Form 10KSB
period 1995-06-30
DIMENSIONAL VISIONS GROUP LTD
filed 1995-09-28
CIK 836809

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1995
                                              -------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------

                       Commission file number 1-10196
                                              -------

                       Dimensional Visions Group, Ltd.
      ----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                             23-2517953
  ----------------------------               -----------------------------
         (State or other jurisdiction               (I.R.S. Employer
       of incorporation or organization)          Identification No.)


              718 Arch Street, Suite 202 N, Philadelphia 19106
              ------------------------------------------------
             (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (215) 440-7791
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:
                                    None

Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock
                                ------------
                              (Title of Class)

                         Redeemable Class B Warrants
                        ----------------------------
                              (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   X  YES                NO
                                  ---                ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein,to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                              ---

         As of SEPTEMBER 18, 1995, the number of shares of Common Stock outstanding was 17,521,098. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 18, 1995 was approximately $27,298,590 (based upon 17,471,098 shares at $1.5625 per share).

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

         Certain exhibits are incorporated by reference to the Company's Registration Statement on Form S-1, Form 10-KSB and Form 8-K as listed in response to Item 13(a)(3) of Part III.

                                     PART I

ITEM 1.    BUSINESS

THE COMPANY

         Dimensional Visions Group, Ltd. ("DVG") was organized in 1988. DVG produces and markets lithographically printed stereoscopic prints commonly referred to as three-dimensional prints. The prints may be viewed without the use of special glasses or other viewing apparatus. DVG has trademarked its three-dimensional products as the DV3D(TM) image. DVG's product lines are determined by the technical specifications of the polymer based lenticular material on which the DV3D(TM) image is printed. The DV3D(TM) print product may be produced in varying sizes for specified customer applications. The current DV3D(TM) print product is designed for hand-held viewing.

         On September 12, 1995, DVG, through a wholly-owned subsidiary, acquired all the outstanding capital stock of InfoPak, Inc. ("InfoPak"). InfoPak, located in Phoenix, Arizona, manufactures and markets hardware and software information and audio playback systems and method products and programs. References herein to the "Company" includes DVG and its wholly-owned subsidiaries.

         InfoPak was founded in 1992. InfoPak has developed a system that allows those that use large and cumbersome printed dated material an electronic alternative which is easier to use. The InfoPak Information System (the "System") was designed to manage voluminous databases that change often and to distribute information to remote locations where the System utilizes standard telephone lines and personal computers (PC's) to distribute the information. Information is stored on an InfoCard(TM) and displayed by a hand-held InfoReader(TM). The System has been designed to provide the owners and publishers of the information many levels of security to ensure that piracy and unauthorized use does not occur. In essence, InfoPak distributes data electronically then repackages directories onto InfoCards(TM) to be used in InfoReaders(TM). In many cases, InfoPak provides key business information to the end user in just a few seconds when, historically, that process took days or even weeks.

         InfoPak currently produces and markets the System to the residential real estate agent marketplace as the InfoPak Portable MLS. InfoPak is selling the Portable MLS to realtors as an option to the printed Multiple Listing Service Directory. The InfoCard(TM) stores the real estate listings and the operating program for portable access through the InfoReader(TM).

         Since its inception, the Company has been dependent upon the proceeds of the sale of its securities, loans and sale of surplus equipment to conduct its business. There can be no assurance that the Company will generate sufficient revenues from the sale of its products necessary to maintain its cost structure or achieve profitability.

MARKETING

         Since its inception, DVG has been attempting to develop a commercially acceptable product. Management believes that during the first half of fiscal 1994, DVG was able to complete the development of its technologies necessary to begin a sales and marketing effort.

         DVG initiated a sales and marketing program in January 1994 and shipped its first commercial order in July 1994 and received additional orders which have resulted in a limited amount of sales to date. However, until recently, the Company continued to lack adequate financial resources to begin full operations which include a manufacturing/production executive, a creative design employee and an adequate inventory of lenticular print material to fill large volume orders.

         DVG is marketing commercial and promotional applications of its DV3D(TM) print products to all users of graphic arts. Some of the applications of DV3D(TM) print products are packaging, book and magazine covers and inserts, CD covers, trading cards, games, and greeting cards. Other proposed markets include point-of-sale materials and displays, direct mail, specialty advertising, premium incentives, trade show exhibits, and special events promotion.

         DVG uses its own employees and independent sales agents in marketing its products. The independent sales agents are paid on a commission basis for orders shipped, accepted and for which payment has been received. DVG does not provide for any advance against commissions or expenses incurred by such independent agents. DVG also sells its products to independent marketing organizations. During the first six months of fiscal 1995, DVG entered into a number of exclusive sales and marketing agreements with independent sales and marketing organizations. The agreements relate to the sales and marketing of the DVG's products for certain enumerated potential users, including, but not limited to, comic books, greeting cards, magazines, sports organizations, food companies, entertainment companies, computer hardware and software companies and advertising agencies. The agreements have specific performance goals to be met in order to retain exclusive distribution rights for identified target accounts.

         To date, InfoPak has grown its business primarily through the use of outside distributors. The objective was to develop a wide-spread distribution network in order to establish broad based customer acceptance in the real estate marketplace. Using this method of marketing, operations have been established in over thirty cities in the United

States and Canada. Expansion has been steady and is expected to continue during the foreseeable future.

         Presently, each distributor under contract with InfoPak receives an exclusive marketing territory that may cover anywhere from one city to many cities. Territories are granted based upon the distributor's financial strength, real estate industry experience, performance goals, and initial purchase commitments. The distributor maintains exclusivity as long as it meets the performance benchmarks outlined in its distribution agreement with InfoPak. Although these benchmarks vary from one distributor to another, they all encompass inventory purchase requirements which is one of InfoPak's sources of revenue.

         InfoPak's revenues are primarily generated in two ways: 1) through the sale of new Portable MLS InfoReaders(TM) to the distributor and 2) through ongoing licensing revenue collected from the distributor for each InfoPak Portable MLS InfoReader(TM) in operation. The licensing fee is assessed for ongoing MLS data delivery, system support, and system maintenance, and normally begins the thirteenth month following activation of an InfoReader(TM). Distributors, in turn, either lease or sell the InfoReaders(TM) to the end customer (normally realtors), collecting monthly licensing fees for ongoing support in all cases. A portion of this licensing fee is what is returned to InfoPak as described above.

         To further enhance market penetration in addition to expansion through outside distributors, InfoPak is pursuing market growth through direct Company sales and marketing whereby it will contract with Real Estate Boards and Associations directly to establish sales and marketing activities at those sites without the assistance of outside distributors. Initially, InfoPak's direct Company marketing campaign is targeting small to medium size Real Estate Boards and Associations which are interested in using the InfoPak system, without the aid of outside distributors.

PRODUCTION

         DVG controls or supervises all phases of the production of the DV3D(TM) print product from the stereoscopic photography and proprietary image compositing through the color separation and printing.

         There are four basic phases of the manufacturing process, the multiple image stereoscopic photography, the multiple image compositing of the DV3D(TM) image to create a master transparency, the color separation of the master transparency and the printing of the separated image on polymer based lenticular material. Lenticular material is a plastic optical material that allows the three-dimensional image to be viewed without the use of any viewing apparatus such as glasses, hoods, etc. The process involves, in part, the taking and then compositing of numerous photographs of a subject in order to create a single stereoscopic master image. The technology involves a computer controlled camera mounted on a micro-positioning mechanism and imaging system taking numerous photographs of a subject. The camera is mobile and takes photographs from various positions and angles. The photos are then composited in a clean room/photo laboratory to create a single stereoscopic master transparency. The present stereoscopic photographic system used by the
Company can only produce an image of stationary objects.   The DV3D(TM) image
is then sent to a commercial separator and printer where the master image, with the use of the Company's proprietary methods and knowledge, is separated and, through the lithographic process, printed on a polymer based lenticular material which focuses the multi-dimensional images. The Company produces the multi-image, stereoscopic photography and compositing of the DV3D(TM) image for the master transparency at its facilities in Philadelphia, Pennsylvania. Proprietary color separation and printing are done under the supervision of the Company with third-party vendors.

         The polymer based lenticular material on which the DV3D(TM) image is printed is supplied by producers in the petrochemical and plastic fabricating industries. The DV3D(TM) image is printed on the polymer based lenticular material by commercial lithographic printing processes. In the printer's pre-press preparation stage, state-of-the-art computerized photo-equipment is necessary because production specifications for the DV3D(TM) image require ultra-accurate tolerances. The Company has established working arrangements with third-party separators and printers on a per order basis.

         InfoPak's product is manufactured by a third party pursuant to a Turnkey Agreement with Elamex, S.A. de C.V. The Turnkey Agreement provides for the manufacture of the portable MLS InfoReader(TM) whereby creditworthy purchase orders are placed directly through InfoPak with Elamex. Receivables are assigned to a lockbox and upon receipt are distributed in accordance with the costs of goods as agreed upon between InfoPak and Elamex.

PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION

         In November 1988 concurrent with the initial public offering of its securities, the Company was assigned the rights to a patent, "Method and Apparatus For Stereoscopic Photography." However, because applications were not filed on a timely basis in other countries, except Canada, prior to the patent being issued and before the Company's acquisition of the patent rights, patent applications cannot be filed in any other country. The patent covers a method and apparatus for taking three-dimensional pictures of an object in which a plurality of cameras are used, or a single camera is operated sequentially, on a side by side basis to take a plurality of separate pictures of the same object. In September of 1990, the Company was issued an additional patent, "Electronic

(digitalized) Method and Apparatus For Stereoscopic Photography", which can be used on the Company's photographic process.

         In February 1993, certain officers of InfoPak sold and assigned technology as set forth in a patent application "System and Method for Printing Data and Program Code to a Card for Use by a Realtor" to InfoPak. In August 1993, certain officers of InfoPak sold and assigned certain technology as set forth in a patent application "System and Method for Credit Card Verification System" to InfoPak. InfoPak also has a patent application "Electronic Telephone Directory with Interchangeable Listings". All patent applications are pending before the Patent and Trademark Office. The Company enters into confidentiality agreements with all persons and entities who or which may have access to its technology. However, no assurance can be given that such agreements, the patents or any additional patents which may be issued to the Company will prevent third parties from developing similar or competitive technology. There can be no assurance that the patents will provide the Company with any significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of its patents, or if instituted that any such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial. In addition, no assurance can be given that the Company will have sufficient resources to either institute or defend any action, suit or other proceeding by or against the Company with respect to any claimed infringement of patent or other proprietary rights. In the event that the Company should lose, in the near future, the protection afforded by the patents and any future patents, such event could have a material adverse effect on the Company's operations. Furthermore, there can be no assurance that the Company's technologies will not infringe patents or other rights owned by others, licenses to which may not be available to the Company.

         The Company has registered the DV3D(TM) mark with the Patent and Trademark office.

COMPETITION

         Other processes currently are available which allow a viewer to perceive an image in three-dimension, including those which employ stereoglasses and viewing hoods and other processes, such as holograms and other three-dimensional image systems, which do not require the use of viewing apparatus. The Company is aware of at least three companies which manufacture equipment capable of producing traditional three-dimensional images for commercial or consumer use, all of which have substantially greater financial and other resources than the Company. Various systems exist for taking traditional three-dimensional photographs, including a system providing for the taking of two pictures from different angles using filters, requiring glasses for viewing and the use of a plurality of cameras spaced side by side or in an arc around the subject. Holographic and other stereoscopic techniques, when perfected, may result in three-dimensional images which will be directly competitive with the Company's products. Further, the Company's products are substantially more expensive than conventional, high quality, two-dimensional prints and for this reason, high quality, conventional processes and methods may be favored for many, if not most, illustration and advertising contexts. Certain of the Company's competitors, who may have substantially greater financial and organizational resources than the Company have developed three-dimensional processes, such as Optigraphics, Inc., which compete with the Company's products.

         Management of InfoPak believe that no other product competes directly with the InfoPak Portable MLS because of the single application function that it provides its subscribers. However, many companies with far greater resources than InfoPak offer palm-top and lap-top computers for use with Multiple Listing Service Systems. No assurance can be given that such other companies may not redesign their products specifically for the real estate niche market that InfoPak sells its Portable MLS.

EMPLOYEES

         The Company has fourteen employees. DVG employs six persons, three of whom are executive officers. InfoPak employs eight persons, four of whom are executive officers.

CONSOLIDATED SELECTED FINANCIAL DATA

         Set forth below is selected financial data derived from the Company's consolidated financial statements, some of which appear elsewhere in this report. This data should be read in conjunction with the consolidated financial statements, some of which are included elsewhere in this report.


=======================================================================================================================
                               Year Ended      Year Ended        Year Ended          Year Ended         Year Ended
                              June 30, 1995   June 30, 1994     June 30, 1993       June 30, 1992      June 30, 1991
-----------------------------------------------------------------------------------------------------------------------
  Operation revenue               $134,028        $ -0-             $ -0-            $  166,385            $ -0-
-----------------------------------------------------------------------------------------------------------------------
  Net Loss                     ($1,192,332)    ($1,069,642)      ($1,327,258)       ($4,033,997)      ($3,911,359)
-----------------------------------------------------------------------------------------------------------------------
  Net loss per share of              ($.07)       ($.07)            ($.10)              ($.39)            ($.44)
  common stock
-----------------------------------------------------------------------------------------------------------------------
  Balance Sheet Data:
-----------------------------------------------------------------------------------------------------------------------
  Working capital
  (deficit)                      ($138,013)       ($85,149)        ($305,014)         ($297,463)        ($704,527)
-----------------------------------------------------------------------------------------------------------------------
  Total assets                    $451,237        $449,725          $636,133         $2,870,149        $4,675,768
-----------------------------------------------------------------------------------------------------------------------
  Total Liabilities             $2,502,230      $1,464,861          $692,027         $2,273,631        $2,521,633
-----------------------------------------------------------------------------------------------------------------------
  Stockholders' equity
  (deficiency)                 ($2,050,993)    ($1,015,136)         ($55,894)          $596,518        $2,154,135
=======================================================================================================================

ITEM 2.    DESCRIPTION OF PROPERTY

         DVG leases approximately 5,485 rentable square feet, for its administration and technical operations. The term of the lease is five years, expiring on February 28, 1999. The annual fixed rent of $23,595 for the first year, $58,963 in year two, $60,335 in year three, $61,706 in year four and $63,077 in the fifth year.

DVG leases approximately 770 square feet of office space in Los Gatos, California. DVG leases the space for the use by its Executive Vice President, Director of Research and Product Development, and its Chairman of the Board of Directors, who reside in California. The monthly rent is $1,042, subject to normal adjustments, on a month to month basis.

         InfoPak leases approximately 1,800 square feet of office space in Phoenix, Arizona. The monthly rent is $1,227 on a month to month basis.


ITEM 3.    LEGAL PROCEEDINGS.  None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The principal market for the Company's Common Stock is the National Association of Securities Dealers, Inc. over-the-counter market, on the Electronic Bulletin Board. The trading symbol for the Common Stock is "DVGL.U". The Company does not believe that any trading market exists for its Series "B" Redeemable Common Stock Purchase Warrants.

         On August 25, 1992, the Company's securities were delisted from the NASDAQ trading system. Since that time the Company's Common Stock has been listed on the Electronic Bulletin Board.

         Public trading in the Company's Common Stock commenced in November 1988. Set forth below are the high and low bid prices for the Company's Common Stock by the Company's fiscal quarters beginning July 1, 1994, as quoted by the National Quotation Bureau. The prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.



               --------------------------------------------------
                     Fiscal 1994                High        Low
                     -----------                ----        ---
               --------------------------------------------------
               First Quarter                    $.44        $.09
               --------------------------------------------------
               Second Quarter                   $.81        $.16
               --------------------------------------------------
               Third Quarter                    $.41        $.16
               --------------------------------------------------
               Fourth Quarter                   $.28        $.13
               --------------------------------------------------
                     Fiscal 1995
                     -----------
               --------------------------------------------------
               First Quarter                    $.41        $.19
               --------------------------------------------------
               Second Quarter                   $.47        $.22
               --------------------------------------------------
               Third Quarter                    $.44        $.19
               --------------------------------------------------
               Fourth Quarter                   $.75        $.19
               --------------------------------------------------
                     Fiscal 1996
                     -----------
               --------------------------------------------------
               First Quarter                   $2.76        $.75
               (through
               September 18,
               1995)
               ==================================================

HOLDERS

         As of September 18, 1995, the number of stockholders of record was 369, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 1,500 stockholders in total.

DIVIDENDS

         The company has paid no dividends since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

         Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. The dividend is currently being accrued. As of June 30, 1995, the unpaid cumulative dividends totaled approximately $151,750. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEARS 1993 AND 1994

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1994, the Company had a working capital deficiency of $85,149, compared with a working capital deficiency of $305,014 in 1993. During the period ended June 30, 1994, the Company raised approximately $880,000 through the sales of its promissory notes in a private placement.

RESULTS OF OPERATIONS

         During the fiscal year ended June 30, 1994, the Company remained a development stage company. The net loss for the period was $1,069,642, compared with a net loss of $1,327,258 for the fiscal year ended June 30, 1993. The decrease in the net loss reflects management's continued efforts to control costs. During the fiscal year ended June 30, 1994, the Company paid consulting fees and expenses of approximately $190,000 which included fees and expenses paid to the Company's Chief Executive Officer and the Company's Director of Sales and Marketing which were not related to research and development. The Company paid consulting fees of approximately $59,000 relating to research and development. Salaries totaled approximately $170,000 during the period. Other expenses during the period included plastic and materials and printing expenses of approximately $51,000, travel and related expenses of approximately $40,000 and approximately $99,000 for office rent and utilities expenses. Interest expense for the period was approximately $73,000 which was accrued.

         During the period, the Company continued to refine its technologies which included seeking printers and separators capable of translating the DV3D(TM) image into a high resolution lithographically printed product. The Company spent approximately six months with one printer before deciding that it was not capable of producing the desired results. In January of 1994, the Company began working with a printer that has produced what the Company believes is an acceptable product. The Company has also established relationships with two separators.

         In September 1993, the Company engaged the services of a full-time Director of Sales and Marketing to design and implement a plan for bringing the Company's DV3D(TM) product to the marketplace. The Company also retained the services of independent marketing agents to market its DV3D(TM) product throughout the country. Problems encountered with the Company's then current printer resulted in the curtailing of marketing activities until the third quarter of fiscal 1994, although the Company continued to make contact with potential customers through referrals, direct mail and telephone.

FISCAL YEARS 1994 AND 1995

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1995, the Company had a working capital deficiency of $138,013, compared with a working capital deficiency of $85,149 in 1994. During the period ended June 30, 1995, the Company raised $757,000 through the sale of its promissory notes in private placements and received approximately $39,000 through the exercise of warrants. The Company's selling and marketing efforts had been limited until adequate funding was obtained. During the period the Company was taking selected orders based upon availability of inventory used in the production process.

         On April 25, 1995, substantially all of the long term note holders (see Note 5 of Notes to Consolidated Financial Statements) agreed to defer all interest payments on the notes until the notes mature beginning in fiscal 1997, or upon the consummation of long term financing and/or strategic partner relationship, to convert the notes and accrued interest into 8% Series B Convertible Preferred stock through the exercise of the Series B Redeemable Warrants. As of September 18, 1995, there was approximately $1,942,000 principle amount of long-term notes issued. Management believes that the InfoPak acquisition and the raising of $750,000 through the sale of Common Stock meets the conditions by which conversion of the long-term notes will occur. However, no assurance can be given as to how many of the long-term notes will be converted into Series B Redeemable Warrants.

RESULTS OF OPERATION

         During the fiscal year ended June 30, 1995, the Company began limited production. The net loss for the period was $1,192,332 compared with a net loss of $1,069,642 for the fiscal year ended June 30, 1994. For the period the Company paid consulting fees and expenses of approximately $235,000 which were not related to research and development, and consulting fees of approximately $137,720 relating to research and development. Salaries totaled approximately $243,000 during the period. Other expenses during the period included outside production costs consisting of plastic, printing and separating of approximately $117,000, travel and related expenses of approximately $62,000 and approximately $72,000 for office rent and utilities expenses. Professional fees for the period were approximately $46,000. Interest expense for the period totalled approximately $208,700 which includes $141,200 of accrued interest and $67,500 of additional interest relating to the issuance of warrants.

         Revenues for the period were approximately $135,000. Operational funding needed to fully commence operations, i.e., purchase additional inventory and equipment, offer a variety of DV3D(TM) products, hire additional personnel and maintain good working relationships with third party vendors was not obtained until after the period.

         The Company's independent auditors report contains an explainatory paragraph regarding the ability of the Company to continue as a going concern.

EVENTS SUBSEQUENT TO JUNE 30, 1995

         The Company has been funding its operations by selling its securities in private placements, short-term borrowing, equipment sales, and accruing compensation to certain employees and consultants.

         Subsequent to June 30, 1995, the Company raised a total of $855,000 through the sale of its promissory notes ($105,000) and Common Stock ($750,000). The additional funds have allowed DVG to commence full operations.

         In September 1995, the Company acquired all of the outstanding capital stock of InfoPak for 500,000 shares of its Series P Convertible Preferred Stock, each share of which is convertible into 10 shares of the Company's Common Stock. For the fiscal year ended December 31, 1994, InfoPak had revenue from sales of $2,199,089, a net loss of $191,617 and a deficit at the end of the year of $327,487.

         The Company believes it has sufficient funds to maintain its DVG operations for the balance of the current fiscal year whether or not it generates sales. InfoPak is currently in discussions with a major distributor regarding renegotiation of a distribution agreement. It is possible that InfoPak and the distributor may not reach an agreement. InfoPak has developed an alternative marketing program, which may have the effect of slower sales until the marketing program is developed and fully operational. The Company can give no assurances that it will not need additional funds for InfoPak's operations. The Company intends to seek additional funding to expand both DVG and InfoPak's business to include new products and increased research development activity. No assurance can be given that the Company will be able to obtain funds sufficient to meeting its capital needs. The Company's outside auditors have qualified their report as to the ability of the Company to continue as a going concern.

ITEM 7.    FINANCIAL STATEMENTS

         The consolidated financial statements required to be filed pursuant to this Item 7 begins on page F-1 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Non applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

Name                              Age                       Position
----                              ---                       --------
George S. Smith *                 60               Director, Chairman of the Board of Directors

Steven M. Peck                    38               Chief Executive Officer, President, Chief Financial Officer of DVG and Director

Sean F. Lee                       55               Chief Executive Officer of InfoPak, Inc. and Director

John L. Miller                    36               Executive Vice-President and Director of Research and Product Development of DVG

Robert L. Morris,Jr.              44               Executive Vice-President and Director of Sales and Marketing of DVG

James W. Porter, Jr. *            45               Director

William A. Knegendorf *           50               Director

---------------------
*        Members of the Audit Committee
         Mr. Smith was appointed Chairman of the Board in April 1992. From April 1992 until September 12, 1995, Mr. Smith served as the Chief Executive Officer of DVG. From 1980 to 1988, Mr. Smith was a Senior Vice-President at Drexel Burnham Lambert. From 1988 to 1990 he was a Senior Vice President at Shearson Leahman Brothers. From September 1990 until April 1992, Mr. Smith was on sabbatical for corrective back surgery. Mr. Smith is a honors graduate in economics with a minor in engineering from San Jose State University.

         Mr. Peck was appointed to his position on September 12, 1995. Prior to his joining the Company, Mr. Peck had been a private investor since March, 1995. From 1986 to March, 1995, Mr. Peck was with the Bachman Company, a snack food manufacturer, as their Director of Marketing. From 1982-1986, Mr. Peck was Director of Marketing at Fleer

Corporation, a manufacturer of confectionery, sport/entertainment trading cards and other licensed products. Mr. Peck graduated from the University of North Carolina with a Bachelor of Arts Degree.

         Mr. Lee was appointed a Director in September 1995. Mr. Lee has served as InfoPak's Chief Executive Officer since January 1992. I April 1994, Mr. Lee co-founded and became Chairman of the Board of Directors of Auto X-ray, Inc., a privately held company (diagnostic system for American automobiles). From September 1988 until December 1991, Mr. Lee served as a Director, Chief Executive officer and President of Builder's Express, a publicly held company based in San Antonio, Texas which filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in 1991.

         Mr. Miller has held his position with the Company since November 1992. Since April 1988, Mr. Miller has been a partner in Perceptual Images, a partnership formed to do research and development in three-dimensional video imaging and display. After joining the Company, Mr. Miller did not sever his ties to the partnership and continues his research on a part-time basis. Mr. Miller currently devotes eighty percent of his professional time to the affairs of the Company and twenty percent to the partnership. Miller holds a B.S. in Mechanical Engineering from Rose Hulman Institute of Technology.

         Mr. Morris was appointed Executive Vice President and Director of Sales and Marketing in September of 1993. Mr. Morris has over 20 years management experience in sales and marketing with both Fortune 500 and start-up companies. From 1987 to joining the Company, Mr. Morris served as Vice President, Sales and Marketing for Paro, Inc., San Jose, CA., a marketing, sales and capital company that provides strategic business and financial resources to small mezzanine level companies. Mr. Morris graduated from Arizona State University with a Bachelor of Science Degree.

         Mr. Porter was appointed to the Board of Directors in August 1995. Mr. Porter is the President and the principle shareholder of Avonwood Capital Corporation, a management and investment consulting firm which Mr. Porter co-founded in August 1994. From April 1990 to August 1994, Mr. Porter was the Chief Executive Officer of OESI Power Corporation, a geothermal energy firm. Mr. Porter was appointed to the Board of Directors on August 18, 1995 at such time Mr. Porter was required to file a Form 3 within 10 days of his appointment. The Form 3 was not filed within the 10 day period but was filed shortly thereafter.

         Mr. Knegendorf was appointed to the Board of Directors in September 1995. Since November 1994, Mr. Knegendorf has served as a Managing Director and Chief Financial Officer of Avonwood Capital Corporation. From November 1992 to November 1994, Mr. Knegendorf was the owner and a financial advisor in Key Valve Systems, a business consulting firm. From 1988 to November 1992, Mr. Knegendorf was the Chief Financial Officer of Clark Capital Management, a registered investment adviser.

         Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

         The Delaware General Corporation Law permits a corporation through its Certificate of Incorporation to eliminate or limit its directors' personal liability to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declarations of dividend, and transactions from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation limits its directors' liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder's right to seek non-monetary, equitable remedies such as injunction or rescission to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations and there may be instances in which no effective remedy is available.

EXECUTIVE COMPENSATION

ITEM 10



Summary Compensation Table

         The following table sets forth the total compensation earned by or paid to the named executive officer by the Company for the fiscal year ended June 30, 1995.


==========================================================================================================================
                                                                                          LONG TERM COMPENSATION
                     --------                                                  -------------------------------------------
                                           ANNUAL COMPENSATION                               AWARDS              PAYOUTS
                     ==============================================================================================================
                                                                   OTHER           RESTRICTED      SECURITIES                 ALL
                                                                  ANNUAL             STOCK         UNDERLYING      LTIP      OTHER
                      YEAR      SALARY ($)      BONUS ($)      COMPENSATION        AWARDS ($)     OPTIONS/SARs   PAYOUTS    COMPEN
                                                                    ($)                                (#)         ($)      SATION
                                                                                                                              ($)
-----------------------------------------------------------------------------------------------------------------------------------
  George S. Smith     1995       $60,000         $5,000         $47,138(2)             $0            -0-           $0        $0
  (Former Chief
  Executive
  Officer)(1)
===================================================================================================================================

(1)      Mr. George S. Smith resigned as Chief Executive Officer in September
         1995.
(2) Represents $31,099 of travel expenses and $16,039 of living expenses and other travel related expenses.

====================================================================================================================================
                                             OPTIONS/SAR GRANTS IN THE FISCAL YEAR 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                          INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------------
                                                         NUMBER OF          % OF TOTAL
                                                         SECURITIES        OPTIONS/SARs           EXERCISE
                                                         UNDERLYING        GRANTED TO                OR
                                                        OPTION/SARs        EMPLOYEES IN          BASE PRICE          EXPIRATION
               NAME                       YEAR           GRANTED(#)        FISCAL YEAR           ($/Share)              DATE
------------------------------------------------------------------------------------------------------------------------------------
  George S. Smith,
  (Former Chief Executive Officer)(1)     1995             -0-                 -0-                  -0-                  -0-
------------------------------------------------------------------------------------------------------------------------------------
====================================================================================================================================


(1)      Mr. Smith resigned as Chief Executive Officer in September 1995.

==================================================================================================================================
                    AGGREGATED OPTIONS/SAR EXERCISES IN THE FISCAL YEAR 1995 AND FY- END OPTION/SAR VALUES
==================================================================================================================================

                                                                          Number of Securities                 Value of
                                        Shares                           Underlying Unexercised               Unexercised
                                       Acquired                             Options/SARs at            In-the-Money Options/SARs
                                          on                                   FY-End (#)                    at FY-End($)
              Name            Year    Exercise(#)    Value Realized   Exercisable/Unexercisable(1)    Exercisable/Unexercisable(1)
=================================================================================================================================
George S. Smith               1995        $0               $0              2,669,840(E)/O(U)                   $693,135
(Former Chief Executive
Officer)(1)
=================================================================================================================================

(1)      Mr. Smith resigned as Chief Executive Officer in September 1995.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all executive officers and directors of the Company as a group, as of September 18, 1995, and their percentage ownership of Common Stock and their percentage voting power.



        =========================================================================================
        Name and Address                             Amount and Nature             Percent
        of Beneficial Owners                           of Beneficial              Ownership
        --------------------                           Ownership (1)              ---------
                                                       ---------
        -----------------------------------------------------------------------------------------
        George S. Smith (2)                              6,319,840                 26.6%
        3130 Alexis Drive
        Palo Alto, California 94304
        -----------------------------------------------------------------------------------------
        Avonwood Capital Corporation(3)                  2,200,800                 11.2%
        3 Radnor Corporation Center
        Suite 400
        Radnor, Pennsylvania 19087
        -----------------------------------------------------------------------------------------
        Steven M. Peck (4)                               1,000,000                  5.4%
        -----------------------------------------------------------------------------------------
        Sean F. Lee (5)                                  1,561,430                  8.2%
        -----------------------------------------------------------------------------------------
        John L. Miller (6)                               1,450,000                  7.7%
        -----------------------------------------------------------------------------------------
        Robert Morris (7)                                 250,000                   1.4%
        -----------------------------------------------------------------------------------------
        James W. Porter, Jr.                                (8)
        -----------------------------------------------------------------------------------------
        William A. Knegendorf                               (8)
        -----------------------------------------------------------------------------------------
        All officers and directors as a                  4,661,510                 21.1%
        group (7 persons)(9)
        =========================================================================================


(1) Except as otherwise indicated, all of the shares are owned beneficially and of record. Beneficial ownership has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended.

(2) Mr. Smith directly owns 50,000 shares of the Company's Common Stock. Mr. Smith also owns 21,000 shares of the Company's Series S Convertible Participating Preferred Stock which is convertible into 2,100,000 shares of the Company's Common Stock. Also included in the amount are warrants to purchase 2,669,840 shares of the Company's Common Stock and warrants to purchase 15,000 shares of the Company's Series "B" Convertible Preferred Stock which is the equivalent of 1,500,000 shares of the Company's Common Stock.

(3) Represents warrants to purchase 1,725,000 shares of the Company's Common Stock, 3,000 Series S Convertible Preferred Stock convertible into 300,000 shares of Common Stock and 15,080 Series P Convertible Preferred Stock convertible into 150,800 shares of Common Stock.

(4) Represents warrants to purchase 1,000,000 shares of the Company's Common Stock.

(5) Represents 156,143 shares of Series P Convertible Preferred Stock convertible into 1,561,430 shares of the Company's Common Stock. Of this amount, 143,197 shares of Series P Stock is owned by the Lee Family Partnership of which Mr. Lee is the general partners.

(6) Includes warrants to purchase 1,100,000 shares of the Company's Common Stock. Also includes 3,000 shares of the company's Series S Convertible, Preferred Stock convertible into 300,000 shares of the Company's Common Stock.

(7) Includes warrants to purchase 100,000 shares of the Company's Common Stock. Also includes 1,500 shares of Series S Convertible Preferred Stock convertible into 150,000 shares of the Company's Common Stock.

(8) Owned directly by Avonwood Capital Corporation of which Mr. Porter is the President, the principal shareholder and sole voting shareholder and of which Mr. Knegendorf is a Managing Director, and a shareholder. Includes 3,000 shares of the Company's Series S Convertible Preferred Stock convertible into 300,000 shares of the Company's Common Stock. Includes 15,080 shares of the Company's Series P Convertible Preferred Stock convertible in 150,800 shares of the Company's Common Stock. Also includes warrants to purchase 1,750,000 shares of the Company's Common Stock.

(9) Includes 4,561,510 shares of Preferred Stock which have voting rights. Does not include warrants to purchase in the aggregate 7,919,840 shares of the Company's Common Stock.


STOCK OPTION PLAN

         The Company has adopted a stock option plan (the "Plan") covering 500,000 shares of the Company's Common Stock, $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive as well as non-qualified stock options and Stock Appreciation Rights ("SAR'S"). The Plan, which expires in September 1998, is administered by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant and at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the

Company's Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors. No SAR's have been granted.

         To date, 20,000, options are currently in effect. The exercise price of the options granted under the Plan to date is $.48 per share.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July of 1993 Mr. George Smith was granted warrants to purchase 1,000,000 shares of the Company's Common Stock for a five year period at an exercise price of $.15 per share. Also in July 1993 600,000 warrants to purchase the Company's Common Stock for five years at $.15 per share were issued to Mr. Smith and 687,495 warrants were canceled by the Company at prices ranging between $.4375 and $1.00 per share. Mr. Smith is an employee of the Company. Mr. Smith's annual compensation is $96,000.

         Mr. John L. Miller, the Company's Executive Vice-President, and Director of Research and Product Development has an agreement with the Company whereby he has been granted 3,000,000 warrants to purchase the Company's common stock at varying prices upon the completion of certain technical and production benchmarks. Mr. Miller has been issued 1,000,000 warrants under the terms of the agreement. These warrants are exercisable at $.25 per share for a five year period. The remaining 2,000,000 warrants being held in escrow have an exercise price of $.15 per share for a five year period of time. Mr. Miller was also issued 100,000 warrants in July of 1993 at $.15 per share exercisable
over a five year period.   Additionally Mr. Miller owns 350,000  shares of the
Company's common stock, of which 300,000 shares were granted in January of 1994 in lieu of $30,000 accrued compensation, and 50,000 shares valued at $.10 per share were granted in January of 1995 as an executive bonus. In August 1995, Mr. Miller converted 300,000 shares of Common Stock into the Company's Series S Participating Convertible Preferred Stock.

         Mr. Robert L. Morris, the Company's Executive Vice-President, and Director of Sales and Marketing has an agreement with the Company whereby he has been granted 1,000,000 warrants, being held in escrow, to purchase the Company's common stock at $.20 per share, exercisable over a five year period upon the completion of certain sales and marketing benchmarks. Mr. Morris was also issued 100,000 warrants in July of 1993 at $.15 per share, exercisable over a five year period. Additionally Mr. Morris owns 150,000 shares of the Company's Common Stock of which 100,000 shares were granted by the Company in January of 1994 and 50,000 shares were granted by the Company in January of 1995 as an executive bonus. The shares are valued at $.10. In August 1995, Mr. Morris converted his Common Stock into the Company's Series S Participating Convertible Preferred Stock.

         Mr. Morris has a five-year employment agreement with DVG which expires in May 1999. Under the terms of the Agreement, Mr. Morris' annual compensation is $72,000.

         In May 1995, Avonwood Capital Corporation ("Avonwood") entered into a Letter of Intent and a Management and Consulting Agreement (collectively the "Agreement") the Agreements require Avonwood to assist the Company with financial restructuring, corporate finance negotiations, strategic alliance development, corporate consulting and advisory and arranging of capital as required. For their management and consulting services, the Agreement is renewable annually by mutual agreement except in the event that $1,000,000 of capital is raised then there is an automatic 12 month renewable period, Avonwood receives a fee of $100,000 per year accruing quarterly in arrears and payable when the Company has a pre-tax operating profit for any such quarter, provided that the amount to be paid does not exceed the pre-tax operating profit. In September, 1995 the Agreement was extended for an additional year. Also in September the Company agreed to pay Avonwood $25,000 toward their consulting fee. As additional compensation for each dollar of capital raised, Avonwood will receive warrants to purchase common stock to a maximum of 1,600,000 of which 1,000,000 warrants have been issued and 250,000 exercised. The warrants are for a five year term. The exercise price is $.15 per share. Avonwood will also be entitled to a maximum of 5% of any capital raised.

         Pursuant to the terms of the Agreement, Avonwood loaned the Company $50,000 and was issued a 9% unsecured promissory note due in November 1998. In connection with the loan, the Company issued warrants to purchase 500,000 shares of Common Stock at $.10 per share exercisable within three and one-half years from issuance and warrants to purchase 50,000 shares of Common Stock at $.01 per share which have been exercised. In September 1995, the Company repaid the loan.

         The Agreement provides that at Avonwood's expense, the Company would register 300,000 shares of Common Stock upon the exercise of any of the warrants. In May 1995, Avonwood exercised warrants to purchase 300,000 shares of Common Stock for $38,000. In August 1995, Avonwood converted these shares of Common Stock into the Company's Series S Convertible Preferred Stock.

         Avonwood also has a consulting agreement with InfoPak under the terms of the agreement Avonwood is paid $2,500 per month and is paid a success fee for sales and marketing performances. The term of the agreement is year to year.

         Mr. Sean F. Lee has an employment agreement with InfoPak. The term of the agreement is three years ending in September 1998. Mr. Lee's base compensation is $100,000 per year. Mr. Lee is also entitled to participate in InfoPak's Bonus Plan. The Bonus Plan is set at 10% of InfoPak's pre-tax profits. Fifty percent of the Bonus Plan is set aside for target management compensation. Mr. Lee's target compensation is $300,000 per year and his percentage of the 50% is .62. The other 50% of the Bonus Plan is set aside for all InfoPak employee,including management, based upon decision of InfoPak's Board of Directors. Mr. Lee also received 7,000 shares of the Company's Series P Convertible Preferred Stock as a signing bonus. Pursuant to the Agreement Mr. Lee was appointed to the Company's Board of Directors and the Company is required to nominate Mr. Lee to continue to serve on the Board of Directors during the term of the Agreement. Each share of the Series P Convertible Preferred Stock is convertible into 10 shares of the Company's Common Stock.

         In September 1995, Mr. Lee and his spouse as a creditor of InfoPak cancelled a promissory note in the amount of $170,039 in exchange for 17,004 shares of the Company's Series P Convertible Preferred Stock.

         Mr. Lee is a party to an Asset Purchase Agreement dated September 6, 1995, between InfoPak, Mr. Lee and two other executive officers of InfoPak. Pursuant to an terms of the Agreement Mr. Lee and the other InfoPak executives sold certain digital sound device technology to InfoPak in return for a royalty of 3% (1% to each seller) of the net revenue per quarter from any sales at the device. Net revenue is defined in the Agreement to be gross revenues from the sale or license of the technology less returns. The term of the Agreements is the earlier of seventeen years or for the term of any patent that may be issued on the technology.

         Mr. Steven M. Peck was issued warrants to purchase 1,000,000 shares of the Company's Common Stock in September 1995 as a condition of his employment. The term of the warrants is five years. The exercise price is $.25 per warrant. Mr. Peck's annual compensation is $96,000. The Company and Mr. Peck are currently negotiating an employment agreement. However, no assurance can be given that a definitive agreement will be reached.

ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A.      The following documents are filed as part of this report:

                 1. The consolidated financial statements filed as part of this report are listed under the caption "Index to Financial Statements and Schedules", appearing elsewhere in this report.

                 2. The consolidated financial schedules of the Company are filed as part of this report:

                          Schedule V  -  Property and Equipment

                          Schedule VI -  Accumulated Depreciation and
                          Amortization of Property and Equipment

                 3.       The following Exhibits are filed herein:

                          Exhibit
                          Number           Description

                          3.1*             Certificate of Incorporation and By
                                           Laws

                          3.2** Form of Certificate of Designation - Series A Convertible Preferred Stock

                          3.4** Certificate of Designation - Series B Convertible Preferred Stock

                          3.4a*** Form of Certificate of Designation - Series P Convertible Preferred Stock

                          3.4b Form of Certificate of Designation - Series S Participating Convertible Preferred Stock

                          4.1*             Warrant Agreement (including form of
                                           warrant)

                          10.1** Agreement of lease between 718 Arch Street Associates, Ltd. and
                                           Dimensional Visions Group, Ltd.
                                           Dated March 1, 1994

                          10.2** Lease between Alden Johnson and Carolyn Johnson and registrant made as of June 1, 1994

                          10.3*** Agreement and Plan of Merger By and Among InfoPak, Inc. Certain
                                           Shareholders of InfoPak, Inc.
                                           InfoPak Acquisition Co. and
                                           registrant dated September 6, 1995.

                          21.0             Subsidiaries of the registrant

                          27.0             Financial Data Schedule


         B.      Reports on Form 8-K
                                  filed:
                                  September 27, 1995

                 To report an event under Item 2 regarding the registrants' acquisition of all of the issued and outstanding capital stock of InfoPak, Inc.

--------------------------
* Incorporated by reference from the registrants registration statement on Form S-1 (No. 33-24554)

** Incorporated by reference from the registrants' Annual Report on Form 10-KSB for the fiscal years ended June 30, 1992, 1993 and 1994.

*** Incorporated by reference from registrants' Current Report on Form 8-K dated September 27, 1995.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                 DIMENSIONAL VISIONS GROUP, LTD.

DATED:  September 26, 1995       BY:  /s/ George S. Smith
                                      -------------------------------------
                                      George S. Smith,
                                      Chief Executive Officer
                                      (for the Period ending September 12, 1995)

                                 BY:  /s/ Steven M. Peck
                                      ------------------------------------
                                      Steven M. Peck,
                                      Chief Executive Officer
                                      (from September 13, 1995)


         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                     Date
---------                                  -----                                     ----
/s/ George S. Smith          Chief Executive Officer (Principle                 September 26, 1995
-----------------------      Executive Officer and Principal
George S. Smith              Financial Officer for the period
                             ending September 12, 1995) and Director


/s/ Steven M. Peck           Chief Executive Officer, Chief                     September 26, 1995
-----------------------      Financial Officer (Principle Executive
Steven M. Peck               Officer, Principle Financial Officer
                             and Principle Accounting Officer)
                             and Director from September 13, 1995


/s/ Sean F. Lee              Director                                           September 26, 1995
------------------------
Sean F. Lee


/s/ James W. Porter, Jr.     Director                                           September 26, 1995
------------------------
James W. Porter, Jr.


/s/ William A. Knegendorf    Director                                           September 26, 1995
-------------------------
William A. Knegendorf

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                       YEARS ENDED JUNE 30, 1995 AND 1994


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                Page
                                                                                ----

Independent Auditor's Report                                                     F-2

Consolidated Financial Statements

         Balance Sheet                                                           F-4

         Statements of Operations                                                F-5

         Statements of Stockholders' Equity                                      F-6

         Statements of Cash Flows                                               F-10

         Notes to Consolidated Financial Statements                             F-11

Schedules

         Independent Auditor's Report                                           F-19

         Schedule V - Property and Equipment                                    F-20

         Schedule VI - Accumulated Depreciation and Amortization
            of Property and Equipment                                           F-21

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Dimensional Visions Group, Ltd.
Philadelphia, Pennsylvania


We have audited the accompanying consolidated balance sheet of Dimensional Visions Group, Ltd. and its subsidiaries (the "Company") as of June 30, 1995, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Group, Ltd. and its subsidiaries at June 30, 1995 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has been funding its operations by selling its securities in private placements, loans, sale of surplus equipment and by certain employees and consultants deferring their compensation. The future of the Company as an operating business will depend on (1) its ability to successfully market its products, (2) obtain sufficient capital contributions or financing as may be required to sustain it's current operations and fulfill its sales and marketing activities, (3) achieving a level of sales adequate to support the Company's cost structure, and (4) to ultimately achieve a level of profitability. Management's plan concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                  /s/ GITOMER & BERENHOLZ, P.C.
                                                  ----------------------------
                                                  Gitomer & Berenholz, P.C.




Jenkintown, Pennsylvania
September 18, 1995

                        DIMENSIONAL VISIONS GROUP, LTD.
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1995

                    ASSETS

 Current Assets

   Cash and cash equivalents                                           $227,972

   Accounts receivable, trade                                            18,690

   Inventory                                                             26,453

   Prepaid supplies and expenses                                         43,361
                                                                         ------
   Total Current Assets                                                 316,476
                                                                        -------

 Equipment and Leasehold Improvements

   Equipment                                                          1,628,028

   Furniture and fixtures                                               134,938


   Leasehold Improvements                                               109,446
                                                                        -------
                                                                      1,872,412

   Less Accumulated Depreciation and Amortization                     1,791,049
                                                                      ---------
                                                                         81,363
                                                                         ------
 Other Assets

   Patent rights and other assets                                        53,398
                                                                         ------

   Total Assets                                                        $451,237
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current Liabilities

   Note Payable                                                         $50,000

   Accounts payable, accrued expenses and other liabilities             404,489
                                                                        -------

   Total Current Liabilities                                            454,489
                                                                        -------

 Long-Term Debt

   Secured notes                                                      1,837,000

   Accrued interest payable                                             210,741
                                                                        -------
                                                                      2,047,741
                                                                      ---------

 Commitments and contingencies                                         -

 Stockholders' Deficiency

   Preferred stock - $.001 par value, authorized 2,000,000
   shares; Series A convertible preferred stock - $10 par value authorized - 100,000 shares; issued and outstanding -
   77,250 shares at June 30, 1995                                       772,500

   Series B convertible preferred stock - $10 par value,
   authorized - 200,000 shares; issued - 0                             -
   Common Stock - $.001 par value, authorized - 20,000,000
   shares; Issued and outstanding - 16,936,098 shares at
   June 30, 1995                                                         16,936
   Additional paid-in capital                                        11,881,927
   Deficit                                                         (14,722,356)
                                                                   ------------

 Total stockholders' deficiency                                     (2,050,993)
                                                                    -----------


 Total Liabilities and Stockholders Equity                             $451,237
                                                                       ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1995 AND 1994


                                                                 1995                         1994
                                                                 ----                         ----

 Operating revenue                                           $ 134,028                     $    -
                                                               -------                       -------
 Operating expense

   Cost of Sales                                               241,240                          -

   Research and development costs                              299,267                       561,076

   Marketing expenses                                          120,359                       103,758

   General and administrative expenses                         460,680                       436,712
                                                             ---------                     ---------
 Total operating expenses                                    1,121,546                     1,101,546
                                                             ---------                     ---------

 Loss before other income (expenses)                         (987,518)                   (1,101,546)
   and extraordinary item                                    ---------                   -----------


 Other income (expenses)
   Interest expense                                          (208,717)                      (73,498)
   Interest income                                               1,318                         3,317
   Gain on sale of equipment                                     2,585                         3,054
                                                             ---------                       -------
                                                             (204,814)                      (67,127)
                                                             ---------                      --------
 Loss before extraordinary item                            (1,192,322)                   (1,168,673)
 Extraordinary Item
   Gain on reversal of liabilities relating to
   unsecured creditors under dismissed Chapter 11
   proceedings of DVG Plastics, Inc.                            -                             99,031
                                                            ----------                     ---------

 Net loss                                                 ($1,192,332)                  ($1,069,642)
                                                           ==========                    ==========
 Loss per share of common stock
   Loss before extraordinary item                        $         .07                   $       .07
                                                          ============                    ==========
   Net loss                                              $         .07                   $       .07
                                                          ============                    ==========

 Weighted average shares of common stock outstanding        16,476,769                    15,872,879
                                                            ==========                    ==========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DIMENSIONAL VISIONS GROUP, LTD.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       YEARS ENDED JUNE 30, 1995 AND 1994

                                               Preferred Stock              Common Stock
                                               ---------------              ------------
                                                ($10 Series A             ($.001 Par Value)
                                                -------------             -----------------
                                                 Convertible)
                                                 ------------
                                            Shares      Amount           Shares       Amount
                                            ------      ------           ------       ------
 Balance, July 1, 1993                       77,250      $772,500      15,461,098     $15,461

 Issuance of 2,925,000 warrants to
 outside directors, company executive
 officers and employees to purchase
 2,925,000 shares of the Company's
 common stock @ $.15 per share,
 exercisable over a five year period
 commencing July 1993                          -            -              -             -

 Issuance of 3,900,000 warrants to
 company executive officers and an
 employee to purchase 3,900,000 shares
 of the Company's common stock @ $.15
 per share, such warrants to be held in
 escrow, and when released to be
 exercisable over a five year period
 commencing December 1992                      -            -              -             -

 Issuance of 1,070,000 warrants to
 outside consultants to purchase
 1,070,000 shares of the Company's
 common stock @ $.15 per share,
 exercisable over a five year period
 commencing July 1993                          -            -              -             -


 Retirement of 1,712,495 warrants
 issued to outside directors, a company
 executive officer, a company employee
 and an outside consultant to purchase
 1,712,495 shares of the Company's
 common stock at exercise prices
 ranging from $.4375 to $3.94 per share        -            -              -             -






                                             Additional
                                               Paid-In
                                               Capital          Deficit             Total
                                            -------------   ---------------         -----
 Balance, July 1, 1993                        $11,616,527    ($12,460,382)        ($55,894)

 Issuance of 2,925,000 warrants to
 outside directors, company executive
 officers and employees to purchase
 2,925,000 shares of the Company's
 common stock @ $.15 per share,
 exercisable over a five year period
 commencing July 1993                                   -          -                  -

 Issuance of 3,900,000 warrants to
 company executive officers and an
 employee to purchase 3,900,000 shares
 of the Company's common stock @ $.15
 per share, such warrants to be held in
 escrow, and when released to be
 exercisable over a five year period
 commencing December 1992                               -          -                  -

 Issuance of 1,070,000 warrants to
 outside consultants to purchase
 1,070,000 shares of the Company's
 common stock @ $.15 per share,
 exercisable over a five year period
 commencing July 1993                              15,400          -               15,400


 Retirement of 1,712,495 warrants
 issued to outside directors, a company
 executive officer, a company employee
 and an outside consultant to purchase
 1,712,495 shares of the Company's
 common stock at exercise prices
 ranging from $.4375 to $3.94 per share                 -          -                  -

                       DIMENSIONAL VISIONS GROUP, LTD.
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
                      YEARS ENDED JUNE 30, 1995 AND 1994

                                               Preferred Stock              Common Stock
                                               ---------------              ------------
                                                ($10 Series A             ($.001 Par Value)
                                                -------------             -----------------
                                                 Convertible)
                                                 ------------
                                            Shares      Amount           Shares       Amount
                                            ------      ------           ------       ------
 Issuance of 900,000 shares of the
 Company's common stock in settlement
 of amounts due officers, employees and
 consultants for accrued payroll and
 fees                                          -            -              900,000          900

 Issuance of 300,000 warrants to a
 company executive officer and an
 outside  consultant to purchase
 300,000 shares of the Company's common
 stock @ $.20 per share exercisable
 over a five year period commencing
 April 1994                                    -             -             -              -

 Net loss                                      -             -             -              -
                                           ------      --------        -----------      -------

 Balance, June 30, 1994                    77,250      $772,500         16,361,098      $16,361
                                           ======      ========        ===========      =======




                                          Additional
                                           Paid-In
                                           Capital           Deficit             Total
                                         -------------   ---------------         -----
 Issuance of 900,000 shares of the
 Company's common stock in settlement
 of amounts due officers, employees and
 consultants for accrued payroll and
 fees                                           94,100          -                   95,000

 Issuance of 300,000 warrants to a
 company executive officer and an
 outside  consultant to purchase
 300,000 shares of the Company's common
 stock @ $.20 per share exercisable
 over a five year period commencing
 April 1994                                     -               -                  -

 Net loss                                       -           (  1,069,642)       (1,069,642)
                                           -----------      -------------       -----------


 Balance, June 30, 1994                    $11,726,027      ($13,530,024)      ($1,015,136)
                                           ===========      =============      ============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        DIMENSIONAL VISIONS GROUP, LTD.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)
                       YEARS ENDED JUNE 30, 1995 AND 1994


                                       Preferred Stock                        Common Stock
                                       ---------------                        ------------
                                        ($10 Series A                      ($.001 Par Value)
                                        -------------                      -----------------
                                         Convertible)
                                         ------------
                                    Shares     Amount                    Shares       Amount
                                    ------     ------                    ------       ------
 Balance, July 1, 1994              77,250      $772,500          16,361,098         $16,361

 Issuance of 165,000 shares of
 the Company's common stock in
 bonuses to certain
 officers/employees/directors
 of the Company                       -             -                165,000             165

 Exercise of 110,000 warrants
 to purchase 110,000 shares of
 the Company's common stock @
 $.01 per share                       -             -                110,000             110

 Issuance of 37,500 warrants to
 purchase 37,500 shares of the
 Company's common stock @ $.15
 per share for a five year
 period commencing April, 1995
 for consulting services
 rendered to the Company              -             -                      -               -


 Issuance of 500,000 warrants
 to purchase 500,000 shares of
 the Company's common stock @
 $.10 per share for a three and
 half year period commencing
 May 1995                             -             -                      -               -



                                       Additional
                                        Paid-In
                                        Capital             Deficit                  Total
                                     -------------      ---------------              -----
 Balance, July 1, 1994                 $11,726,027        ($13,530,024)       ($1,015,136)

 Issuance of 165,000 shares of
 the Company's common stock in
 bonuses to certain
 officers/employees/directors
 of the Company                             16,335           -                      16,500

 Exercise of 110,000 warrants
 to purchase 110,000 shares of
 the Company's common stock @
 $.01 per share                                990           -                       1,100

 Issuance of 37,500 warrants to
 purchase 37,500 shares of the
 Company's common stock @ $.15
 per share for a five year
 period commencing April, 1995
 for consulting services
 rendered to the Company                     3,375           -                       3,375


 Issuance of 500,000 warrants
 to purchase 500,000 shares of
 the Company's common stock @
 $.10 per share for a three and
 half year period commencing
 May 1995                                   60,000           -                      60,000


                        DIMENSIONAL VISIONS GROUP, LTD.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)
                       YEARS ENDED JUNE 30, 1995 AND 1994





 Issuance of 50,000 warrants to
 purchase 50,000 shares of the
 Company's common stock @ $.01
 per share for a one year
 period commencing May 1995          -             -                 -            -         7,500                          7,500


 Issuance of 250,000 warrants
 to purchase 250,000 shares of
 the Company's common stock @
 $.15 per share for a five year
 period commencing May 1995
                                     -             -                 -            -        30,000                         30,000


 Exercise of 300,000 warrants
 to purchase 300,000 shares of
 the Company's common stock @
 $.15 per share (250,000
 shares) and $.01 per share
 (50,000 shares)                     -            -            300,000          300         37,700       -                38,000

 Net loss                            -           -              -             -            -          (  1,192,332)   (1,192,332)
                                 -------     --------      -----------      -------   ------------   --------------  ------------


 Balance, June 30, 1995           77,250     $772,500       16,936,098      $16,936    $11,881,927    ($14,722,356)  ($2,050,993)
                                 =======     ========      ===========      =======   ============   ==============  ============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1995 AND 1994

                                                                                     1995                   1994
                                                                                     ----                   ----
                                                                                                       (Reclassified)
Operating activities
    Net loss
    Adjustments to reconcile net loss to net
    cash used in operating activities                                                  ($1,192,332)       ($1,069,642)
         Extraordinary item
            Gain on reversal of liabilities relating to unsecured creditors
            under dismissed Chapter 11 proceedings of DVG Plastics, Inc.                     -                (99,031)
         Compensation paid to officers/employees                                            16,500               -
         Interest paid through issuance of warrants                                         67,500               -
         Consulting service paid through issuance of warrants                                4,625             15,400
         Depreciation and amortization of property and equipment                           150,491            341,697
         Amortization of other assets                                                        4,074              4,074
         Gain on sale of equipment                                                          (2,584)            (3,054)
         Changes in assets and liabilities which provided (used) cash
                Accounts Receivable, trade                                                 (18,690)              -
                Inventory                                                                   12,634            (39,087)
                Prepaid expenses and deposit                                                 3,118            (12,981)
                    Accounts payable, accrued expenses and other liabilities
                (including accrued interest classified as long term)                       281,769             (9,535)
         Issuance of common stock in connection with settlement of certain
         liabilities to employees and officers                                               -                 95,000
                                                                                          ---------          ---------
Net cash used in operating activities                                                     (672,895)          (777,159)
                                                                                          ---------          ---------


Investing activities
    Proceeds from sale of equipment                                                          3,107              3,300

    Purchase of equipment                                                                  (16,374)           (12,005)

    Capitalized legal fees related to patent rights                                          -                  3,025

    Deposits                                                                                 -                    589
                                                                                           --------            -------
Net cash used in investing activities                                                      (13,267)            (5,091)
                                                                                           --------            -------


Financing activities
    Proceeds from
      Issuance of common stock in connection with the exercise of warrants                  39,100               -
      Borrowings                                                                           757,000            880,000
                                                                                          --------            -------
Net cash provided by financing activities                                                  796,100            880,000
                                                                                          --------            -------
Net increase in cash and cash equivalents                                                  109,938             97,750
Cash and cash equivalents, beginning                                                       118,034             20,284
                                                                                          --------            -------
Cash and cash equivalents, ending                                                         $227,972           $118,034
                                                                                          ========            =======

Supplemental disclosure of cash flow information
    Cash paid during the year for interest                                              $    -               $   -
                                                                                         =========            =======

Issuance of common stock in connection with settlement of certain liabilities
to employees and officers                                                               $    -               $ 95,000
                                                                                         =========            =======
Issuance of common stock in connection with officers/employees stock bonus              $   16,500           $   -
                                                                                         =========               ====
Issuance of warrants in connection with
    Consulting service                                                                  $   33,375
                                                                                         =========
    Financing                                                                           $   67,500
                                                                                         =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED JUNE 30, 1995 AND 1994

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business, Financing and Basis of Financial Statement Presentation

      Dimensional Visions Group, Ltd. (the "Company" or "DVGL") was incorporated in Delaware on May 12, 1988. The Company, was a development stage company through June 30, 1994 and had an accumulated deficit during the development stage of $13,530,024. The Company produces and markets lithographically printed stereoscopic prints commonly referred to as three-dimensional prints. The prints may be viewed without the use of special glasses or viewing apparatus.

      The Company has financed its development through the sale of its securities, loans and sale of surplus equipment and by certain employees and consultants deferring their compensation. The Company has had limited sales of its product during the year ended June 30, 1995. The Company has completed the development of a photographic and compositing system capable of producing stationary three-dimensional images used in the manufacturing of the DV3D(TM) lithographic print products. The Company has also completed the development of the printing and separation process needed to produce the DV3D(TM) image for commercial use. The process involves a highly sophisticated computer controlled camera mounted on a micro-positioning mechanism and imaging system taking numerous photographs of a subject. The camera is mobile and takes photographs from various positions and angles. The photos are then composited in the clean room/photo laboratory to create a single stereoscopic master transparency, the product of which the company has trademarked the "DV3D"(TM) image. The DV3D(TM) image is then sent to commercial separator and printer where the master image, with the use of the company's proprietary methods and knowledge, is separated and lithographically printed on a polymer based lenticular material which focuses the multi-dimensional images.

      On September 5, 1995 the Company received $750,000 from the sale of the Company's Common Stock as part of its long term financing plans (See Note
      13).

      The Company on September 12, 1995 completed the acquisition of InfoPak, Inc. which manufactures and markets hardware and software information and audio playback systems and method products and programs. (See Note 13).

      Liquidity and Capital Resources

      The Company has incurred losses since inception of $14,722,356, has a working capital deficiency of $138,013 as of June 30, 1995. The future of the Company as an operating business will depend on (1) its ability to successfully market its products, (2) obtain sufficient capital contributions or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieving a level of sales adequate to support the Company's cost structure, and (4) to ultimately achieve a level of profitability. Management's plan to address these issues includes (a) substantially increase sales and marketing efforts of the Company's products, (b) exercise tight cost controls to conserve cash, (c) raise additional long term financing, and (d) evaluate possible merger or acquisition opportunities.

      The consolidated financial statements have been prepared on the basis that the Company is a going concern and do not reflect any adjustments that might result from the outcome of the uncertainties described in paragraph 1 above.

      Consolidation Policy

      The consolidated financial statements include the accounts of DVGL and its wholly-owned subsidiaries, DVG Plastics, Inc., DVG Films, Inc. (effective January 27, 1995 DVG Films, Inc. changed its name to Digital Dimensions, Inc.) and DV3D Images, Inc. As of June 30, 1995 all of the wholly-owned subsidiaries are inactive. All significant inter company balances and transactions have been eliminated in consolidation.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED JUNE 30, 1995 AND 1994


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Inventory

         Inventory is stated at the lower of cost or market. Cost is determined by the first in first out method. Inventory consists of raw materials amounting to $26,453.

      Equipment and Leasehold Improvements and Depreciation and Amortization

      Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided by the use of the straight-line method over the estimated useful lives of the assets as follows:

       Equipment                   5-7 years
       Furniture and fixtures        5 years
       Leasehold improvements      Term of the initial operating lease (5 years)

      Patent Rights

      Costs incurred to acquire patent rights and the related technology are amortized over the shorter of the estimated useful life or the remaining term of the patent rights. In the event that the costs of patent rights and/or acquired technology are abandoned, the write-off will be charged to expense in the period the determination is made to abandon them.

      Research and Development Costs

      The Company charges to Research and Development Costs all items of a non-capital nature related to bringing a "significant" improvement to its product. Such costs include salaries and expenses of employees and consultants, the conceptual formulation, design, and testing of the products and prototypes. All such costs of a capital nature are capitalized.

      Income Taxes

      Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement supersedes Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. (See note 11 as to the Company's change in accounting for income taxes.)

      Employer's Accounting for Postemployment Benefits

      Employers Accounting for Post Employment Benefits Statement of Financial Accounting Standards No. 112, Employers Accounting for Post Employment Benefits (SFAS No. 112), establishes accounting standards for post employment benefits and requires either the accrual of the obligation or disclosure, depending upon the circumstances, for the cost of benefits provided to former or inactive employees after employment or before retirement. The Company adopted SFAS No. 112 during the first quarter of 1995. Such adoption will not have a material adverse effect on the Company's operations or financial position, since the Company does not have any post-retirement benefits.

      Reclassifications

      Certain reclassifications have been made to the June 30, 1994 financial statements to conform to classifications used in the June 30, 1995 financial statement.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED JUNE 30, 1995 AND 1994





NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


      NET LOSS PER SHARE OF COMMON STOCK

      Net loss per share of common stock is based on the weighted average of shares of common stock outstanding. Outstanding warrants or options are not considered in the calculation of net loss per share of common stock, as they would have an anti- dilutive effect.

NOTE 2   CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

      Cash and cash equivalents are summarized as follows:

                                                                 June 30, 1995
                                                                 -------------

            Cash in bank                                           $ 82,334
            Money Market Account                                    145,638
                                                                   --------

                                                                   $227,972
                                                                   ========


      The Company maintains its cash in banks located in Pennsylvania and California. The total cash balances are insured by the FDIC up to $100,000 per financial institution. As of June 30, 1995, the uninsured cash balance totaled $70,736.

NOTE 3   PATENT RIGHTS AND OTHER ASSETS

                                                                 June 30, 1995
                                                                 -------------

            Patent Rights                                           $58,426
            Organization Costs                                        2,000
            Deposits                                                  5,500
            Trade Mark                                                  225
                                                                     -------

                                                                     66,151

         Less Accumulated Amortization                               12,753
                                                                     ------

         Total                                                      $53,398
                                                                    =======

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED JUNE 30, 1995 AND 1994





NOTE 4   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         Accounts payable, accrued expenses and other liabilities consist of the following:

                                              June 30, 1995
                                              -------------
         Accounts payable                        $116,410
         Accrued Expenses
           Interest (1)                             3,938
            Salaries                               29,241
           Consulting fees                         98,900
         Customer Deposits(2)                     156,000
                                                 --------

         Total                                   $404,489
                                                 ========

         (1) Accrued interest of $210,741 is classified as long term as of June 30, 1995. (See Note 5).

         (2) $150,000 represents a deposit on two orders that were not accepted by a customer during 1992.

NOTE 5   LONG-TERM DEBT

         As of June 30, 1995 the outstanding Secured Notes are $1,837,000. The Secured Notes are due beginning in fiscal 1996 and interest at 10% will be paid semi-annually, with the first interest payment not due to be paid until twelve months after the date of the Secured Notes. The Company is permitted to prepay the Secured Notes after twelve months from the date of the Secured Notes with no penalty. As collateral for the Secured Notes, the Company has given a security interest in all of the Company's assets, tangible and intangible, including all patents and proprietary technology, which was evidenced by a Uniform Commercial Code filing on March 24, 1994.

         On April 25, 1995, substantially all of the long term Secured Note Holders agreed to defer all interest payments until the Secured Notes mature beginning in fiscal 1996 or, upon the consummation of long term financing and/or a strategic partner relationship, to convert the Secured Notes and accrued interest into 8% Series "B" Convertible Preferred Stock through the exercise of the Series "B" Redeemable warrants.

         As of June 30, 1995, Secured Note Holders representing $95,000 of the outstanding notes have not agree to convert their Notes or defer interest. These notes are all long term obligations of the Company.

         As of June 30, 1995, 183,700 warrants are outstanding to purchase Series B Convertible Preferred Stock which can be converted to 1,837,000 shares of the Company's common stock at $.10 per share. In addition, there are 450,000 warrants that have not been exercised to purchase 450,00 shares of the company's common stock are $.10 per share to Note Holder who lent funds to the Company during the last half of the year ended June 30, 1995.

         On May 24, 1995 the Company borrowed $50,000 at 9% per annum. The Promissory Note for $50,000 was due on November 24, 1998. On
         September 11, 1995, the Promissory Note and related accrued interest was paid in full. In connection with the loan, the Company issued warrants to purchase 500,000 shares of common stock at $.10 per share exercisable within three and one-half years from issuance and warrants to purchase 50,000 shares of common stock at $.01 per share. The warrants were valued at $67,500 ($.12 per warrant) at the time of issue and was recorded as additional interest expense.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED JUNE 30, 1995 AND 1994


NOTES LONG TERM DEBT (CONTINUED)

         The annual maturity on long term debt is as follows:

                Year Ending June 30                   Amount
                -------------------                   ------
                      1996                               $50,000
                      1997                             1,130,000
                      1998                               707,000
                                                      ----------
                                                       1,887,000

                    Less Current Portion                  50,000
                                                      ----------
                    Long Term Debt                    $1,837,000
                                                      ==========

NOTE 6   COMMITMENTS

      The company leases its corporate office, studio and lab facilities in Philadelphia, Pennsylvania under a five year operating lease through February 28, 1999 at an annual rental of approximately $44,100 through June 1995 and adjusted on March 1, of each year through 1998 by approximately $2,314 in 1995 and $1,371 each year thereafter. In addition, the Company is responsible for its proportionate share of excess operating expenses and real estate taxes. The Company has a conditional option to terminate the lease 30 days prior to ground breaking date on the proposed new building site adjacent to where the Company leases space.

         Year Ending June 30             Annual Rental Amount
         -------------------             --------------------

                    1996                        $ 59,400
                    1997                          60,800
                    1998                          62,200
                    1999                          42,100
                                                  ------
                                                $224,500
                                                ========

      Total rent expense on all operating leases amounted to approximately $56,600 and $82,600, for the years ended June 30, 1995 and 1994, respectively.

      The Company has not declared dividends on Series A Convertible Preferred Stock. The cumulative dividend in arrears through June 30, 1995 is $151,750.

      The Company has outstanding employment and consulting contracts that expire through June 30, 1999 as follows:

             Year ending June 30
             -------------------

                    1996                       $164,000
                    1997                        244,000
                    1998                        144,000
                    1999                        144,000
                                                -------
                                               $696,000
                                               ========

      In connection with a consulting contract providing among other things, assisting the Company with arranging for additional capital. For each dollar of capital raised a maximum of 1,600,000 warrants will be issued to purchase the Company's common stock at $.15 per share of which 250,000 warrants were issued during May 1995 and exercised during June 1995. The warrants will be exercisable over a five year period at $.15 per share. The warrants issued in May 1995 were valued at $30,000 ($.12 per warrant) at the time issued and will be recognized as additional consulting fees over the two-year term of the consulting contract. In addition, the contract provides for a fee of 5% on capital raised.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED JUNE 30, 1995 AND 1994


NOTE 7   CONTINGENCIES

      During 1992, two former officers of DVG Plastics, Inc. resigned their positions. They filed claims amounting to $225,000 with the Bankruptcy Court for certain compensation (salary, severance and bonus) under their contracts. These claims have been dismissed by the Bankruptcy Court on November 16, 1993, as a result of the entire bankruptcy matter being dismissed and the Company is not aware of any legal action in connection with this dispute. Management of the Company feels that this matter, if pursued by the former officers of DVG Plastics, Inc., will be resolved with no material adverse financial impact to the Company.

      On November 16, 1993 the Bankruptcy Court dismissed the bankruptcy case of DVG Plastics, Inc. In connection with the dismissed bankruptcy case of DVG Plastics, Inc., the Company wrote off all liabilities relating to unsecured creditors of approximately $99,000 as of June 1994. There have been no claims by any of these creditors since the date of dismissal (November 16, 1993.)

      In connection with the various changes in management during 1991 and 1992, the Company believes that there are no outstanding obligations to former officers of the Company. In the event a claim would arise, the Company believes that no material adverse financial impact will occur.

      There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

NOTE 8   COMMON STOCK

      As of June 30, 1995, the Company had issued non-public warrants to purchase 15,380,522 shares of the Company's Common Stock at prices ranging from $01 per share to $3.94 per share. Included in the non-public warrants are 3,900,000 warrants that are being held in escrow until officers and directors and a Company employee achieve certain bench mark goals established by Note management. As of June 30, 1995 the Company had issued 183,700 warrants to purchase Series B Convertible Preferred stock, in connection with a private placement offering which converts to 1,837,000 shares of the Company's common stock.

      The Company may not have available sufficient common stock for those who elect to exercise their warrants or convert preferred stock to common stock.

      During January 1994 the Company issued 900,000 shares of the Company's common stock in settlement of amounts due to officers and employees for consulting fees and payroll valued at approximately $.11 per share.

      During January 1995, the company issued 165,000 shares of the Company's common stock as a bonus to certain officer/employees/directors of the Company valued at $.10 per share.

      During the period February 1995 through May 1995 the Company received $39,100 from the exercise of 410,000 warrants to purchase 410,000 shares of the Company's common stock.

NOTE 9   STOCK OPTION PLAN

      The Company has adopted a stock option plan (the "Plan") covering 500,000 shares of the Company's common stock, $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive as well as non-qualified stock options and Stock Appreciation Rights ("SAR's"). The Plan, which expires in September 1998, will be administered by the Board of Directors or a committee chosen therefrom. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common stock on the date of the grant, except that the terms of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of the common stock on the date of the grant. Non-qualified stock options maybe granted on terms determined by the Board of Directors or a committee designated by the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the Company's common stock between the time of grant and the surrender, may be

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED JUNE 30, 1995 AND 1994

NOTE 9 STOCK OPTION PLAN (CONTINUED)

      granted on any terms determined by the Board of Directors or committee designated by the Board of Directors. No SAR's have been granted.

      A summary of transactions under this Plan is as follows:

                                                     Option Price
                                                       Per Share,        Total
                                     Shares           As Adjusted     Option Price
                                     ------           -----------     ------------

      Options outstanding            161,000              $.48           $77,280
      Canceled                      (141,000)              .48           (67,680)
                                    ---------                            --------
      Options outstanding
         June 30, 1995 and
         1994                         20,000                              $9,600
                                    =========                            =======

NOTE 10  EXTRAORDINARY ITEM

      On November 16, 1993 the Bankruptcy Court dismissed the bankruptcy case of DVG Plastics, Inc. In connection with the dismissed bankruptcy case of DVG Plastics, Inc., the Company wrote off all liabilities relating to unsecured creditors as of June 30, 1994. As a result of the write off the Company recognized a gain of $99,031 and has been classified as an Extraordinary item.

NOTE 11  INCOME TAXES

      The Company adopted Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes" effective July 1, 1993. There is no cumulative effect of adopting SFAS 109 on the Company's financial statements for the year ended June 30, 1994. Restatement of prior years for the effect of SFAS No. 109 would not have materially changed previously reported losses. The Tax effects of significant items comprising the Company's net deferred taxes as of June 30, 1995 and July 1, 1994 were as follows:


                                                    1995
                                                   ------
         Deferred Tax Assets:
            Property                           ($  23,000)
            Patents                                 7,000
         Operating loss carry forwards          5,050,000
         Valuation allowance                   (5,034,000)
                                              ------------
                                              $      -
                                              ============

      The change in valuation allowance for the year ended June 30, 1995 was increased by approximately $431,000.

      There was no provision for current income taxes for the years ended June 30, 1995 and 1994.

      The federal net operating loss carryforwards of approximately $14,413,000 expire in varying amounts through 2010 and state net operating loss carryforwards are available up to $500,000 per year commencing in fiscal 1995 and will be available up to three years from date of loss.

      The Company has had numerous transactions in its common stock. Such transactions may have resulted in a change in the Company's ownership, as defined in the Internal Revenue Code Section 382. Such change may result in an annual limitation on the amount of the Company's taxable income which may be offset with its net operating loss carryforwards. The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carryforwards in future years.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED JUNE 30, 1995 AND 1994





NOTE 12  RELATED PARTY TRANSACTIONS

      On July 19, 1993, 600,00 warrants to purchase the Company's common stock for five years at $.15 per share were issued to Mr. Smith, the Chairman of the Board of Directors and former Chief Executive Officer, and 687,495 warrants were canceled by the Company at prices that range between $.4375 and $1.00 per share.

      During March and April of 1994 Mr. Smith lent the Company an additional $50,000 in connection with the Company's Private Placement of Secured Notes and Preferred Stock Purchase Warrants offering.

      As of June 30, 1995, Mr. Smith owns approximately 1,950,000 shares of the common stock of the Company and has 2,669,840 warrants to purchase the Company's common stock and 15,000 warrants to purchase 15,000 shares of Series B Preferred Stock at $10 per share, which is convertible into the equivalent of 1,500,000 shares of common stock. In addition, Mr. Smith owns 5,000 shares of Series A Preferred Stock at $10 per share which is convertible into the equivalent of 200,000 shares of common stock. On August 22, 1995, the Series A Preferred Stock was converted into 200,000 shares of common stock.

NOTE 13  SUBSEQUENT EVENTS

      In connection with a private placement of its 10% Promissory Notes and preferred Stock Purchase Warrants (the "Notes"), the Company received additional loans of $105,000 from subscribers of promissory notes since June 30, 1995.

      On September 5, 1995 the Company received $675,000 net of fees of $75,000 from the sale of 3,000,000 shares of the Company's common stock at $.25 per share. In order to issue the shares sold on September 5, 1995, certain stockholders consisting mainly of officers and directors of the Company surrendered 3,215,000 shares of the Company's common stock in exchange for 3,215 shares of Series S Convertible Preferred Stock. The Series S Convertible Preferred Stock is convertible to 3,215,000 shares of common stock on the earlier of January 1, 1996 or such time as the Company has sufficient authorized common stock to convert all of the Series S Preferred stock.

      On September 12, 1995, the Company acquired all the outstanding capital stock of InfoPak, Inc. for 500,000 shares of its Series P Convertible Preferred Stock, each share of which is convertibles into 10 shares of the Company's common stock.

      The Series P Convertible Preferred Stock issued in connection with the acquisition was valued at $2,750,000 ($.55 per share) by the Company and will be accounted for as a purchase.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Dimensional Visions Group, Ltd.
Philadelphia, Pennsylvania


We have audited in accordance with generally accepted auditing standards, the financial statements of DIMENSIONAL VISIONS GROUP, LTD. included in this registration statement and have issued our report thereon dated September 18, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the preceding index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.





                        /s/ GITOMER & BERENHOLZ, P.C.
                        -----------------------------
                        Gitomer & Berenholz, P.C.




Jenkintown, Pennsylvania
September 18, 1995

                                                                      SCHEDULE V





                        DIMENSIONAL VISIONS GROUP, LTD.
                    SCHEDULE V - PROPERTY AND EQUIPMENT (1)


--------------------------------------------------------------------------------------------------------------------------
            Column A                 Column B         Column C           Column D           Column E        Column F
--------------------------------------------------------------------------------------------------------------------------
                                   Balance at                                             Other
                                    Beginning         Additions at                        Changes -         Balance at End
         Classification           of Period           Cost             Retirements       Add (Deduct)       of Period
--------------------------------------------------------------------------------------------------------------------------
 Year Ended June 30, 1995
 ------------------------
   Equipment                       $1,621,408           $11,522            $5,228           $ 326            $1,628,028
   Furniture and fixtures             130,412             4,852              -              ( 326)              134,938
   Leasehold improvements             109,446              -                 -                 -                109,446
                                      -------           -------            ------           ------              -------
                                   $1,861,266           $16,374            $5,228           $  -             $1,872,412
                                   ==========           =======            ======           ======           ==========

 Year Ended June 30, 1994
 ------------------------
   Equipment                       $1,624,061           $ 6,197            $8,850            $ -             $1,621,408
   Furniture & Fixtures               124,604             5,808               -                -                130,412
   Leasehold Improvements             109,446              -                  -                -                109,446
                                      -------             -----             -----             ----              -------
                                   $1,858,111           $12,005            $8,850            $ -             $1,861,266
                                   ==========           =======            ======            =====           ==========


(1) Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the related assets as follows:

    Equipment                               5-7 years
    Furniture & Fixtures                    5 years
    Leasehold improvements          Term of initial operating lease (5 years)

                                                                     SCHEDULE VI

                        DIMENSIONAL VISIONS GROUP, LTD.
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT


--------------------------------------------------------------------------------------------------------------------------
            Column A                 Column B         Column C           Column D           Column E        Column F
--------------------------------------------------------------------------------------------------------------------------
                                   Balance at                                             Other
                                    Beginning         Additions at                        Changes -         Balance at End
         Classification           of Period           Cost             Retirements       Add (Deduct)       of Period
--------------------------------------------------------------------------------------------------------------------------

 Year Ended June 30, 1995
 ------------------------
   Equipment                          $1,426,715          $137,720            $4,705              $  -           $1,559,730
   Furniture and fixtures                110,632            11,801              -                                   122,433
   Leasehold improvements                107,916               970              -                    -              108,886
                                         -------               ---            ------              ------            -------
                                      $1,645,263          $150,491            $4,705              $  -           $1,791,049
                                      ==========          ========            ======              ======         ==========

 Year Ended June 30, 1994
 ------------------------
   Equipment                          $1,134,545          $300,798            $8,604               ($24)         $1,426,715
   Furniture & Fixtures                   88,051            22,557               -                   24             110,632
   Leasehold Improvements                 90,574            18,342               -                   -              107,916
                                          ------            ------             -----               -----            -------
                                      $1,312,170          $341,697            $8,604               $ -           $1,645,263
                                      ==========          ========            ======               =====         ==========

                               INDEX TO EXHIBITS


         NUMBER                      DESCRIPTION
         ------                      -----------
         3.4b                        Form of Certificate of Designation - Series S Participating
                                     Convertible Preferred Stock


         21.0                        Subsidiaries of the registrant


         27.0                        Financial Data Schedule