Form 10KSB/A
period 1995-06-30
DIMENSIONAL VISIONS GROUP LTD
filed 1995-10-25
CIK 836809

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1995
                                             -------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein,to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

         As of September 18, 1995, the number of shares of Common Stock outstanding was 17,521,098. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 18, 1995 was approximately $27,298,590 (based upon 17,471,098 shares at $1.5625 per share).

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



                                Year Ended          Year Ended          Year Ended           Year Ended           Year Ended
                               June 30, 1995       June 30, 1994       June 30, 1993        June 30, 1992        June 30, 1991
                               -------------       -------------       -------------        -------------        -------------
  Operation revenue                $134,028              $ -0-                $ -0-           $  166,385                $ -0-

  Net Loss                      ($1,192,332)       ($1,069,642)         ($1,327,258)         ($4,033,997)         ($3,911,359)

  Net loss per share of               ($.07)             ($.07)               ($.10)               ($.39)               ($.44)
  common stock

  Balance Sheet Data:
  Working capital
  (deficit)                       ($138,013)          ($85,149)           ($305,014)           ($297,463)           ($704,527)

  Total assets                     $451,237           $449,725             $636,133           $2,870,149           $4,675,768

  Total Liabilities              $2,502,230         $1,464,861             $692,027           $2,273,631           $2,521,633
  Stockholders' equity
  (deficiency)                  ($2,050,993)       ($1,015,136)            ($55,894)            $596,518           $2,154,135




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


                                                 Fiscal 1994              High        Low
                                                 -----------              ----        ---
                                         First Quarter                    $.44        $.09
                                         Second Quarter                   $.81        $.16
                                         Third Quarter                    $.41        $.16
                                         Fourth Quarter                   $.28        $.13

                                                 Fiscal 1995
                                                 -----------
                                         First Quarter                    $.41        $.19
                                         Second Quarter                   $.47        $.22
                                         Third Quarter                    $.44        $.19
                                         Fourth Quarter                   $.75        $.19

                                                 Fiscal 1996
                                                 -----------
                                         First Quarter (through          $2.76        $.75
                                         September 18, 1995)

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


FISCAL YEARS 1994 AND 1995

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1995, the Company had a working capital deficiency of $138,013, compared with a working capital deficiency of $85,149 in 1994.
During the period ended June 30, 1995, the Company raised $757,000 through the sale of its promissory notes in private placements and approximately $39,000 through the exercise of warrants. The Company's selling and marketing efforts had been limited until adequate funding was obtained. During the period the Company was taking selected orders based upon availability of inventory used in the production process.

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

         The Company's independent auditors report contains an explanatory paragraph regarding the ability of the Company to continue as a going concern.

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

         Mr. Lee was appointed a Director in September 1995. Mr. Lee has served as InfoPak's Chief Executive Officer since January 1992. 1 April 1994, Mr. Lee co-founded and became Chairman of the Board of Directors of Auto X-ray, Inc., a privately held company (diagnostic system for American automobiles). From September 1988 until December 1991, Mr. Lee served as a Director, Chief Executive officer and President of Builder's Express, a publicly held company based in San Antonio, Texas which filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in 1991.

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

         Mr. Porter was appointed to the Board of Directors in August 1995. Mr. Porter is the President and the principle shareholder of Avonwood Capital Corporation, a management and investment consulting firm which Mr. Porter co-founded in August 1994. From April 1990 to August 1994, Mr. Porter was the Chief Executive Officer of OESI Power Corporation, a geothermal energy firm. Mr. Porter was appointed to the Board of Directors on August 18, 1995. At such time, Mr. Porter was required to file a Form 3 within 10 days of his appointment. The Form 3 was not filed within the 10 day period but was filed shortly thereafter.

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


                                                          ANNUAL COMPENSATION

                                                                                    OTHER
                                                                                   ANNUAL
                                   YEAR       SALARY ($)       BONUS ($)        COMPENSATION
                                                                                     ($)
  George S. Smith                  1995         $60,000          $5,000          $47,138(2)
  (Former Chief Executive
  Officer)(1)

                                               LONG TERM COMPENSATION
                                                AWARDS                    PAYOUTS

                                   RESTRICTED          SECURITIES                      ALL OTHER
                                      STOCK            UNDERLYING           LTIP        COMPEN
                                   AWARDS ($)         OPTIONS/SARs        PAYOUTS       SATION
                                                          (#)               ($)           ($)
  George S. Smith                      $0                   -0-              $0            $0
  (Former Chief Executive
  Officer)(1)



(1)      Mr. George S. Smith resigned as Chief Executive Officer in September
         1995.
(2) Represents $31,099 of travel expenses and $16,039 of living expenses and other travel related expenses.

                                            OPTIONS/SAR GRANTS IN THE FISCAL YEAR 1995

                                                        INDIVIDUAL GRANTS

                                                          NUMBER OF             % OF TOTAL
                                                         SECURITIES            OPTIONS/SARs             EXERCISE
                                                         UNDERLYING             GRANTED TO                 OR
                                                         OPTION/SARs           EMPLOYEES IN            BASE PRICE        EXPIRATION
                   NAME                      YEAR        GRANTED(#)             FISCAL YEAR            ($/Share)            DATE
  George S. Smith,
  (Former Chief Executive Officer)(1)        1995          -0-                      -0-                   -0-                -0-


(1)      Mr. Smith resigned as Chief Executive Officer in September 1995.

                               AGGREGATED OPTIONS/SAR EXERCISES IN THE FISCAL YEAR 1995 AND FY- END OPTION/SAR VALUES



                                                                             Number of Securities                 Value of
                                           Shares                           Underlying Unexercised              Unexercised
                                          Acquired                              Options/SARs at          In-the-Money Options/SARs
                                             on                                   FY-End (#)                    at FY-End($)
                Name           Year      Exercise(#)   Value Realized    Exercisable/Unexercisable(1)   Exercisable/Unexercisable(1)
  George S. Smith              1995          $0              $0              2,669,840(E)/O(U)                      $693,135
  (Former Chief Executive
  Officer)(1)



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



                   Name and Address                                     Amount and Nature             Percent
                   of Beneficial Owners                                   of Beneficial              Ownership
                   --------------------                                   Ownership (1)              ---------
                                                                          ---------
                   George S. Smith (2)                                      6,319,840                  26.6%
                   3130 Alexis Drive
                   Palo Alto, California 94304

                   Avonwood Capital Corporation(3)                          2,200,800                  11.2%
                   3 Radnor Corporation Center
                   Suite 400
                   Radnor, Pennsylvania 19087

                                                                            1,000,000                  5.4%
                   Steven M. Peck (4)

                   Sean F. Lee (5)                                          1,561,430                  8.2%

                   John L. Miller (6)                                       1,450,000                  7.7%

                   Robert Morris (7)                                         250,000                   1.4%

                   James W. Porter, Jr.                                        (8)

                   William A. Knegendorf                                       (8)

                   All officers and directors as a group (7                 4,661,510                  21.1%
                   persons)(9)


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

                          Schedule VI -  Accumulated Depreciation and
                          Amortization of Property and Equipment

                 3.       The following Exhibits are filed herein:

                          Exhibit
                          Number           Description
                          -------          -----------
                          3.1*             Certificate of Incorporation and By Laws

                          3.2**            Form of Certificate of Designation - Series A
                                           Convertible Preferred Stock

                          3.4**            Certificate of Designation - Series B
                                           Convertible Preferred Stock

                          3.4a***          Form of Certificate of Designation - Series P
                                           Convertible Preferred Stock

                          3.4b****         Form of Certificate of Designation - Series S
                                           Participating Convertible Preferred Stock

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

                          21.0****         Subsidiaries of the registrant

                          27.0****         Financial Data Schedule


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

****     Previously filed.

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

         Notes to Consolidated Financial Statements                                                F-11

Schedules

         Independent Auditor's Report                                                              F-19

         Schedule V - Property and Equipment                                                       F-20

         Schedule VI- Accumulated Depreciation and Amortization of Property and Equipment          F-21

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1994





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

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1994





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





                          Gitomer & Berenholz, P.C.





Jenkintown, Pennsylvania
September 18, 1995

                        DIMENSIONAL VISIONS GROUP, LTD.
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1995

                          ASSETS
DEFICIENCY
 Current Assets

   Cash and cash equivalents                         $227,972

   Accounts receivable, trade                          18,690


   Inventory                                           26,453

   Prepaid supplies and expenses                       43,361
                                                    ---------
   Total Current Assets                               316,476
                                                    ---------

 Equipment and Leasehold Improvements

   Equipment                                        1,628,028

   Furniture and fixtures                             134,938


   Leasehold Improvements                             109,446
                                                    ---------
                                                    1,872,412

   Less Accumulated Depreciation and Amortization   1,791,049
                                                    ---------
                                                       81,363
                                                    ---------












 Other Assets

   Patent rights and other assets                      53,398
                                                    ---------

   Total Assets                                     $ 451,237
                                                    =========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

  Note Payable                                                    $    50,000

  Accounts payable, accrued expenses and other liabilities            404,489
                                                                  -----------





  Total Current Liabilities                                           454,489
                                                                  -----------

Long-Term Debt

  Secured notes                                                     1,837,000

  Accrued interest payable                                            210,741
                                                                  -----------

                                                                    2,047,741
                                                                  -----------
Commitments and contingencies                                               -

Stockholders' Deficiency

  Preferred stock - $.001 par value, authorized 2,000,000
  shares; Series A convertible preferred stock - $10 par value authorized - 100,000 shares; issued and outstanding -
  77,250 shares                                                       772,500

  Series B convertible preferred stock - $10 par value,
  authorized - 200,000 shares; issued - 0                                   -
  Common Stock - $.001 par value, authorized - 20,000,000
  shares; Issued and outstanding - 16,936,098                          16,936
  Additional paid-in capital                                       11,881,927
  Deficit                                                         (14,722,356)
                                                                  -----------

  Total stockholders' deficiency                                   (2,050,993)
                                                                  -----------



Total Liabilities and Stockholders Equity                         $   451,237
                                                                  ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1995 AND 1994


                                                                                        1995                         1994
                                                                                        ----                         ----

 Operating revenue                                                               $    134,028                   $         -
                                                                                 ------------                   -----------
 Operating expense

   Cost of Sales                                                                      241,240                             -

   Research and development costs                                                     299,267                       561,076

   Marketing expenses                                                                 120,359                       103,758

   General and administrative expenses                                                460,680                       436,712
                                                                                 ------------                   -----------
 Total operating expenses                                                           1,121,546                     1,101,546
                                                                                 ------------                   -----------

 Loss before other income (expenses)                                                 (987,518)                   (1,101,546)
   and extraordinary item                                                        ------------                   -----------


 Other income (expenses)
   Interest expense                                                                  (208,717)                      (73,498)
   Interest income                                                                      1,318                         3,317
   Gain on sale of equipment                                                            2,585                         3,054
                                                                                 ------------                   -----------
                                                                                     (204,814)                      (67,127)
                                                                                 ------------                   -----------
 Loss before extraordinary item                                                    (1,192,332)                   (1,168,673)
 Extraordinary Item
   Gain on reversal of liabilities relating to
   unsecured creditors under dismissed Chapter 11
   proceedings of DVG Plastics, Inc.                                                        -                        99,031
                                                                                 ------------                   -----------

 Net loss                                                                         ($1,192,332)                  ($1,069,642)
                                                                                 ============                   ===========
 Loss per share of common stock

   Loss before extraordinary item                                                $        .07                   $       .07
                                                                                 ============                   ===========
   Net loss                                                                      $        .07                   $       .07
                                                                                 ============                   ===========

 Weighted average shares of common stock outstanding                               16,476,769                    15,872,879
                                                                                 ============                   ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DIMENSIONAL VISIONS GROUP, LTD.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       YEARS ENDED JUNE 30, 1995 AND 1994

                                         Preferred Stock          Common Stock
                                         ---------------          ------------
                                          ($10 Series A         ($.001 Par Value)
                                          -------------         -----------------
                                           Convertible)                               Additional
                                           ------------                                Paid-In
                                        Shares    Amount       Shares     Amount       Capital          Deficit       Total
                                        ------    ------       ------     ------    -------------   ---------------   -----
 Balance, July 1, 1993                 77,250    $772,500   15,461,098   $15,461     $11,616,527    ($12,460,382)    ($55,894)

 Issuance of 2,925,000 warrants to
 outside directors, company executive
 officers and employees to purchase
 2,925,000 shares of the Company's
 common stock @ $.15 per share,
 exercisable over a five year period
 commencing July 1993                       -           -            -         -               -               -            -

 Issuance of 3,900,000 warrants to
 company executive officers and an
 employee to purchase 3,900,000 shares
 of the Company's common stock @ $.15
 per share, such warrants to be held in
 escrow, and when released to be
 exercisable over a five year period
 commencing December 1992
                                            -           -            -         -               -               -            -
 Issuance of 1,070,000 warrants to
 outside consultants to purchase
 1,070,000 shares of the Company's
 common stock @ $.15 per share,
 exercisable over a five year period
 commencing July 1993                       -           -            -         -          15,400               -       15,400


 Retirement of 1,712,495 warrants
 issued to outside directors, a company
 executive officer, a company employee
 and an outside consultant to purchase
 1,712,495 shares of the Company's
 common stock at exercise prices
 ranging from $.4375 to $3.94 per share
                                            -           -            -         -               -               -            -

                        DIMENSIONAL VISIONS GROUP, LTD.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)
                       YEARS ENDED JUNE 30, 1995 AND 1994





                                             Preferred Stock     Common Stock
                                             ---------------     ------------
                                             ($10 Series A     ($.001 Par Value)
                                             -------------     -----------------
                                              Convertible)                            Additional
                                              ------------                              Paid-In
                                            Shares    Amount    Shares     Amount       Capital         Deficit         Total
                                            ------    ------    ------     ------    -------------   -------------      -----

 Issuance of 900,000 shares of the
 Company's common stock in settlement
 of amounts due officers, employees and
 consultants for accrued payroll and
 fees                                           -           -      900,000        900        94,100               -        95,000

 Issuance of 300,000 warrants to a
 company executive officer and an
 outside  consultant to purchase
 300,000 shares of the Company's common
 stock @ $.20 per share exercisable
 over a five year period commencing
 April 1994                                     -           -            -          -             -               -             -

 Net loss                                       -           -            -          -             -    (  1,069,642)  ( 1,069,642)
                                           -----     --------  -----------    -------   -----------    ------------   -----------

                                                                                    -
 Balance, June 30, 1994                    77,250    $772,500   16,361,098    $16,361   $11,726,027    ($13,530,024)  ($1,015,136)
                                           ======    ========  ===========    =======   ===========    ============   ===========





                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        DIMENSIONAL VISIONS GROUP, LTD.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)
                       YEARS ENDED JUNE 30, 1995 AND 1994


                                     Preferred Stock       Common Stock
                                     ---------------       ------------
                                      ($10 Series A      ($.001 Par Value)
                                      -------------      -----------------
                                       Convertible)                           Additional
                                       ------------                             Paid-In
                                  Shares     Amount     Shares       Amount     Capital         Deficit          Total
                                  ------     ------     ------       ------   ------------  ---------------      -----
 Balance, July 1, 1994            77,250     $772,500   16,361,098   $16,361  $11,726,027  ($13,530,024)       ($1,015,136)

 Issuance of 165,000 shares of
 the Company's common stock in
 bonuses to certain
 officers/employees/directors
 of the Company                        -            -      165,000       165       16,335             -             16,500

 Exercise of 110,000 warrants
 to purchase 110,000 shares of
 the Company's common stock @
 $.01 per share                        -            -      110,000       110          990             -              1,100

 Issuance of 37,500 warrants to
 purchase 37,500 shares of the
 Company's common stock @ $.15
 per share for a five year
 period commencing April, 1995
 for consulting services
 rendered to the Company               -            -            -         -        3,375             -              3,375


 Issuance of 500,000 warrants
 to purchase 500,000 shares of
 the Company's common stock @
 $.10 per share for a three and
 half year period commencing
 May 1995                              -            -            -         -       60,000             -             60,000

                        DIMENSIONAL VISIONS GROUP, LTD.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)
                      YEARS ENDED JUNE 30, 1995 AND 1994




 Issuance of 50,000 warrants to
 purchase 50,000 shares of the
 Company's common stock @ $.01
 per share for a one year
 period commencing May 1995            -            -            -         -        7,500             -              7,500

 Issuance of 250,000 warrants
 to purchase 250,000 shares of
 the Company's common stock @
 $.15 per share for a five year
 period commencing May 1995            -            -            -         -       30,000             -             30,000

 Exercise of 300,000 warrants
 to purchase 300,000 shares of
 the Company's common stock @
 $.15 per share (250,000
 shares) and $.01 per share
 (50,000 shares)                       -            -      300,000       300       37,700             -             38,000


 Net loss                              -            -            -         -            -  (  1,192,332)       ( 1,192,332)
                                 -------     --------  -----------   -------  -----------  ------------        -----------

 Balance, June 30, 1995           77,250     $772,500   16,936,098   $16,936  $11,881,927  ($14,722,356)       ($2,050,993)
                                 =======     ========  ===========   =======  ===========  ============        ===========





                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1995 AND 1994

                                                                                              1995                1994
                                                                                              ----                ----
                                                                                                             (Reclassified)
Operating activities
    Net loss
    Adjustments to reconcile net loss to net
    cash used in operating activities                                                    ($1,192,332)         ($1,069,642)
      Extraordinary item
          Gain on reversal of liabilities relating to unsecured creditors
          under dismissed Chapter 11 proceedings of DVG Plastics, Inc.                             -          (    99,031)
      Compensation paid to officers/employees                                                 16,500                    -
      Interest paid through issuance of warrants                                              67,500                    -
      Consulting service paid through issuance of warrants                                     4,625               15,400
      Depreciation and amortization of property and equipment                                150,491              341,697
      Amortization of other assets                                                             4,074                4,074
      Gain on sale of equipment                                                               (2,584)              (3,054)
      Changes in assets and liabilities which provided (used) cash
             Accounts Receivable, trade                                                      (18,690)                   -
             Inventory                                                                        12,634              (39,087)
             Prepaid expenses and deposit                                                      3,118              (12,981)
             Accounts payable, accrued expenses and other liabilities
             (including accrued interest classified as long term)                            281,769               (9,535)
      Issuance of common stock in connection with settlement of certain
      liabilities to employees and officers                                                        -               95,000
                                                                                         -----------          -----------
Net cash used in operating activities                                                       (672,895)            (777,159)
                                                                                         -----------          -----------

Investing activities
    Proceeds from sale of equipment                                                            3,107                3,300
    Purchase of equipment                                                                    (16,374)             (12,005)
    Capitalized legal fees related to patent rights                                                -                3,025
    Deposits                                                                                       -                  589
                                                                                         -----------          -----------
Net cash used in investing activities                                                        (13,267)              (5,091)
                                                                                         -----------          -----------

Financing activities
    Proceeds from
      Issuance of common stock in connection with the exercise of warrants                    39,100                    -
      Borrowings                                                                             757,000              880,000
                                                                                         -----------          -----------
Net cash provided by financing activities                                                    796,100              880,000
                                                                                         -----------          -----------
Net increase in cash and cash equivalents                                                    109,938               97,750
Cash and cash equivalents, beginning                                                         118,034               20,284
                                                                                         -----------          -----------
Cash and cash equivalents, ending                                                        $   227,972          $   118,034
                                                                                         ===========          ===========
Supplemental disclosure of cash flow information

    Cash paid during the year for interest                                               $         -          $         -
                                                                                         ===========          ===========

    Issuance of common stock in connection with settlement of certain liabilities
    to employees and officers                                                            $         -          $    95,000
                                                                                         ===========          ===========

    Issuance of common stock in connection with officers/employees stock bonus           $    16,500          $         -
                                                                                         ===========          ===========

    Issuance of warrants in connection with
      Consulting service                                                                 $    33,375
                                                                                         ===========
      Financing                                                                          $    67,500
                                                                                         ===========


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

      The Company has financed its development through the sale of its securities, loans and sale of surplus equipment and by certain employees and consultants deferring their compensation. The Company has had limited sales of its product during the year ended June 30, 1995. The Company has completed the development of a photographic and compositing system capable of producing stationary three-dimensional images used in the manufacturing of the DV3D(TM) lithographic print products. The Company has also completed the development of the printing and separation process needed to produce the DV3D(TM) image for commercial use. The process involves a highly sophisticated computer controlled camera mounted on a micro-positioning mechanism and imaging system taking numerous photographs of a subject. The camera is mobile and takes photographs from various positions and angles. The photos are then composited in the clean room/photo laboratory to create a single stereoscopic master transparency, the product of which the company has trademarked the "DV3D(TM)" image. The DV3D(TM) image is then sent to commercial separator and printer where the master image, with the use of the company's proprietary methods and knowledge, is separated and lithographically printed on a polymer based lenticular material which focuses the multi- dimensional images.

      On September 5, 1995, the Company received $750,000 from the sale of the Company's Common Stock as part of its long term financing plans (See Note
      13).

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

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED JUNE 30, 1995 AND 1994





NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


      NET LOSS PER SHARE OF COMMON STOCK

      Net loss per share of common stock is based on the weighted average of shares of common stock outstanding. Outstanding warrants or options are not considered in the calculation of net loss per share of common stock, as they would have an anti-dilutive effect.

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

NOTE 3   PATENT RIGHTS AND OTHER ASSETS

                                                  June 30, 1995
                                                  -------------

            Patent Rights                             $58,426
            Organization Costs                          2,000
            Deposits                                    5,500
            Trade Mark                                    225
                                                      -------

                                                       66,151

            Less Accumulated Amortization              12,753
                                                      -------

            Total                                     $53,398
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

         As of June 30, 1995, 183,700 warrants are outstanding to purchase Series B Convertible Preferred Stock which can be converted to 18,370,000 shares of the Company's common stock at $.10 per share. In addition, there are 450,000 warrants that have not been exercised to purchase 450,00 shares of the Company's common stock at $.01 per share to certain Note Holders who lent funds to the Company during the year ended June 30, 1995.

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

             Year Ending June 30             Annual Rental Amount
             -------------------             --------------------

                   1996                              $ 59,400
                   1997                                60,800
                   1998                                62,200
                   1999                                42,100
                                                     --------
                                                     $224,500
                                                     ========

      Total rent expense on all operating leases amounted to approximately $56,600 and $82,600, for the years ended June 30, 1995 and 1994, respectively.

      The Company has not declared dividends on Series A Convertible Preferred Stock. The cumulative dividend in arrears through June 30, 1995 is $151,750.

      The Company has outstanding employment and consulting contracts that expire through June 30, 1999 as follows:

             Year ending June 30
             -------------------

                   1996                              $164,000
                   1997                               244,000
                   1998                               144,000
                   1999                               144,000
                                                     --------
                                                     $696,000
                                                     ========

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

NOTE 8   COMMON STOCK

      As of June 30, 1995, the Company had issued non-public warrants to purchase 15,380,522 shares of the Company's Common Stock at prices ranging from $01 per share to $3.94 per share. Included in the non-public warrants are 3,900,000 warrants that are being held in escrow until officers and directors and a Company employee achieve certain bench mark goals established by management. As of June 30, 1995 the Company had issued 183,700 warrants to purchase Series B Convertible Preferred stock, in connection with a private placement offering which converts to 18,370,000 shares of the Company's common stock. As of June 30, 1995, the Company had 1,813,169 publicly-held warrants to purchase 1,813,169 shares of common stock.

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

      committee designated by the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the Company's common stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or committee designated by the Board of Directors. No SAR's have been granted.

      A summary of transactions under this Plan is as follows:

                                                     Option Price
                                                     Per Share,          Total
                                   Shares            As Adjusted         Option Price
                                   ------            -----------         ------------

      Options outstanding        161,000                 $.48            $77,280
      Canceled                  (141,000)                 .48            (67,680)
                                --------                                 -------
      Options outstanding
         June 30, 1995 and
         1994                     20,000                                  $9,600
                                ========                                 =======

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

      The Tax effects of significant items comprising the Company's net deferred taxes as of June 30, 1995 were as follows:


                                                      1995
                                                     ------
      Deferred Tax Assets:
          Property                                 ($  23,000)
          Patents                                       7,000
      Operating loss carry forwards                 5,050,000
      Valuation allowance                          (5,034,000)
                                                   ----------
                                                   $
                                                   ==========

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




NOTE 11  INCOME TAXES (CONTINUED)

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

NOTE 12  RELATED PARTY TRANSACTIONS

      On July 19, 1993, 600,00 warrants to purchase the Company's Common Stock for five years at $.15 per share were issued to Mr. Smith, the Chairman of the Board and former Chief Executive Officer, and 687,495 warrants were canceled by the Company at prices that range between $.4375 and $1.00 per share.

      During March and April of 1994 Mr. Smith lent the Company an additional $50,000 in connection with the Company's Private Placement Secured Notes and Preferred Stock Purchase Warrants offering.

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

      On September 5, 1995 the Company received $675,000 net of fees of $75,000 from the sale of 3,000,000 shares of the Company's common stock at $.25 per share. In order to issue the shares sold on September 5, 1995, certain stockholders consisting mainly of officers and directors of the Company surrendered 3,215,000 shares of the Company's common stock in exchange for 32,150 shares of Series S Convertible Preferred Stock. The Series S Convertible Preferred Stock is convertible to 3,215,000 shares of common stock on the earlier of January 1, 1996 or such time as the Company has sufficient authorized common stock to convert all of the Series S Preferred stock.

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

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED JUNE 30, 1995 AND 1994





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders
Dimensional Visions Group, Ltd.
Philadelphia, Pennsylvania





We have audited in accordance with generally accepted auditing standards, the financial statements of DIMENSIONAL VISIONS GROUP, LTD. included in this Annual Report on Form 10-KSB and have issued our report thereon dated September 18, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the preceding index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.




                                                Gitomer & Berenholz, P.C.


Jenkintown, Pennsylvania
September 18, 1995

                                                                      SCHEDULE V





                        DIMENSIONAL VISIONS GROUP, LTD.
                    SCHEDULE V - PROPERTY AND EQUIPMENT (1)


         ---------------     ---------------     ---------------     ---------------     ---------------     ---------------
             Column A            Column B            Column C           Column D            Column E            Column F
         ---------------     ---------------     ---------------     ---------------     ---------------     ---------------
                                Balance at                                                Other
                                Beginning         Additions at                            Changes -           Balance at End
         Classification         of Period         Cost                 Retirements        Add (Deduct)        of Period
         ---------------     ---------------     ---------------     ---------------     ---------------     ---------------

 Year Ended June 30, 1995
 ------------------------
   Equipment                  $1,621,408            $11,522              $5,228              $ 326            $1,628,028
   Furniture and fixtures        130,412              4,852                -                 ( 326)              134,938
   Leasehold improvements        109,446               -                   -                    -                109,446
                              ----------            -------              ------              ------           ----------
                              $1,861,266            $16,374              $5,228              $  -             $1,872,412
                              ==========            =======              ======              ======           ==========

 Year Ended June 30, 1994
 ------------------------
   Equipment                  $1,624,061            $ 6,197              $8,850               $ -             $1,621,408
   Furniture & Fixtures          124,604              5,808                 -                   -                130,412
   Leasehold Improvements        109,446               -                    -                   -                109,446
                              ----------            -------              ------               -----           ----------
                              $1,858,111            $12,005              $8,850               $ -             $1,861,266
                              ==========            =======              ======               =====           ==========


(1) Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the related assets as follows:

Equipment                                           5-7 years
Furniture & Fixtures                                5 years
Leasehold improvements               Term of initial operating lease (5 years)

                                                                     SCHEDULE VI

                        DIMENSIONAL VISIONS GROUP, LTD.
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT


         ---------------     ---------------     ---------------     ---------------     ---------------     ---------------
             Column A            Column B            Column C           Column D            Column E            Column F
         ---------------     ---------------     ---------------     ---------------     ---------------     ---------------
                                Balance at                                                Other
                                Beginning         Additions at                            Changes -           Balance at End
         Classification         of Period         Cost                 Retirements        Add (Deduct)        of Period
         ---------------     ---------------     ---------------     ---------------     ---------------     ---------------

 Year Ended June 30, 1995
 ------------------------
   Equipment                   $1,426,715           $137,720            $4,705              $  -               $1,559,730
   Furniture and fixtures         110,632             11,801              -                                       122,433
   Leasehold improvements         107,916                970              -                    -                  108,886
                               ----------           --------            ------              ------             ----------
                               $1,645,263           $150,491            $4,705              $  -               $1,791,049
                               ==========           ========            ======              ======             ==========

 Year Ended June 30, 1994
 ------------------------
   Equipment                   $1,134,545           $300,798            $8,604               ($24)             $1,426,715
   Furniture & Fixtures            88,051             22,557               -                   24                 110,632
   Leasehold Improvements          90,574             18,342               -                   -                  107,916
                               ----------           --------            ------               -----             ----------
                               $1,312,170           $341,697            $8,604               $ -               $1,645,263
                               ==========           ========            ======               =====             ==========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                 DIMENSIONAL VISIONS GROUP, LTD.

DATED:  October 23, 1995         BY: /s/ George S. Smith
                                    -----------------------------
                                     George S. Smith,
                                     Chief Executive Officer
                                     (for the Period ending September 12, 1995)


                                 BY: /s/ Steven M. Peck
                                    -----------------------------
                                     Steven M. Peck,
                                     Chief Executive Officer
                                     (from September 13, 1995)


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

Signature                                     Title                                             Date
---------                                     -----                                             ----


/s/ George S. Smith                      Chief Executive Officer (Principle                October 23, 1995
-----------------------                  Executive Officer and Principal
George S. Smith                          Financial Officer for the period
                                         ending September 12, 1995) and Director


/s/ Steven M. Peck                       Chief Executive Officer, Chief                    October 23, 1995
-----------------------                  Financial Officer (Principle Executive
Steven M. Peck                           Officer, Principle Financial Officer
                                         and Principle Accounting Officer)
                                         and Director from September 13, 1995


*                                        Director
-----------------------
Sean F. Lee


/s/ James W. Porter, Jr.                 Director                                          October 23, 1995
------------------------
James W. Porter, Jr.


/s/ William A. Knegendorf                Director                                          October 23, 1995
-------------------------
William A. Knegendorf