Form 10QSB
period 1995-09-30
DIMENSIONAL VISIONS GROUP LTD
filed 1995-11-17
CIK 836809

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
/  X  /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1995
                               ------------------------------------------------

/    /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------------

Commission file number            1-10196
                       ------------------------------------------------------

                       Dimensional Visions Group, Ltd.
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Delaware                                        23-2517953
-------------------------------------------      ------------------------------
         (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)                 Identification No.)

             718 Arch Street, Suite 202N, Philadelphia, PA 19106
-------------------------------------------------------------------------------
                  (Address of principal executive offices)

                                (215)440-7791
-------------------------------------------------------------------------------
                         (Issuer's telephone number)



-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No             .
    -------------     ------------


         As of November 13, 1995, the number of shares of Common Stock issued and outstanding was 17,601,098.

                        DIMENSIONAL VISIONS GROUP, LTD.

                                     INDEX



                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets - September 30, 1995
             and June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .             1

             Consolidated Condensed Statements of Operations - For the three
             months  ended September 30, 1995 and 1994  . . . . . . . . . . . . . .             2

             Consolidated Condensed Statements of Cash Flows - For the three
             months ended September 30, 1995 and 1994   . . . . . . . . . . . . . .             3

             Notes to Consolidated Condensed Financial Statements   . . . . . . . .             4

         Item  2.  Management's Discussion and analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . .            11


PART II - OTHER INFORMATION
         Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .           N/A
         Item 2.     Changes in Securities  . . . . . . . . . . . . . . . . . . . .           N/A
         Item 3.     Defaults Upon Senior Securities  . . . . . . . . . . . . . . .           N/A
         Item 4.     Submission of Matters to a Vote of Security Holders  . . . . .           N/A
         Item 5.     Other Information  . . . . . . . . . . . . . . . . . . . . . .           N/A
         Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .            12
 .
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                SEPTEMBER        JUNE 30,
                                                 30, 1995          1995
                                                 --------          ----
                                                (UNAUDITED)
 Current  assets
   Cash and cash equivalents                     $948,547       $227,972
   Accounts receivable, trade                     233,539         18,690
   Inventory                                      136,685         26,453
   Prepaid supplies and expenses                    8,743         43,361
                                              -----------    -----------

 Total current assets                           1,327,511        316,476
                                              -----------    -----------

 Equipment and leasehold
   improvements


   Equipment                                    1,862,830      1,628,028
   Furniture and fixtures                         136,932        134,938
   Leasehold improvements                         109,446        109,446
                                              -----------    -----------
                                                2,109,208      1,872,412


   Less accumulated depreciation
    and amortization                            1,998,336      1,791,049
                                              -----------      ---------

 Net equipment and leasehold improvement

                                                  110,872         81,363
                                              -----------    -----------

 Other assets
       Goodwill, net of accumulated                                    -
          amortization of $21,986               2,616,446
       Deferred compensation and                  510,889              -
         consulting costs                          81,869         53,398
 Patent rights, and other assets

                                              -----------    -----------
 Total other assets                             3,209,204         53,398
                                              -----------    -----------


 Total assets                                  $4,647,587    $   451,237
                                              ===========    ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                SEPTEMBER       JUNE 30,
                                                                30, 1995         1995
                                                                --------         ----
                                                              (UNAUDITED)
Current liabilities
   Note payable                                               $       -           $50,000
   Current portion of long-term debt                              470,000
   Accounts payable, accrued expenses and other liabilities       779,466         404,489
                                                              -----------      ----------



Total current liabilities                                       1,249,466         454,489
                                                                ---------     -----------

Long term  debt
   Secured notes                                                1,512,000       1,837,000
   Accrued interest                                               162,135         210,741
                                                                ---------     -----------
                                                                1,674,135       2,047,741
                                                              -----------    ------------

Commitments and contingencies                                      -               -
                                                              -----------    ------------

Stockholders' equity (deficiency)
   Preferred stock - $.001 par value,   authorized -
     2,000,000 shares; issued and outstanding -
     641,581 shares at September 30, 1995, and
     77,250 shares at June 30, 1995


     Discount on preferred stock                               11,937,620         772,500
                                                              ( 7,950,125)           -
                                                              -----------      ----------
                                                                3,987,495         772,500

   Common stock - $.001 par value, authorized - 20,000,000 shares issued and outstanding - 17,601,098 shares at September 30, 1995; 16,936,098 shares at June 30, 1995

                                                                   17,601          16,936


   Additional paid-in capital                                  12,812,412      11,881,927
   Deficit                                                    (15,093,522)    (14,722,356)
                                                              -----------      ----------


Total stockholders' equity (deficiency)                         1,723,986    (  2,050,993)
                                                              -----------    ------------


Total liabilities and stockholders equity                      $4,647,587    $    451,237
                                                              ===========    ============


           See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                  THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              -------------------------
                                                                                1995             1994
                                                                                ----             ----
 Operating revenue                                                              $213,036         $14,124

 Cost of Sales                                                                   159,416          17,599
                                                                              ----------      ----------

 Gross profit (loss)                                                              53,620     (     3,475)

 Operating expenses

         Engineering and development costs                                        59,538         107,725

         Marketing expenses                                                       54,707          34,021

         General and administrative expenses                                     242,451         108,779
                                                                             -----------    ------------

 Total operating expenses                                                        356,696         250,525
                                                                             -----------    ------------

 Loss before other income
         (expenses)                                                             (303,076)       (254,000)
                                                                             -----------     -----------

 Other income (expenses)
         Interest expense                                                        (50,615)        (30,001)
         Interest income                                                           2,512             338
         Gain on sale or   abandonment of equipment                                2,000           2,411
         Amortization of Goodwill                                                (21,987)           -
                                                                             -----------     -----------
                                                                                 (68,090)        (27,252)
                                                                             -----------     -----------

 Net loss                                                                      ($371,166)      ($281,252)
                                                                              ==========      ==========

 Net loss per share of common stock                                                ($.02)          ($.02)
                                                                                  ======          ======

 Weighted average shares of common stock outstanding                          16,955,609      16,361,098
                                                                              ==========      ==========





           See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        -------------------------
                                                                                      1995                     1994
                                                                                      ----                     ----
 Cash flows from operating activities
   Net loss                                                                         ($371,166)               ($281,252)
                                                                                    ----------
   Total adjustments to reconcile net loss to net cash used in
      operating activities                                                             47,405                  102,687
                                                                                   ----------             ------------

   Net cash used in operating activities                                           (  323,761)              (  178,565)
                                                                                   -----------              -----------

 Cash flows from investing activities
      Cash acquired in acquisition                                                    275,632
   Proceeds from sale of equipment                                                      2,000                    3,108
   Property and equipment and progress payments on equipment
      under construction                                                           (    4,096)              (      531)
                                                                                    ---------                ---------

     Net cash provided by investing activities                                        273,536                    2,577
                                                                                   ----------               ----------

 Cash flows from financing activities
 Proceeds from long term borrowings                                                   145,000                  112,000
 Sale of common stock, net of offering cost of $75,000                                675,000                    -
 Exercise of warrants to purchase common stock                                            800                    -
 Payment of note                                                                   (   50,000)                   -
                                                                                    ---------               ----------
 Net cash provided by financing activities                                            770,800                  112,000
                                                                                    ---------               ----------

 Net increase (decrease) in cash and cash equivalents                                 720,575                  (63,988)

 Cash and cash equivalents, beginning                                                 227,972                  118,034
                                                                                    ---------                ---------

 Cash and cash equivalents, ending                                                   $948,547                  $54,046
                                                                                      =======                  =======

 Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest paid                                                                 $    -                  $     -
                                                                                    ==========              ===========

Supplemental disclosure of non-cash investing and financing activities
    800,000 shares of the Company's Common Stock was issued as a result of the conversion of 20,000 shares of Series A Convertible Preferred Stock valued at $200,000.

    The Company acquired all of the outstanding Common Stock of InfoPak, Inc. in exchange for 500,000 shares of Series P Convertible Preferred Stock valued at $2,750,000, the cancellation of debt to certain shareholders of InfoPak, Inc. in exchange for 34,681 Series P Convertible Preferred shares valued at $190,745. The Company acquired assets valued at $442,769, (including cash of $275,632), and the assumption of liabilities of $103,590. In addition, certain employees under contract and a consultant received 17,500 share of Series P Convertible Preferred Stock valued at $96,250 as a signing bonus.

    In connection with the sale of 3,000,000 shares of the Company's Common Stock, certain stockholders, consisting mainly of officers and directors, surrendered 3,215,000 of the Company's common stock in exchange for 32,150 shares of Series S Preferred Stock.

    The Company issued 1,000,000 warrants to the Chief Executive Officer and 500,000 warrants to the financial consultant to the company to purchase the Company's Common Stock. These warrants were valued at $405,000, and will be amortized as compensation over the terms of their contracts. In addition, in connection with the sale of the 3,000,000 shares of the Company's Common Stock for $675,000 net of commissions, an additional 1,250,000 of warrants to purchase the Company's Common Stock was issued and valued at $337,500.

           See notes to condensed consolidated financial statements.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED SEPTEMBER 30, 1995

NOTE 1       BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

             The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The June 30, 1995 balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB/A for the fiscal years ended June 30, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 1996.

NOTE 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             DESCRIPTION OF BUSINESS, FINANCING AND BASIS OF FINANCIAL STATEMENT PRESENTATION

             Dimensional Visions Group, Ltd. (the "Company") was incorporated in Delaware on May 12, 1988. The Company, was a development stage company through June 30, 1994 and had accumulated a deficit during the development stage of $13,530,024. The Company produces and markets lithographically printed stereoscopic prints commonly referred to as three-dimensional prints. The prints may be viewed without the use of special glasses or viewing apparatus.

             The Company has financed its development through the sale of its securities, loans and sale of surplus equipment and by certain employees and consultants deferring their compensation. The Company has had limited sales of its product since July of 1994 .

             On September 12, 1995, the Company, through a wholly-owned subsidiary, acquired all the outstanding capital stock of InfoPak, Inc. ("InfoPak"), located in Phoenix, Arizona, manufactures and markets hardware and software information and audio playback systems and method products and programs. References herein to the "Company" include Dimensional Visions Group, Ltd. and its wholly-owned subsidiaries.


             LIQUIDITY AND CAPITAL RESOURCES

             As of September 30, 1995, the Company had working capital of $78,045, compared with a working capital deficiency of $138,013 on June 30, 1995. During the period ended September 30, 1995, the Company raised $145,000 through the sale of its promissory notes, $675,000 in a private placement of its Common Stock net of offering costs of $75,000 and the issuance of 1,250,000 warrants to purchase the Company's Common Stock valued at $337,500, and the exercise of 80,000 warrants to purchase the Company's Common Stock at $.01 per share ($800). The Company's selling and marketing efforts have been limited due to inadequate funding.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED SEPTEMBER 30, 1995


NOTE 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

             The Company has incurred losses since inception of $15,093,522. Unless the Company can (1) successfully market its products, (2) obtain such capital contributions or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately operate profitably, the Company may be unable to continue as a going concern. Management's plan to address these issues includes (a) increased sales and marketing efforts of the Company's DV3D(TM) and InfoPak products, (b) exercise tight cost controls to conserve cash, (c) raise additional funds through the issuance of either debt or equity, private placements, and (d) evaluate possible additional merger or acquisition opportunities.

             If operations are maintained at the current level, the cash anticipated to be generated by operations and the funds currently on deposition, should, in management's opinion, be sufficient to meet the Company's cash needs for the remainder of fiscal year ending June 30, 1996. However, the Company is continuing to seek additional outside financing.

             There is, of course, no assurance that management's actions will continue to generate sufficient cash at a level necessary to sustain the Company's operations. Unless the Company can achieve its plan as indicated above, the continuence of the business cannot be assured.

             The consolidated financial statements have been prepared on the basis that the Company is a going concern and do not reflect any adjustments that might result from the outcome of the uncertainties described above.

             CONSOLIDATION POLICY

             The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, InfoPak, Inc., DVG Plastics, Inc., Digital Dimensions, Inc. and DV3D Images, Inc. The latter three subsidiaries are inactive companies. All significant inter company balances and transactions have been eliminated in consolidation.

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

             EQUIPMENT AND LEASEHOLD IMPROVEMENTS AND DEPRECIATION AND AMORTIZATION

             Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided by the use of the straight-line method over the estimated useful lives of the assets as follows:

                 Equipment                  5-7 years
                 Furniture and fixtures     5 years
                 Leasehold improvements     Term of the initial operating lease
                                            (5 years)

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED SEPTEMBER 30, 1995


NOTE 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

             PATENT RIGHTS AND OTHER ASSETS

             Patent Rights

             Costs incurred to acquire patent rights and the related technology are amortized over the shorter of the estimated useful life or the remaining term of the patent rights. In the event that the costs of patent rights and/or acquired technology are abandoned, the write off will be charged to expense in the period the determination is made to abandon them.

             GOODWILL

             Goodwill of $2,638,178 was incurred by the Company as a result of its acquisition of InfoPak on September 12, 1995 and is being amortized on a straight-line basis over 5 years.

             ENGINEERING AND DEVELOPMENT COSTS

             The Company charges to Engineering and Development Costs all items of a non-capital nature related to bringing a "significant" improvement to its product. Such costs include salaries and expenses of employees and consultants, the conceptual formulation, design, and testing of the products and prototypes.

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

             NET LOSS PER SHARE OF COMMON STOCK

             Net loss per share of common stock is based on the weighted average of shares of common stock outstanding. Outstanding warrants or options are not considered in the calculation of net loss per share of common stock, as they would have an anti-dilute effect.


NOTE 3       ACQUISITION

             On September 12, 1995, the Company acquired all the outstanding common stock of InfoPak, Inc. in exchange for 500,000 shares of Series P Convertible Preferred stock valued at $2,750,000. The Company has accounted for this transaction as a purchase and accordingly, the acquisition resulted is the Company recording goodwill of $2,638,432, which will be amortized over five years. The fair value of the assets acquired was $442,769, which included $275,632 of cash, and the assumption of liabilities of $103,590. In addition, certain employees under contract and a consultant received 17,500 shares of Series P Convertible Preferred Stock valued at $96,250 as a signing bonus. The bonus will be amortized over the terms of the employment and consulting contract.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED SEPTEMBER 30, 1995


NOTE 3       ACQUISITION (Continued)

             Notes payable and related accrued interest to certain shareholders of InfoPak, Inc. were cancelled and the Company issued 34,681 shares of Series P Convertible Preferred stock valued at $190,745, in exchange for the cancellation of debt. Each share of Series P Convertible Preferred Stock is convertible into 10 shares of common stock (5,521,810 shares of common stock) .


NOTE 4       LONG-TERM DEBT

             As of September 30, 1995, the principal amount of outstanding long term 10% Secured Notes was $1,982,000. As of June 30, 1995 the amount was $1,837,000. The 10% Secured Notes are due beginning in fiscal year 1996 and interest at 10% will be paid semi-annually, with the first interest payment not due to be paid until twelve months after the date of each of the 10% Secured Notes. The Company is permitted to prepay the 10% Secured Notes after twelve months from the date of the 10% Secured Notes with no penalty. As collateral for the 10% Secured Notes, the Company has given a security interest in all of the Company's assets, tangible and intangible, including all patents and proprietary technology, which was evidenced by a Uniform Commercial Code filing on March 24, 1994 .

             On April 25, 1995, substantially all of the long term 10% Secured Note holders agreed to defer all interest payments until the 10% Secured Notes mature beginning in fiscal year 1996 or, upon the consummation of long term financing and/or a strategic partner relationship, to convert the 10% Secured Notes into 8% Series "B" Preferred stock through the exercise of the Series B Redeemable warrants and to convert accrued interest into Series C Preferred Stock. The consummation of this financing and a strategic partner relationship occurred on September 12, 1995 (see Note 7).

             The annual maturity on long term debt is as follows:

                          Year Ending June 30,                      Amount
                          --------------------                      ------
                                  1996                               $470,000
                                  1997                                635,000
                                  1998                                732,000
                                  1999                                145,000
                                                                    ---------
                                                                   $1,982,000
                                                                    =========

NOTE 5       COMMON STOCK

             As of September 30, 1995, there are approximately 17,965,522 of non-public warrants and 3,807,655 public warrants to purchase the Company's Common Stock. The number of public warrants outstanding, which expire on December 8, 1995, increased by 1,994,486, and the exercise price was reduced to $2.14 per share after adjustments were made in accordance with the warrant agreement dated
             November 15, 1988.

             As of September 30, 1995, there are 641,581 shares of Convertible Preferred Stock outstanding which can be converted to 11,026,810 shares of common stock (see notes 6 and 8).

             As of September 30, 1995, there are 198,200 Series B Warrants outstanding to purchase Series B Convertible Preferred Stock which can be converted into 19,820,000 shares of the Company's Common Stock (see notes 6 and 8).

             The Company may not have available sufficient common stock for those who elect to exercise their warrants or convert preferred stock to common stock.

NOTE 6       PREFERRED STOCK

             The Company has authorized 2,000,000 shares of Preferred stock, of which the following were issued and outstanding:

                                                                               Outstanding
                                                                   -------------------------------------
                                                    Authorized     September 30, 1995      June 30, 1995
                                                    -----------    ------------------      -------------
                    Series A Preferred                  100,000          57,250                 77,250
                    Series B Preferred                  200,000             --                     --
                    Series C Preferred                1,000,000             --                     --
                    Series P Preferred                  600,000         552,181                    --
                    Series S Preferred                   50,000          32,150                    --
                                                     ----------       ---------              -----------
                       Total Preferred Stock          1,950,000         641,581                 77,250
                                                     ==========       =========              ===========

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED SEPTEMBER 30, 1995

NOTE 6       PREFERRED STOCK (Continued)

             The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), at $10 par value per share, 100,000 shares authorized, is convertible into common stock at the rate of 40 shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, have been accumulated on June 30 each year but have not been declared (See Note 6).

             The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred"), at a $10 par value per share, is convertible at the rate of 100 shares of common stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum.

             The Company's Series C Convertible Preferred Stock ("Series C Preferred"), at $10 par value per share, is convertible at a rate of 10 shares of common stock per share of Series C Preferred. Such shares were authorized during October 1995.

             The Company's Series P Convertible Preferred Stock ("Series P Preferred"), at $10 par value per share, is convertible at a rate of 10 shares of common stock for each share of Series P Preferred.

             The Company's Series S Convertible Preferred Stock ("Series S Preferred"), at a $10 par value per share, is convertible at the rate of 100 shares of common stock for each share of Series S Preferred.

             The Company's Series A Preferred and Series B Preferred stock were issued in connection with private placements for the purpose of increasing the capital or debt of the Company. The Series C Preferred will be issued to certain holders of the Company's 10% Secured Notes in lieu of accrued interest (See Note 7) and also held for future investment purposes. The Series S Preferred was issued to certain stockholders consisting mainly of officers and directors of the Company in exchange for such stockholders' shares of common stock. Such common stock was then sold on September 5, 1995 for the purpose of raising additional capital. The Series P Preferred was issued on September 12, 1995 to InfoPak shareholders in exchange for (1) all of the outstanding capital stock of InfoPak, (2) as signing bonuses for certain employees and a consultant of InfoPak, and (3) to satisfy InfoPak's outstanding debt obligations to certain of its shareholders.

             The Company may not have available sufficient common stock for those who elect to convert their preferred stock to common stock.

NOTE 7       COMMITMENTS

             The Company leases its corporate offices, studio and lab facilities in Philadelphia, Pennsylvania under a five year operating lease through February 28, 1999 at an annual rental of approximately $44,100 through June 1995 and adjusted on March 1, of each year through 1998 by approximately $1,371 each year thereafter. In addition, the Company is responsible for its proportionate share of excess operating expenses and real estate taxes. The Company has a conditional option to terminate the lease 30 days prior to ground breaking date on the proposed new building site adjacent to where the Company leases space.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED SEPTEMBER 30, 1995

NOTE 7       COMMITMENTS (Continued)

                Year Ending June 30                           Annual Rental Amount
                -------------------                           --------------------
                        1996                                           $42,900 (remaining rent for fiscal 1995)
                        1997                                            60,800
                        1998                                            62,200
                        1999                                            42,100
                                                                      --------
                                                                      $209,650
                                                                      ========

             Rent expense was approximately $31,922 and $22,000 for the 3 months ended September 30, 1995 and 1994, respectively.

             The Company has not declared dividends on its Series A Preferred stock. The cumulative dividend in arrears through June 30, 1995 is $151,750, and through September 30, 1995, is $111,750 as a result of the conversion to common stock of 20,000 shares of Series A Preferred stock on August 24, 1995.

             Dimensional Visions Group, Ltd. has outstanding employment and consulting contracts that expire through June 30, 1999, as follows:

                Year Ending June 30                                     Amount
                -------------------                                  ---------
                        1996                                          $103,000 (remaining for fiscal year 1996)
                        1997                                           244,000
                        1998                                           144,000
                        1999                                           144,000
                                                                       -------
                                                                      $635,000
                                                                      ========


             As a result of the acquisition of InfoPak, Inc., the Company entered into employment and consulting contracts that expire through September 1997 and 1998. The annual compensation is approximately $365,000 on these contracts.

             In connection with a consulting contract with Avonwood Capital Corporation ("Avonwood") which provides for among other things, assisting the Company with arranging for additional capital and evaluating merger opportunities. For each dollar of capital raised, a maximum of 1,600,000 warrants will be issued to purchase the Company's common stock at $.15 per share, of which 250,000 warrants were issued during May 1995 and exercised during June 1995 and 750,000 was issued in September 1995. The warrants will be exercisable over a five year period at $.15 per share. The warrants issued in May 1995 were valued at $30,000 ($.12 per warrant), and will be recognized as additional consulting fees over the two-year term of the consulting contract. In addition, the contract provides for a fee of 5% on capital raised.


NOTE 8       SUBSEQUENT EVENTS

             On October 1, 1995, the holders of $1,757,000 of the $1,982,000 of principal amount of the outstanding 10% Secured Notes used their notes to exercise their Series B Preferred warrants to purchase 175,700 shares of Series B Preferred stock. In addition these same holders converted $228,760 of the $263,185 interest due on the 10% Secured Notes into 22,876 shares of Series C Preferred stock.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED SEPTEMBER 30, 1995

NOTE 8       SUBSEQUENT EVENTS (Continued)


             A director of the Company who holds $150,000 of the 10%
             Secured Notes agreed to release his security interest granted per the terms of the 10% Secured Notes, to reduce interest rate on these Unsecured Notes to 8% effective October 1, 1995, and to use the principal of these notes to convert Series B warrants into 15,000 shares of Series B Preferred prior to February 28, 1996.

             The exchange for the 10% Secured Notes for the Series B Preferred, and the exchange of the Series C Preferred for accrued interest, would have the following effect on the Company's Liabilities and Stockholders Equity; if the exchange had occurred as of September 30, 1995.

                                                            September 30, 1995
                                                     ---------------------------------
                                                       Actual               Pro forma
                                                     ----------           ------------
             Current liabilities
                 Accounts payable, accrued
                  expenses and other liabilities       $779,466               $712,712
                 Current portion long term debt         470,000                   -

             Long term debt
                 Secured notes payable                1,512,000                 75,000
                 Unsecured notes payable                    -                  150,000
                 Accrued interest                       162,135                   -
                                                       --------              ---------
             Total liabilities                        2,923,601                937,712
                                                     ----------              ---------

             Preferred stock                         11,937,620             13,923,380
             Discount in preferred stock             (7,950,125)            (7,950,125)

             Common stock                                17,601                 17,601
             Additional paid-in capital              12,812,412             12,812,412
             Deficit                                (15,093,522)           (15,093,522)
                                                     -----------            -----------
             Total stockholders equity                1,723,986              3,709,746
                                                     ----------             -----------

             Total liabilities and
               stockholders equity                  $ 4,647,586            $ 4,647,586
                                                      =========              =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             RESULTS OF OPERATIONS

             During the three months ended September 30, 1995 the net loss was $371,166 compared to a net loss of $281,252 for the three months ended September 30, 1994. During the three month period ended September 30, 1995, the Company had revenues of $213,036 and gross profit of $53,620, compared to revenues of $14,124 and a gross loss of ($3,475) for the comparable period.

             InfoPak, from September 12, the date of acquisition, to September 30, 1995, accounted for $198,376 of the Company's revenues and $85,401 of the gross profit for the period ended September 30, 1995. InfoPak was not included with the Company's results for the quarter ended September 30, 1994.

             In the third quarter of fiscal year 1995, the Company delivered to a major producer of graphic arts consumer products, a variety of DV3D(TM) print products for test marketing. The tests were completed in the first quarter of fiscal year 1996, and the Company has subsequently received two commercial orders for these DV3D(TM) print products. The first order of $13,940 was delivered in September 1995. The second order of approximately $225,000 is being delivered in November 1995. The Company anticipates further orders from this customer.

             During October 1995, the Company successfully completed production of its new lenticular print material, which the Company believes enhances the quality of DV3D(TM) print product.

             During fiscal year 1995, the Company had under development a new master lens which is designed to improve the quality of its DV3D(TM) master transparency. Management believes this new master lens, which is currently in the prototype stage, will be available for use in commercial production during the third quarter of fiscal year 1996.

             Operating expenses were $356,696 for the three months ended September 30, 1995 compared to $250,525 for the three months ended September 30, 1994. InfoPak's operating expense was $40,230 for the September 30, 1995 period. Engineering and development, marketing and general administrative costs were $59,538, $54,707, and $242,451, respectively for the quarter ended September 30, 1995, compared to $107,725, $34,021, and $108,779 for the quarter ended September 30, 1994. The $48,187 decline (45%) in engineering and development is primarily a result of the Company having substantially completed the engineering of its DV3D(TM) print product. Marketing costs increased $9,370
             (27.5%) as a result of the Company's increased efforts supporting its DV3D(TM) print product. General administration expense increased 123% due primarily to professional fees including (i) approximatley $39,000 to Avonwood, (ii) approximately $35,000 for legal and audit fees, (iii) approximately $28,500 in increased administrative salaries and expenses, and (iv) approximately $7,500 of increased accounting costs incurred during the period.

             Interest expense increased due to the $145,000 of additional outstanding 10% Secured Notes, while interest income increased with the short-term investments of the proceeds of the $675,000 sale of common stock. Amortization of the goodwill incurred in the acquisition of InfoPak was $21,987 for the quarter ended September 30, 1995.

             InfoPak, which was acquired by the Company on September 12, 1995, was founded in 1992. InfoPak has developed a system that allows those who use large and cumbersome printed data material an electronic alternative which is easier to use and instantly updateable. The InfoPak(TM) Information System (The InfoPak System(TM)) was designed to manage voluminous databases that change often and to distribute information to remote locations.

             InfoPak currently produces and markets the InfoPak System(TM) to the residential real estate agent marketplace as the InfoPak Portable MLS(TM). The Portable MLS(TM) is currently the only product being sold. The Portable MLS(TM) product is being marketed through four distributors. The MLS product has not generated revenues as expected by InfoPak, nor does InfoPak have any backorders for its product at this time. InfoPak has been unable to successfully renegotiate its present distribution/marketing agreement with its major distributor. InfoPak's revenue for the nine months ended September 30, 1995 was approximately $775,000, of which approximately $577,000 was to that distributor. InfoPak anticipates only minimal sales for the remainder of fiscal year 1996 through that distributor. A third party is presently negotiating to acquire a less significant distributor which, if successfully concluded should lead to increased sales for InfoPak, which is anticipated to offset, to some extent, the loss of sales to its major distributor. However, no assurances can be given that the above negotiations will be successfully completed, nor that the anticipated revenues will be achieved.

             InfoPak has under development a number of other products. During November 1995, research and development was completed for Small Talk(TM), a computer chip that allows for the recording of voice, as well as a voice chip player, both of which would be produced by a yet to be identified third party. The viability and marketability of the product have not yet been determined.

             In October 1995, InfoPak entered into a Letter of Intent with a division of Spectrum Media, Inc. to form a joint venture for a number of newly developed products, including replacement systems for printed directories and delivery systems. The proposed joint venture is subject to due diligence by both companies, the negotiation of a definitive agreement and provisions for the initial funding. No assurance can be given that the transaction will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             LIQUIDITY AND CAPITAL RESOURCES

             On September 30, 1995, the Company had working capital of $78,045, compared to a working capital deficiency of $138,013 on June 30, 1995. During the three month period ended September 30, 1995, the Company raised $675,000 in net proceeds through the sale of common stock to foreign investors, $145,000 through the sale of its promissory notes in a private placement and $800 from the exercise of warrants to purchase common stock. Operating revenues for the three months ended September 30, 1995, totaled $213,036, compared to $14,124 for the three months ended September 30, 1994.

             On October 1, 1995, the Company converted $1,757,000 of its secured debt and $228,760 of related accrued interest into unsecured convertible preferred stock.

             The Company's current financial position continues to be precarious even though the Company was successful in the recent raising of $675,000. The Company will need additional funding in order to maintain operations and in order to extend its product line and increase the production capacity for its print products. The Company has been funding its operations by selling its securities in private placements, short-term borrowing, sales, and accruing compensation to certain employees and consultants. The Company is currently in discussion with third parties on raising additional funds. The amount of third party funding will depend to some extent on the Company's revenues and cash flow from operations. No assurance can be given that the Company will be able to obtain the additional funds necessary to maintain its existing operations. In the event the Company is not able to secure sufficient funds on a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations or may seek protection under the federal bankruptcy laws.

PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             On September 27, 1995, the Company filed a current report on Form 8-K to report on event under Item 2 regarding the Company's acquisition of all the issued and outstanding capital stock of InfoPak, Inc.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      DIMENSIONAL VISIONS GROUP, LTD.


         Date:  November 17, 1995     /s/     George S. Smith
                                      ------------------------------------
                                      George S. Smith, Chairman
                                      (Chief Executive Officer and
                                      Chief Financial Officer
                                      For the period ending September 12, 1995)



                                      /s/     Steven M. Peck
                                      ----------------------------------
                                      Steven M. Peck, President and
                                      Chief Executive Officer
                                      From September 13, 1995 forward