Form 10KSB/A
period 1995-06-30
DIMENSIONAL VISIONS GROUP LTD
filed 1996-02-07
CIK 836809

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-KSB/A-1


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
             ------------------------------------------------------
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

                          Redeemable Class B Warrants
                          ---------------------------
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY


         Dimensional Visions Group, Ltd. ("DVG") was organized in 1988. DVG produces and markets lithographically printed stereoscopic prints commonly referred to as three-dimensional prints. The prints may be viewed without the use of special glasses or other viewing apparatus. DVG has applied for a trademark for its three-dimensional products as the DV3D(TM) image. DVG's product lines are determined by the technical specifications of the polymer based lenticular material on which the DV3D(TM) image is printed. The DV3D(TM) print product may be produced in varying sizes for specified customer
applications.   The current DV3D(TM) print product is designed for hand-held viewing.



         On September 12, 1995, DVG, through a wholly-owned subsidiary, acquired all the outstanding capital stock of InfoPak, Inc. ("InfoPak"). InfoPak, located in Phoenix, Arizona, manufactures and markets hardware and software information and method products and programs. References herein to the "Company" includes DVG and its wholly-owned subsidiaries.


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


         DVG uses its own employees and independent sales agents in marketing its products. The independent sales agents are paid on a commission basis for orders shipped, accepted and for which payment has been received. DVG also sells its products to independent marketing organizations. During the first six months of fiscal 1995, DVG entered into a number of exclusive sales and marketing agreements with independent sales and marketing organizations. The remaining two agreements relate to the sales and marketing of the DVG's products for certain enumerated potential users, including, but not limited to, comic books, greeting cards, magazines, and sports organizations. The agreements have specific performance goals to be met in order to retain exclusive distribution rights for identified target accounts.


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


         The polymer based lenticular material on which the DV3D(TM) image is printed is supplied by producers in the petrochemical and plastic fabricating industries. The DV3D(TM) image is printed on the polymer based lenticular material by commercial lithographic printing processes. In the printer's pre-press preparation stage, state-of-the-art computerized photo-equipment is necessary because production specifications for the DV3D(TM) image require ultra-accurate tolerances. The Company has established working arrangements with third-party separators and a printer on a per order basis.


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


         The Company has applied to register the DV3D(TM) mark with the Patent and Trademark office.


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



=========================================================================================================================
                              Year Ended         Year Ended          Year Ended          Year Ended          Year Ended
                             June 30, 1995      June 30, 1994       June 30, 1993       June 30, 1992      June 30, 1991
-------------------------------------------------------------------------------------------------------------------------
Operation revenue              $134,028             $ -0-                $ -0-             $  166,385             $ -0-
-------------------------------------------------------------------------------------------------------------------------
Net Loss                    ($1,192,332)        ($1,069,642)         ($1,327,258)         ($4,033,997)       ($3,911,359)
-------------------------------------------------------------------------------------------------------------------------
Net loss per share of             ($.07)              ($.07)               ($.10)               ($.39)             ($.44)
common stock
-------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
-------------------------------------------------------------------------------------------------------------------------
Working capital
(deficit)                     ($138,013)           ($85,149)           ($305,014)           ($297,463)         ($704,527)
-------------------------------------------------------------------------------------------------------------------------
Total assets                   $451,237            $449,725             $636,133           $2,870,149         $4,675,768
-------------------------------------------------------------------------------------------------------------------------
Total Liabilities            $2,502,230          $1,464,861             $692,027           $2,273,631         $2,521,633
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
(deficiency)                ($2,050,993)        ($1,015,136)            ($55,894)            $596,518         $2,154,135
=========================================================================================================================


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


                     -------------------------------------------------
                             Fiscal 1994              High        Low
                             -----------              ----        ---
                     -------------------------------------------------
                     First Quarter                    $.44        $.09
                     -------------------------------------------------
                     Second Quarter                   $.81        $.16
                     -------------------------------------------------
                     Third Quarter                    $.41        $.16
                     -------------------------------------------------
                     Fourth Quarter                   $.28        $.13
                     -------------------------------------------------
                             Fiscal 1995
                             -----------
                     -------------------------------------------------
                     First Quarter                    $.41        $.19
                     -------------------------------------------------
                     Second Quarter                   $.47        $.22
                     -------------------------------------------------
                     Third Quarter                    $.44        $.19
                     -------------------------------------------------
                     Fourth Quarter                   $.75        $.19
                     -------------------------------------------------
                             Fiscal 1996
                             -----------
                     -------------------------------------------------
                     First Quarter (through          $2.76        $.75
                     September 18, 1995)
                     =================================================

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

RESULTS OF OPERATION

         During the fiscal year ended June 30, 1995, the Company began limited production. The net loss for the period was $1,192,332 compared with a net loss of $1,069,642 for the fiscal year ended June 30, 1994. For the period the Company paid consulting fees and expenses of approximately $235,000 which were not related to research and development, and consulting fees of approximately $137,720 relating to research and development. Salaries totaled approximately $243,000 during the period. Other expenses during the period included outside production costs consisting of plastic, printing and separating of approximately $117,000, travel and related expenses of approximately $62,000 and approximately $72,000 for office rent and utilities expenses. Professional fees for the period were approximately $46,000. Interest expense for the period totaled approximately $208,700 which includes $141,200 of accrued interest and $67,500 of additional interest relating to the issuance of warrants.

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


         Subsequent to June 30, 1995, the Company raised a total of $895,000 through the private placement of secured notes and Common Stock, which has allowed DVG to commence full operations. The $145,000 secured 10% notes (including (i) warrants to purchase 14,500 shares of Series B Convertible Preferred, each share of which is convertible into 100 shares of the Company's Common Stock, and (ii) warrants to purchase 105,000 shares of the Company's Common Stock) were sold for $145,000. The Company sold 3,000,000 shares of its Common Stock through a Regulation S stock offering for $750,000. At the time the Company initially entered into negotiations for the Regulation S offering, the market price of its common stock ranged between $.40 and $.75 per share. When negotiations were concluded, the market price approximated $1.89 per share, however, the purchasers were unwilling to increase their offered purchase price. As the Company had been attempting to raise funds for a period of time with limited success, the Board of Directors determined that the above offering was still in the best interest of the Company in order to contintue its financial viability. Also, at the time of the offering, the Company anticipated a second funding through the same placement agent at a smaller discount from the market price for an amount considerably more than the above offering. However, the second placement did not occur.



         In September 1995, the Company acquired all of the outstanding capital stock of InfoPak for 500,000 shares of its Series P Convertible Preferred Stock, each share of which is convertible into 10 shares of the Company's Common Stock. For the fiscal year ended December 31, 1994, InfoPak had revenue from sales of $2,199,089, a net loss of $191,617 and a retained earnings deficit at the end of the year of $327,487.



         The Company believes it has sufficient funds to maintain its DVG operations for the balance of the current fiscal year. InfoPak is currently in discussions with a major distributor regarding renegotiation of a distribution agreement. It is possible that InfoPak and the distributor may not reach an agreement. InfoPak has developed an alternative marketing program, which may have the effect of slower sales until the marketing program is developed and fully operational. The Company can give no assurances that it will not need additional funds for InfoPak's operations. The Company intends to seek additional funding to expand both DVG and InfoPak's business to include new products and increased research development activity. No assurance can be given that the Company will be able to obtain funds sufficient to meeting its capital needs. The Company's outside auditors have qualified their report as to the ability of the Company to continue as a going concern.


ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements required to be filed pursuant to this Item 7 begins on page F-1 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Non applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company as of September 18, 1995 are as follows:


Name                              Age                       Position
----                              ---                       --------
George S. Smith (1)(2)            60               Director, Chairman of the Board of Directors

Steven M. Peck (2)                38               Chief Executive Officer, President, Chief Financial Officer of DVG and Director

Sean F. Lee (2)                   55               Chief Executive Officer of InfoPak, Inc. and Director

James W. Porter, Jr. (1)(2)       45               Director

William A. Knegendorf (1)         50               Director



---------------------

(1)      Members of the Audit Committee
(2)      Members of the Compensation Committee



         Mr. Smith was appointed Chairman of the Board in April 1992. From April 1992 until September 12, 1995, Mr. Smith served as the Chief Executive Officer of DVG. From 1980 to 1988, Mr. Smith was a Senior Vice-President at Drexel Burnham Lambert. From 1988 to 1990 he was a Senior Vice President at Shearson Leahman Brothers. From September 1990 until April 1992, Mr. Smith was on sabbatical for corrective back surgery. Mr. Smith is an honors graduate in economics with a minor in engineering from San Jose State University.



         Mr. Peck was appointed to his position in September 1995. Prior to his joining the Company, Mr. Peck had been a private investor since March, 1995. From 1986 to March, 1995, Mr. Peck was with the Bachman Company, a snack food manufacturer, as their Director of Marketing. From 1982-1986, Mr. Peck was Director of Marketing at Fleer Corporation, a manufacturer of confectionery, sports/entertainment trading cards and other licensed products. Mr. Peck graduated from the University of North Carolina with a Bachelor of Arts Degree.



         Mr. Lee was appointed a Director in September 1995. Mr. Lee has served as InfoPak's

Chief Executive Officer since January 1992. In April 1994, Mr. Lee co-founded and became Chairman of the Board of Directors of Auto X-ray, Inc., a privately held company (diagnostic system for American automobiles). From September 1988 until December 1991, Mr. Lee served as a director, Chief Executive officer and President of Builder's Express, a publicly held company based in San Antonio, Texas which filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in 1991.



         Mr. Porter was appointed to the Board of Directors in August 1995.
Mr. Porter is the President and the principal shareholder of Avonwood Capital Corporation, a venture capital and management consulting firm which Mr. Porter co-founded in January 1995. From April 1990 to August 1994, Mr. Porter was the Chief Executive Officer of OESI Power Corporation, a geothermal energy firm.



         Mr. Knegendorf was appointed to the Board of Directors in September 1995. Since January 1995, Mr. Knegendorf has served as a Managing Director and Chief Financial Officer of Avonwood Capital Corporation. From November 1992 to November 1994, Mr. Knegendorf was the owner and principal of Key Value Systems, a business consulting firm. From 1988 to November 1992, Mr. Knegendorf was the Chief Financial Officer of Clark Capital Management, a registered investment adviser.


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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership of Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company believes that other than as set forth below, all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

                 Mr. Ferstl was required to file a Form 3 within 10 days of when his beneficial ownership of the Company's Common Stock exceeds 10%. This occurred on December 17, 1992, when he acquired 1,000,000 of his warrants to purchase the Company's Common Stock. As of this date, the Company has no record of his filing a Form 3.

                 Mr. Porter inadvertently filed a Form 3 late in connection with his appointment to the Board of Directors in August 1995.

ITEM 10.         EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the total compensation earned by or paid to the named executive officer by the Company for the fiscal year ended June 30, 1995.




=======================================================================================================================

                                                                                          LONG TERM COMPENSATION
                            -----                                               ---------------------------------------
                                                 ANNUAL COMPENSATION                      AWARDS                PAYOUTS
                            =======================================================================================================
                                                                    OTHER       RESTRICTED       SECURITIES               ALL OTHER
                                                                   ANNUAL          STOCK         UNDERLYING       LTIP     COMPEN
                            YEAR    SALARY ($)     BONUS ($)    COMPENSATION    AWARDS ($)      OPTIONS/SARs    PAYOUTS    SATION
                                                                     ($)                            (#)           ($)        ($)
-----------------------------------------------------------------------------------------------------------------------------------
George S. Smith             1995        $0           $5,000      $107,138(2)        $0                -0-          $0         $0
(Former Chief Executive
Officer)(1)
===================================================================================================================================





(1)      Mr. George S. Smith resigned as Chief Executive Officer in September
         1995.
(2) Represents $31,099 of travel expenses, $16,039 of living expenses and consulting fees of $60,000. Does not include $36,000 of consulting fees accrued in fiscal year 1995.

===================================================================================================================================

                                            OPTIONS/SAR GRANTS IN THE FISCAL YEAR 1995

-----------------------------------------------------------------------------------------------------------------------------------

                                                        INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------------------------------------------
                                                         NUMBER OF          % OF TOTAL
                                                         SECURITIES        OPTIONS/SARs           EXERCISE
                                                         UNDERLYING        GRANTED TO                OR
                                                        OPTION/SARs        EMPLOYEES IN          BASE PRICE          EXPIRATION
                NAME                      YEAR           GRANTED(#)        FISCAL YEAR           ($/Share)              DATE
-----------------------------------------------------------------------------------------------------------------------------------
  George S. Smith,
  (Former Chief Executive                 1995             -0-                 -0-                  -0-                  -0-
  Officer)(1)
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================


(1)      Mr. Smith resigned as Chief Executive Officer in September 1995.

===================================================================================================================================

                                   AGGREGATED OPTIONS/SAR EXERCISES IN THE FISCAL YEAR 1995 AND
                                                     FY-END OPTION/SAR VALUES

===================================================================================================================================
                                                                        Number of Securities                   Value of
                                      Shares                           Underlying Unexercised                 Unexercised
                                     Acquired                             Options/SARs at              In-the-Money Options/SARs
                                        on                                   FY-End (#)                      at FY-End($)
              Name          Year   Exercise(#)  Value Realized      Exercisable/Unexercisable(1)      Exercisable/Unexercisable(1)
===================================================================================================================================
George S. Smith             1995        $0            $0                 2,669,840(E)/O(U)                     $693,135
(Former Chief Executive
Officer)(1)
===================================================================================================================================



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




========================================================================================================
              Name and Address of                        Amount and Nature of               Percent
               Beneficial Owners                       Beneficial Ownership(1)             Ownership
--------------------------------------------------------------------------------------------------------
George S. Smith(2)                                                 6,319,840                    26.6%
3130 Alexis Drive
Palo Alto, CA 94304
--------------------------------------------------------------------------------------------------------
H. Thomas Ferstl(3)                                                3,730,000                    17.6%
8761 State Street
Millington, MI  48746
--------------------------------------------------------------------------------------------------------
Avonwood Capital Corporation(4)                                    2,200,800                    11.1%
3 Radnor Corporation Center
Suite 400
Radnor, PA  19087
--------------------------------------------------------------------------------------------------------
Sean F. Lee(5)                                                     1,528,410                     8.0%
InfoPak, Inc.
8855 N. Black Canyon Highway, Suite 2000
Phoenix, AZ 85021
--------------------------------------------------------------------------------------------------------
John Arrillaga(6)                                                  1,770,680                     9.1%
1950 Cowper Street
Palo Alto, CA  93401
--------------------------------------------------------------------------------------------------------
Richard Peery(7)                                                   1,770,680                     9.1%
2200 Cowper Street
Palo Alto, CA  94301
--------------------------------------------------------------------------------------------------------
James B. Salmon(8)                                                 1,690,000                     9.0%
1525 Lakesite Drive
Birmingham, AL  35235
--------------------------------------------------------------------------------------------------------
Hans J. Kaemmlein(9)                                               1,700,000                     8.8%
80 Orville Drive
Bohemia, NY 11716
--------------------------------------------------------------------------------------------------------
Marton & Kjellaug M. Klepp(10)                                     1,382,900                     7.3%
12 Day Road
Armon, NY  10504
--------------------------------------------------------------------------------------------------------
John L. Miller(11)                                                 1,250,000                     6.7%
Dimensional Visions Group, Ltd.
45 E. Main Street, Suite B
Los Gatos, CA 95030
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Alejandro & Lida Zaffaroni(12)                                     1,469,999                     7.8%
4005 Miranda Ave., Suite 180
Palo Alto, CA  94304
--------------------------------------------------------------------------------------------------------
Peter L. Jensen(13)                                                1,095,000                     5.8%
2158 Balboa Avenue
Del Mar, CA  93014
--------------------------------------------------------------------------------------------------------
Robert & Jacqueline Stibor(14)                                     1,045,000                     5.7%
9016 Thornberry Lane
Las Vegas, NV  89134
--------------------------------------------------------------------------------------------------------
Steven M. Peck(15)                                                 1,000,000                     5.4%
718 Arch Street, 202N
Philadelphia, PA 19106
--------------------------------------------------------------------------------------------------------
James W. Porter, Jr.                                                     (16)
--------------------------------------------------------------------------------------------------------
William A. Knegendorf                                                    (16)
--------------------------------------------------------------------------------------------------------
All executive officers and directors as a group                    4,272,810                    19.7%
(5 persons)(17)
========================================================================================================




(1) Except as otherwise indicated, all of the shares are owned beneficially and of record. Beneficial ownership has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended.



(2) Mr. Smith, the Chairman of the Company's Board of Directors, owns 50,000 shares of the Company's Common Stock and 21,000 shares of the Company's Third Series S Convertible Participating Stock which is convertible into 2,100,000 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants to purchase 2,669,840 shares of the Company's Common Stock and preferred stock purchase warrants to purchase 15,000 shares of the Company's Second Series B Convertible Preferred 8% Stock which is convertible into 1,500,000 shares of the Company's Common Stock.



(3) Mr. Ferstl owns 3,000 shares of the Company's First Series A Convertible 5% Preferred Stock which is convertible into 120,000 shares of Common Stock. Also included in the amount are common stock purchase warrants to purchase 1,010,000 shares of the Company's Common Stock and preferred stock purchase warrants to purchase 26,000 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 2,600,000 shares of the Company's Common Stock.



(4) Avonwood Capital Corporation owns 3,000 Series S Participating Convertible Preferred Stock convertible into 300,000 shares of Common Stock and 15,080 Fourth Series P Convertible Preferred Stock convertible into 150,800 of Common Stock. Also included in the amount are common stock purchase warrants to purchase 1,750,000 shares of the Company's Common Stock.



(5) Mr. Lee, a Director of the Company and Chief Executive Officer of InfoPak, Inc. owns

        152,841 shares of Fourth Series P Convertible Participating Preferred Stock convertible into ten shares of Common Stock for every one share of Fourth Series P Convertible Participating Preferred Stock. Of this amount, 145,841 shares is owned by the Lee Family Partnership of which Mr. Lee is the general partner.



(6) Mr. Arrillaga owns 5,000 shares of the Company's First Series A Convertible 5% Preferred Stock which is convertible into 200,000 shares of Common Stock. Also included in the amount are common stock purchase warrants to purchase 50,000 shares of the Company's Common Stock and preferred stock purchase warrants to purchase 15,000 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 1,500,000 shares of the Company's Common Stock.



(7) Mr. Peery owns 5,000 shares of the Company's First Series A Convertible 5% Preferred Stock which is convertible into 200,000 shares of Common Stock. Also included in the amount are common stock purchase warrants to purchase 50,000 shares of the Company's Common Stock and preferred stock purchase warrants to purchase 15,000 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 1,500,000 shares of the Company's Common Stock.



(8) Mr. Salmon owns 490,000 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants to purchase 50,000 shares of the Company's Common Stock and preferred stock purchase warrants to purchase 11,500 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 1,150,000 shares of the Company's Common Stock.



(9) Mr. Kaemmlein owns common stock purchase warrants to purchase 200,000 shares of the Company's Common Stock. Also included in the amount are preferred stock purchase warrants, held in the name of Software Marketing Company of which Mr. Kaemmlein is sole owner, to purchase 15,000 shares of the Company's Second Series B Convertible Preferred 8% Stock, which is convertible into 1,500,000 shares of the Company Common Stock.



(10) Mr. and Mrs. Klepp jointly own 57,500 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants to purchase 75,400 shares of the Company's Common Stock and preferred stock purchase warrants to purchase 12,500 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 1,250,000 shares of the Company's Common Stock.



(11) Mr. Miller, an officer of the Company, owns 50,000 shares of the Company's Common Stock, and 3,000 shares of the Company's Third Series S Convertible Participating Preferred Stock which is convertible into 300,000 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants to purchase 900,000 shares of the Company's Common Stock. Not included are common stock purchase warrants to purchase 2,000,000 shares of the Company's Common Stock, which are being held by the Company in escrow, subject to Mr. Miller meeting certain job performance goals.



(12) Mr. and Mrs. Zaffaroni jointly own 249,999 shared of the Company's Common Stock. Also included in the amount are preferred stock purchase warrants to purchase 12,200 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 1,220,000 shares of the Company's Common Stock.



(13) Mr. Jensen owns 20,000 shares of the Company's Common Stock. Also, owns preferred stock purchase warrants to purchase 10,500 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 1,050,000 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants to purchase 25,000 shares of the Company's Common Stock.



(14) Mr. and Mrs. Stibor own directly or jointly 250,000 shares of the Company's Common Stock, 5,000 shares of the Company's First Series A Convertible 5% Preferred Stock which is convertible into 200,000 shares of Common Stock. Also included in the amount are common stock purchase warrants to purchase 95,000 shares of the Company's Common Stock and preferred stock purchase warrants to purchase 5,000 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 500,000 shares of the Company's Common Stock.



(15) Mr. Peck, the Company's President and Chief Executive Officer owns common stock purchase warrants to purchase 1,000,000 shares of the Company's Common Stock.



(16) Owned directly by Avonwood Capital Corporation of which Mr. Porter, a Director, is the President, the principal shareholder and sole voting shareholder and of which Mr. Knegendorf, a Director, is a Managing Director, and a shareholder. Includes 3,000 shares of the Company's Third Series S Convertible Participating Preferred Stock which are convertible into 300,000 shares of the Company's Common Stock.
        Includes 15,080 shares of the Company's Fourth Series P Convertible Participating Preferred Stock convertible into 150,800 shares of Common Stock. Also includes common stock purchase warrants to purchase 1,750,000 shares of the Company's Common Stock.



(17) Does not include common stock purchase warrants to purchase in the aggregate 5,419,840 shares of the Company's Common Stock, and warrants to purchase 15,000 shares of the Company's Series B Convertible Preferred 8% Stock which would be convertible into 1,500,000 shares of the Company's Common Stock.


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

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In July of 1993, Mr. George Smith was granted warrants to purchase 1,000,000 shares of the Company's Common Stock for a five year period at an exercise price of $.15 per share. Also in July 1993, 600,000 warrants to purchase the Company's Common Stock for five years at $.15 per share were issued to Mr. Smith and 687,495 warrants were canceled by the Company at prices ranging between $.4375 and $1.00 per share. Mr. Smith is a consultant to the Company at a current fee of $5,000 per month.



                 On May 12, 1995, Avonwood Capital Corporation ("Avonwood") entered into a Letter of Intent and a Management and Consulting Agreement (collectively the "Agreement"). The Agreement requires Avonwood to assist the Company with financial restructuring, corporate finance negotiations, strategic alliance development, corporate consulting and advisory and arranging of capital as required. For their management and consulting services, the Agreement is renewable annually by mutual agreement except in the event that $1,000,000 of capital is raised then there is an automatic 12 month renewable period, Avonwood receives a fee of $100,000 per year accruing quarterly in arrears and payable when the Company has a pre-tax operating profit for any such quarter, provided that the amount to be paid does not exceed the pre-tax operating profit. As a result of Avonwood's assistance in securing capital for the Company and for its assistance in the acquisition of InfoPak, Inc. ("InfoPak") in September, 1995, (a) the Agreement was extended for an additional year, (b) the Company paid Avonwood $25,000 of their accrued consulting fee, and (c) issued Avonwood 500,000 warrants to purchase common stock. As additional compensation for each dollar of capital raised, Avonwood will receive warrants to purchase common stock to a maximum of 1,600,000 of which 1,000,000 warrants have been issued and 250,000 were exercised. The warrants are for a five year term with an exercise price of $.15 per share. Avonwood will also be entitled to a maximum of 5% of any capital raised, net of, fees to third parties.



                 Pursuant to the terms of the Agreement, Avonwood, in May 1995, loaned the Company $50,000 and was issued a 9% unsecured promissory note due in November 1998. In connection with the loan, the Company issued warrants to purchase 500,000 shares of Common Stock at $.10 per share exercisable within three and one-half years from issuance and warrants to purchase 50,000 shares of Common Stock at $.01 per share which have been exercised. In September 1995, the Company repaid the loan.



                 The Agreement provides that at Avonwood's expense, the Company would register up to 1,000,000 shares of Common Stock upon the exercise of any of the warrants. In May 1995, Avonwood exercised warrants to purchase 300,000 shares of Common Stock for $38,000. In August 1995, Avonwood converted these shares of Common Stock into the Company's Series S Convertible Preferred Stock.



                 Avonwood also has a consulting agreement with InfoPak dated
May 13, 1995. Under the terms of the consulting agreement, Avonwood is paid $2,500 per month and is paid a success fee for sales and marketing performances. Pursuant to the terms of the consulting agreement Avonwood will be paid (1) a sum equal to 5% of the incremental gross revenues generated by any relationship which Avonwood introduces to InfoPak, (2) 5% of the incremental gross revenue generated by the successful negotiations between an existing or potential client of InfoPak where Avonwood has been authorized by InfoPak to so become involved, (3) 5% success fee on all negotiations resulting in a cash payment to InfoPak in which Avonwood is involved and (4) 5% of the incremental gross revenue generated by InfoPak benchmarked to the date of the consulting agreement, net of existing relationships but including those existing relationships that InfoPak has given written permission for Avonwood to negotiate. Items (2) and (3) have an infinite life. The term of the agreement is automatically renewable on an annual basis unless canceled by either party in writing at least 60 days prior to the renewal date in May 1996. The consulting agreement also provided that Avonwood received 3% of InfoPak's fully diluted outstanding stock.



                 Mr. James W. Porter, Jr., a Director, is the President, principal and sole voting shareholder of Avonwood Capital Corporation, of which Mr. William A. Knegendorf, a Director, is a Managing Director and a shareholder.



                 Mr. Sean F. Lee has an employment agreement with InfoPak, a wholly owned subsidiary of the Company. The term of the agreement is three years ending in September 1998. Mr. Lee's base compensation is $100,000 per year. Mr. Lee is also entitled to participate in InfoPak's Bonus Plan. The Bonus Plan is set at 10% of InfoPak's pre-tax profits. Fifty percent of the Bonus Plan is set aside for target management compensation. Mr. Lee's target compensation is $300,000 per year and his percentage of the 50% is 62%. The other 50% of the Bonus Plan is set aside for all InfoPak employees, including management. Pursuant to the Agreement, Mr. Lee was appointed to the Company's Board of Directors and the Company is required to nominate Mr. Lee to continue to serve on the Board of Directors during the term of the Agreement. Mr. Lee also received 7,000 shares of the Company's Series P Convertible Preferred
Stock as a signing bonus.    Each share of the Series P Convertible Preferred
Stock is convertible into 10 shares of the Company's Common Stock.



                 In September 1995, Mr. Lee and his spouse as a creditor of InfoPak canceled a promissory note in the amount of $170,039 in exchange for 13,702 shares of the Company's Series P Convertible Preferred Stock. In October 1995, Mr. Lee was granted common stock purchase warrants to purchase 150,000 shares of the Company's common stock. The warrants are for a five year period with an exercise price of $.15 per share.



                 Mr. Lee is a party to an Asset Purchase Agreement dated September 6, 1995, between InfoPak, Mr. Lee and two other executive officers of InfoPak. Pursuant to the terms of the Agreement Mr. Lee and the other InfoPak executives sold certain digital sound device technology to InfoPak in return for a royalty of 3% (1% to each seller) of the net revenue per quarter from any sales of the device. Net revenue is defined in the Agreement to be gross revenues from the sale or license of the technology less returns. The term of the Agreements is the earlier of seventeen years or for the term of any patent that may be issued on the technology.



         Mr. John L. Miller, an officer of the Company, has an agreement with the Company whereby he has been granted 2,000,000 warrants in July 1993 to purchase the Company's common stock at $.15 per share for a five year period and will vest upon the completion of certain technical and production benchmarks. Mr. Miller was also issued 100,000 warrants to purchase the Company's Common Stock in July of 1993 at $.15 per share exercisable over a
five year period.   Additionally, Mr. Miller owns 50,000 shares of the
Company's Common Stock, valued at $.10 per share, which were granted in January of 1995 as a bonus. In August 1995, Mr. Miller converted 300,000 shares of the Company's Common Stock (which were granted in January 1994 in lieu of $30,000 of accrued compensation) into the Company's Series S Participating Convertible Preferred Stock. Mr. Miller's current compensation is $6,000 per month, of which $1,000 is being deferred until the Company has a positive cash flow.



                 Mr. Steven M. Peck was issued warrants to purchase 1,000,000 shares of the Company's Common Stock in September 1995 at an exercise price of $.25 per warrant as a condition of his employment. The term of the warrants is five years. In December 1995, the Company and Mr. Peck entered into an employment agreement. The agreement which is effective January 1, 1996, is for a three year term, with a base salary of $125,000 per year. Such base salary shall be subject to increases by the Board of Directors upon annual review.


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

                          Schedule VI -  Accumulated Depreciation and
                          Amortization of Property and Equipment

                 3.       The following Exhibits are filed herein:


                          Exhibit
                          Number           Description
                          -------          -----------
                          3.1(a)           Certificate of Incorporation and By Laws

                          3.2(b)           Form of Certificate of Designation - Series A Convertible
                                           Preferred Stock

                          3.4(b)           Form of Certificate of Designation - Series B Convertible
                                           Preferred Stock

                          3.4a(c)          Form of Certificate of Designation - Series P Convertible Preferred Stock

                          3.4b(d)          Form of Certificate of Designation - Series S Convertible Preferred Stock

                          3.4c(d)          Form of Certificate of Designation - Series C Convertible Preferred Stock

                          4.1(a)           Warrant Agreement (including form of warrant)

                          10.1(b)          Agreement of lease between 718 Arch Street Associates, Ltd. and registrant made as of
                                           March 1, 1994

                          10.2(b)          Lease between Alden Johnson and Carolyn Johnson and registrant made as of June 1, 1994

                          10.3(c)          Agreement and Plan of Merger By and Among InfoPak, Inc. Certain Shareholders of InfoPak,
                                           Inc.  InfoPak Acquisition Co. and registrant dated September 6, 1995.

                          10.4             Letter of Intent dated May 12, 1995, and Management and Consulting Agreement, dated May
                                           24, 1995, between Avonwood Capital Corporation and the registrant.

                          10.5             Consulting Agreement between Avonwood Capital Corporation and InfoPak, Inc, dated May 13,
                                           1995.

                          10.6             Employment Agreement between Steven M. Peck and the registrant, dated as of January 1,
                                           1996.


                          21.0(d)          Subsidiaries of the registrant

                          27.0(d)          Financial Data Schedule




         B. Reports on Form 8-K filed: September 27, 1995 and as amended November 21, 1995.


                 To report an event under Item 2 regarding the registrants' acquisition of all of the issued and outstanding capital stock of InfoPak, Inc.

--------------------------
(a) Incorporated by reference from the registrants registration statement on Form S-1 (No. 33-24554)

(b) Incorporated by reference from the registrants' Annual Report on Form 10-KSB for the fiscal years ended June 30, 1992, 1993 and 1994.

(c) Incorporated by reference from registrants' Current Report on Form 8-K dated September 27, 1995.


(d)      Previously filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


                                                   DIMENSIONAL VISIONS GROUP, LTD.

DATED: February 6, 1996                            BY:   /s/ George S. Smith
                                                       ----------------------------------------------
                                                            George S. Smith
                                                            Chief Executive Officer
                                                            (for the period ending September 12, 1995)

                                                   BY:   /s/ Steven M. Peck
                                                       -----------------------------------------------
                                                            Steven M. Peck
                                                            Chief Executive Officer
                                                            (from September 13, 1995)



         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                                     Date
   /s/ George S. Smith            Chief Executive Officer (Principle                 February 6, 1996
------------------------------    Executive Officer and Principal
George S. Smith                   Financial Officer for the period
                                  Ending September 12, 1995) and Director

   /s/ Steven M. Peck             Chief Executive Officer, Chief                     February 6, 1996
------------------------------    Financial Officer (Principle Executive
Steven M. Peck                    Officer, Principle Financial Officer
                                  and Principle Accounting Officer)
                                  And Director from September 13, 1995

   /s/ Sean F. Lee                Director                                           February 6, 1996
--------------------------------
Sean F. Lee

  /s/ James W. Porter, Jr.        Director                                           February 6, 1996
----------------------------
James W. Porter, Jr.

/s/ William A. Knegendorf         Director                                           February 6, 1996
-------------------------
William A. Knegendorf

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




                          /s/ GITOMER & BERENHOLZ, P.C.
                          -----------------------------
                          Gitomer & Berenholz, P.C.






Jenkintown, Pennsylvania
September 18, 1995

                        DIMENSIONAL VISIONS GROUP, LTD.
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1995

                          ASSETS
DEFICIENCY
 Current Assets

   Cash and cash equivalents                         $227,972

   Accounts receivable, trade                          18,690


   Inventory                                           26,453

   Prepaid supplies and expenses                       43,361
                                                    ---------
   Total Current Assets                               316,476
                                                    ---------

 Equipment and Leasehold Improvements

   Equipment                                        1,628,028

   Furniture and fixtures                             134,938


   Leasehold Improvements                             109,446
                                                    ---------
                                                    1,872,412

   Less Accumulated Depreciation and Amortization   1,791,049
                                                    ---------
                                                       81,363
                                                    ---------












 Other Assets

   Patent rights and other assets                      53,398
                                                    ---------

   Total Assets                                     $ 451,237
                                                    =========


          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

  Note Payable                                                    $    50,000

  Accounts payable, accrued expenses and other liabilities            404,489
                                                                  -----------





  Total Current Liabilities                                           454,489
                                                                  -----------

Long-Term Debt

  Secured notes                                                     1,837,000

  Accrued interest payable                                            210,741
                                                                  -----------

                                                                    2,047,741
                                                                  -----------
Commitments and contingencies                                               -

Stockholders' Equity

  Preferred stock - $.001 par value, authorized 2,000,000
  shares; issued and outstanding 77,250 shares at June 30,
  1995                                                                     77
  Additional paid-in capital                                          772,423
                                                                      -------
                                                                      772,500

  Common Stock - $.001 par value, authorized - 20,000,000
  shares; Issued and outstanding - 16,936,098                          16,936
  Additional paid-in capital                                       11,881,927
  Deficit                                                         (14,722,356)
                                                                  -----------

  Total stockholders' deficiency                                   (2,050,993)
                                                                  -----------



Total Liabilities and Stockholders Equity                         $   451,237
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
                                                                                 ============                   ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DIMENSIONAL VISIONS GROUP, LTD.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       YEARS ENDED JUNE 30, 1995 AND 1994


                                         Preferred Stock          Common Stock
                                         ---------------          ------------
                                            (Series A          ($.001 Par Value)
                                            ----------         -----------------
                                           Convertible)                               Additional
                                           ------------                                Paid-In
                                        Shares    Amount       Shares     Amount       Capital          Deficit       Total
                                        ------    ------       ------     ------    -------------   ---------------   -----
 Balance, July 1, 1993                 77,250    $772,500   15,461,098   $15,461     $11,616,527    ($12,460,382)    ($55,894)

 Issuance of 2,925,000 warrants to
 outside directors, company executive
 officers and employees to purchase
 2,925,000 shares of the Company's
 common stock @ $.15 per share,
 exercisable over a five year period
 commencing July 1993                       -           -            -         -               -               -            -

 Issuance of 3,900,000 warrants to
 company executive officers and an
 employee to purchase 3,900,000 shares
 of the Company's common stock @ $.15
 per share, such warrants to be held in
 escrow, and when released to be
 exercisable over a five year period
 commencing December 1992
                                            -           -            -         -               -               -            -
 Issuance of 1,070,000 warrants to
 outside consultants to purchase
 1,070,000 shares of the Company's
 common stock @ $.15 per share,
 exercisable over a five year period
 commencing July 1993                       -           -            -         -          15,400               -       15,400


 Retirement of 1,712,495 warrants
 issued to outside directors, a company
 executive officer, a company employee
 and an outside consultant to purchase
 1,712,495 shares of the Company's
 common stock at exercise prices
 ranging from $.4375 to $3.94 per share
                                            -           -            -         -               -               -            -

                        DIMENSIONAL VISIONS GROUP, LTD.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)
                       YEARS ENDED JUNE 30, 1995 AND 1994






                                             Preferred Stock     Common Stock
                                             ---------------     ------------
                                               (Series A        ($.001 Par Value)
                                               - --------       -----------------
                                              Convertible)                            Additional
                                              ------------                              Paid-In
                                            Shares    Amount    Shares     Amount       Capital         Deficit         Total
                                            ------    ------    ------     ------    -------------   -------------      -----

 Issuance of 900,000 shares of the
 Company's common stock in settlement
 of amounts due officers, employees and
 consultants for accrued payroll and
 fees                                           -           -      900,000        900        94,100               -        95,000

 Issuance of 300,000 warrants to a
 company executive officer and an
 outside  consultant to purchase
 300,000 shares of the Company's common
 stock @ $.20 per share exercisable
 over a five year period commencing
 April 1994                                     -           -            -          -             -               -             -

 Net loss                                       -           -            -          -             -    (  1,069,642)  ( 1,069,642)
                                           -----     --------  -----------    -------   -----------    ------------   -----------

                                                                                    -
 Balance, June 30, 1994                    77,250    $772,500   16,361,098    $16,361   $11,726,027    ($13,530,024)  ($1,015,136)
                                           ======    ========  ===========    =======   ===========    ============   ===========






                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        DIMENSIONAL VISIONS GROUP, LTD.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)
                       YEARS ENDED JUNE 30, 1995 AND 1994



                                     Preferred Stock       Common Stock
                                     ---------------       ------------
                                        (Series A        ($.001 Par Value)
                                        ---------        -----------------
                                       Convertible)                           Additional
                                       ------------                             Paid-In
                                  Shares     Amount     Shares       Amount     Capital         Deficit          Total
                                  ------     ------     ------       ------   ------------  ---------------      -----
 Balance, July 1, 1994            77,250     $772,500   16,361,098   $16,361  $11,726,027  ($13,530,024)       ($1,015,136)

 Issuance of 165,000 shares of
 the Company's common stock in
 bonuses to certain
 officers/employees/directors
 of the Company                        -            -      165,000       165       16,335             -             16,500

 Exercise of 110,000 warrants
 to purchase 110,000 shares of
 the Company's common stock @
 $.01 per share                        -            -      110,000       110          990             -              1,100

 Issuance of 37,500 warrants to
 purchase 37,500 shares of the
 Company's common stock @ $.15
 per share for a five year
 period commencing April, 1995
 for consulting services
 rendered to the Company               -            -            -         -        3,375             -              3,375


 Issuance of 500,000 warrants
 to purchase 500,000 shares of
 the Company's common stock @
 $.10 per share for a three and
 half year period commencing
 May 1995                              -            -            -         -       60,000             -             60,000

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


NOTE 5 LONG TERM DEBT (CONTINUED)


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


      The fair value of common stock and warrants issued in non cash transactions were priced in relationship to the $.10 per share price at which the Secured Note Holders could ultimately convert their holdings to common stock (see Note 5). The warrants issued to Avonwood Capital Corporation were based on a valuation provided by an independent third party.


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
                              ==========            =======              ======               =====           ==========


(1) Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the related assets as follows:

Equipment                                           5-7 years
Furniture & Fixtures                                5 years
Leasehold improvements               Term of initial operating lease (5 years)

                                                                     SCHEDULE VI

                        DIMENSIONAL VISIONS GROUP, LTD.
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT


         ---------------     ---------------     ---------------     ---------------     ---------------     ---------------
             Column A            Column B            Column C           Column D            Column E            Column F
         ---------------     ---------------     ---------------     ---------------     ---------------     ---------------
                                Balance at                                                Other
                                Beginning         Additions at                            Changes -           Balance at End
         Classification         of Period         Cost                 Retirements        Add (Deduct)        of Period
         ---------------     ---------------     ---------------     ---------------     ---------------     ---------------

 Year Ended June 30, 1995
 ------------------------
   Equipment                   $1,426,715           $137,720            $4,705              $  -               $1,559,730
   Furniture and fixtures         110,632             11,801              -                                       122,433
   Leasehold improvements         107,916                970              -                    -                  108,886
                               ----------           --------            ------              ------             ----------
                               $1,645,263           $150,491            $4,705              $  -               $1,791,049
                               ==========           ========            ======              ======             ==========

 Year Ended June 30, 1994
 ------------------------
   Equipment                   $1,134,545           $300,798            $8,604               ($24)             $1,426,715
   Furniture & Fixtures            88,051             22,557               -                   24                 110,632
   Leasehold Improvements          90,574             18,342               -                   -                  107,916
                               ----------           --------            ------               -----             ----------
                               $1,312,170           $341,697            $8,604               $ -               $1,645,263
                               ==========           ========            ======               =====             ==========

                               INDEX TO EXHIBITS


Description                                                 Exhibit No.
-----------                                                 -----------
10.4     Letter of Intent, dated May 12, 1995 and                   1
         Management and Consulting Agreement,
         dated may 24, 1995, between Avonwood
         Capital Corporation and the registrant.



10.5     Consulting Agreement between Avonwood                      2
         Capital and InfoPak, Inc., dated May 13,
         1995.



10.6     Employment Agreement between Steven M.                     3
         Peck and registrant, dated January 1, 1996.