Form 10QSB/A
period 1995-09-30
DIMENSIONAL VISIONS GROUP LTD
filed 1996-02-07
CIK 836809

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1995
                                ----------------------------------------------

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission file number                              1-10196
                       -------------------------------------------------------

                          Dimensional Visions Group, Ltd.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Delaware                                   23-2517953
-----------------------------------              ------------------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)

               718 Arch Street, Suite 202N, Philadelphia, PA 19106
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (215)440-7791
------------------------------------------------------------------------------
                          (Issuer's telephone number)

------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  [X]   No [ ].

As of November 13, 1995, the number of shares of Common Stock issued and outstanding was 17,601,098.

                        DIMENSIONAL VISIONS GROUP, LTD.

                                     INDEX



                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets - September 30, 1995
             and June 30, 1995 ..............................................................................    1

           Consolidated Condensed Statements of Operations - For the three
             months ended September 30, 1995 and 1994 .......................................................    2

           Consolidated Condensed Statements of Cash Flows - For the three
             months ended September 30, 1995 and 1994........................................................    3

           Notes to Consolidated Condensed Financial Statements..............................................    4

         Item  2.  Management's Discussion and analysis of Financial Conditions
                   and Results of Operations.................................................................   14


PART II - OTHER INFORMATION
         Item 1.   Legal Proceedings.........................................................................   16
         Item 2.   Changes in Securities.....................................................................   N/A
         Item 3.   Defaults Upon Senior Securities...........................................................   N/A
         Item 4.   Submission of Matters to a Vote of Security Holders.......................................   N/A
         Item 5.   Other Information.........................................................................   N/A
         Item 6.   Exhibits and Reports on Form 8-K..........................................................   17

SIGNATURES...................................................................................................   18

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

       DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                       September 30,      June 30,
                                            1995            1995
                                        ----------      ----------
                                       (Unaudited)
Current assets
   Cash and cash equivalents            $  948,547      $  227,972
   Accounts receivable, trade              233,539          18,690
   Inventory                               136,685          26,453
   Prepaid supplies and expenses             8,743          43,361
                                        ----------      ----------
Total current assets                     1,327,511         316,476
                                        ----------      ----------
Equipment and leasehold improvements
   Equipment                             1,862,830       1,628,028
   Furniture and fixtures                  136,932         134,938
   Leasehold improvements                  109,446         109,446
                                        ----------      ----------
                                         2,109,208       1,872,412
   Less accumulated depreciation and
     amortization                        1,998,336       1,791,049
                                        ----------      ----------
Net equipment and leasehold improvement    110,872          81,363
                                        ----------      ----------
Other assets
   Goodwill, net of accumulated
    amortization of $8,550               1,017,584               -
   Deferred compensation and
    consulting costs                        68,090               -
Patent rights, and other assets             53,519          53,398
                                        ----------      ----------
Total other assets                       1,139,193          53,398
                                        ----------      ----------
Total assets                            $2,577,576      $  451,237
                                        ==========      ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                        September 30,    June 30,
                                           1995            1995
                                       -----------    -----------
                                         (Unaudited)
 Current liabilities
    Note payable                       $         -    $    50,000
    Current portion of long-term debt      470,000
    Accounts payable, accrued
     expenses and other liabilities        779,466        404,489
                                       -----------    -----------
 Total current liabilities               1,249,466        454,489
                                       -----------    -----------
 Long term debt
    Secured notes                        1,512,000      1,837,000
    Accrued interest                       162,135        210,741
                                       -----------    -----------
                                         1,674,135      2,047,741
                                       -----------    -----------
 Commitments and contingencies                   -              -
                                       -----------    -----------
 Stockholders' equity (deficiency)
   Preferred stock - $001 par
    value, authorized - 2,000,000
    shares; issued and
    outstanding - 638,279 shares
    at September 30, 1995, and
    77,250 shares at June 30, 1995             638             77
      Additional paid in capital         2,374,558        772,423
                                       -----------    -----------
                                         2,375,197        772,500
   Common stock - $001 par value,
     authorized - 20,000,000
     shares issued and outstanding
     - 17,601,098 shares at
     September 30, 1995;
     16,936,098 shares at June 30, 1995     17,601         16,936
   Additional paid-in capital           12,426,552     11,881,927
   Deficit                             (15,165,375)   (14,722,356)
                                       -----------    -----------
 Total stockholders' equity
  (deficiency)                            (346,025)    (2,050,993)
                                       -----------    -----------
 Total liabilities and
  stockholders' equity                 $ 2,577,576    $   451,237
                                       ===========    ===========

See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                 Three Months Ended September 30,
                                                                 -------------------------------
                                                                    1995                1994
                                                                 ----------           ----------
Operating revenue                                                $  213,036           $   14,124

Cost of Sales                                                       159,416               17,599
                                                                 ----------           ----------

Gross profit (loss)                                                  53,620               (3,475)

Operating expenses

   Engineering and development costs                                 59,538              107,725

   Marketing expenses                                                54,707               34,021

   General and administrative expenses                              327,740              107,779
                                                                 ----------           ----------
Total operating expenses                                            441,985              108,779
                                                                 ----------           ----------
Loss before other income (expenses)                                (388,365)            (254,000)
                                                                 ----------           ----------
Other income (expenses)

   Interest expense                                                 (50,615)             (30,001)

   Interest income                                                    2,512                  338

   Gain on sale or abandonment of equipment                           2,000                2,411

   Amortization of Goodwill                                          (8,550)                  -
                                                                 ----------           ----------
                                                                    (54,653)             (27,252)
                                                                 ----------           ----------
Net loss                                                          $(443,018)           $(281,252)
                                                                 ----------           ----------

Net loss per share of common stock                                    ($.03)               ($.02)
                                                                     ======               ======
Weighted average shares of common stock outstanding              16,955,609           16,361,098
                                                                 ==========           ==========





           See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATE STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Three Months Ended September 30,
                                                              --------------------------------

                                                                 1995              1994
                                                                 ----              ----
Cash flows from operating activities

   Net loss                                                     $ (443,018)       $ (281,252)

   Total adjustments to reconcile net loss to net cash
     used in operating activities                                  119,257           102,687
                                                              ------------      ------------

    Net cash used in operating activities                         (323,761)         (178,565)
                                                               -----------       -----------

Cash flows from investing activities

   Cash acquired in acquisition                                    275,632

   Proceeds from sale of equipment                                   2,000             3,108

   Property and equipment and progress payments
    on equipment under construction                                 (4,096)             (531)
                                                               -----------       -----------

Net cash provided by investing activities                          273,536             2,577
                                                                ----------        ----------
Cash flows from financing activities

Proceeds from long-term borrowing                                  145,000           112,000

Sale of common stock, net of offering cost of $75,000              675,000             -

Exercise of warrants to purchase common stock                          800             -

Payment of note                                                    (50,000)            -
                                                               -----------   ---------------


Net cash provided by financing activities                          770,800           112,000
                                                                ----------        ----------

Net increase (decrease) in cash and cash equivalents               720,575           (63,988)

Cash and cash equivalents, beginning                               227,972           118,034
                                                                ----------         ---------
Cash and cash equivalents, ending                                 $948,547           $54,046
                                                                ==========        ==========

Supplemental disclosures of cash flow information
   Cash paid during the period for:
        Interest paid                                             $   -           $   -
                                                                 ==========       ==========


Supplemental disclosure of non-cash investing and financing activities

    800,000 shares of the Company's Common Stock was issued as a result of the conversion of 20,000 shares of Series A Convertible Preferred Stock valued at $200,000.

    The Company acquired all of the outstanding Common Stock of InfoPak, Inc. In exchange for 500,000 shares of Series P Convertible Preferred Stock valued at $1,250,000, the cancellation of debt to certain shareholders of InfoPak, Inc. in exchange for 31,379 Series P Convertible Preferred shares valued at $78,448. The Company acquired assets valued at $442,769, (including cash of $275,632), and the assumption of liabilities of $103,590. In addition, certain employees under contract and a consultant received 17,500 shares of Series P Convertible Preferred Stock valued at $43,750 as a signing bonus.

    In connection with the sale of 3,000,000 shares of the Company's Common Stock, certain stockholders, consisting mainly of officers and directors, surrendered 3,215,000 of the Company's common stock in exchange for 32,150 shares of Series S Preferred Stock.

    The Company issued 1,000,000 warrants to the Chief Executive Officer and 500,000 warrants to the financial consultant to the Company to purchase the Company's Common Stock at $0.25 and $0.15, respectively. The warrants issued to the financial consultant were valued at $100,000, and was expensed. In addition, in connection with the sale of the 3,000,000 shares of the Company's Common Stock for $675,000 net of commissions, an additional 1,250,000 of warrants to purchase the Company's Common Stock ($750,000 at $0.15 and $500,000 at $0.50).

           See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1995

NOTE 1   BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1995 balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB/A-1 for the fiscal years ended June 30, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 1996.

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

         The Company has financed its development through the sale of its securities, loans and sale of surplus equipment and by certain employees and consultants deferring their compensation. The Company has had limited sales of its product since July of 1994.

         On September 12, 1995, the Company, through a wholly-owned subsidiary, acquired all the outstanding capital stock of InfoPak, Inc. ("InfoPak"), located in Phoenix, Arizona. InfoPak manufactures and markets hardware and software information and method products and programs. References herein to the "Company" include Dimensional Visions Group, Ltd. and its wholly-owned subsidiaries.

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1995, the Company had working capital of $78,045, compared with a working capital deficiency of $138,013 on June 30, 1995. During the period ended September 30, 1995, the Company raised $145,000 through the sale of its promissory notes, $675,000 in a private placement of its Common Stock net of offering costs of $75,000 and the issuance of 1,250,000 warrants to purchase the Company's Common Stock, at $.15 per share (750,000 shares) and $.50 per share (500,000 shares), and the exercise of 80,000 warrants to purchase the Company's Common Stock at $.01 per share ($800). The Company's selling and marketing efforts have been limited due to inadequate funding.

         The Company has incurred losses since inception of $15,165,375. Unless the Company can (1) successfully market its products, (2) obtain such capital contributions or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately operate profitably, the Company may be unable to continue as a going concern.

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

         CONSOLIDATION POLICY

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, InfoPak, Inc., DVG Plastics, Inc., Digital Dimensions, Inc. and DV3D Images, Inc. The latter three subsidiaries are inactive companies. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         PATENT RIGHTS (CONTINUED)

         that the costs of patent rights and/or acquired technology are abandoned, the write off will be charged to expense in the period the determination is made to abandon them.

         GOODWILL

         Goodwill of $1,026,134 was incurred by the Company as a result of its acquisition of InfoPak on September 12, 1995 and is being amortized on a straight-line basis over 5 years.

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

NOTE 3   ACQUISITION

         On September 12, 1995, the Company acquired all the outstanding common stock of InfoPak, Inc. in exchange for 500,000 shares of Series P Convertible Preferred stock valued at $1,250,000. The Company has accounted for this transaction as a purchase and accordingly, the acquisition resulted is the Company recording goodwill of $1,026,134, which will be amortized over five years. The fair value of the assets acquired was $442,769, which included $275,632 of cash, and the assumption of liabilities of $103,590. In addition, certain employees under contract and a consultant received 17,500 shares of Series P Convertible Preferred Stock valued at $43,750 as a signing bonus. The bonus will be amortized over the two year term of the contracts.

         Notes payable and related accrued interest to certain shareholders of InfoPak, Inc. were cancelled and the Company issued 31,379 shares of Series P Convertible Preferred stock valued at $78,448, in exchange for the cancellation of debt. Each share of Series P Convertible Preferred Stock is convertible into 10 shares of common stock (5,488,790 shares of common stock) .

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

         On April 25, 1995, substantially all of the long term 10% Secured Note holders agreed to defer all interest payments until the 10% Secured Notes mature beginning in fiscal year 1996 or, upon the consummation of long term financing and/or a strategic partner relationship, to convert the 10% Secured Notes into 8% Series "B" Preferred stock through the exercise of the Series B Redeemable warrants and to convert accrued interest into Series C Preferred Stock. The consummation of this financing and a strategic partner relationship occurred on September 12, 1995 (see Note 8).

         The annual maturity on long term debt is as follows:

                      Year Ending June 30,              Amount
                      --------------------            ----------
                              1996                    $  470,000
                              1997                       635,000
                              1998                       732,000
                              1999                       145,000
                                                      ----------
                                                      $1,982,000
                                                      ==========

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

         As of September 30, 1995, there are 638,279 shares of Convertible Preferred Stock outstanding which can be converted to 10,993,790 shares of common stock (see notes 6 and 8).

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

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1995



NOTE 6   PREFERRED STOCK

         The Company has authorized 2,000,000 shares of $.001 par value per share Preferred stock, of which the following were issued and outstanding:

                                                                               Outstanding
                                                                 ---------------------------------------
                                              Authorized         September 30, 1995        June 30, 1995
                                              ----------         ------------------        -------------
                 Series A Preferred              100,000               57,250                 77,250
                 Series B Preferred              200,000                  --                     --
                 Series C Preferred            1,000,000                  --                     --
                 Series P Preferred              600,000              548,879                    --
                 Series S Preferred               50,000               32,150                    --
                                               ---------              -------                 ------
                   Total Preferred Stock       1,950,000              638,279                 77,250
                                               =========              =======                 ======


         The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 40 shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, have been accumulated on June 30 each year but have not been declared (See Note 6).

         The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred"), is convertible at the rate of 100 shares of common stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum.

         The Company's Series C Convertible Preferred Stock ("Series C Preferred"), is convertible at a rate of 10 shares of common stock per share of Series C Preferred. Such shares were authorized during October 1995.

         The Company's Series P Convertible Preferred Stock ("Series P Preferred"), is convertible at a rate of 10 shares of common stock for each share of Series P Preferred. The fair market value of the 548,879 shares of Series P Preferred Stock issued relating to the merger, debt cancellation and signing bonuses to certain employees and a consultant, was valued at $1,372,198 ($2.50 per share) based upon the price at which the Company was able to sell 3,000,000 shares of its Common Stock on September 5, 1995 through a Regulation S offering which was $0.25 per share.

         The Company's Series S Convertible Preferred Stock ("Series S Preferred"), is convertible at the rate of 100 shares of common stock for each share of Series S Preferred.

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

                 Year Ending June 30                       Annual Rental Amount
                 -------------------                       --------------------
                          1996                                   $ 42,900 (remaining rent for fiscal 1995)
                          1997                                     60,800
                          1998                                     62,200
                          1999                                     42,100
                                                                 --------
                                                                 $209,650
                                                                 ========

         Rent expense was approximately $31,922 and $22,000 for the 3 months ended September 30, 1995 and 1994, respectively.

         The Company has not declared dividends on its Series A Preferred stock. The dividends are payable based on the total cash paid for the Series A Preferred Stock at 5%. The cumulative dividend in arrears on the paid-in amount through June 30, 1995 is $151,750, and through September 30, 1995, is $111,750 as a result of the conversion to common stock of 20,000 shares of Series A Preferred stock on August 24, 1995.

         Dimensional Visions Group, Ltd. has outstanding employment and consulting contracts that expire through June 30, 1999, as follows:

                   Year Ending June 30                            Amount
                   -------------------                           --------
                          1996                                   $103,000 (remaining for fiscal year 1996)
                          1997                                    244,000
                          1998                                    144,000
                          1999                                    144,000
                                                                 --------
                                                                 $635,000
                                                                 ========

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

         The Company's major distributor of its DV3D(TM) product, under the terms of its distribution agreements which expire on February 1, 1996 and January 14, 1997, is to receive up to 2,000,000 warrants to purchase the company's Common Stock based on a percentage of the distributor's purchase price of DV3D(TM) product. The warrants, with a two year term from their vesting date, are to be priced at the market value of the Company's Common Stock on the date of vesting. As of September 30, 1995, warrant for 2,646 shares have been earned but not vested.

NOTE 8   SUBSEQUENT EVENTS

         On October 1, 1995, the holders of $1,757,000 of the $1,982,000 of principal amount of the outstanding 10% Secured Notes used their notes to exercise their Series B Warrants to purchase 175,700 shares of Series B Preferred stock. In addition these same holders converted $228,760 of the $263,185 interest due on the 10% Secured Notes into 22,876 shares of Series C Preferred stock.

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

                                                                                       September 30, 1995
                                                                             -------------------------------------
                                                                                   Actual         Pro forma
                                                                                   ------         ---------
         Current liabilities
            Accounts payable, accrued expenses and other liabilities           $   779,466        $ 712,841
            Current portion long term debt                                         470,000                -
         Long term debt
            Secured notes payable                                                1,512,000           75,000
            Unsecured notes payable                                                      -          150,000
            Accrued interest                                                       162,135                -
                                                                               -----------        ---------
         Total liabilities                                                       2,923,601          937,841
                                                                               -----------        ---------
         Preferred stock                                                               638              837
         Additional paid-in capital                                              2,374,559        4,360,120
                                                                               -----------        ---------
                                                                                 2,375,197        4,360,957
         Common stock                                                               17,601           17,601
         Additional paid-in capital                                             12,454,902       12,454,902
         Deficit                                                               (15,165,375)     (15,165,375)
                                                                               -----------      -----------
         Total stockholders equity (deficiency)                                   (317,675)       1,668,085
                                                                               -----------      -----------

         Total liabilities and stockholders
           equity (deficiency)                                                 $ 2,605,926      $ 2,605,926
                                                                               ===========      ===========

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1995


NOTE 9.  AMENDED FINANCIAL STATEMENTS

         The Company has re-evaluated the fair value of the Series P Preferred Stock issued relating to the merger, debt cancellation and signing bonuses (see Note 6). Accordingly, upon further evaluation the Company determined the fair value of the shares issued should be based upon the price at which the Company was able to sell a block of 3,000,000 shares of common stock on September 5, 1995, through a Regulation S Offering which was $.25 per share of Common Stock. In addition, certain warrants issued during the quarter ended September 30, 1995 were also re-valued based upon a $.25 per share fair value. The impact on the September 30, 1995 financial statements are as follows:



                                                                  September 30, 1995
                                                      ----------------------------------------------
                                                      As originally reported               Restated
                                                      ----------------------              ----------
         Balance Sheet
         -------------
          Goodwill                                       $   2,638,432                  $  1,026,134
          Accumulated amortization of goodwill                 (21,986)                       (8,550)
          Deferred compensation and
            consulting costs                                   510,889                        68,090
          Patent rights, and other assets                       81,869                        53,519
          Total assets                                       4,647,587                     2,577,576
          Preferred stock                                    3,987,495                     2,375,197
          Additional paid-in capital                        12,812,412                    12,426,552
          Deficit                                          (15,093,522)                  (15,165,375)
          Total stockholders' equity (deficiency)            1,723,986                      (346,025)

         Statement of operations
         -----------------------

           General and administrative expenses                 242,451                       327,740
           Amortization of goodwill                             21,986                         8,550
           Net loss                                            371,166                       443,018
           Net loss per share of common stock                    ($.02)                        ($.03)

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1995



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         During the three months ended September 30, 1995 the net loss was $443,018 compared to a net loss of $281,252 for the three months ended September 30, 1994. During the three month period ended September 30, 1995, the Company had revenues of $213,036 and gross profit of $53,620, compared to revenues of $14,124 and a gross loss of ($3,475) for the comparable period.

         InfoPak, from September 12, the date of acquisition, to September 30, 1995, accounted for $198,376 of the Company's revenues and $85,401 of the gross profit for the period ended September 30, 1995. InfoPak was not included with the Company's results for the quarter ended September 30, 1994.

         In the third quarter of fiscal year 1995, the Company delivered to a major producer of graphic arts consumer products, a variety of DV3D(TM) print products for test marketing. The tests were completed in the first quarter of fiscal year 1996, and the Company has subsequently received through its major distributer two commercial orders for these DV3D(TM) print products. The first orders totalling $14,660 were delivered in September 1995, and accounted for all of DV3D(TM) sales in the three months ended September 30, 1995. The second order of approximately $225,000 was delivered in November 1995. The Company anticipates further orders from this distributor.

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

         Operating expenses were $441,985 for the three months ended September 30, 1995 compared to $250,525 for the three months ended September 30, 1994. InfoPak's operating expense was $40,230 for the September 30, 1995 period. Engineering and development, marketing and general administrative costs were $59,538, $54,707, and $327,740, respectively for the quarter ended September 30, 1995, compared to $107,725, $34,021, and $108,779 for the quarter ended September 30, 1994. The $48,187 decline (45%) in engineering and development is primarily a result of the Company having substantially completed the engineering of its DV3D(TM) print product. Marketing costs increased $9,370 (27.5%) as a result of the Company's increased efforts supporting its DV3D(TM) print product. General administration expense increased 201% due primarily to professional fees including (i) approximately $139,000 to Avonwood, (ii) approximately $35,000 for legal and audit fees, (iii) approximately $28,500 in increased administrative salaries and expenses, and (iv) approximately $7,500 of increased accounting costs incurred during the period.

         Interest expense increased due to the $145,000 of additional outstanding 10% Secured Notes, while interest income increased with the short-term investments of the proceeds of the $675,000 sale of common stock. Amortization of the goodwill incurred in the acquisition of InfoPak was $8,850 for the quarter ended September 30, 1995.

         InfoPak, which was acquired by the Company on September 12, 1995, was founded in 1992. InfoPak has developed a system that allows those who use large and cumbersome printed data material an electronic alternative which is easier to use and instantly updateable. The InfoPak(TM) Information System ("InfoPak System"(TM)) was designed to manage voluminous databases that change often and to distribute information to remote locations.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (Continued)

         InfoPak currently produces and markets the InfoPak System(TM) to the residential real estate agent marketplace as the InfoPak Portable MLS(TM). The Portable MLS(TM) is currently the only product being sold. The Portable MLS(TM) product was marketed through four distributors. The MLS product has not generated revenues as expected by InfoPak, nor does InfoPak have any backorders for its product at this time. InfoPak has been unable to successfully renegotiate its present distribution/marketing agreement with its major distributor, and has provided 30 day notice on December 19, 1995, to the major distributor of termination of their Distribution Agreements for failure to comply with its terms. The distributor has brought a legal action seeking a preliminary injunction against InfoPak (see "Legal Proceedings"). InfoPak's revenues for the nine months ended September 30, 1995 was approximately $775,000, of which approximately $577,000 was to that distributor. A third party has acquired one of the less significant distributors which, should lead to increased sales for InfoPak. These sales are anticipated to offset, substantially, the loss of sales to the major distributor. However, no assurances can be given that the anticipated revenues will be achieved.

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

         The Company's current financial position continues to be precarious even though the Company was successful in the recent raising of $675,000. The Company will need additional funding in order to maintain operations and in order to extend the product line and increase the production capacity for its print products. The Company has been funding its operations by selling its securities in private placements, short-term borrowing, sales, and accruing compensation to certain employees and consultants. The Company is currently in discussion with third parties on raising additional funds. The amount of third party funding will depend to some extent on the Company's revenues and cash flow from operations. No assurance can be given
         that the Company   will   be  able  to  obtain the  additional   funds
         necessary  to  maintain  its  existing

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1995



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES (Continued)


         operations. In the event the Company is not able to secure sufficient funds on a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations or may seek protection under the federal bankruptcy laws.

         PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December 1995, the Company's wholly-owned subsidiary, InfoPak, Inc., was named as a defendant in a legal proceeding.

         The action was brought by First Portland Corporation in the Superior Court of Arizona, Maricopa County. The action sought a temporary restraining order to restrain InfoPak, Inc. from distributing its products in markets where the plaintiff claims to maintain distribution rights pursuant to certain agreements. The order was granted ex parte on December 7, 1995 and lifted on December 11, 1995. A preliminary injunction hearing has been scheduled for April, 1996.

         The parties are trying to resolve their differences through negotiations, however, no assurance can be given that such negotiations will product an amicable solution.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On September 27, 1995, the Company filed a current report on Form 8-K to report on event under Item 2 regarding the Company's acquisition of all the issued and outstanding capital stock of InfoPak, Inc.

         On November 22, 1995, the Company filed an amended Form 8-K which included the required financial statements in support of the Form 8-K filed on September 27, 1995.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         DIMENSIONAL VISIONS GROUP, LTD.


         Date: February 6, 1996          /s/        George S. Smith
                                         -------------------------------------
                                         George S. Smith, Chairman
                                         (Chief Executive Officer and
                                         Chief Financial Officer
                                         For the period ending September
                                         12, 1995)



                                         /s/         Steven M. Peck
                                         --------------------------------------
                                         Steven M. Peck, President and
                                         Chief Executive Officer
                                         From September 13, 1995 forward