Form 10QSB
period 1995-12-31
DIMENSIONAL VISIONS GROUP LTD
filed 1996-02-14
CIK 836809

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 1995
                               -------------------------------------
/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------------

                        Commission file number 1-10196
                                               -------

                       Dimensional Visions Group, Ltd.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Delaware                                    23-2517953
--------------------------------------          ----------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

                718 Arch Street, Suite 202N, Philadelphia, PA 19106
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (215)440-7791
-----------------------------------------------------------------------------
                          (Issuer's telephone number)

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
      X      No
------------    -----------.

As of January 30, 1996, the number of shares of Common Stock issued and outstanding was 17,966,098.

                        DIMENSIONAL VISIONS GROUP, LTD.

                                     INDEX

                                                                                                     Page
                                                                                                     Number
                                                                                                     ------
PART I - FINANCIAL INFORMATION
      Item 1.  Financial Statements
      Consolidated Condensed Balance Sheets - December 31, 1995
      and June 30, 1995............................................................................    1

      Consolidated Condensed Statements of Operations - For the three and six
      months ended December 31, 1995 and 1994 .....................................................    2

      Consolidated Condensed Statements of Cash Flows - For the six
      months ended December 31, 1995 and 1994......................................................    3

      Notes to Consolidated Condensed Financial Statements..........................................   4

      Item  2.  Management's Discussion and analysis of Financial Conditions
      and Results of Operations.....................................................................   13


PART II - OTHER INFORMATION
      Item 1.   Legal Proceedings...................................................................   15
      Item 2.   Changes in Securities...............................................................   N/A
      Item 3.   Defaults Upon Senior Securities.....................................................   N/A
      Item 4.   Submission of Matters to a Vote of Security Holders.................................   N/A
      Item 5.   Other Information...................................................................   N/A
      Item 6.   Exhibits and Reports on Form 8-K....................................................   N/A

      SIGNATURES....................................................................................   16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                       ASSETS                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                              December 31,    June 30,                                                    December 31,   June 30,
                                 1995           1995                                                         1995          1995
                                 ----           ----                                                         ----          ----
                              (Unaudited)                                                                 (Unaudited)
Current assets                                          Current liabilities

 Cash and cash equivalents     $ 490,947     $ 227,972    Note payable                                      $ 35,264     $ 50,000

 Accounts receivable, trade       37,339        18,690    Accounts payable, accrued expenses and other
                                                           liabilities                                       528,215      404,489
                                                                                                             -------      -------

 Inventory                       124,765        26,453   Total current liabilities                           563,479      454,489

 Prepaid supplies and
  expenses                        25,634        43,361   Long term debt
                                --------   -----------
Total current assets             678,685       316,476    Secured notes                                       75,000    1,837,000
                                 -------       -------
                                                          Unsecured notes                                    150,000         -

Equipment and leasehold                                   Accrued interest                                     -          210,741
 improvements                                                                                             ----------      -------


Equipment                      1,883,024     1,628,028   Total liabilities                                   788,479    2,502,230
                                                                                                          ----------    ---------

Furniture and fixtures           142,450       134,938   Commitments and contingencies                         -            -

Leasehold improvements           109,446       109,446   Stockholders' equity (deficiency)
                                 -------    ----------

                               2,134,920     1,872,412   Preferred stock - $001 par value, authorized
                                                          - 2,000,000 shares; issued and outstanding -
                                                          836,855 shares at December 31, 1995, and
                               2,019,057     1,791,049    77,250 shares at June 30, 1995                         837           77
                               ---------     ---------
Less accumulated
 depreciation and
 amortization

Net equipment and leasehold      115,863        81,363   Additional paid-in capital                        4,307,621      772,423
 improvement                     -------   -----------                                                     ---------    ---------
                                                                                                           4,308,458      772,500

Other assets                                             Common stock - $001 par value, authorized
                                                          - 20,000,000 shares issued and outstanding -
 Goodwill, net of accumulated     966,277         -       17,701,098 shares at December 31, 1995;
  amortization of $59,604                                 16,936,098 shares at June 30, 1995                  17,701       16,936

 Deferred compensation and         67,081      668,161   Additional paid-in capital                       12,487,462   11,881,927
  consulting costs

 Patent right, and other assets    45,860       53,398   Deficit                                         (15,728,334) (14,722,356)
                                   ------     --------                                                  ------------  ------------

Total other assets              1,079,218       53,398   Total stockholders' equity (deficiency)           1,085,287   (2,050,993)
                                ---------       ------                                                     ---------   -----------

Total assets                   $1,873,766     $451,237   Total liabilities and stockholders' equity      $1,873,766    $  451,237
                               ==========     ========                                                   ==========    ==========


           See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                            Three Months Ended December 31,         Six Months Ended December 31,
                                            -------------------------------         -----------------------------

                                                      1995              1994           1995              1994
                                                      ----              ----           ----              ----
Operating revenue                                 $309,389           $48,521       $522,425           $62,645

Cost of Sales                                      226,824            63,990        386,285            81,589
                                                   -------            ------        -------            ------

Gross profit (loss)                                 82,565          (15,469)        136,140          (18,944)

Operating expenses

   Engineering and development costs               116,319            62,044        175,857           169,769

   Marketing expenses                               68,780            27,116        123,487            61,137

   General and administrative expenses             409,763            94,135        737,503           202,914
                                                   -------            ------        -------           -------

Total operating expenses                           594,862           183,295      1,036,847           433,820
                                                   -------           -------      ---------           -------
Loss before other income (expenses)              (512,342)         (198,764)      (900,707)         (452,764)
                                                 ---------         ---------      ---------         ---------

Other income (expenses)

   Interest expense                                (4,469)          (33,679)       (55,084)          (63,680)

   Interest income                                   5,159               379          7,671               735

   Gain on sale or abandonment of                     -                -              2,000             2,411
     equipment

   Amoritization of Goodwill                      (51,308)             -           (59,858)              -
                                                  --------        ----------       --------        ----------

                                                  (50,618)          (33,300)      (105,271)          (60,534)
                                                  --------          --------      ---------          --------
Net loss                                        ($562,915)        ($232,064)   ($1,005,978)        ($513,298)
                                                ----------        ----------   ------------        ----------

Net loss per share of common stock                  ($.03)            ($.01)         ($.06)            ($.03)
                                                    ======            ======         ------            ------

Weighted average shares of common               17,629,098        16,361,098     17,290,853        16,361,098
  stock outstanding                             ==========        ==========     ==========        ==========



           See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATE STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Six Months Ended December 31,
                                                                 -----------------------------

Cash flows from operating activities                                     1995              1994
                                                                         ----              ----
     Net loss                                                   ($ 1,005,978)       ($ 513,298)

     Total adjustments to reconcile net loss to net cash
        used in operating activities                                  250,243           192,871
                                                                -------------     -------------

Net cash used in operating activities                               (755,735)         (320,427)
                                                                 ------------      ------------
Cash flows from investing activities

     Cash acquired in acquisition                                     275,632

     Proceeds from sale of equipment                                    2,000             3,108

     Advances to employees                                              -               (2,400)

     Property and equipment and progress payments                    (30,722)           (1,844)
       on equipment under construction                          -------------     -------------

Net cash provided by investing activities                             246,910           (1,136)
                                                                 ------------     -------------
Cash flows from financing activities

     Proceeds from long-term borrowing                                145,000           347,000

     Sale of common stock, net of offering cost of
           $75,000                                                    675,000           -

     Exercise of warrants to purchase common stock                      1,800           -

     Payment of note                                                 (50,000)           -
                                                                  -----------     -------------

Net cash provided by financing activities                             771,800           347,000
                                                                   ----------        ----------

Net increase in cash and cash equivalents                             262,975            25,437

Cash and cash equivalents, beginning                                  227,972           118,034
                                                                   ----------         ---------

Cash and cash equivalents, ending                               $     490,947    $      143,471
                                                                 ============     =============

Supplemental disclosures of cash flow information
   Cash paid during the period for:
        Interest paid                                           $       -        $        -
                                                                 ============     =============


Supplemental disclosure of non-cash investing and financing activities

   800,000 shares of the Company's Common Stock was issued as a result of the conversion of 20,000 shares of Series A Convertible Preferred Stock valued at $200,000. In connection with the sale of 3,000,000 shares of the Company's Common Stock, certain stockholders, consisting mainly of officers and directors, surrendered 3,215,000 of the Company's common stock in exchange for 32,150 shares of Series S Preferred.

   The Company acquired all of the outstanding Common Stock of InfoPak, Inc. for 500,000 shares of Series P Convertible Preferred Stock ("Series P Preferred") valued at $1,250,000, the cancellation of debt to certain shareholders of InfoPak in exchange for 31,379 shares of Series P Preferred valued at $78,448. Certain employees under contract and a consultant received 17,500 shares of Series P Convertible Preferred Stock valued at $43,750 as a signing bonus. InfoPak's assets were valued at $442,769, (including cash of $275,632), and shares of liabilities equaled $103,590.

   The Company issued 500,000 common stock warrants to a financial consultant to the Company which were valued at $100,000 and expensed.
           See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1995



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

        The Company has financed its operations through the sale of its securities, loans and by certain employees and consultants deferring their compensation as well as the limited sales of its products.

        LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1995, the Company had working capital of $115,206, compared with a working capital of $78,045 as of September 30, 1995 and a working capital deficiency of ($138,013) on June 30, 1995. During the period ended December 31, 1995, the Company raised $145,000 through the sale of its promissory notes, $675,000 in net proceeds from a private placement of its Common Stock and $1,800 through the exercise of 180,000 warrants to purchase the Company's Common Stock. The Company also converted $1,757,000 of its secured 10% notes to Series B Convertible Preferred Stock and $228,760 of interest due on its secured 10% notes to Series C Convertible Preferred Stock. However, the Company's selling and marketing efforts have continued to be limited due to inadequate funding.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1995


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

        The Company has continued to incur losses since inception of $15,728,334 including losses for the six months ended December 31, 1995 of $1,005,978. Unless the Company can (1) successfully market its products, (2) obtain such capital contributions or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately operate profitably, the Company may be unable to continue as a going concern.

        Management's continuing plan to address these issues includes
        (a) increased sales and marketing efforts of the Company's DV3D(TM) and InfoPak products, (b) exercise tight cost controls to conserve cash and reduce cost of goods, (c) raise additional funds through the issuance of either debt or equity through private placements, (d) evaluate possible additional merger, acquisition and/or joint venture opportunities, and
        (e) evaluate possible divestitures and/or sales of assets.

        There is, of course, no assurance that management's actions will generate sufficient cash at a level necessary to sustain the Company's operations. Unless the Company can achieve its plan as indicated above, the continence of the business cannot be assured.

        If operations are maintained at only the current level, the cash anticipated to be generated by such operations and the funds currently on deposit, may not be sufficient to meet the Company's cash needs for the remainder of fiscal year ending June 30, 1996.

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

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1995


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

        EQUIPMENT AND LEASEHOLD IMPROVEMENTS AND DEPRECIATION AND
        AMORTIZATION (Continued)

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

        INCOME TAXES

        Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement supersedes Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effect of
        (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carry forwards.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1995


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

        NET LOSS PER SHARE OF COMMON STOCK

        Net loss per share of common stock is based on the weighted average of shares of common stock outstanding. Outstanding warrants or options are not considered in the calculation of net loss per share of common stock, as they would have an anti-dilute effect.

NOTE 3  ACQUISITION

        On September 12, 1995, the Company acquired all the outstanding common stock of InfoPak in exchange for 500,000 shares of Series P Convertible Preferred stock ("Series P Preferred") valued at $1,250,000. The Company has accounted for this transaction as a purchase and accordingly, the acquisition resulted in the Company recording goodwill of $1,026,134, which will be amortized over five years. The fair value of the assets acquired was $442,769, which included $275,632 of cash, and the assumption of liabilities of $103,590. In addition, certain employees under contract and a consultant received 17,500 shares of Series P Preferred valued at $43,750 as a signing bonus. The bonuses are being amortized over the term of the contracts.

        Notes payable and related accrued interest to certain shareholders of InfoPak were canceled and the Company issued 31,379 shares of Series P Preferred valued at $28,448, in exchange for the cancellation of debt.

        The total of 548,879 shares Series P Preferred Stock is each convertible into 10 shares of common stock.

NOTE 4  LONG-TERM DEBT

        On October 1, 1995, the holders of $1,757,000 of the $1,982,000 of principal amount of the outstanding 10% Secured Notes used their notes to exercise their Series B Warrants to purchase 175,700 shares of Series B Preferred stock. In addition these same holders converted $228,760 of the $263,185 interest due on the 10% Secured Notes into 22,876 shares of Series C Preferred stock.

        A director of the Company who holds $150,000 of the 10% Secured Notes agreed to release his security interest granted per the terms of the 10% Secured Notes, to reduce the interest rate on these Unsecured Notes to 8% effective October 1, 1995, and to use the principal of these notes to convert Series B warrants into 15,000 shares of Series B Preferred prior to February 28, 1996.

        As of December 31, 1995, after the conversion of $1,757,000 of the Company's 10% Secured Notes to preferred stock, and the exchange of $150,000 of such notes to unsecured 8% notes, the principal amount of 10% Secured Notes was $75,000. As collateral for the 10% Secured Notes, the Company has given a security interest in all of the Company's assets, tangible and intangible, including all patents and proprietary technology, which was evidenced by a Uniform Commercial Code filing on March 24, 1994.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1995


NOTE 4  LONG-TERM DEBT (Continued)

        The annual maturity on long term debt is as follows:

                   Year Ending June 30,                 Amount
                   --------------------                 ------
                            1996                      $      0
                            1997                       150,000
                            1998                        75,000
                                                       -------
                                                      $225,000
                                                       =======

NOTE 5  COMMON STOCK

        As of December 31, 1995, there are approximately 17,853,564 of non-public warrants to purchase the Company's Common Stock. Public warrants, totaling 3,807,655, expired on December 8, 1995.

        As of December 31, 1995, there are 836,855 shares of Convertible Preferred Stock outstanding which can be converted to 28,792,550 shares of common stock (see note 6).

        As of December 31, 1995, there are 22,500 Series B Warrants outstanding to purchase Series B Convertible Preferred Stock which can be converted into 2,250,000 shares of the Company's Common Stock (see note 6).

        The Company does not have available sufficient authorized common stock to satisfy the full exercise of all warrants or full conversion of its preferred stock into common stock.

NOTE 6  PREFERRED STOCK

        The Company has authorized 2,000,000 shares of $.001 par value per share Preferred stock, of which the following were issued and outstanding:

                                                                          Outstanding
                                                                          -----------
                                          Authorized       December 31, 1995        June 30, 1995
           Series A Preferred              100,000               57,250                 77,250
           Series B Preferred              200,000              175,700                   --
           Series C Preferred            1,000,000               22,876                   --
           Series P Preferred              600,000              548,879                   --
           Series S Preferred               50,000               32,150                   --
                                         ---------              -------                 ------
             Total Preferred Stock       1,950,000              836,855                 77,250
                                         =========              =======                 ======

        The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 40 shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, have been accumulated on June 30 each year but have not been declared (See Note 7).

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1995


NOTE 6  PREFERRED STOCK (continued)

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

        The Company's Series A Preferred and Series B Preferred stock were issued in connection with private placements for the purpose of increasing the capital or debt of the Company. The Series C Preferred will be issued to certain holders of the Company's 10% Secured Notes in lieu of accrued interest (See
        Note 7) and also held for future investment purposes. The Series S Preferred was issued to certain stockholders consisting mainly of officers and directors of the Company in exchange for such stockholders' shares of common stock. After this exchange, common stock was sold on September 5, 1995 through a Regulation S offering for the purpose of raising additional capital.

        The Series P Preferred was issued on September 12, 1995 to InfoPak shareholders in exchange for (1) all of the outstanding capital stock of InfoPak, (2) as signing bonuses for certain employees and a consultant of InfoPak, and (3) to satisfy InfoPak's outstanding debt obligations to certain of its shareholders.

        The 175,700 shares of Series B Preferred were issued on October 1, 1995 to holders of warrants to purchase such preferred. The funding for the exercise of these warrants was the exchange of $1,757,000 of principal amount of 10% secured notes.

        The 22,876 shares of Series C Preferred were also issued in October 1, 1995 in exchange for $228,760 of interest due under the 10% secured notes.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1995


NOTE 6  PREFERRED STOCK (continued)

        The Company does not have available sufficient authorized common stock to satisfy the full conversion of all of the preferred stock to common stock.

NOTE 7  COMMITMENTS

        The Company leases its corporate offices, studio and lab facilities in Philadelphia, Pennsylvania under a five year operating lease through February 28, 1999 at an annual rental of approximately $59,000 through February 1996 and adjusted on March 1, of each year through 1998 by approximately $1,371 each year thereafter. In addition, the Company is responsible for its proportionate share of excess operating expenses, real estate taxes, and utility costs.

                    Year Ending June 30           Annual Rental Amount
                    -------------------           --------------------
                            1996                         $29,000 (remaining rent for fiscal 1995)
                            1997                          60,800
                            1998                          62,200
                            1999                          42,100
                                                        --------
                                                        $194,100
                                                        ========

        Rent expense was approximately $29,482 and $18,325 for the 6 months ended December 31, 1995 and 1994, respectively.

        The Company has not declared dividends on its Series A Preferred stock. The dividends are payable based on the total cash paid for the Series A Preferred Stock at 5%. The cumulative dividend in arrears on the paid-in amount through June 30, 1995 is $151,750, and through December 31, 1995, is $111,750 as a result of the conversion to common stock of 20,000 shares of Series A Preferred stock on August 24, 1995.

        Dimensional Visions Group, Ltd. and its subsidiaries have outstanding employment contracts that expire through May 1, 1999, as follows:

              Year Ending June 30                Amount
              -------------------               --------
                      1996                    $284,500  (remaining for fiscal year 1996)
                      1997                     569,000
                      1998                     569,000
                      1999                     245,500
                                               -------
                                            $1,668,000
                                           ===========

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1995


NOTE 7  COMMITMENTS (continued)

        In connection with a consulting contract with an affiliate of the Company, which provides for among other things, assisting the Company with arranging for additional capital and evaluating merger opportunities is to receive a fee of $100,000 per year, accrued quarterly and payable only out of positive cash flow of the Company, for the period May 1995 through April 1997. $25,000 of the consulting fee was paid in September 1995. In addition, for each dollar of capital raised, a maximum of 1,600,000 warrants will be issued to purchase the Company's common stock at $.15 per share, of which 250,000 warrants were issued during May 1995 and exercised during June 1995 and 750,000 was issued in September 1995. The warrants will be exercisable over a five year period at $.15 per share. The warrants issued in May 1995 were valued at $30,000 ($.12 per warrant), and will be recognized as additional consulting fees over the two-year term of the consulting contract. The contract also provides for a fee of 5% on capital raised.

        The Company's major distributor of its DV3D(TM) product, under the terms of its distribution agreements which expires on January 14, 1997, is to receive up to 2,000,000 warrants to purchase the company's Common Stock based on a percentage of the distributor's purchase price of DV3D(TM) product. The warrants, with a two year term from their vesting date, are to be priced at the market value of the Company's Common Stock on the date of vesting. As of December 31, 1995, warrants for 28,041 shares have been earned but not vested.

NOTE 8  AMENDED FINANCIAL STATEMENTS FOR QUARTER ENDED SEPTEMBER 30, 1995

        The Company amended its Form 10-QSB for the quarter ended September 30, 1995 based on a re-evaluation of the fair value of the Series P Preferred Stock issued for the merger, debt cancellation and signing bonuses related to the InfoPak acquisition (see Note 3). Upon further evaluation the Company determined the fair value of the shares issued should be based upon the price at which the Company was able to sell a block of 3,000,000 share of common stock on September 5, 1995, through a Regulation S offering which was $.25 per share of Common Stock. In addition, certain warrants issued during the quarter ended September 30, 1995 were also re-valued based upon the $.25 per share fair value. The impact on the September 30, 1995 financial statements is as follows:

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1995


NOTE 8 AMENDED FINANCIAL STATEMENTS FOR QUARTER ENDED SEPTEMBER 30, 1995 (Continued)

                                                                    September 30, 1995
                                                                    ------------------
                                                      As originally reported            Restated
                                                      ----------------------            --------
          Balance Sheet
          -------------
           Goodwill                                       $   2,638,432                $  1,026,134
           Accumulated amortization of goodwill                 (21,986)                     (8,550)
           Deferred compensation and
            consulting costs                                    510,889                      68,090
           Patent rights, and other assets                       81,869                      53,519
           Total assets                                       4,647,587                   2,577,576
           Preferred stock                                    3,987,495                   2,375,197
           Additional paid-in capital                        12,812,412                  12,426,552
           Deficit                                          (15,093,522)                (15,165,375)
           Total stockholders' equity (deficiency)            1,723,986                    (346,025)

          Statement of operations
          -----------------------
           General and administrative expenses                  242,451                     327,740
           Amortization of goodwill                              21,986                       8,550
           Net loss                                             371,166                     443,018
           Net loss per share of common stock                     ($.02)                      ($.03)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         During the three months ended December 31, 1995 the net loss was ($562,915) compared to a net loss of ($232,046) for the three months ended December 31, 1994. During the three month period ended December 31, 1995, the Company had revenues of $309,389 and gross profit of $82,520, compared to revenues of $48,521 and a gross loss of ($15,469) for the comparable period in 1994. The 1995 results include the operations of InfoPak which was acquired on September 12, 1995.

         InfoPak accounted for $69,171 of the Company's revenues and $36,465 of the gross profit for the three month period ended December 31, 1995.

         In the third quarter of fiscal year 1995, the Company delivered to a major producer of graphic arts consumer products, a variety of DV3D(TM) print products for test marketing. The tests were completed in the first quarter of fiscal year 1996, and the Company has subsequently received through its major distributer three commercial orders for these DV3D(TM) print products. The second order totaling approximately $225,000 was delivered in November 1995. The Company has received a third order from this distributor totaling approximately $ 240,000 for delivery in February and anticipates further orders from this distributor.

         The Company is attempting to continue to lower the costs of producing its product. The main areas for this effort are with the Company's third party suppliers of lenticular material and printing for its DV3D(TM) print products.

         Operating expense was $594,862 for the three months ended December 31, 1995 compared to $183,295 for the three months ended December 31, 1994. InfoPak's operating expenses were $200,152 for the three months ended December 31, 1995. Engineering and development, marketing and general administrative costs for DVG were $71,114, $30,359, and $293,237, respectively for the quarter ended December 31, 1995, compared to $62,004, $27,116, and $94,135 for the quarter ended December 31, 1994. The $199,100 increase in the Company's general administrative expense was primarily due to approximate increases in consulting costs of $80,000, legal fees $8,500, accounting costs of $40,400, compensation of $39,500, and $15,000 for stockholder communications.

         Interest expense decreased $29,210 due to the conversion of $1,752,000 of 10% Secured Notes to preferred stock, while interest income increased with the short-term investments of the proceeds of the $675,000 net sale of common stock on September 5,1995. Amortization of the goodwill incurred in the acquisition of InfoPak was $51,308 for the quarter ended December 31, 1995.

         InfoPak currently produces and markets the InfoPak System(TM) to the residential real estate agent marketplace as the InfoPak Portable MLS(TM). The Portable MLS(TM) is currently the only product being sold. The Portable MLS(TM) product was marketed through four distributors. The MLS product has not generated revenues as expected by InfoPak, nor does InfoPak have any back orders for its product at this time. InfoPak was unable to make any sales during the three months ended December 31, 1995 through its primary distributor due to legal negotiations over the terms of their distribution agreement. InfoPak's revenues during the quarter totaled $69,171 compared to $239,432, in the corresponding quarter in 1994. On February 8, 1996, negotiations with InfoPak's primary distributor were successfully concluded in an out of court agreement, whereby, InfoPak and the distributor entered into a new distribution agreement with more favorable terms for InfoPak. In addition, a third party has acquired one of the less significant distributors which, should lead to increased sales for InfoPak. These sales are anticipated to commence in Feburary 1996.

         In October 1995, InfoPak entered into a Letter of Intent with a division of Spectrum Media, Inc. to form a joint venture. Negotiations are continuing between the parties and no assurance can be given that a definitive agreement can be reached.

         During the six months ended December 31, 1995 the net loss was ($1,005,978) compared to a net loss of ($513,298) for the six months ended December 31, 1994. During the six month period ended December 31, 1995, the Company had revenues of $522,425 and gross profit of $136,140, compared to revenues of $62,645 and a gross loss of ($18,944) for the comparable period in 1994. The 1995 results includes the operations of InfoPak which was acquired on September 12, 1995.

         Operating expense was $1,036,847 for the six months ended December 31, 1995, compared to $433,820 for the six months ended December 31, 1994. InfoPak's operating expenses were $239,610 for the December 31, 1995 period. Engineering and development, marketing and general administrative costs for DVG were $116,158, $73,970, and $607,112, respectively for the six month ended December 31, 1995, compared to $169,769, $61,137, and $202,914 for the six months ended December 31, 1994. The $53,600 reduction in development resulted primarily from the completion of the initial development of the DV3D(TM) print product. The Company anticipates continued efforts to refine and improve its DV3D(TM) product. The $404,000 approximate increase in general administrative cost was due primarily to consulting expenses of $213,700 (including $100,000 value of warrants issued to an affiliate), additional increased legal fees of $30,200, accounting costs of $45,800, audit fees of $24,600, compensation costs of $54,700, prior rent settlement costs of $20,000, and $15,000 for stockholder communications.

         Interest expense decreased $8,596 due to the conversion of $1,752,000 of 10% Secured Notes to preferred stock, while interest income increased primarily due to the short-term investments of the proceeds of the $675,000 net sale of common stock on September 5,1995. Amortization of the goodwill incurred in the acquisition of InfoPak was $59,858 for the six months ended December 31, 1995.

         LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 1995, the Company had working capital of $115,206, compared to a working capital deficiency of ($138,013) on June 30, 1995. During the three month period ended September 30, 1995, the Company converted $1,757,000 principle amount of its 10% secured notes to 8% Series B Convertible Preferred Stock and also converted $228,760 of interest due on its 10% secured notes to Series P Convertible Preferred Stock. Operating revenues for the three months ended December 31, 1995, totaled $309,389, compared to $213,036 for the three months ended September 30, 1995, and compared to $48,521 for the three months ended December 31, 1994.

         The Company's current financial position continues to be precarious. The Company will need additional funding in order to maintain current operations, extend its product lines, and to enter into any merger, acquisition or joint venture. The Company has been funding its operations by selling its securities in private placements, short-term borrowing, sales, and accruing compensation to certain employees and consultants. The Company continues to discuss with third parties the raising of additional funds. The amount of third party funding, if any, will depend to some extent on the Company's revenues and cash flow from operations. No assurance can be given that the Company will be able to obtain the additional funds necessary to maintain its existing operations. In the event the Company is not able to secure sufficient funds on a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations or may seek protection under the federal bankruptcy laws.

         PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December 1995, the Company's wholly-owned subsidiary,
         InfoPak, Inc., was named as a defendant in a legal proceeding.

         The action was brought by First Portland Corporation in the Superior Court of Arizona, Maricopa County. The action sought a temporary restraining order to restrain InfoPak, Inc. from distributing its products in markets where the plaintiff claim to maintain distribution rights pursuant to certain agreements. The order was granted ex parte on December 7, 1995 and lifted on December 11, 1995. A preliminary injunction hearing was scheduled for April, 1996.

         On February 8, 1996, the parties reached an out-of-court settlement of their differences and entered into a new distribution agreement.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          DIMENSIONAL VISIONS GROUP, LTD.


         Date: February 13, 1996          /s/    Steven M. Peck
                                          -------------------------------
                                          Steven M. Peck, President and
                                          Chief Executive Officer