Form 10QSB
period 1996-03-31
DIMENSIONAL VISIONS GROUP LTD
filed 1996-05-13
CIK 836809

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996
                               ------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                       to
                              -----------------------  ------------------------

                         Commission file number 1-10196

                         Dimensional Visions Group, Ltd.
- -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                     23-2517953
- -------------------------------                   -------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                   Identification No.)

               718 Arch Street, Suite 202N, Philadelphia, PA 19106
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 440-7791
- -------------------------------------------------------------------------------
                           (Issuer's telephone number)


- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No      .
                                                             -------   ------

As of April 26, 1996, the number of shares of Common Stock issued and outstanding was 21,048,308.

                         Dimensional Visions Group, Ltd.

                                      INDEX

                                                                                      Page
                                                                                      Number
                                                                                      ------

PART I - FINANCIAL  INFORMATION
         Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets - March 31, 1996
         and June 30, 1995 ...........................................................  1

         Consolidated Condensed Statements of Operations - For the three and nine months ended March 31, 1996 and 1995 ........................................  2

         Consolidated Condensed Statements of Cash Flows - For the nine months ended March 31, 1996 and 1995 ........................................  3

         Notes to Consolidated Condensed Financial Statements.........................  5

         Item  2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................................  12


PART II - OTHER INFORMATION
         Item 1.    Legal Proceedings.................................................  14
         Item 2.    Changes in Securities.............................................  N/A
         Item 3.    Defaults Upon Senior  Securities..................................  N/A
         Item 4.    Submission of Matters to a Vote of Security Holders...............  15
         Item 5.    Other Information.................................................  N/A
         Item 6.    Exhibits and Reports on Form 8-K..................................  N/A

         SIGNATURES...................................................................  15



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                               March 31,        June 30,
                                                 1996             1995
                                               ---------        -------
                                              (Unaudited)
Current assets

 Cash and cash equivalents                     $  435,135       $  227,972

 Accounts receivable, trade                        28,563           18,690

 Inventory                                        112,932           26,453

 Prepaid supplies and expenses                     24,420           43,361
                                               ----------       ----------
Total current assets                              601,051          316,476
                                               ----------       ----------

Equipment and leasehold improvements

 Equipment                                      1,883,024        1,628,028

 Furniture and fixtures                           142,450          134,938

 Leasehold improvements                           109,446          109,446
                                               ----------       ----------
                                                2,134,920        1,872,412
Accumulated depreciation and
 amortization                                  (2,043,657)      (1,791,049)
                                               ----------       ----------

Net equipment and leasehold                        91,263           81,363
improvement                                    ----------       ----------

Other assets

 Goodwill, net of accumulated
  amortization of $111,165                        914,969            -

 Deferred Costs                                    81,176          668,161

 Patent right, and other assets                    50,342           53,398
                                               ----------       ----------

Total other assets                              1,046,487           53,398
                                               ----------       ----------

Total assets                                   $1,738,802       $  451,237
                                               ==========       ==========

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                            March 31,          June 30,
                                                                              1996               1995
                                                                            ---------          --------
                                                                           (Unaudited)
Current liabilities

 Notes payable                                                             $  425,000          $    50,000

 Accounts payable, accrued expenses and other liabilities                     496,614              404,489
                                                                           ----------          -----------

Total current liabilities                                                     921,614              454,489


 Secured notes                                                                 75,000            1,837,000

 Accrued interest                                                               -                  210,741
                                                                           ----------          -----------
Total liabilities                                                             996,614            2,502,230
                                                                           ----------          -----------

Commitments and contingencies                                                   -                    -

Stockholders' equity (deficiency)

 Preferred stock - $.001 par value per share, authorized -
  10,000,000 shares; issued and outstanding - 818,899
  shares at March 31, 1996, and 77,250 shares at June 30, 1995                    819                   77

 Additional paid-in capital                                                 4,061,579              772,423
                                                                           ----------          -----------
                                                                            4,062,398              772,500

 Common stock - $.001 par value per share, authorized -
  100,000,000 shares issued and outstanding - 20,759,648
  shares at March 31, 1996; 16,936,098 shares at June 30
  1995                                                                         20,760               16,936

 Additional paid-in capital                                                12,915,753           11,881,927

 Deficit                                                                  (16,256,724)         (14,722,356)
                                                                           ----------          -----------

Total stockholders' equity (deficiency)                                       742,188           (2,050,993)
                                                                           ----------          -----------

Total liabilities and stockholders' equity                                 $1,738,802          $   451,237
                                                                           ==========          ===========


           See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended March 31             Nine Months Ended March 31,
                                                  ---------------------------             ---------------------------
                                                     1996             1995                   1996              1995
                                                     ----             ----                   ----              ----

Operating revenue                                 $  254,899      $   67,940            $   777,324        $  130,585
Cost of Sales                                        256,615          97,611                642,900           179,200
                                                  ----------      ----------            -----------        ----------
Gross profit (loss)                                   (1,716)        (29,671)               134,424           (48,615)
Operating expenses
   Engineering and development costs                  82,868          70,511                258,725           240,280
   Marketing expenses                                 46,280          33,380                169,767            94,517
   General and administrative expenses               342,004         130,755              1,079,507           333,669
                                                  ----------      ----------            -----------        ----------
Total operating expenses                             471,152         234,646              1,507,999           668,466
                                                  ----------      ----------            -----------        ----------
Loss before other income (expenses)                 (472,868)       (264,317)            (1,373,575)         (717,081)
                                                  ----------      ----------            -----------        ----------
Other income (expenses)
   Interest expense                                   (6,371)        (37,211)               (61,455)         (100,891)
   Interest income                                     2,158             415                  9,829             1,150
   Gain on sale or abandonment of                        -               -                    2,000             2,411
     equipment
   Amoritization of Goodwill                         (51,307)            -                 (111,165)              -
                                                  ----------      ----------            -----------        ----------
                                                     (55,520)        (36,796)              (160,791)          (97,330)
                                                  ----------      ----------            -----------        ----------
Net loss                                           ($528,388)      ($301,113)           ($1,534,366)        ($814,411)
                                                  ----------      ----------            -----------        ----------
Net loss per share of common stock                     ($.03)          ($.02)                 ($.09)            ($.06)
                                                  ----------      ----------            -----------        ----------
Weighted average shares of common                 18,154,565      16,508,931             17,576,663        16,404,164
  stock outstanding                               ==========      ==========            ===========        ==========



            See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)







                                                                   Nine Months Ended March 31,
                                                                   ===========================
Cash flows from operating activities                                  1996              1995
                                                                      ----              ----
     Net loss                                                     ($1,534,366)       ($ 814,411)
     Total adjustments to reconcile net loss to net cash
        used in operating activities                                  246,040           335,948
                                                                   ----------         ---------
Net cash used in operating activities                              (1,288,326)         (478,463)
                                                                   ----------         ---------
Cash flows from investing activities
     Cash acquired in acquisition                                     275,632               -
     Proceeds from sale of equipment                                    2,000             3,108
     Repayment of advances to employees                                11,000            (4,800)

     Property and equipment payments                                  (29,846)          (13,766)
                                                                   ----------         ---------

Net cash provided by investing activities                             258,786           (15,458)
                                                                   ----------         ---------
Cash flows from financing activities
     Net proceeds from borrowing                                      523,500           417,000
     Net proceeds from issuance of common stock                       678,100               600
                                                                   ----------         ---------
Net cash provided by financing activities                           1,201,600           417,600
                                                                   ----------         ---------
Net increase (decrease) in cash and cash equivalents                  172,060           (76,321)
Cash and cash equivalents, beginning                                  262,975           118,034
                                                                   ----------         ---------
Cash and cash equivalents, ending                                  $  435,135         $  41,713
                                                                   ==========         =========
Supplemental disclosures of cash flow information:
        Interest paid                                              $    9,726         $     -
                                                                   ==========         =========


                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


Supplemental disclosure of non-cash investing and financing activities:

        1,100,000 shares of the Company's Common Stock was issued as a result of the conversion of 27,500 shares of Series A Convertible Preferred Stock valued at $275,000.

        In August, 1995 in connection with the sale of 3,000,000 shares of the Company's Common Stock to third parties, certain stockholders, consisting mainly of officers and directors, surrendered 3,215,000 of the Company's common stock in exchange for 32,150 shares of Series S Preferred Stock. In March 1996, after the stockholders approved an increase in the number of authorized Common Stock shares, 26,000 shares of Series S Preferred Stock was converted back to Common Stock.

        The Company acquired all of the outstanding Common Stock of InfoPak, Inc. for 500,000 shares of Series P Convertible Preferred Stock ("Series P Preferred") valued at $1,250,000. At the date of acquisition, InfoPak's assets were valued at $442,769, (including cash of $275,632), and its liabilities at $103,590. The Company also issued 31,379 shares of Series P Preferred valued at $78,448 in exchange for the cancellation of debt to certain shareholders of InfoPak. The Company accounted for this transaction as a purchase and accordingly recorded goodwill of $1,026,134.

        Certain InfoPak employees under contract and a consultant also received 17,500 shares of Series P Convertible Preferred Stock from the Company (valued at $43,750) as a signing bonus. The Company also issued 150,000 of warrants to purchase the Company's Common Stock at $0.15 per share to an officer of InfoPak, which were valued at $7,500 and expensed.

        The Company issued 500,000 common stock warrants to a financial consultant to the Company which were valued at $100,000 and expensed.


            See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP. LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1996


Note 1  Basis of Presentation of Interim Financial Statements

        The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1995 balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB/A-1 for the fiscal year ended June 30, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 1996.

        The Company has continued to incur losses since inception of $16,256,724 including losses for the nine months ended March 31, 1996 of $1,534,366. Unless the Company can (1) successfully market its products, (2) obtain such capital contributions or financing as may be required to sustain its current operations, meet its debt obligations, and to fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately operate profitably, the Company may be unable to continue as a going concern.

        The Company has financed its operations through the sales of it securities, loans and by certain employees deferring a portion of their compensation, as well as through the sale of its products. In March 1996, the Company issued $425,000 of convertible debt which matures on December 31, 1996 (see Note 4). If the debt is not converted to Common Stock prior to its maturity date, the Company may not have sufficient cash available to satisfy this obligation at maturity.

        InfoPak, Inc. has had negative cash flow from its operation since the date that it was acquired by the Company and has nearly depleted its cash reserves. Due to the Company's limited cash position, no assurances can be given that funds will be available to fund the future operations of InfoPak.

        Management's continuing plan to address these issues includes (a) increased sales and marketing efforts of the Company's DV3D(TM) and InfoPak products, (b) exercise cost controls to conserve cash and reduce cost of goods, (c) raising additional funds through the issuance of either debt or equity through private placements, (d) evaluating possible additional merger, acquisition and/or joint venture opportunities, and (e) evaluating possible divestitures and/or sales of assets.

        If operations are maintained at only the current level, the cash anticipated to be generated by such operations and the funds currently on deposit, may not be sufficient to meet the Company's cash needs beyond the fiscal year ending June 30, 1996.

        The consolidated financial statements have been prepared on the basis that the Company is a going concern and do not reflect any adjustments that might result from the outcome of the uncertainties described above.

                DIMENSIONAL VISIONS GROUP. LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1996



Note 2  Summary of Significant Accounting Policies

        Description of Business

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

                DIMENSIONAL VISIONS GROUP. LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1996


Note 2  Summary of Significant Accounting Policies (Continued)

        Goodwill

        Goodwill of $1,026,134 was incurred by the Company as a result of its acquisition of InfoPak on September 12, 1995 and is being amortized on a straight-line basis over 5 years.

        Engineering and Development Costs

        The Company charges to Engineering and Development Costs all items of a non-capital nature related to bringing a "significant" improvement to its products. Such costs include salaries and expenses of employees and consultants and the costs of conceptual formulation, design, testing of the products, and creation of prototypes.

        Income Taxes

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

Note 3  Acquisition

        On September 12, 1995, the Company acquired all the outstanding common stock of InfoPak in exchange for 500,000 shares of Series P Convertible Preferred Stock (see Note 7) valued at $1,250,000. The fair value of the InfoPak assets acquired was $442,769, which included $275,632 of cash, and the liabilities assumed equaled $103,590. The Company also issued 31,379 shares of Series P Convertible Preferred Stock valued at $78,448, in exchange for the cancellation of certain notes payable, including related accrued interest, due to certain shareholders of InfoPak. The Company has accounted for this transaction as a purchase and accordingly, the acquisition resulted in the Company recording goodwill of $1,026,134, which will be amortized over five years.

        In addition, certain employees under contract and a consultant received 17,500 shares of Series P Convertible Preferred Stockvalued at $43,750 as a signing bonuses which are being amortized over the term of the contracts.

                DIMENSIONAL VISIONS GROUP. LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1996


Note 4  Notes Payable

        During March, 1996, the Company issued $425,000 of convertible debentures which mature December 31, 1996. The cost associated with the issuance of the debt was $46,500 and is being amortized over the life of the debt. This debt is convertible into the Company's Common Stock at 50% of the price of the Company's Common Stock on the day prior to conversion,but at no time shall such conversion price be greater than $.81 per share.


Note 5  Long Term Debt

        During the nine months ended March 31, 1996, holders of $1,907,000 of the $1,982,000 of principal amount of the outstanding 10% Secured Notes used their notes to exercise their Series B Warrants to purchase 190,700 shares of Series B Preferred stock. In addition these same holders converted $257,310 of the interest due on the 10% Secured Notes into 25,731 shares of Series C Preferred stock.

        As of March 31, 1996, the outstanding balance of the 10% Secured Notes was $75,000. The Secured Notes mature $25,000 in January 1998 and $50,000 in February 1998. In 1994, the Company gave as collateral for its 10% Secured Notes, a security interest in all of the Company's assets, tangible and intangible, including all patents and proprietary technology.


Note 6  Common Stock

        As of March 31, the Company had outstanding $425,000 of convertible debt which is convertible into the Company's Common Stock (see Note 4 and 9).

        As of March 31, 1996, there are outstanding 13,975,020 of non-public warrants to purchase the Company's Common Stock at prices ranging from $0.01 to $0.75 with a weighted average price of $0.22 per share. The Company has also agreed to issue up to 3,720,000 warrants to purchase the Company's Common Stock, at prices ranging from $0.15 to $1.00 with a weighted average price of $0.17 per share, to certain employees and a consultant of the Company. The issuance of these warrants is subject to the individuals meeting certain predetermined performance goals which if obtained would improve the Company's DV3D(TM) print products and the sales of such products. In addition, the Company is also obligated to issue warrants to the major distributor of its DV3D(TM) print products (see Note 8).

        As of March 31, 1996, there are 818,899 shares of Convertible Preferred Stock outstanding which can be converted to 27,397,990 shares of common stock (see note 7).

        As of March 31, 1996, there are 7,500 Series B Warrants outstanding to purchase Series B Convertible Preferred Stock which can be converted into 750,000 shares of the Company's Common Stock (see Note 7).

                DIMENSIONAL VISIONS GROUP. LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1996


Note 6  Common Stock  (continued)

        The total number of shares of the Company's Common Stock that would have been issuable upon conversion of the above debt, warrants and preferred stock equaled 47,015,064 Shares as of March 31, 1996, and would be in addition to the 20,759,648 shares of Common Stock outstanding as of March 31, 1996.


Note 7  Preferred Stock

        The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, which has been allocated to the following Series and is outstanding:

                                                             Outstanding
                                                             -----------
                           Allocated        March 31, 1996    June 30, 1995
         Series A Preferred          100,000            49,750           77,250
         Series B Preferred          200,000           190,700              --
         Series C Preferred        1,000,000            23,420              --
         Series P Preferred          600,000           548,879              --
         Series S Preferred           50,000             6,150              --
                                   ---------           -------           ------
           Total Preferred Stock   1,950,000           818,899           77,250
                                   =========           =======           ======

        The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 40 shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, have been accumulated on June 30 each year but have not been declared as paid (See Note 8).

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

                DIMENSIONAL VISIONS GROUP. LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1996


Note 7  Preferred Stock (continued)

        The Company's Series A Preferred and Series B Preferred were issued for the purpose of increasing the capital or debt of the Company. The Series C Preferred was issued to certain holders of the Company's 10% Secured Notes in lieu of accrued interest (See Note 8) and also will be held for future investment purposes. The Series S Preferred was issued to certain stockholders consisting mainly of officers and directors of the Company in exchange for such stockholders' shares of common stock. After this exchange, common stock was sold on September 5, 1995 for the purpose of raising additional capital.

        The Series P Preferred was issued on September 12, 1995 to InfoPak shareholders in exchange for (1) all of the outstanding capital stock of InfoPak, (2) as signing bonuses for certain employees and a consultant of InfoPak, and (3) to satisfy InfoPak's outstanding debt obligations to certain of its shareholders.

        The 190,700 shares of Series B Preferred were issued to holders of warrants to purchase such preferred stock. The funding for the exercise of these warrants was the exchange of $1,907,000 of principal amount of secured and unsecured notes.

        The 26,275 shares of Series C Preferred were also issued in exchange for $262,750 of interest due under the secured and unsecured notes Holders of 2,855 shares of Series C Preferred Stock have subsequently converted their shares into the Company's Common Stock.


Note 8  Commitments

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

          Year Ending June 30          Annual Rental Amount
          1996                         $15,100 (remaining rent for fiscal 1996)
          1997                          60,800
          1998                          62,200
          1999                          42,100
                                      --------
                                      $180,200
                                      ========

        Rent expense was approximately $43,289 and $38,000 for the nine months ended March 31, 1996 and 1995, respectively.

                DIMENSIONAL VISIONS GROUP. LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1996



Note 8  Commitments (continued)

        The Company has not declared dividends on its Series A Preferred stock. The dividends are payable based on the total cash paid for the Series A Preferred Stock calculated at 5% per annum. The cumulative dividend in arrears on the paid-in amount through June 30, 1995 is $151,750, and through March 31, 1996, is $98,000 as a result of the conversion to common stock of 27,500 shares of Series A Preferred stock during the nine months ended March 31, 1996.

        Dimensional Visions Group, Ltd. and its subsidiaries have outstanding employment contracts that expire through May 1, 1999, as follows:


           Year Ending June 30       Amount
                          1996      $142,250 (remaining for fiscal year 1996)
                          1997       569,000
                          1998       569,000
                          1999       245,500
                                    --------
                                  $1,525,750
                                  ==========

        As of February 8, 1996, a consulting contract with a former affiliate of the Company, which provided for among other things, assisting the Company with arranging for additional capital and evaluating merger opportunities was cancelled. An accrued consulting fee of $49,073 for the period September, 1995, through February, 1996, is payable only out of future positive cash flow of the Company. Under the consulting contract, 250,000 warrants were issued during May 1995 and exercised during June 1995. An additional 750,000 warrants were issued in September 1995, exercisable over a five year period at $.15 per share. The warrants issued in May 1995 were valued at $30,000 ($.12 per warrant), and were recognized as additional consulting fees and have been expensed.

        The Company's major distributor of its DV3D(TM) product, under the terms of its distribution agreement which expires on January 14, 1997, is to receive up to 1,000,000 warrants to purchase the company's Common Stock based on a percentage of the distributor's purchase price of DV3D(TM) product. The warrants, with a two year term from their vesting date, are to be priced at the market value of the Company's Common Stock on the date of payment for the product. As of March 31, 1996, warrants for 38,721 shares, to be priced at $1.04, have been earned but not vested.


Note 9  Subsequent Events

        On April 29, 1996, a holder of $50,000 of the Company's convertible debt converted such debt into 266,667 shares of the Company's Common Stock. The remaining convertible debt outstanding is $375,000 (see Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations

        Three Months Ended March 13, 1996 ("1996") Compared to the Three Months Ended March 31, 1995 ("1995")

        During 1996, the Company's net loss was ($528,338) compared to a net loss of ($301,113) for 1995. The Company had revenues in 1996 of $254,899 and gross loss of ($1,716), compared to revenues of $67,940 and a gross loss of ($29,671) in 1995. The 1996 results include the operations of InfoPak which was acquired on September 12, 1995. InfoPak accounted for $162,239 of the Company's revenues and $49,976 of the gross profit in 1996.

        In the third quarter of its fiscal year ended June 30, 1995, the Company delivered to a major producer of graphic arts consumer products, a variety of DV3D(TM) print products for test marketing . The tests were completed in the first quarter of fiscal year 1996, and the Company has subsequently delivered through its major distributor three commercial orders for these DV3D(TM) print products which totalled approximately $331,500 and accounted for 96% of the DV3D(TM) print product sales since September 1995. The third order which was delivered to the distributor in February 1996 was below anticipated quality standards and required a sales allowance of $134,100 which adversely affected revenues in 1996. A fourth order totaling approximately $210,000 was delivered in April 1996. The Company anticipates further orders from this distributor, which accounted for nearly all of the DV3D(TM) print product sales during the past twenty-seven months.

        The Company is experiencing resistance to its pricing for its DV3D(TM) print products and is continuing its efforts lower the costs of producing its product. The main areas for this effort are with the Company's third party suppliers of lenticular material and printing for its DV3D(TM) print products.

        Operating expense of the Company was $471,152 for 1996 compared to $234,646 for 1995. InfoPak's operating expenses were $163,632 for 1996. Engineering and development, marketing and general administrative costs for DVG were $28,486, $27,856, and $251,169, respectively for 1996, compared to 70,511, $33,380, and $130,755 for 1995. The $42,025 decrease in DVG's engineering and development cost resulted from the transition of its products to the production stage during the first half of the fiscal year. The $120,414 increase in DVG's general administrative expense was primarily due to increases in consulting costs of $60,600, legal fees $19,100, and $38,400 for stockholder communications.

        Interest expense decreased $30,840 due to the conversion of $1,752,000 of 10% Secured Notes to preferred stock, while interest income increased with the short-term investments of the remaining proceeds of the $675,000 net sale of common stock on September 5,1995. Amortization of the goodwill incurred in the acquisition of InfoPak was $51,307 for 1996.

        InfoPak currently produces and markets the InfoPak System(TM) to the residential real estate agent marketplace as the InfoPak Portable MLS(TM). The Portable MLS(TM) is currently the only InfoPak product being sold. The Portable MLS(TM) product is marketed through four distributors. The MLS product has not generated the level of revenues as expected by InfoPak, nor does InfoPak have any back orders for its product at this time. InfoPak's revenues during 1996 totaled $162,239 compared to $403,750 in 1995 and gross profits equaled $49,976 for 1996 versus $160,156 for 1995.

        In October 1995, InfoPak entered into a Letter of Intent with a division of Spectrum Media, Inc. to form a joint venture. Negotiations were discontinued during 1996.

        Nine Months Ended March 31, 1996 ("1996") Compared to the Nine Months Ended March 31, 1995 ("1995")

        During 1996, the Company's net loss was ($1,534,366) compared to a net loss of ($814,411) for 1995. The Company had revenues in 1996 of $777,324 and gross profit of $134,424, compared to revenues of $130,585 and a gross loss of ($48,615) in 1995. The 1996 results include the operations of InfoPak which was acquired on September 12, 1995.

        Operating expense of the Company was $1,507,999 for 1996, compared to $668,466 for 1995. InfoPak's operating expenses were $163,632 for 1996. Engineering and development, marketing and general administrative costs for DVG were $144,641, $101,835, and $858,281 respectively for 1996, compared to $240,280, $94,517, and $333,669 for 1995. The $95,639
        reduction in development resulted primarily from the completion of the initial development of the DV3D(TM) print product. The Company anticipates continued efforts to refine and improve its DV3D(TM) product. The $524,612 approximate increase in general administrative cost was due primarily to consulting expenses of $291,400 (including $100,000 value of warrants issued to a affiliate), additional increased legal fees of $49,300, accounting costs of $45,800, audit fees of $24,600, compensation costs of $54,700, and $53,400 for stockholder communications.

        Interest expense decreased $39,436 due to the conversion on October 1, 1995 of $1,752,000 of 10% Secured Notes to preferred stock, while interest income increased primarily due to the short-term investments of the proceeds of the $675,000 net sale of common stock on September 5,1995. Amortization of the goodwill incurred in the acquisition of InfoPak was $111,165 for 1996.

        Liquidity and Capital Resources

        On March 31, 1996, the Company had a working capital deficit of ($320,563), compared to a working capital deficit of ($138,013) on June 30, 1995. During the three month period ended March 31, 1996, the Company borrowed $425,000 of convertible debentures (net proceeds after costs was $378,500) which bear interest at 5% per annum and mature December 31, 1996. The debentures are convertible into shares of the Company's common stock at the lower of (a) 50% of the Market Price (as defined in the debenture) of the Company's Common Stock on the day prior to conversion or (b) $.81. All of such securities were sold outside the United States, and must be held for periods of not less than 40 days before they may be converted. If the holders exercise their right to convert the debentures into shares of the Company's Common Stock, and sell such shares, such sales could have an adverse effect on the price of the Company's Common Stock,. In the event the conversion of debt does not occur, the Company may not have sufficient cash available to satisfy this obligation at maturity.

        Also during the quarter ended March 31, 1996 the holder of $150,000 principal amount of the Company's 8% notes converted such notes into the Company's 8% Series B Convertible Preferred and also converted $28,550 of interest due on such notes into Series P Convertible Preferred.

        Operating revenues of the Company for the three months ended March 31, 1996 totaled $254,899 (after a sales allowance of $134,100 due to a production problem with the DV3D(TM) product), compared to $309,389 for the three months ended December 31, 1995, $213,036 for the three months ended September 30, 1995, and $67,940 for the three months ended March 31, 1995.

        InfoPak has had negative cash flow from its operation since its acqusition by the Company and has nearly depleted its cash reserves. Due to the Company's limited cash position, no assurances can be given that funds will be available to fund the future operations of InfoPak.

        The Company's current financial position continues to be precarious. The Company will need additional funding in order to maintain current operations, extend its product lines, and to enter into any merger, acquisition or joint venture. The Company has been funding its operations by selling its securities in private placements, short-term borrowing, accruing compensation to certain employees, and sale of its products. The Company continues to discuss with third parties the raising of additional funds. The amount of third party funding, if any, will depend to some extent on the Company's revenues and cash flow from operations. No assurance can be given that the Company will be able to obtain the additional funds necessary to maintain its existing operations. In the event the Company is not able to secure sufficient funds on a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations or may seek protection under the federal bankruptcy laws.

        Moreover, the Company has not been able to raise additional capital except on a very short term basis, in limited amounts, and at significant discounts to the trading price of its Common Stock. During its 1996 fiscal year, the Company has succeeded in raising an aggregate of $1,201,600 of capital (net of the cost of issuance) under the foregoing limitations, of which $1,053,500 was raised pursuant to Regulation S promulgated under the Securities Act of 1993 as amended. The Company believes its ability to continue as a going concern depends upon its ability to raise capital on more favorable terms than has been available to it during the past nine months.



PART II--OTHER INFORMATION

Item 1. Legal Proceedings

        In December 1995, the Company's wholly-owned subsidiary, InfoPak, Inc., was named as a defendant in a legal proceeding.

        The action was brought by First Portland Corporation in the Superior Court of Arizona, Maricopa County. The action sought a temporary restraining order to restrain InfoPak, Inc. from distributing its products in markets where the plaintiff claimed to maintain distribution rights pursuant to certain agreements. The order was granted ex parte on December 7, 1995 and lifted on December 11, 1995. A preliminary injunction hearing was scheduled for April, 1996.

        On February 8, 1996, the parties reached an out-of-court settlement of their differences and entered into a new distribution agreement.

        Item 4. Submission of Matters to a Vote of Security Holders

        On March 20, 1996, the Company held its Annual Meeting at which 46,558,448 votes were entitled to be cast. The following directors were elected:

                                       Votes For             Against
                                       ---------             -------
           Steven M. Peck             38,357,093              28,925
           George S. Smith            38,357,093              28,925
           Sean F. Lee                38,218,513             167,505

        Gitomer & Berenholz P.C. were approved as independent accounts and auditors for the Company as follows:

               Votes For:             38,331,568
               Votes Against:             18,600
               Abstained:                 35,850

        The Company's Certificate of Incorporation was amended to increase the authorized Common Stock of the Company from 20,000,000 to 100,000,000 shares and authorized Preferred Stock of the Company from 2,000,000 to 10,000,000 shares as follows:

               Votes For:             31,762,669
               Votes Against:            193,835
               Abstained:                 64,600

        No other matters were submitted for a vote.




                                   Signatures


        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 DIMENSIONAL VISIONS GROUP, LTD.




Date: May 10, 1996               /s/ Steven M. Peck
                                 ---------------------------------
                                 Steven M. Peck,
                                 President, Chief Executive Officer, and Chief
                                 Financial Officer