Form 10KSB
period 1996-06-30
DIMENSIONAL VISIONS GROUP LTD
filed 1996-10-15
CIK 836809

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

                         Commission file number 1-10196

                         DIMENSIONAL VISIONS GROUP, LTD.
                         -------------------------------

             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                               23-2517953
         (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)                Identification No.)

      8855 N. Black Canyon Hwy., Suite 2000                   85021
                Phoenix, Arizona                           (Zip Code)
    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (602) 997-1990

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. Yes     No  X
                                   ---    ---

    For the fiscal year ended June 30, 1996, the Company's revenues were $1,083,897.

    As of September,30, 1996, the number of shares of Common Stock outstanding was 30,463,013. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 30, 1996, was approximately $5,081,988 (based upon 26,747,303 shares at $.19 per share).

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

    Certain exhibits are incorporated by reference to the Company's Registration Statements on Form S-1 and Form S-8, Form 10-KSB and Form 8-K as listed in response to Item 13(a)(3) of Part III.

                                       (2)

                                     PART I

ITEM 1.  BUSINESS

The Company

    Dimensional Visions Group, Ltd. ("DVG") was organized in 1988. DVG produces and markets lithographically printed stereoscopic prints commonly referred to as three-dimensional prints as well as lithographically printed animation which the Company has termed Animotion(TM). The stereoscopic prints may be viewed without the use of special glasses or other viewing apparatus. DVG has been issued a trademark for its three-dimensional products as the DV3D(R) image and has applied for a trademark for the Animotion(TM) name. The DV3D(R) and Animotion(TM) product lines are determined by the technical specifications of the polymer based lenticular material on which the image is printed. The print products may be produced in varying sizes for specified customer applications. The current DV3D(R) print product is designed for hand-held viewing.

    On September 12, 1995, DVG, through a wholly-owned subsidiary, acquired all the outstanding capital stock of InfoPak, Inc. ("InfoPak"). InfoPak, located in Phoenix, Arizona, manufactures and markets hardware and software information and audio playback systems and method products and programs. References herein to the "Company" includes DVG and its wholly-owned subsidiaries.

    InfoPak was founded in 1992. InfoPak has developed a system that allows those that use large and cumbersome printed dated material an electronic alternative which is easier to use. The InfoPak Information System (the "System") was designed to manage voluminous databases that change often and to distribute information to remote locations where the System utilizes standard telephone lines and personal computers to distribute the information. Information is stored on an InfoCard(TM) and displayed by a hand-held InfoReader(TM). The System has been designed to provide the owners and publishers of the information many levels of security to ensure that piracy and unauthorized use does not occur. In essence, InfoPak distributes data electronically then repackages directories onto InfoCards(TM) to be used in InfoReaders(TM). In many cases, InfoPak provides key business information to the end user in just a few seconds when, historically, that process took days or even weeks.

    All of InfoPak's programming and hardware design is accomplished by the Company while its hardware, including both the InfoReader(TM) and InfoCard(TM), are manufactured via turnkey agreements and strategic alliances by outside vendors. InfoPak currently produces and markets the System to the residential real estate agent marketplace as the InfoPak Portable MLS and to the automotive industry as an electronic automotive pricing guidebook which has been named AutoPak(TM). The Portable MLS application is sold to realtors as an option to the printed Multiple Listing Service Directory and the automotive application is sold to auto dealers, auto brokers and banks as an electronic alternative to the printed Kelley Blue Book automotive pricing guide. The InfoCard(TM) stores the data and the operating program for each of these respective applications for portable access via the InfoReader(TM).

    The Company has been dependent upon the proceeds of the sale of its securities, loans, and revenues from operations which include proceeds from the sale of DV3D(R) print products, InfoReader's and monthly licensing revenue for InfoPak Systems, to conduct its business. There can be no assurance that the Company will generate sufficient revenues from the sale of its products and services necessary to maintain its cost structure or achieve profitability.





                                       (3)

Marketing

    DVG is marketing commercial and promotional applications of its DV3D(R) print products to all users of graphic arts. Some of the applications of DV3D(R) print products are packaging, book and magazine covers and inserts, CD covers, trading cards, games, and greeting cards. Other proposed markets include point-of-sale materials and displays, direct mail, specialty advertising, premium incentives, trade show exhibits, and special events promotion.

    DVG uses its own employees and independent sales agents in marketing its products. The independent sales agents are paid on a commission basis for orders shipped, accepted and for which payment has been received. DVG also sells its products to independent marketing organizations. During fiscal year 1995, DVG entered into exclusive sales and marketing agreements with independent sales and marketing organizations. During the last fiscal year, the Company sold principally through one sales and marketing organization and is now selling to a variety of customers through its own internal sales and marketing organization as well as a number of independent sales organizations. DVG, during the first quarter of fiscal 1997, shipped 50,000 three dimensional images to a major credit card service company and currently has other purchase orders including an order for 50,000 Animotion(TM) images with a large toy distributor which the Company believes will ultimately be expanded to a 520,000 image order as well as an agreement in principal for 1,000,000 images for a series of NHL and NBA DV3D(R) images.

    To date, InfoPak has grown its business primarily through the use of outside distributors. The objective has been to develop a wide-spread distribution network in order to establish broad based customer acceptance in real estate as well as other markets. Using this method of marketing, operations have been established in over sixty cities in the United States and Canada for the MLS product. Expansion has been steady and is expected to continue during the foreseeable future.

    Presently, each distributor under contract with InfoPak receives a specific marketing territory that may cover anywhere from one city to many cities. Territories are granted based upon the distributor's financial strength, real estate industry experience, performance goals, and initial purchase commitments. The distributor maintains rights to operate in its assigned territory as long as it meets the performance benchmarks outlined in its distribution agreement with InfoPak. Although these benchmarks vary from one distributor to another, they normally encompass inventory purchase requirements which is one of InfoPak's sources of revenue.

    InfoPak's current revenues are primarily generated in two ways: 1) through the sale of new Portable MLS InfoReaders(TM) to the distributor and 2) through ongoing licensing revenue collected from the distributor for each InfoPak Portable MLS InfoReader(TM) in operation. The licensing fee is assessed for ongoing MLS data delivery, system support, and system maintenance, and normally begins the thirteenth month following activation of an InfoReader(TM). Distributors, in turn, either lease or sell the InfoReaders(TM) to the end customer (normally realtors), collecting monthly licensing fees for ongoing support in all cases. A portion ($6.00 to $8.33) of that fee, per month per InfoReader(TM) in use, is monthly revenue to InfoPak. Beginning in January of 1997, InfoPak will begin collecting monthly licensing revenue on the majority of InfoPak's existing customer base who currently use the Portable MLS. Expansion of the customer base for the Portable MLS has been steady and is expected to continue to grow during the foreseeable future as a result of an expanding and more decentralized distributor base that are highly motivated and customer service oriented.

    InfoPak recently successfully completed a market test of its electronic automotive pricing guidebook, referred to as the AutoPak(TM), which was conducted in conjunction with Kelley Blue Book. Based on the successful completion of the test, InfoPak expects shortly to conclude a national agreement with Kelley Blue Book allowing for expansion from the Phoenix Arizona Metropolitan Area, where the initial test was conducted, to the majority of the Kelley Blue Book market areas. Inasmuch as the AutoPak(TM) product


                                       (4)
uses the same InfoReader(TM) hardware as the Portable MLS, InfoPak will generate additional revenue from hardware sales as well as ongoing fees assessed per bi-monthly update of Kelley Blue Book data. Additionally, InfoPak is currently working to further expand the AutoPak(TM) product to include other major suppliers of automotive pricing data, over the next six to twelve months.


Production

    DVG controls or supervises all phases of the production of the Company's DV3D(R) print products from the stereoscopic and/or animation photography and proprietary image compositing through the color separation and printing.

    There are four basic phases of the manufacturing process, the multiple image stereoscopic and/or animation photography, the multiple image compositing of the DV3D(R) image to create a master transparency, the color separation of the master transparency and the printing of the separated image on polymer based lenticular material. Lenticular material is a plastic optical material that allows the three-dimensional and/or animation image to be viewed without the use of any viewing apparatus such as glasses, hoods, etc. The process involves, in part, the taking and then compositing of numerous photographs of a subject in order to create a single stereoscopic and/or animation master image. The technology involves a computer controlled camera mounted on a micropositioning mechanism and imaging system taking numerous photographs of a subject. The camera is mobile and takes photographs from various positions and angles. The photos are then composited in a clean room/photo laboratory to create a single stereoscopic and/or animation master transparency. The present stereoscopic photographic system used by the Company can only produce an image of stationary objects. The DV3D(R) image is then sent to a commercial separator and printer where the master image, with the use of the Company's proprietary methods and knowledge, is separated and, through the lithographic process, printed on a polymer based lenticular material which focuses the multi-dimensional images. The Company produces the multi-image, stereoscopic and/or animation photography and compositing of the DV3D(R) image for the master transparency at its facilities in Philadelphia, Pennsylvania. Proprietary color separation and printing are done under the supervision of the Company with third-party vendors.

    The polymer based lenticular material on which the DV3D(R) image is printed is supplied by producers in the petrochemical and plastic fabricating industries. The DV3D(R) image is printed on the polymer based lenticular material by commercial lithographic printing processes. In the printer's pre-press preparation stage, state-of-the-art computerized photo equipment is necessary because production specifications for the DV3D(R) image require ultraaccurate tolerances. The Company has established working arrangements with third-party separators and a printer on a per order basis.

    InfoPak's products are manufactured by a third party pursuant to a Turnkey Agreement with Elamex, S.A. de C.V. The Turnkey Agreement provides for the manufacture of the portable InfoReader(TM) products whereby creditworthy purchase orders are placed directly through InfoPak with Elamex. Receivables are assigned to a lockbox and upon receipt are distributed in accordance with the costs of goods as agreed upon between InfoPak and Elamex.

Patents, Trademarks and Proprietary Protection

    In November 1988 concurrent with the initial public offering of its securities, the Company was assigned the rights to a patent, "Method and Apparatus For Stereoscopic Photography." However, because applications were not filed on a timely basis in other countries, except Canada, prior to the patent being issued and before the Company's acquisition of the patent rights, patent applications cannot be filed in any other country. The patent covers a method and apparatus for taking three-dimensional pictures of an object in which a plurality of cameras are used, or a single camera is operated sequentially, on a side by


                                       (5)
side basis to take a plurality of separate pictures of the same object. In September of 1990, the Company was issued an additional patent, Electronic (digitalized) Method and Apparatus For Stereoscopic Photography", which can be used on the Company's photographic process.

    In February 1993, certain officers of InfoPak sold and assigned technology as set forth in a patent application "System and Method for Providing Data and Program Code to a Card for Use by a Reader" to InfoPak. In August 1993, certain officers of InfoPak sold and assigned certain technology as set forth in a patent application "System and Method for Credit Card Verification System" to InfoPak. In September 1996, certain officers of InfoPak assigned certain technology as set forth in both of the following patent applications "Audio System for a Toy" and "Audio and Visual Collector Card System" to InfoPak. InfoPak also has a patent application "Electronic Telephone Directory with Interchangeable Listings". All patent applications are pending before the United States Patent and Trademark office. The Company enters into confidentiality agreements with all persons and entities who or which may have access to its technology. However, no assurance can be given that such agreements, the patents or any additional patents which may be issued to the Company will prevent third parties from developing similar or competitive technology. There can be no assurance that the patents will provide the Company with any significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of its patents, or if instituted that any such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial. In addition, no assurance can be given that the Company will have sufficient resources to either institute or defend any action, suit or other proceeding by or against the Company with respect to any claimed infringement of patent or other proprietary rights. In the event that the Company should lose, in the near future, the protection afforded by the patents and any future patents, such event could have a material adverse effect on the Company's operations. Furthermore, there can be no assurance that the Company's technologies will not infringe patents or other rights owned by others, licenses to which may not be available to the Company.

    The Company has registered the DV3D(R) trademark and has recently applied to register the Animotion(TM) mark with the United States Patent and Trademark office.

Competition

    Other processes currently are available which allow a viewer to perceive an image in three-dimension, including those which employ stereoglasses and viewing hoods and other processes, such as holograms and other three-dimensional image systems, which do not require the use of viewing apparatus. The Company is aware of at least three companies which manufacture equipment capable of producing traditional three-dimensional images for commercial or consumer use, all of which have substantially greater financial and other resources than the Company. Various systems exist for taking traditional three-dimensional photographs, including a system providing for the taking of two pictures from different angles using filters, requiring glasses for viewing and the use of a plurality of cameras spaced side by side or in an arc around the subject. Holographic and other stereoscopic techniques, when perfected, may result in three-dimensional images which will be directly competitive with the Company's products. Further, the Company's products are substantially more expensive than conventional, high quality, two-dimensional prints and for this reason, high quality, conventional processes and methods may be favored for many, if not most, illustration and advertising contexts. Certain of the Company's competitors, who may have substantially greater financial and organizational resources than the Company have developed three--dimensional processes, such as Optigraphics, Inc., and National Graphics, which compete with the Company's products.

    Management of InfoPak believe that no other product competes directly with the InfoPak Portable MLS or the AutoPak(TM) because of the single application function and low cost provided to its subscribers. However, many companies with far greater resources than InfoPak offer palm-top and lap-top computers


                                       (6)
for use with Multiple Listing Service Systems. No assurance can be given that such other companies may not redesign their products specifically for the real estate niche market that InfoPak sells its Portable MLS.


Employees

    The Company has 14 employees. DVG employs 5 persons, 1 of whom is an executive officer. InfoPak employs 9 persons, 8 of whom work full time, and 1 of whom is an executive officer.




                                       (7)

Consolidated Selected Financial Data

    Set forth below is selected financial data derived from the Company's consolidated financial statements, some of which appear elsewhere in this report. This data should be read in conjunction with the consolidated financial statements, some of which are included elsewhere in this report.

==========================================================================================================================
                                    Year Ended        Year Ended       Year Ended        Year Ended        Year Ended
                                   June 30, 1996     June 30, 1995    June 30, 1994    June 30, 1993     June 30, 1992
--------------------------------------------------------------------------------------------------------------------------
Operation revenue                   $1,083,897         $134,028           $ -0-            $ -0-           $ 166,385
--------------------------------------------------------------------------------------------------------------------------
Net Loss                           ($2,035,647)      ($1,192,332)     ($1,069,642)      ($1,327,258)      ($4,033,997)
--------------------------------------------------------------------------------------------------------------------------
Net Loss per share of
common stock                          ($.12)            ($.07)           ($.07)            ($.10)            ($.39)
--------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
--------------------------------------------------------------------------------------------------------------------------
Working Capital (deficit)             $9,528          ($138,013)        ($85,149)        ($305,014)        ($297,463)
--------------------------------------------------------------------------------------------------------------------------
Total Assets                        $1,408,919         $451,237         $449,725          $636,133         $2,870,149
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities                    $673,058         $2,502,230       $1,464,861         $692,027         $2,273,631
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
(deficiency)                         $735,861        ($2,050,993)     ($1,015.136)       ($55,894)          $596,518
==========================================================================================================================


ITEM 2.  DESCRIPTION OF PROPERTY

    DVG leases approximately 5,485 rentable square feet, for its marketing and technical operations in Philadelphia, PA. The term of the lease, which has early termination provisions, is five years, expiring on February 28, 1999. The annual fixed rent of $23,595 for the first year, $58,963 in year two, $60,335 in year three, $61,706 in year four and $63,077 in the fifth year.


    InfoPak rents approximately 1,800 square feet of office space in Phoenix, Arizona. The monthly rent is $1,227 on a month to month basis which includes electricity.

    The Company is planning to consolidate the Philadelphia and Phoenix offices, in Phoenix, which will necessitate larger quarters in Phoenix. The consolidation will, however, reduce the overall rent and related expenses currently being paid by the Company.


ITEM 3.  LEGAL PROCEEDINGS.  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth fiscal quarter of 1996.



                                       (8)

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The principal market for the Company's Common Stock is the National Association of Securities Dealers, Inc. over-the-counter market, on the Electronic Bulletin Board. The trading symbol for the Common Stock is "DVGL.U".

  Set forth below are the high and low bid prices for the Company's Common Stock by the Company's fiscal quarters beginning July 1, 1995 as quoted by the National Quotation Bureau. The prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                  Fiscal 1995          High      Low
                  -----------         -----     ----
                  First Quarter       $ .41     $ .19
                  Second Quarter      $ .47     $ .22
                  Third Quarter       $ .44     $ .19
                  Fourth Quarter      $ .75     $ .19

                  Fiscal 1996
                  -----------
                  First Quarter       $2.76     $ .75
                  Second Quarter      $1.87     $ .50
                  Third Quarter       $1.00     $ .32
                  Fourth Quarter      $ .75     $ .20

                  Fiscal 1997
                  -----------
                  First Quarter       $ .32     $ .11

Holders

    As of September 30, 1996, the number of stockholders of record was 384, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 4000 stockholders in total.

Dividends

    The company has paid no dividends since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

    Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company's Series B Convertible Preferred Stock, a 8% annual dividend is due and owing. As of June 30, 1996, the Company has not declared dividends on preferred stock. The unpaid cumulative dividends totaled approximately $245,800. See Note 10 of Notes to Consolidated Financial Statements.


                                       (9)

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

    On April 25, 1995, substantially all of the long term note holders agreed to defer all interest payments on the notes until the notes mature beginning in fiscal year 1997, or upon the consummation of long term financing and/or strategic partner relationship, to convert the notes and accrued interest into 8% Series B Convertible Preferred stock through the exercise of the Series B Redeemable Warrants.

Results of Operation

    During the fiscal year ended June 30, 1995, the Company began limited production. The net loss for the period was $1,192,332 compared with a net loss of $1,069,642 for the fiscal year ended June 30, 1994. For the period the Company paid consulting fees and expenses of approximately $235,000 which were not related to research and development and consulting fees of approximately $137,720 relating to research and development. Salaries totaled approximately $243,000 during the period. Other expenses during the period included outside production costs consisting of plastic, printing and separating of approximately $117,000, travel and related expenses of approximately $62,000 and approximately $72,000 for office rent and utilities expenses. Professional fees for the period were approximately $46,000. Interest expense for the period totaled approximately $208,700 which includes $141,200 of accrued interest and $67,500 of additional interest relating to the issuance of warrants.

    Revenues for the period were approximately $135,000. Operational funding needed to fully commence operations, i.e., purchase additional inventory and equipments offer a variety of DV3D(TM) products, hire additional personnel and maintain good working relationships with third party vendors was not obtained until after the period.

    The Company's independent auditors report contains an explanatory paragraph regarding the ability of the Company to continue as a going concern.


Fiscal Years 1995 and 1996


Liquidity and Capital Resources

    As of June 30, 1996, the Company had working capital of $9,528 compared with a working capital deficiency of ($138,013) as of June 30, 1995. During the period ended June 30, 1996, the Company raised a total of $1,425,000 through the sale of its equity securities and debt in various offshore transactions and a private placement. Holders of such debt financing representing $425,000 converted their debt into shares of Common Stock during the period. Also during the period ended June 30, 1996, holders of $1,907,000 in principal amount of secured notes converted such notes into 190,700 shares of the Company's 8% Series B


                                      (10)

Convertible Preferred Stock. Interest on such secured notes totaling $262,750 was converted into 26,275 shares of the Company's Series C Convertible Preferred Stock.

    The Company expects to receive approximately $250,000 to $300,000 during fiscal year 1997 from monthly licensing fees for the InfoPak Portable MLS product. As of September 30, 1996, InfoPak has billed $42,962 of this amount and will continue to invoice its distributors on a monthly basis. The majority of the fees will begin in January 1997 pursuant to existing distribution agreements. The actual amount of such fees will be determined by the number of MLS InfoReaders in service during the year.

    As of June 30, 1996, the Company's financial position was precarious. The Company needed additional funding in order to maintain current operations and extend its product lines. The Company is still not to the point of generating sufficient revenues from operations to cover its cost structure. The Company has been funding its operations by selling its securities in private placements, offshore transactions, short-term borrowing, accruing compensation to certain employees, and sale of its products. The Company continues to discuss with outside shareholders and other third parties the raising of additional funds. The amount of third party funding, depends to some extent on the Company's revenues and cash flow from operations. Since June 30, 1996, the Company has raised $619,000 through private placement of its securities. No assurance can be given that the Company will be able to obtain additional funds in the long term necessary to maintain its existing operations. In the event the Company is not able to secure sufficient funds in a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations.

    The Company's independent auditors report contains an explanatory paragraph regarding the ability of the Company to continue as a going concern.

Results of Operations

    The net loss for the period ending June 30, 1996 was $2,035,647 compared with a net loss of $1,192,332 for the period ended June 30, 1995. The increase in the loss was caused primarily by an increase in compensation expenses such as consulting fees, professional fees and salaries. The Company also incurred a bad debt expense of $213,522 as explained below. The Company's cost of producing its DV3D(R) print products continued to be high during the period resulting in marginal gross profits for this product. Subsequently, the Company, through arrangements with new suppliers and negotiations with existing suppliers, has been able to substantially reduce the cost of producing its DV3D(R) print products with a resultant increase in its gross operating margins.

Revenues for the period ended June 30, 1996 were $1,083,897 compared to revenues of approximately $134,028 for the fiscal year ended June 30, 1995. The increase in revenues was the result of the Company commencing operations for its DV3D(R) print products and the Company's acquisition of InfoPak in September 1995. Revenues for InfoPak for the period were $522,837. Approximately 81% of such revenues were derived from two customers, one of which accounted for approximately 64%. During the period InfoPak encountered difficulties with its distribution program which resulted in much lower sales than projected which has since been resolved by changing the distributor base.

    During the period ended June 30, 1996, the Company's DV3D(R) print products were sold principally through one independent sales and marketing organization. In April 1996, the Company delivered an order to such organization but has not received any payment for it. The Company has filed a lawsuit to seek payment for the order. The amount of the order was $213,522. While the Company believes that the merits of the lawsuit are very good it has taken a bad debt allowance for the amount of the order because of its concerns about the collectibility of any reward. The Company has ceased doing business with this organization and has increased its own internal marketing organization as well as broadened its base of outside sales and marketing representatives.



                                      (11)

    The Company expects to incur operating losses through the quarter ending December 31, 1996. However, the Company has implemented a program for reducing its operating expenses and controlling its internal costs. The Company has consolidated its corporate offices in Phoenix, Arizona, and anticipates that the production facilities will also be consolidated in Phoenix by the end of the second fiscal quarter. It has placed its various engineering functions under a single engineering officer and its administrative and operations functions under a single administrative officer. The Company has also decreased its use in consultants and sought to lower its professional fees and other non-operating expenses. The Company continues to reduce its outside production costs for its DV3D(R) print products. The Company has introduced two new products, the Animotion(TM) print product and the AutoPak(TM) electronic automotive pricing guidebook product. The Company continues to rely on third party vendors for the production of its products and any disruption could have a material adverse effect on the Company's operations.


Events Subsequent to June 30, 1996

    The Company sold, through a private placement, 1,190,000 shares of the Company's common stock (restricted shares) during August and September for $119,000 ($.10 per share).

    During September and October, 1996, the Company received $500,000 from the sale of its securities, $350,000 from the sale of common stock at $.14 per share and $150,000 from the sale of a convertible debenture with a maximum conversion price of $.15 per share.


ITEM 7.  FINANCIAL STATEMENTS

    The consolidated financial statements required to be filed pursuant to this
Item 7 begins on page F-1 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 7.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.   Non applicable.




                                      (12)

                                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The directors and executive officers of the Company are as follows:


               Name                        Age                       Position
               ----                        ---                       --------
         George S. Smith (1)               62              Director, Chairman of the Board of Directors,
                                                           President and Chief Executive Officer and Chief
                                                           Financial Officer

         Sean F. Lee (1)                   56              Director, Chief Operating Officer and Executive Vice
                                                           President of Dimensional Visions Group, Ltd., and
                                                           President of InfoPak, Inc.

         Steven L. Flint, Ph.D. (2)(3)(4)  46              Director

         Hans J. Kaemmlein (2)(3)(4)       51              Director

         Robert A. Smith                   52              Director

         Thomas A. Cadez (4)               31              Director

--------------------

(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee
(4) Member of the Nominating Committee

    Mr. George S. Smith was appointed Chairman of the Board in April 1992. From April 1992 until September 12, 1995, Mr. Smith served as the Chief Executive Officer of DVG. Mr Smith was reappointed Chief Executive Officer in June 1996. From 1980 to 1988, Mr. Smith was a Senior Vice-President at Drexel Burnham Lambert. From 1988 to 1990 he was a senior Vice President at Shearson Leahman Brothers. From September 1990 until April 1992, Mr. Smith was on sabbatical for corrective back surgery. Mr. Smith is an honors graduate in economics with a minor in engineering from San Jose State University.

    Mr. Lee was appointed a Director in September 1995. Mr. Lee has served as InfoPak's President since January 1992. In April 1994, Mr. Lee co-founded and became Chairman of the Board of Directors of Auto X-ray, Inc., a privately held company (diagnostic system for American automobiles). From September 1988 until December 1991, Mr. Lee served as a director, Chief Executive officer and President of Builder's Express, a publicly held company based in San Antonio, Texas which filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in 1991.

    Dr. Flint was appointed as a Director in June 1996. Dr. Flint is a Senior Vice President, Chief Financial Officer and member of the Board of Directors of The Alexander Group, Inc., a national marketing and sales consulting firm whose clients are typically Fortune 1000 companies. Dr. Flint has been employed with The Alexander Group, Inc. since 1991. Additionally, Dr. Flint holds a Ph.D. in finance from the graduate school


                                      (13)
of business at Stanford University, has previously held the position of Chief Financial Officer and Board member of a high tech firm and has been a professor of finance. Dr. Flint is currently engaged in a number of volunteer and service organizations including sitting on the Board of The Arizona Shakespeare Festival.

    Mr. Kaemmlein was appointed as a Director in June of 1996. Mr. Kaemmlein is the Chairman, President and Chief Executive Officer of Advanced Media which specializes in the development and marketing of interactive multimedia solutions and technologies. Mr. Kaemmlein has held these positions since 1993. Previously, Mr. Kaemmlein spent over 25 years as an executive with Mercedes Benz and more recently has served as a management consultant and venture capitalist for several start-up and public companies. Mr. Kaemmlein completed his business management education in Europe.

    Mr. Robert A. Smith was appointed as a Director in July of 1996. Mr. Smith was formerly the President and Chief Executive Officer of CareerCom Corporation where he served in executive positions over a ten year period of time from 1982 to 1992. From 1992 to present Mr. Smith has been a private investor and owner of a private educational institution. He is a graduate of the University of Georgia with a degree in business Administration and Economics.

    Mr. Cadez was appointed as a Director in July of 1996. Mr. Cadez is the President and Chief Executive Officer of Spectrum Media, Inc., which is a media planning and strategic marketing firm that provides services to national retail advertisers and is based in Long Beach, California with offices in San Francisco and Dallas. Mr. Cadez has served as President and Chief Executive Officer of Spectrum Media since 1991 with several years of prior executive marketing and management experience with Media Marketing Network and Celestial Products.

    Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

    Directors are not paid a fee for their services but are reimbursed for their reasonable expenses for attending meetings of the Board and its committees. Each outside Director is eligible to receive a total of 100,000 common stock purchase warrants. The Warrants vest at the rate of 25,000 warrants per quarter and expire three (3) years after the date of grant. The exercise price is $.31 per warrant.

    The Delaware General Corporation Law permits a corporation through its Certificate of Incorporation to eliminate or limit its directors' personal liability to the corporation or its stockholders for monetary damages for breach of fiduciary duty as directors with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declarations of dividend, and transactions from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation limits its directors' liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder's right to seek non-monetary, equitable remedies such as injunction or rescission to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations and there may be instances in which no effective remedy is available.

Compliance with Section 16(a) of the Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership of Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company believes that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.




                                      (14)

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth the total compensation earned by or paid to the named executive officers by the Company for the fiscal year ended June 30, 1996.

============================================================================================================================
                                                                               LONG TERM COMPENSATION
----------------------------------------------------------------------------------------------------------------------------
                                       ANNUAL COMPENSATION                       Awards             Payouts
----------------------------------------------------------------------------------------------------------------------------
                                                                                      Securities
                                                        Other Annual   Restricted     Underlying      LTIP      All Other
                                                        Compensation  Stock Awards   Options/SARs   Payouts     Compensa-
                     Year    Salary ($)    Bonus ($)        ($)            ($)           (#)          ($)        tion ($)
----------------------------------------------------------------------------------------------------------------------------
Steven M. Peck       1996    $93,885          $0             $0            $0         1,000,000        $0           $0
(Former CEO)

George S. Smith(1)   1996    $19,200          $0             $0            $0             --           $0           $0
CEO
============================================================================================================================



==========================================================================================================================
                                       OPTIONS/SAR GRANTS IN THE FISCAL YEAR 1996
--------------------------------------------------------------------------------------------------------------------------
                                                    INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------------------------------------
                                                       Number of         % of Total
                                                       Securities       Options/SARs
                                                       Underlying        Granted to
                                                      Option/SARs       Employees in     Exercise or Base    Expiration
                   Name                     Year      Granted (#)       Fiscal Year      Price ($/Share)        Date
--------------------------------------------------------------------------------------------------------------------------
Steven M. Peck                              1996       1,000,000            100%               $.25          September,
(Former CEO)                                                                                                    2000

George S. Smith                             1996           0                 0%                 $0               --
CEO
==========================================================================================================================



1. Excludes $9,349 of travel and living expenses and $47,619 of consulting fees paid to Mr. Smith for work he completed as a consultant prior to being re-appointed Chief Executive Officer on June 15, 1996.




                                      (15)

=================================================================================================================
             AGGREGATED OPTIONS/SAR EXERCISES IN THE FISCAL YEAR 1996 AND FY-END OPTION/SAR VALUES
-----------------------------------------------------------------------------------------------------------------

                                                                      Number of Securities
                                               Shares                 Underlying Exercised         Value of
                                            Acquired on             Options/ SARs at FY-End    Unexercised In-
                                            Exercise (#)                      (#)                 the-Money
                                                           Value   Exercisable/ Unexercisable  Options/SARs at
               Name                  Year                Realized                                 FY-End ($)
-----------------------------------------------------------------------------------------------------------------
Steven M. Peck                       1996       ____         0           1,000,000 (E)             $50,000
(Former CEO)

George S. Smith                      1996       ____         0         2,669,840 (E)/O(U)          $340,000
CEO
=================================================================================================================






                                      (16)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all executive officers and directors of the Company as a group, as of September 30, 1996 and their percentage ownership of Common Stock and their percentage voting power.

====================================================================================================================
Name and Address of Beneficial Owners                                      Amount and Nature of         Percent
                                                                         Beneficial Ownership(1)       Ownership
--------------------------------------------------------------------------------------------------------------------
George S. Smith (2)                                                             6,228,550                18.02
3130 Alexis Drive
Palo Alto, CA  94304
--------------------------------------------------------------------------------------------------------------------
H. Thomas Ferstl (3)                                                            3,610,000                10.92
8761 State Street
Millington, MI  48746
--------------------------------------------------------------------------------------------------------------------
Avonwood Capital Corporation (4)                                                2,200,080                6.83
3 Radnor Corporation Center, Suite 400
Radnor, PA  19087
--------------------------------------------------------------------------------------------------------------------
Sean F. Lee (5)                                                                 1,482,160                4.83
InfoPak, Inc.
8855 N. Black Canyon Highway, Suite 2000
Phoenix, AZ  85021
--------------------------------------------------------------------------------------------------------------------
John Arrillaga (6)                                                              1,750,000                5.48
1950 Cowper Street
Palo Alto, CA  93401
--------------------------------------------------------------------------------------------------------------------
Richard Peery (7)                                                               1,750,000                5.48
2200 Cowper Street
Palo Alto, CA  94301
--------------------------------------------------------------------------------------------------------------------
James B. Salmon (8)                                                             1,810,000                5.72
1525 Lakesite Drive
Birmingham, AL  35235
--------------------------------------------------------------------------------------------------------------------
Hans J. Kaemmlein (9)                                                           1,700,000                5.29
80 Orville Drive
Bohemia, NY  11716
--------------------------------------------------------------------------------------------------------------------
Alejandro and Lida Zaffaroni (10)                                               1,469,999                4.64
4005 Miranda Avenue, Suite 180
Palo Alto, CA  94304
--------------------------------------------------------------------------------------------------------------------
All executive officers and directors as a group (6 persons) (11)                3,715,710                12.20
====================================================================================================================


(1) Except as otherwise indicated, all of the shares are owned beneficially and of record. Beneficial ownership has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended.

(2) Mr. Smith, owns 2,128,550 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants to purchase 2,600,000 shares of the Company's Common Stock and 15,000 shares of the Company's Second Series B Convertible Preferred 8% Stock which is convertible into 1,500,000 shares of the Company's Common Stock.

(3) Mr. Ferstl owns common stock purchase warrants to purchase 1,010,000 shares of the Company's Common Stock and 26,000 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 2,600,000 shares of the Company's Common Stock.

(4) Avonwood Capital Corporation owns 450,080 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants to purchase 1,750,000 shares of the Company's Common Stock.








                                      (17)

(5) Mr. Lee, a Director of the Company and President of InfoPak, Inc. owns 1,262,160 shares of the Company's Common Stock which is owned by the Lee Family Partnership of which Mr. Lee is the general partner. Also included in the amount are 7,000 shares of the Company's Series P Convertible Preferred which is convertible into 70,000 shares of the Company's Common Stock and common stock purchase warrants to purchase 150,000 shares of the Company's common stock. The warrants are for a five year period with an exercise price of $.15 per share. Also, Mr. Lee owns 19,625 shares of the Company's Series P Convertible Preferred which is being held in escrow.

(6) Mr. Arrillaga owns 250,000 shares of Common Stock and 15,000 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 1,500,000 shares of the Company's Common Stock.

(7) Mr. Peery owns 250,000 shares of Common Stock and 15,000 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 1,500,000 shares of the Company's Common Stock.

(8) Mr. Salmon owns 610,000 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants to purchase 50,000 shares of the Company's Common Stock and 11,500 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 1,150,000 shares of the Company's Common Stock.

(9) Mr. Kaemmlein owns common stock purchase warrants to purchase 200,000 shares of the Company's Common Stock and 15,000 shares of the Company's Second Series B Convertible Preferred 8% Stock, which is convertible into 1,500,000 shares of the Company Common Stock.

(10) Dr. and Mrs. Zaffaroni jointly own 249,999 shares of the Company's Common Stock and 12,200 shares of the Company's Second Series B Convertible Preferred 8% Stock which is the convertible into 1,220,000 shares of the Company's Common Stock.

(11) Does not include common stock purchase warrants to purchase in the aggregate 2,975,000 shares of the Company's Common Stock, and warrants to purchase 32,500 shares of the Company's Series B Convertible Preferred 8% Stock which would be convertible into 3,250,000 shares of the Company's Common Stock.

Stock Option Plan

    The Company has adopted a stock option plan (the "Plan") covering 500,000 shares of the Company's Common Stock, $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive as well as nonqualified stock options and Stock Appreciation Rights ("SAR'S"). The Plan, which expires in September 1998, is administered by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant and at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Nonqualified stock options may be granted on terms determined by the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the Company's Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors. No SAR's have been granted.

    As of September 30, 1996, 20,000 options were in effect. The exercise price of the options granted under the Plan to date is $.48 per share.

    1996 Equity Incentive Plan

    The Company, in June 1996. adopted the 1996 Equity Incentive Plan (the "1996 Plan") covering 10,000,000 shares of the Company's Common Stock pursuant to which employees, consultants and other persons or entities who are in a position to make a significant contribution to the success of the Company's are eligible to receive awards in the form of incentive or non-incentive options, stock appreciation rights, restricted stock or deferred stock. The 1996 Plan will terminate ten (10) years of the effective date after 1996 Plan, subject to approval of the 1996 Plan by the Company's stockholders. The 1996 Plan was deeded effective June 12, 1996. The 1996 Plan has not been approved by the Company's stockholders. Grants of awards under the 1996 Plan may be made prior to the receipt of stockholders approval, subject to such approval of the 1996 Plan. The 1996 Plan is administered by the Compensation Committee of the Board of Directors. In its discretion, the Board of Directors may elect to administer the 1996 Plan. Restricted stock entities the recipients to receive shares of the Company's Common Stock subject to such restriction and condition as the Compensation Committee may determine for no consideration or such considerations as determined by the Compensation Committee. Any participants receiving such shares will have all of the rights of a stockholder of the Company including the right to veto the shares and the right to receive dividends. Deferred stock entitles the recipients to receive shares of the Company's Common Stock in the future.

    As of September 30, 1996, 252,350 shares have been issued pursuant to this plan.

                                      (18)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    Sean F. Lee has an employment agreement with InfoPak, a wholly owned subsidiary of the Company. The term of the agreement is three years ending in September 1998. Mr. Lee's base compensation is $100,000 per year of which 40% is currently being deferred. Mr. Lee is also entitled to participate in InfoPak's Bonus Plan. The Bonus Plan is set at 10% of InfoPak's pre-tax profits. Fifty percent of the Bonus Plan is set aside for target management compensation. Mr. Lee's target compensation is $300,000 per year and his percentage of the 50% is 62%. The other 50% of the Bonus Plan is set aside for all InfoPak employees, including management. Pursuant to the Agreement, Mr. Lee was appointed to the Company's Board of Directors and the Company is required to nominate Mr. Lee to continue to serve on the Board of Directors during the term of the Agreement. Mr. Lee also received 7,000 shares of the Company's Series P Convertible Preferred Stock as a signing bonus. Each share of the Series P Convertible Preferred Stock is convertible into 10 shares of the Company's Common Stock.

    In September 1995, Mr. Lee and his spouse as a creditor of InfoPak canceled a promissory note in the amount of $170,039 in exchange for 13,702 shares of the Company's Series P Convertible Preferred Stock. In October 1995, Mr. Lee was granted common stock purchase warrants to purchase 30,000 shares of the Company's common stock. The warrants are for a five year period with an exercise price of $.15 per share.

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

    George S. Smith is paid at an annual rate of $120,000 of which one half is currently being deferred.


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

         3.4b(d)    Form of Certificate of Designation - Series S Convertible Preferred Stock

         3.4c(d)    Form of Certificate of Designation - Series C Convertible Preferred Stock

         4.1(a)     Warrant Agreement (including form of warrant)

         10.1(b)    Agreement of lease between 718 Arch Street Associates, Ltd. and registrant made as of March 1, 1994



                                      (19)

         10.2(c)    Agreement and Plan of Merger By and Among InfoPak, Inc., Certain Shareholders of InfoPak, Inc., InfoPak
                    Acquisition Co. and registrant dated September 6, 1995.

         10.3(b)    Stock Option Plan

         10.4(d)    1996 Equity Incentive Plan

         21.0(b)    Subsidiaries of the registrant

         27.0       Financial Data Schedule

    B.   Reports on Form 8-K filed: September 27, 1995 and as amended November 21, 1995.

         To report an event under Item 2 regarding the registrants' acquisition of all of the issued and outstanding capital stock of InfoPak, Inc.

--------------------------------

(a) Incorporated by reference from the registrants registration statement on Form S-1 (No. 33-24554)

(b) Incorporated by reference from the registrants' Annual Report on Form 10-KSB for the fiscal years ended June 30, 1992, 1993, 1994 and 1995

(c) Incorporated by reference from registrants' Current Report on Form 8-K dated September 27, 1995.

(d) Incorporated by reference from registrant registration statement on Form S8 (No. 333-06679).




                                      (20)

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995








            Index to Consolidated Financial Statements and Schedules
            --------------------------------------------------------



                                                                     Page
                                                                     ----
Independent Auditors' Report                                          F-2

Consolidated Financial Statements

         Balance Sheet                                                F-3

         Statements of Operations                                     F-4

         Statements of Stockholders' Equity (Deficiency)              F-5

         Statements of Cash Flows                                     F-9

         Notes to Consolidated Financial Statements                  F-11

Schedules

         Independent Auditors' Report                                F-23

         Schedule IV - Property and Equipment                        F-24

         Schedule V - Accumulated Depreciation and Amortization of
              Property and Equipment                                 F-25

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors and Stockholders
Dimensional Visions Group, Ltd. and Subsidiaries
Phoenix, Arizona


We have audited the accompanying consolidated balance sheet of Dimensional Visions Group, Ltd. and Subsidiaries (the "Company") as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Group, Ltd. and Subsidiaries at June 30, 1996 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been funding its operations by selling its securities in private placements, loans, certain employees and consultants deferring their compensation and sales of its products. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited operations and resources, which raises substantial doubt about the Company's ability to continue as a going concern. The future of the Company as an operating business will depend on (1) its ability to successfully market its product, (2) obtain sufficient capital contributions or financing as may be required to sustain its current operations and fulfill its sales and marketing activities, (3) achieving a level of sales adequate to support the Company's cost structure, and (4) to ultimately achieve a level of profitability. Management's plan concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                       GITOMER & BERENHOLZ, P.C.

Jenkintown, Pennsylvania
September 30, 1996, except for
  paragraph 2 of Note 15, as to which
  the date is October 10, 1996

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996

                                                ASSETS
                                                ------
Current assets
  Cash and cash equivalents                                                                       $       203,073
  Accounts receivable, trade, net of allowance for bad debts of $215,743                                   32,608
  Inventory                                                                                                89,458
  Prepaid supplies and expenses                                                                            32,447
                                                                                                    -------------

    Total current assets                                                                                  357,586
                                                                                                    -------------

Equipment and leasehold improvements
  Equipment                                                                                             1,891,703
  Furniture and fixtures                                                                                  143,408
  Leasehold improvements                                                                                  109,446
                                                                                                    -------------
                                                                                                        2,144,557
  Less accumulated depreciation and amortization                                                        2,007,317
                                                                                                    -------------

                                                                                                          137,240
                                                                                                    -------------
Other assets
  Goodwill, net of accumulated amortization of $152,790                                                   812,199
  Patent rights and other assets                                                                           51,505
  Deferred costs                                                                                           50,389
                                                                                                    -------------

                                                                                                          914,093
                                                                                                    -------------

    Total assets                                                                                    $   1,408,919
                                                                                                    =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

Current liabilities
  Accounts payable, accrued expenses and other liabilities                                          $     348,058
                                                                                                    -------------

    Total current liabilities                                                                             348,058
                                                                                                    -------------

Long-term debt                                                                                            325,000
                                                                                                    -------------

    Total liabilities                                                                                     673,058
                                                                                                    -------------

Commitments and contingencies                                                                          -

Stockholders' equity
  Preferred stock - $.001 par value, authorized 10,000,000 shares; issued and
     outstanding 632,207 shares                                                                               632
  Additional paid-in capital                                                                            3,503,161
                                                                                                    -------------
                                                                                                        3,503,793
  Common stock - $.001 par value, authorized 100,000,000 shares; issued and
     outstanding  26,711,657 shares                                                                        26,712
  Additional paid-in capital                                                                           13,963,359
  Deficit                                                                                             (16,758,003)
                                                                                                    -------------

    Total stockholders' equity                                                                            735,861
                                                                                                    -------------

    Total liabilities and stockholders' equity                                                      $   1,408,919
                                                                                                    ==============


                 See notes to consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1996 AND 1995






                                                                                   1996                  1995
                                                                                   ----                  ----

Operating revenue                                                              $ 1,083,897            $   134,028
Cost of sales                                                                      841,805                241,240
                                                                               -----------            -----------
Gross profit (loss)                                                                242,092               (107,212)

Operating expenses
  Engineering and development costs                                                366,650                299,267
  Marketing expenses                                                               246,704                120,359
  General and administrative expenses                                            1,569,688                460,680
                                                                               -----------            -----------

    Total operating expenses                                                     2,183,042                880,306
                                                                               -----------            -----------

Loss before other income (expenses)                                             (1,940,950)              (987,518)

Other income (expenses)
  Interest expense                                                                (111,446)              (208,717)
  Interest income                                                                   13,539                  1,318
  Gain on sale of equipment                                                          -                      2,585
  Write-off of customer deposits                                                   156,000                  -
  Amortization of goodwill                                                        (152,790)                 -
                                                                               -----------            -----------

                                                                                   (94,697)              (204,814)
                                                                               -----------            -----------

Net loss                                                                       $(2,035,647)           $(1,192,332)
                                                                               ===========            ===========

Loss per share of common stock
  Net loss                                                                     $      (.12)            $     (.07)
                                                                               ===========             ==========

Weighted average shares of common stock outstanding                             17,069,442             16,476,769
                                                                               ===========            ===========














                 See notes to consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JUNE 30, 1996 AND 1995


                                                    Preferred Stock                          Common Stock
                                                (Series A Convertible)   Additional        ($.001 Par Value)
                                                ----------------------    Paid-in        ---------------------
                                                  Shares      Amount       Capital       Shares         Amount
                                                  ------      ------       -------       ------         ------

Balance, July 1, 1994                              77,250   $      77     $772,423      16,361,098     $16,361

Issuance   of  165,000   shares  of  the
Company's  common  stock in  bonuses  to
certain  officers/   employees/directors
of the Company                                       -           -            -            165,000         165

Exercise   of   110,000    warrants   to
purchase    110,000    shares   of   the
Company's common stock @ $.01 per share              -           -            -            110,000         110

Issuance of 37,500 warrants to purchase
37,500 shares of the Company's common
stock @ $.15 per share for a five year
period commencing April, 1995  for
consultingservices rendered to the Company           -           -            -              -            -

Issuance of 500,000 warrants to purchase
500,000 shares of the Company's common
stock @ $.10 per share for a three and a
half year period commencing May, 1995                -           -            -              -            -


Issuance of 50,000 warrants to purchase
50,000 shares of the Company's common
stock @$.01 per share for a one year
period commencing May, 1995                          -           -            -              -            -

Issuance of 250,000 warrants to purchase
250,000 shares of the Company's common
stock @ $.15 per share for a five year
period commencing  May, 1995                         -           -            -              -            -


Exercise of 300,000 warrants to purchase
300,000 shares of the Company's common
stock @ $.15 per share (250,000 shares)
and $.01 per share (50,000 shares)                   -           -            -            300,000         300


Net loss                                             -           -            -               -           -
                                                   ------   ----------    --------     ------------    -------

Balance, June 30, 1995                             77,250   $       77    $772,423      16,936,098     $16,936
                                                   ======   ==========    ========      ==========     =======

                          [RESTUBBED FROM TABLE ABOVE]

                                                Additional
                                                 Paid-in
                                                 Capital         Deficit            Total
                                                 -------         -------            -----

Balance, July 1, 1994                          $11,726,027    $(13,530,024)     $(1,015,136)

Issuance   of  165,000   shares  of  the
Company's  common  stock in  bonuses  to
certain  officers/   employees/directors
of the Company                                      16,335           -               16,500

Exercise   of   110,000    warrants   to
purchase    110,000    shares   of   the
Company's common stock @ $.01 per share                990           -                1,100

Issuance of 37,500 warrants to purchase
37,500 shares of the Company's common
stock @ $.15 per share for a five year
period commencing April, 1995  for
consulting   services  rendered  to  the
Company                                              3,375           -                3,375

Issuance of 500,000 warrants to purchase
500,000 shares of the Company's common
stock @ $.10 per share for a three and a
half year period commencing May, 1995               60,000           -               60,000

Issuance of 50,000 warrants to purchase
50,000 shares of the Company's common
stock @$.01 per share for a one year
period commencing May, 1995                          7,500           -                7,500

Issuance of 250,000 warrants to purchase
250,000 shares of the Company's common
stock @ $.15 per share for a five year
period commencing May, 1995                         30,000           -               30,000

Exercise of 300,000 warrants to purchase
300,000 shares of the Company's common
stock @ $.15 per share (250,000 shares)
and $.01 per share (50,000 shares)                  37,700           -               38,000

Net loss                                              -         (1,192,332)      (1,192,332)
                                               -----------    -------------    ------------

Balance, June 30, 1995                         $11,881,927    $(14,722,356)     $(2,050,993)
                                               ===========    ============      ===========


                 See notes to consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995


                                              Preferred Stock                          Common Stock
                                            ($.001 Par Value )     Additional        ($.001 Par Value)
                                            ------------------       Paid-in         -----------------
                                            Shares      Amount       Capital       Shares         Amount
                                            ------      ------       -------       ------         ------

Balance, July 1, 1995                        77,250    $     77     $772,423      16,936,098     $16,936

Conversion of 36,750 shares of Series A
convertible preferred stock to 1,470,000
shares of the Company's common stock        (36,750)        (37)    (367,463)      1,470,000       1,470

Surrender of 3,215,000 shares of the
Company's common stock in exchange for
32,150 shares of Series S convertible
preferred stock by mainly officers and
directors                                    32,150          32      377,968      (3,215,000)     (3,215)

Sale of common stock net of offering
cost of $75,000                                -           -            -          3,000,000       3,000

Issuance of 2,750,000 warrants; in
connection with the sale of 3,000,000
shares of the Company's common stock
(1,250,000 warrants) to a financial
consultant (500,000 warrants) and to
the chief executive officer (1,000,000
warrants) to purchase the Company's
common stock (750,000 shares at $.15
per share, 500,000 shares at $.50 per
share, 500,000 shares at $.15 per share
and 1,000,000  shares at $.25 per share)
for a five year period commencing
September, 1995                                -          -            -               -            -

Exercise of 310,000 warrants to
purchase 310,000 shares of the
Company's common stock at $.01 per share       -          -            -             310,000         310

Issuance of Series P convertible
preferred stock in connection with the
merger of InfoPak, Inc., debt cancellation
and signing bonuses to certain employees
and consultant of InfoPak, Inc.             548,879         549    1,371,649           -            -

Issuance of 105,000 warrants to purchase
105,000 shares of the Company's Series
B preferred stock at $10 per share for
a three year period commencing in August
and September, 1995                            -           -           -               -            -

                          [RESTUBBED FROM TABLE ABOVE]

                                               Additional
                                                Paid-in
                                                Capital         Deficit            Total
                                                -------         -------            -----

Balance, July 1, 1995                         $11,881,927    $(14,722,356)     $(2,050,993)

Conversion of 36,750 shares of Series A
convertible preferred stock to 1,470,000
shares of the Company's common stock              366,030           -                -

Surrender of 3,215,000 shares of the
Company's common stock in exchange for
32,150 shares of Series S convertible
preferred stock by mainly officers and
directors                                        (374,785)          -                -

Sale of common stock net of offering
cost of $75,000                                   672,000           -              675,000

Issuance of 2,750,000 warrants; in
connection with the sale of 3,000,000
shares of the Company's common stock
(1,250,000 warrants) to a financial
consultant (500,000 warrants) and to
the chief executive officer (1,000,000
warrants) to purchase the Company's
common stock (750,000 shares at $.15
per share, 500,000 shares at $.50 per
share, 500,000 shares at $.15 per share
and 1,000,000  shares at $.25 per share)
for a five year period commencing
September, 1995                                   100,000           -              100,000

Exercise of 310,000 warrants to
purchase 310,000 shares of the
Company's common stock at $.01 per share            2,790           -                3,100

Issuance of Series P convertible
preferred stock in connection with the
merger of InfoPak, Inc., debt cancellation
and signing bonuses to certain employees
and consultant of InfoPak, Inc.                     -               -            1,372,198

Issuance of 105,000 warrants to purchase
105,000 shares of the Company's Series
B preferred stock at $10 per share for
a three year period commencing in August
and September, 1995                                 -               -                -

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995


                                              Preferred Stock                          Common Stock
                                            ($.001 Par Value )     Additional        ($.001 Par Value)
                                            ------------------       Paid-in         -----------------
                                            Shares      Amount       Capital       Shares         Amount
                                            ------      ------       -------       ------         ------

Issuance of 14,500 warrants to purchase
14,500 shares of the Company's common
stock at $.01 per share for a one year
period commencing in August and
September, 1995                                -           -           -               -            -

Issuance of 150,000 warrants to a
director to purchase 150,000 shares of
the Company's common stock at $.15 per
share for a five year period  commencing
October, 1995                                  -           -           -               -            -

Secured noteholders exercised their
Series B warrants to purchase 190,700
shares of Series B convertible preferred
stock (175,700 on October 1, 1995 and
15,000 on February 22, 1996 by a director)  190,700         191    1,906,809           -            -

Secured noteholders converted $262,750
of interest due on the notes into
26,275 shares of Series C convertible
preferred stock                              26,275          26      262,724           -            -

Conversion of 29,000 shares of Series S
convertible preferred stock to
2,900,000 shares of the Company's
common stock                                (29,000)        (29)    (356,471)      2,900,000       2,900

Conversion of 174,442 shares of Series
P convertible preferred stock to
1,744,420 shares of the Company's
common stock                               (174,442)       (174)    (435,931)      1,744,420       1,745


Conversion of 2,855 shares of Series C
convertible preferred stock to 28,500
shares of the Company's common stock         (2,855)         (3)     (28,547)         28,550          29

Issuance of 100,000 warrants to purchase
the Company's common stock at $.50 per
share for a five year period commencing
March, 1996, for services in
connection with debenture financing               -           -            -               -           -

Issuance of 390,000 warrants to purchase
the Company's common stock at $.15 per
share (290,000 warrants) and $.50 per
share (100,000 warrants) for a five year
period commencing May, 1996
for financial consulting services                 -           -            -               -           -

                          [RESTUBBED FORM TABLE ABOVE]

                                              Additional
                                                Paid-in
                                                Capital         Deficit            Total
                                                -------         -------            -----

Issuance of 14,500 warrants to purchase
14,500 shares of the Company's common
stock at $.01 per share for a one year
period commencing in August and
September, 1995                                     -               -                -

Issuance of 150,000 warrants to a
director to purchase 150,000 shares of
the Company's common stock at $.15 per
share for a five year period  commencing
October, 1995                                       7,500           -                7,500

Secured noteholders exercised their
Series B warrants to purchase 190,700
shares of Series B convertible preferred
stock (175,700 on October 1, 1995 and
15,000 on February 22, 1996 by a director)          -               -            1,907,000

Secured noteholders converted $262,750
of interest due on the notes into
26,275 shares of Series C convertible
preferred stock                                     -               -              262,750

Conversion of 29,000 shares of Series S
convertible preferred stock to
2,900,000 shares of the Company's
common stock                                      353,600           -                -

Conversion of 174,442 shares of Series
P convertible preferred stock to
1,744,420 shares of the Company's
common stock                                      434,360           -                -


Conversion of 2,855 shares of Series C
convertible preferred stock to 28,500
shares of the Company's common stock               28,521           -                -

Issuance of 100,000 warrants to purchase
the Company's common stock at $.50 per
share for a five year period commencing
March, 1996, for services in
connection with debenture financing                 -               -                -

Issuance of 390,000 warrants to purchase
the Company's common stock at $.15 per
share (290,000 warrants) and $.50 per
share (100,000 warrants) for a five year
period commencing May, 1996
for financial consulting services                  54,600           -               54,600

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995


                                              Preferred Stock                           Common Stock
                                             ($.001 Par Value)      Additional       ($.001 Par Value)
                                            ------------------       Paid-in         -----------------
                                            Shares      Amount       Capital       Shares         Amount
                                            ------      ------       -------       ------         ------

Issuance of 500,000 warrants to purchase
the Company's common stock at $.31 per
share for a three year period commencing
June, 1996 in connection
with the debenture financing                   -           -            -               -           -

Conversion of the debenture financing
to 3,495,239 shares of the Company's
common stock                                   -           -            -          3,495,239       3,495

Issuance of 20,000 warrants to purchase
the Company's common stock at $.50 per
share for a four year period commencing
June, 1996, for consulting services to
the Company                                    -           -            -               -           -

Issuance of 42,350 shares of the
Company's common stock at $.26 per
share for consulting services to the
Company                                        -           -            -             42,350          42


Net loss                                       -           -            -               -          -
                                          ---------------------    ----------------------------------------

Balance, June 30, 1996                      632,207      $  632    $3,503,161     26,711,657     $26,712
                                            =======      ======    ==========     ==========     =======

                          [RESTUBBED FROM TABLE ABOVE]

                                             Additional
                                               Paid-in
                                               Capital         Deficit            Total
                                               -------         -------            -----

Issuance of 500,000 warrants to purchase
the Company's common stock at $.31 per
share for a three year period commencing
June, 1996 in connection
with the debenture financing                        -               -                -

Conversion of the debenture financing
to 3,495,239 shares of the Company's
common stock                                     423,947            -             427,442

Issuance of 20,000 warrants to purchase
the Company's common stock at $.50 per
share for a four year period commencing
June, 1996, for consulting services to
the Company                                        1,900            -               1,900

Issuance of 42,350 shares of the
Company's common stock at $.26 per
share for consulting services to the
Company                                           10,969            -              11,011


Net loss                                            -         (2,035,647)      (2,035,647)
                                             -----------    ------------     ------------

Balance, June 30, 1996                       $13,963,359    $(16,758,003)    $    735,861
                                             ===========    ============     ============

                See notes to consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1996 AND 1995


                                                                        1996            1995
                                                                        ----            ----

Operating activities
  Net loss                                                           $(2,035,647)   $(1,192,332)
  Adjustments to reconcile net loss to net cash used in operating activities
      Compensation paid to officers/employees through issuance of
          warrants and common stock                                        7,500         16,500
      Interest paid through issuance of warrants                             -           67,500
      Consulting service paid through issuance of warrants and
        common stock                                                     167,511          4,625
      Depreciation and amortization of property and equipment             87,491        150,491
      Amortization of other assets and deferred costs                     20,762          4,074
      Amortization of goodwill                                           152,790            -
      Gain on sale of equipment                                              -           (2,584)
      Changes in assets and liabilities which provided (used) cash
        Accounts receivable, trade                                        (5,051)       (18,690)
        Inventory                                                         51,378         12,634
        Prepaid expenses and deposit                                      10,914          3,118
        Accounts payable, accrued expenses and other liabilities
          (including accrued interest classified as long term)          (108,012)       281,769
                                                                     -----------    -----------

  Net cash used in operating activities                               (1,650,364)      (672,895)
                                                                     -----------    -----------

Investing activities
  Cash acquired in acquisition                                           275,632            -
  Proceeds from sale of equipment                                            -            3,107
  Purchase of equipment                                                  (40,360)       (16,374)
  Capitalized legal fees related to acquisition                          (36,866)           -
  Deposits                                                                (1,041)           -
                                                                     -----------    -----------

  Net cash provided by (used in) investing activities                    197,365        (13,267)
                                                                     -----------    -----------

Financing activities
  Proceeds from
    Sale of common stock net of offering costs $75,000                   675,000            -
    Issuance of common stock in connection with the exercise of
       warrants                                                            3,100         39,100
    Borrowings net of deferred costs $20,000 and payment of
      note $50,000                                                       750,000        757,000
                                                                     -----------    -----------

  Net cash provided by financing activities                            1,428,100        796,100
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                     (24,899)       109,938

Cash and cash equivalents, beginning of year                             227,972        118,034
                                                                     -----------    -----------

Cash and cash equivalents, end of year                               $   203,073    $   227,972
                                                                     ===========    ===========

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                             $     7,500    $       -
                                                                     ===========    ===========

  Issuance of common stock in connection with officers/employees
    stock bonus                                                      $       -      $    16,500
                                                                     ===========    ===========
  Issuance of warrants in connection with
    Consulting service                                               $   167,511    $    33,375
                                                                     ===========    ===========
    Financing                                                        $       -      $    67,500
                                                                     ===========    ===========
    Compensation                                                     $     7,500    $       -
                                                                     ===========    ===========

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995



Supplemental disclosure of non-cash investing and financing activities for fiscal year 1996:

         1,470,000 shares of the Company's common stock was issued as a result of the conversion of 36,750 shares of Series A Convertible Preferred Stock valued at $367,500.

         In August, 1995 in connection with the sale of 3,000,000 shares of the Company's common stock to third parties, certain stockholders, consisting mainly of officers and directors, surrendered 3,215,000 of the Company's common stock in exchange for 32,150 shares of Series S Preferred Stock valued at $378,000. In March, 1996, after the stockholders approved an increase in the number of authorized common stock shares, 29,000 shares of Series S Preferred Stock was converted back to 2,900,000 shares of the Company's common stock valued at $356,500.

         The Company acquired all of the outstanding common stock of InfoPak, Inc. for 500,000 shares of Series P Convertible Preferred Stock ("Series P Preferred") valued at $1,250,000. At the date of acquisition, InfoPak's assets were valued at $503,944, (including cash of $275,632), and its liabilities at $103,590. The Company also issued 31,379 shares of Series P Preferred valued at $78,448 in exchange for the cancellation of debt of certain shareholders of InfoPak. The Company accounted for this transaction as a purchase and, accordingly, recorded goodwill of $964,989.

         Certain InfoPak employees under contract and a consultant also received 17,500 shares of Series P Convertible Preferred Stock from the Company (valued at $43,750) as a signing bonus. The Company also issued 150,000 of warrants, to purchase the Company's common stock at $.15 per share, to an officer of InfoPak, which were valued at $7,500 and expensed.

         The Company issued 500,000 common stock warrants to a financial consultant which were valued at $100,000 and expensed.

         The Company issued 3,495,239 shares of the Company's common stock in connection with the conversion of approximately $425,000 of convertible debentures to common stock under a Regulation S Securities Subscription Agreement.

         1,744,420 shares of the Company's common stock was issued as a result of the conversion of 174,442 shares of Series P Convertible Preferred Stock valued at $436,105.

         190,700 shares of Series B Convertible Preferred Stock was issued as a result of conversion of $1,907,000 of secured notes and 26,275 shares of Series C Convertible Preferred Stock was issued as payment for $262,750 of accrued interest on secured notes.

         28,550 shares of the Company's common stock was issued as a result of conversion of 2,855 shares of Series C Convertible Stock valued at $28,550.

         42,350 shares of the Company's common stock was issued to consultants for services valued at $11,011.

         The Company issued 410,000 common stock warrants for consulting services provided to the Company which were valued at $56,500 and expensed.




                 See notes to consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1996 AND 1995




Note 1:           Summary of Significant Accounting Policies

                  Description of Business, Financing and Basis of Financial Statement Presentation

                  Dimensional Visions Group, Ltd. (the "Company" or "DVGL") was incorporated in Delaware on May 12, 1988. The Company was a development stage company through June 30, 1994 and had an accumulated deficit during the development stage of $13,530,024. The Company produces and markets lithographically printed stereoscopic prints commonly referred to as three-dimensional prints, as well as lithographically printed animation which the Company has termed Animotion.(TM)

                  The Company, on September 12, 1995 completed the acquisition of InfoPak, Inc. which manufacturers and markets hardware and software information and audio playback systems and method products and programs.

                  The Company has financed its development through the sale of its securities, loans and sale of surplus equipment and by certain employees and consultants deferring their compensation and sale of products. The Company has had limited sales of its products during the year ended June 30, 1996. Even though the sales have significantly increased over the prior years the volume of business is not sufficient to support the Company's cost structure.

                  Liquidity and Capital Resources

                  The Company has incurred losses since inception of $16,758,003, and has limited working capital of $9,528 as of June 30, 1996. The future of the Company as an operating business will depend on (1) its ability to successfully market its product, (2) obtain sufficient capital contributions or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieving a level of sales adequate to support the Company's cost structure, and (4) to ultimately achieve a level of profitability. Management's plan to address these issues includes (a) substantially increasing marketing efforts of the Company's products and increasing sales results, (b) exercise tight cost controls to conserve cash, (c) raise additional long term financing, (d) evaluate possible merger or acquisition opportunities, and (e) alliances or joint venture agreement opportunities.

                  The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The Company expects to incur expenditures to further expand the lithographic market. The working capital at June 30, 1996, plus the limited revenue will not be sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources or substantially modify its operating costs to enable it to continue operations with available resources. Management plans include the sale of additional equity securities, establishing alliance or other joint venture arrangements with entities interested in and resources to support the Company's current products, or other business transactions which will generate sufficient resources to assure continuation of the Company's operations.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995




Note 1:           Summary of Significant Accounting Policies (Continued)

                  Liquidity and Capital Resources (Continued)

                  Further, there can be no assurances, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing or enter into such business alliance, management will be required to sharply curtail the Company's lithographic product and curtail its overall operations.

                  Consolidation Policy

                  The consolidated financial statements include the accounts of DVGL and its wholly-owned subsidiaries, InfoPak, Inc. (acquired September 12, 1995) DVG Plastics, Inc., Digital Dimensions, Inc. and DV3D Images, Inc. As of June 30, 1996, all of the wholly-owned subsidiaries are inactive, except for InfoPak, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

                  Inventory

                  Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists of raw materials of $68,088 and finished goods of $21,370.

                  Equipment and Leasehold Improvements and Depreciation and Amortization

                  Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided by the use of the straight-line method over the estimated useful lives of the assets as follows:

                       Equipment                     5 - 7 years
                       Furniture and fixtures        5 years
                       Leasehold improvements        Term of the initial
                                                      operating lease (5 years)

                  Patent Rights

                  Costs incurred to acquire patent rights and the related technology are amortized over the shorter of the estimated useful life or the remaining term of the patent rights. In the event that the costs of patent rights and/or acquired technology are abandoned, the write-off will be charged to expenses in the period the determination is made to abandon them.

                  Goodwill

                  The excess of the cost over the net assets acquired relates to the acquisition of InfoPak, Inc. The goodwill is being amortized over five years.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995

Note 1:           Summary of Significant Accounting Policies (Continued)


                  Engineering and Development Costs

                  The Company charges to engineering and development costs all items of a non-capital nature related to bringing "significant" improvement to its product. Such costs include salaries and expenses of employees and consultants, the conceptual formulation, design, and testing of the products and creation of prototypes. All such costs of a capital nature are capitalized.

                  Income Taxes

                  Deferred income taxes reflect the net effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.

                  Employer's Accounting for Post Employment Benefits

                  Employers Accounting for Post Employment Benefits Statement of Financial Accounting Standards No. 112, Employers Accounting for Post Employment Benefits (SFAS No. 112), establishes accounting standards for post employment benefits and requires either the accrual of the obligation or disclosure, depending upon the circumstances, for the cost of benefits provided to former or inactive employees after employment or before retirement. The Company adopted SFAS No. 112 during the first quarter of 1995. Such adoption had no effect on the Company's operations or financial position, since the Company does not have any post-retirement benefits.

                  Net Loss Per Share of Common Stock

                  Net loss per share of common stock is based on the weighted average of shares of common stock outstanding. Outstanding warrants or options are not considered in the calculation of net loss per share of common stock, as they would have an anti-dilutive effect.

                  Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995

Note 2:           Acquisition


                  On September 12, 1995, the Company acquired all the outstanding common stock of InfoPak, Inc. in exchange for 500,000 shares of Series P Convertible Preferred Stock valued at $1,250,000. The fair value of the InfoPak assets acquired was $503,944 (originally reported in previously filed quarterly financial statements at $442,769 and subsequently adjusted at year end by $61,175), which included $275,632 of cash, and the liabilities assumed equaled $103,590. The Company also issued 31,379 shares of Series P Convertible Preferred Stock valued at $78,448, in exchange for the cancellation of certain Series P Convertible Preferred Stock valued at $78,448, in exchange for the cancellation of certain notes payable, including related accrued interest, due to certain shareholders of InfoPak. The Company has accounted for this transaction as a purchase and, accordingly, resulted in the Company recording goodwill of $964,989, which will be amortized over five years.

                  In addition, certain employees under contract and a consultant received 17,500 shares of Series P Convertible Preferred Stock valued at $43,750 as signing bonuses, which are being amortized over the term of the contracts.

                  The following proforma results are unaudited and were prepared under the assumption that the transaction was effective at the beginning of each year presented.

                                                      1996            1995
                                                      ----            ----

                      Sales                       $ 1,657,895     $ 2,334,025
                      Net loss                     (2,374,803)     (1,697,191)
                                                  -----------     -----------

                      Net loss per share          $      (.14)    $      (.10)
                                                  ===========     ===========


Note 3:           Cash and Cash Equivalents

                  The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

                  Cash and cash equivalents as of June 30, 1996 are summarized as follows:

                      Cash on hand                                 $        123
                      Cash in bank                                       25,971
                      Money market account                              176,979
                                                                   ------------

                                                                   $    203,073
                                                                   ============

                  The Company maintains its cash in banks located in Pennsylvania, Arizona and California. The total cash balances are insured by the FDIC up to $100,000 per financial institution. As of June 30, 1996, there were no uninsured balances.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995

Note 4:           Patent Rights and Other Assets and Deferred Costs


                      Patent rights                                 $ 58,426
                      Organization costs                               2,000
                      Deposits                                         7,682
                      Trademark                                          225
                                                                   ---------
                                                                      68,333
                      Less accumulated amortization                   16,828
                                                                   ---------

                        Total                                       $ 51,505
                                                                    ========

Note 5:           Deferred Costs

                      Deferred  compensation relating to signing
                      bonuses to certain employees and consultant
                      of InfoPak, Inc. (see Note 2)                 $ 31,380

                      Deferred debt cost                              19,009
                                                                    --------

                                                                    $ 50,389
                                                                    ========

Note 6:           Accounts Payable, Accrued Expenses and Other Liabilities

                      Accounts payable                              $118,525
                      Accrued expenses
                        Interest                                       3,684
                        Salaries                                     111,449
                        Consulting fees                               88,000
                      Customer deposits                               26,400
                                                                    --------

                        Total                                       $348,058
                                                                    ========

Note 7:           Long-Term Debt

                  As of June 30, 1996 long-term debt consisted of the following:

                         5% convertible debenture due August 1, 1997                           $250,000(1)
                         10% secured notes due in January and February, 1998                     75,000(2)
                                                                                              ---------
                                                                                               $325,000
                                                                                               ========

                  The long-term debt is classified as long term with the entire obligation being due during fiscal year ending in June 30, 1998.

                      (1) During July through September 30, 1996, $150,000 of the debenture was converted to 2,063,186 shares of the Company's common stock at an average per share price of $.07. This debt is convertible into the Company's common stock at 50% of the price of the Company's stock on the day prior to conversion, but at no time shall the conversion price be greater than $.31 a share.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995

Note 7:           Long-Term Debt (Continued)


                      (2) As collateral for the secured notes, the Company has given a security interest in all of the Company's tangible and intangible assets, including all patents and proprietary technology, which was evidenced by a uniform commercial code of living on March 24, 1994.

                  On October 1, 1995, $1,757,000 of the outstanding secured noteholders exercised their warrant to convert the secured notes to Series B Convertible Preferred Stock except for the above secured noteholders and a director who subsequently, in February, 1996, exercised his right to convert a $150,000 secured note to Series B Convertible Preferred Stock. In addition, the noteholders also agreed to convert $262,750 of interest due on the 10% secured notes into Series C Convertible Preferred Stock.


Note 8:           Commitments and Contingencies

                  The Company leases its studio and production facilities in Philadelphia, Pennsylvania under a five year operating lease through February 28, 1999 at an annual rental of approximately $60,000 through June, 1996 and adjusted on March 1, of each year through 1998 by $1,371 each year thereafter. In addition, the Company is responsible for its proportionate share of excess operating expenses and real estate taxes. The Company has a conditional option to terminate the lease 30 days prior to the ground breaking date on the proposed new building site adjacent to where the Company leases space.

                          Years Ending June 30,        Annual Rental Amount
                          ---------------------        --------------------

                                  1997                      $  60,800
                                  1998                         62,200
                                  1999                         42,100
                                                             --------

                                                             $165,100
                                                             ========

                  Total rent expense on all operating leases amounted to approximately $83,000 and $56,600 for the years ended June 30, 1996 and 1995, respectively.

                  The Company has outstanding employment and consulting contracts that expire through June 30, 1999 as follows:

                          Years Ending June 30,               Amount
                          ---------------------             ----------

                                  1997                      $  534,000
                                  1998                         534,000
                                  1999                         185,000
                                                            ----------

                                                            $1,253,000
                                                            ==========

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995

Note 8:           Commitments and Contingencies (Continued)


                  The Company's former principle distributor of its print products refused to pay a certain sales invoice for goods shipped to, accepted and paid for by the distributor's customer. The Company had demanded payment and the distributor has refused to pay the invoice for $213,522. The Company filed for judgment on the $213,522 invoice together with interest, costs and such other relief the court will deem just and proper. The distributor has filed a counterclaim. Management feels this matter will be resolved favorably and will not have a material adverse effect on its financial position.

                  As of June 30, 1996, the Company has provided an allowance for possible bad debts for the full amount of this sales transaction.

                  There are no other legal proceedings which the Company believes will have a material adverse effect on its financial position.

                  The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 1996 was $245,800.


Note 9:           Common Stock

                  In March, 1996, the stockholders approved an increase in the authorized number of shares of the Company's common stock to 100,000,000 shares and the authorized number of shares of the Company's Preferred Stock to 10,000,000 shares.

                  As of June 30, 1996, the Company had outstanding $250,000 of convertible debt which is convertible into the Company's common stock (see Note 7).

                  As of June 30, 1996, there are outstanding 14,736,610 of non-public warrants to purchase the Company's common stock at prices ranging from $.01 to $.75 with a weighted average price of $.23 per share. The Company has also agreed to issue up to 3,700,000 warrants to purchase the Company's common stock, at prices ranging from $.15 to $.20 with a weighted average price of $.16 per share, to certain employees. The issuance of these warrants is subject to the individuals meeting certain predetermined performance goals, which if obtained would improve the Company's DV3D(TM) print products and the sales of such products.

                  As of June 30, 1996, there were 632,207 shares of Convertible Preferred Stock outstanding which can be converted to 24,983,570 shares of common stock (see Note 10).

                  As of June 30, 1996, there are 7,500 Series B Warrants outstanding to purchase Series B Convertible Preferred Stock which can be converted into 750,000 shares of the Company's common stock (see Note 7).

                  As of June 30, 1996, there was a $250,000 5% Convertible Debenture which can be converted into a minimum of 1,612,903 shares of the Company's common stock depending upon the price of the Company's common stock the day preceding the conversion.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995

Note 9:           Common Stock (Continued)


                  The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 45,783,083 shares as of June 30, 1996, and would be in addition to the 26,711,657 shares of common stock outstanding as of June 30, 1996.

                  During the year ended June 30, 1996, 1,470,000 shares of the Company's common stock was issued as a result of the conversion of 36,750 shares of Series A Convertible Preferred Stock valued at $367,500.

                  On September 5, 1995, the Company sold 3,000,000 shares of the Company's common stock to third parties for $750,000 less offering costs of $75,000 under a Regulation S offering.

                  In August, 1995 in connection with the sale of 3,000,000 shares of the Company's common stock to third parties, certain stockholders, consisting mainly of officers and directors, surrendered 3,215,000 of the Company's common stock in exchange for 32,150 shares of Series S Preferred Stock valued at $378,000. In March, 1996, after the stockholders approved an increase in the number of authorized common stock shares, 29,000 shares of Series S Preferred Stock was converted back to 2,900,000 shares of the Company's common stock valued at $356,500.

                  The Company issued 3,495,239 shares of the Company's common stock in connection with the conversion of $425,000 of convertible debentures to common stock under a Regulation S Securities Subchapter Agreement.

                  The Company issued 42,350 shares of the Company's common stock to consultants for services valued at $11,011 ($.26 per share).

Note 10:          Preferred Stock

                  The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, which has been allocated to the following Series and is outstanding as of June 30, 1996, as follows:

                                                      Allocated   Outstanding
                                                      ---------   -----------

                      Series A Preferred                100,000        40,500
                      Series B Preferred                200,000       190,700
                      Series C Preferred              1,000,000        23,420
                      Series P Preferred                600,000       374,437
                      Series S Preferred                 50,000         3,150
                                                      ---------       -------

                        Total Preferred Stock         1,950,000       632,207
                                                      =========       =======

                  The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 40 shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid (see
                  Note 8).

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995

Note 10:          Preferred Stock (Continued)


                  The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred"), is convertible at the rate of 100 shares of common stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid (see Note 8).

                  The Company's Series C Convertible Preferred Stock ("Series C Preferred"), is convertible at a rate of 10 shares of common stock per share of Series C Preferred.

                  The Company's Series P Convertible Preferred Stock ("Series P Preferred"), is convertible at a rate of 10 shares of common stock for each share of Series P Preferred. The fair market value of the 548,879 shares of Series P Preferred issued relating to the merger, debt cancellation and signing bonuses to certain employees and a consultant, was valued at $1,372,198 ($2.50 per share) based upon the price at which the Company was able to sell 3,000,000 shares of its common stock on September 5, 1995 through a Regulation S offering which was $.25 per share.

                  The Company's Series S Convertible Preferred Stock ("Series S Preferred"), is convertible at the rate of 100 shares of common stock for each share of Series S Preferred.

                  The Company's Series A Preferred and Series B Preferred were issued for the purpose of increasing the capital or debt of the Company. The Series C Preferred was issued to certain holders of the Company's 10% Secured Notes in lieu of accrued interest and also will be held for future investment purposes. The Series S Preferred was issued to certain stockholders consisting mainly of officers and directors of the Company in exchange for such stockholders' shares of common stock. After this exchange, common stock was sold on September 5, 1995 for the purpose of raising additional capital.

                  The Series P Preferred was issued on September 12, 1995 to InfoPak shareholders in exchange for (1) all of the outstanding capital stock of InfoPak, (2) as signing bonuses for certain employees and a consultant of InfoPak, and (3) to satisfy InfoPak's outstanding debt obligations to certain shareholders.

                  The 190,700 shares of Series B Preferred were issued to holders of warrants to purchase such preferred stock. The funding for the exercise of these warrants was the exchange of $1,907,000 of principal amount of secured and unsecured notes.

                  The 26,275 shares of Series C Preferred were also issued in exchange for $262,750 of interest due under the secured and unsecured noteholders of 2,855 shares of Series C Preferred Stock have subsequently converted their shares into the Company's common stock.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995


Note 11:          Stock Option Plan and Equity Incentive Plan


                  The Company has adopted a stock option plan (the "Plan") covering 500,000 shares of the Company's common stock $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive, as well as non-qualified stock options and Stock Appreciation Rights ("SAR's"). The Plan, which expires in September 1998, will be administered by the Board of Directors or a committee chosen therefrom. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price, which is not less than the fair market value of the common stock on the date of the grant, except that the terms of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of common stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or a committee designated by the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the Company's common stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or committee designated by the Board of Directors. No SAR's have been granted.

                  A summary of transactions under this Plan is as follows:

                                                                                           Option Price
                                                                                            Per Share,     Total Option
                                                                                 Shares     As Adjusted        Price
                                                                                 ------     -----------    ------------
                         Options outstanding                                     161,000        $.48          $ 77,280
                         Cancelled                                              (141,000)        .48           (67,680)
                                                                               ---------                      --------

                         Options outstanding June 30, 1996 and 1995               20,000                      $  9,600
                                                                               =========                      ========

                  The Company on June 13, 1996 has adopted the 1996 Equity Incentive Plan (the "Plan") covering 10,000,000 shares of the Company's common stock $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive, as well as non-qualified stock options, SAR's, and Restricted Stock and Deferred Stock. The Plan, which expires in June, 2006, will be administered by the Compensation Committee of the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price, which is not less than the fair market value of the common stock on the date of the grant, except that the terms of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of common stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Compensation Committee of the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the Company's common stock between the time of grant and the surrender, may be granted on any terms determined by the Compensation Committee of the Board of Directors. Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. As of June 30, 1996, 42,350 shares of common stock has been issued under this plan at $.26 per share. In addition, as of June 30, 1996, no options or SAR's have been granted.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995

Note 12:          Income Taxes


                  The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 1996 were as follows:

                      Deferred tax assets:
                        Property                            $    (42,000)
                        Patents                                    8,000
                      Operating loss carryforwards             5,708,000
                      Valuation allowance                     (5,674,000)
                                                              ----------
                                                            $     -
                                                              ==========

                  The change in valuation allowance for the year ended June 30, 1996 was increased by approximately $640,000.

                  There was no provision for current income taxes for the years ended June 30, 1996 and 1995.

                  The federal net operating loss carryforwards of approximately $16,348,000 expire in varying amounts through 2011 and state net operating loss carryforwards are available up to $500,000 per year commencing in fiscal 1995 and will be available up to three years from date of loss.

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


Note 13:          Related Party Transactions

                  As of June 30, 1996, the Company's chief executive officer owned approximately 2,128,550 shares of the common stock of the Company and had 2,669,840 warrants to purchase the Company's common stock and 15,000 shares of Series B Preferred Stock at $10 per share, which is convertible into the equivalent of 1,500,000 shares of common stock.


Note 14:          Segment of Business Reporting

                  The operations of the Company are divided into the following business segments for financial reporting purposes.

                  o Lithographically printed stereoscopic prints commonly referred to as three-dimensional prints and lithographically printed animation.

                  o Hardware and software information and audio playback systems and method products and programs.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1996 AND 1995

Note 14:          Segment of Business Reporting (Continued)


                  There are no intersegment sales. There are no foreign sales and one customer accounts for approximately 100% of the lithographic sales and two customers account for approximately 81% of the hardware and software information and playback systems.

                  Financial information by business segments is as follows:

                                                                               Hardware
                                                                                and
                                                         Lithographic          Software         Consolidated
                                                         ------------          --------         ------------

                       Net customer sales                  $  561,060         $ 522,837          $ 1,083,897
                       Operating loss                      (1,617,325)         (323,625)          (1,940,950)
                       Identifiable assets                  1,199,582           209,337            1,408,919
                       Depreciation                            59,632            27,859               87,491
                       Capital expenditures                    37,644             2,716               40,360


Note 15:          Subsequent Events

                  The Company sold, through a private placement, 1,190,000 shares of the Company's common stock (restricted shares) during August and September, 1996 for $119,000 ($.10 per share).

                  During September and October, 1996, the Company received $500,000 from the sale of its securities, $350,000 from the sale of common stock at $.14 per share and $150,000 from a sale of a convertible debenture with a maximum conversion price of $.15 per share.

                           INDEPEDENT AUDITORS' REPORT
                           ---------------------------



To the Board of Directors and Stockholders
Dimensional Visions Group, Ltd. and Subsidiaries
Phoenix, Arizona


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES included in this annual report on Form 10-KSB and have issued our report thereon dated September 30, 1996, except for Paragraph 2, Note 15 as to which the date is October 10, 1996. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the preceding index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the consolidated financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.





                                                       GITOMER & BERENHOLZ, P.C.

Jenkintown, Pennsylvania
September 30, 1996

                                                                      Exhibit IV




                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                     SCHEDULE IV - PROPERTY AND EQUIPMENT(1)




------------------------------ ---------------- ----------------- ---------------- ----------------- ----------------
          Column A                Column B          Column C         Column D          Column E         Column F
------------------------------ ---------------- ----------------- ---------------- ----------------- ----------------

                                 Balance at                                             Other
                                Beginning of       Additions                          Changes -        Balance at
       Classification              Period           at Cost         Retirements    Add (Deduct) (2)   End of Period

------------------------------ ---------------- ----------------- ---------------- ----------------- ----------------


Year Ended June 30, 1996
------------------------
  Equipment                       $1,628,028        $33,884         $      -            $229,791        $1,891,703
  Furniture and fixtures             134,938          6,476                -               1,994           143,408
  Leasehold improvements             109,446             -                 -                  -            109,446
                                  ----------        -------         -----------         --------        ----------

                                  $1,872,412        $40,360         $      -            $231,785        $2,144,557
                                  ==========        =======         ===========         ========        ==========

Year Ended June 30, 1995
------------------------
  Equipment                       $1,621,408        $11,522         $     5,228         $    326        $1,628,028
  Furniture and fixtures             130,412          4,852                -                (326)          134,938
  Leasehold improvements             109,446            -                  -                  -            109,446
                                  ----------        -------         -----------         --------        ----------


                                  $1,861,266        $16,374         $     5,228         $     -         $1,872,412
                                  ==========        =======         ===========         ========        ==========


(1) Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the related assets as follows:

      Equipment                  5 - 7 years
      Furniture and fixtures     5 years
      Leasehold improvements     Term of the initial operating lease (5 years)

(2) Represents equipment acquired through acquisition.

                                                                       Exhibit V



                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             SCHEDULE V - ACCUMULATED DEPRECIATION AND AMORTIZATION
                            OF PROPERTY AND EQUIPMENT




------------------------------ ---------------- ----------------- ---------------- ----------------- ----------------
          Column A                Column B          Column C         Column D          Column E         Column F
------------------------------ ---------------- ----------------- ---------------- ----------------- ----------------

                                 Balance at                                             Other
                                Beginning of       Additions                          Changes -         Balance at
       Classification              Period           at Cost         Retirements     Add (Deduct)(1)   End of Period

------------------------------ ---------------- ----------------- ---------------- ----------------- ----------------


Year Ended June 30, 1996
------------------------
  Equipment                       $1,559,730       $ 81,417             $  -             $126,830        $1,767,977
  Furniture and fixtures             122,433          5,808                -                1,947           130,188
  Leasehold improvements             108,886            266                -                -               109,152
                                  ----------       --------             ------           --------        ----------

                                  $1,791,049       $ 87,491             $  -             $128,777        $2,007,317
                                  ==========       ========             ======           ========        ==========

Year Ended June 30, 1995
------------------------
  Equipment                       $1,426,715       $137,720             $4,705          $   -           $1,559,730
  Furniture and fixtures             110,632         11,801                -                -              122,433
  Leasehold improvements             107,916            970                -                -              108,886
                                  ----------       --------             ------          --------        ----------

                                  $1,645,263       $150,491             $4,705          $   -           $1,791,049
                                  ==========       ========             ======          ========        ==========


      (1) Represents accumulated depreciation acquired through acquisition.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                     DIMENSIONAL VISIONS GROUP, LTD.

DATED:  October 11, 1996        By:  /s/ George S. Smith
                                     -------------------
                                     George S.  Smith, Chairman, President and
                                     Chief Executive Officer

    In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                            Title                          Date

/s/ George S. Smith            Chairman, President and Chief            October 11, 1996
--------------------           Executive Officer (Principal
George S.  Smith               Executive Officer and Principal
                               Financial Officer, and principal
                               accounting officer) and Director




/s/ Sean F. Lee                Chief Operating Officer, Executive       October 11, 1996
-------------------            Vice President and Director
Sean F.  Lee




/s/ Steven L. Flint            Director                                 October 11, 1996
-------------------
Steven L. Flint




/s/ Hans J. Kaemmlein          Director                                 October 11, 1996
---------------------
Hans J. Kaemmlein




/s/ Robert A. Smith            Director                                 October 11, 1996
-------------------
Robert A. Smith




/s/ Thomas A. Cadez            Director                                 October 11, 1996
-------------------
Thomas A. Cadez



                                      (21)