Form 10QSB
period 1996-09-30
DIMENSIONAL VISIONS GROUP LTD
filed 1996-11-12
CIK 836809

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ---------------------

                         Commission file number 1-10196

                         Dimensional Visions Group, Ltd.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                            23-2517953
-------------------------------                           -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

         8855 N. Black Canyon Hwy., Suite 2000, Phoenix, Arizona, 85021
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (602) 997 - 1990
-------------------------------------------------------------------------------
                           (Issuer's telephone number)


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
                                                             --------   -----

As of September 30, 1996, the number of shares of Common Stock issued and outstanding was 30,695,013.

                Dimensional Visions Group, Ltd. And Subsidiaries

                                      INDEX


                                                                                       Page
                                                                                       Number
                                                                                       ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets - September 30, 1996
         and June 30, 1996 ...........................................................   1

         Consolidated Condensed Statements of Operations - For the three
         months ended September 30, 1996 and 1995 ....................................   2

         Consolidated Condensed Statements of Cash Flows - For the three
         months ended September 30, 1996 and 1995.....................................   3

         Notes to Consolidated Condensed Financial Statements.........................   4

         Item  2.  Management's Discussion and analysis of Financial Conditions and Results of Operations....................................................  14


PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings.................................................  N/A
         Item 2.    Changes in Securities.............................................  N/A
         Item 3.    Defaults Upon Senior  Securities..................................  N/A
         Item 4.    Submission of Matters to a Vote of Security Holders...............  N/A
         Item 5.    Other Information.................................................  N/A
         Item 6.    Exhibits and Reports on Form 8-K..................................  15
 .
         SIGNATURES...................................................................  15

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                   September 30,         June 30,
                                                       1996                1996
                                                   -------------        ----------
                                                    (Unaudited)
Current assets
   Cash and cash equivalents                       $  203,486           $  203,073
   Accounts receivable, trade net of
      allowances for bad debts of
      $205,743                                         28,890               32,608

   Inventory                                           79,355               89,458

   Prepaid supplies and expenses                       18,433               32,447
                                                   ----------           ----------
   Total current assets                               330,164              357,586
                                                   ----------           ----------


Equipment and leasehold improvements

   Equipment                                        1,897,723            1,891,703

   Furniture and fixtures                             144,460              143,408

   Leasehold improvements                             109,446              109,446
                                                   ----------           ----------
                                                    2,151,629            2,144,557

   Less accumulated depreciation and
      amortization                                  2,019,970            2,007,317
                                                   ----------           ----------
                                                      131,659              137,240
                                                   ----------           ----------

Other assets

   Goodwill, net of accumulated
     amortization of  $201,039 at
     September  30,1996; 152,790 at June
     30, 1996                                         763,920              812,199

   Deferred compensation costs                         41,128               50,389

   Patent right, and other assets                      50,487               51,505
                                                   ----------           ----------
                                                      855,535              914,093
                                                   ----------           ----------
Total assets                                       $1,317,358           $1,408,919
                                                   ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         September 30,              June 30,
                                                                             1996                    1996
                                                                         -------------           ------------
                                                                          (Unaudited)
Current liabilities
   Current portion of Long term debt                                     $    250,000            $       --
   Accounts payable, accrued expenses and other liabilities                   358,488                 348,058
                                                                         ------------            ------------

Total current liabilities                                                     608,488                 348,058
Long term debt, net of current portion                                         75,000                 325,000
                                                                         ------------            ------------

Total liabilities                                                             683,488                 673,058
                                                                         ------------            ------------
Commitments and contingencies                                                    --                      --
Stockholders' equity

   Preferred stock - $001 par value, authorized -
     10,000,000 shares; issued and outstanding - 603,390
     shares at September 30, 1996, 632,207 shares at June
     30, 1996                                                                     603                     632

   Additional paid-in capital                                               3,356,147               3,503,161
                                                                         ------------            ------------

                                                                            3,356,750               3,503,793
   Common stock - $001 par value, authorized -
       100,000,000 shares issued and outstanding - 30,695,013
       shares at September 30, 1996, 26,711,657 shares at
       June 30, 1996                                                           30,695                  26,712


   Additional paid-in capital                                              14,402,839              13,963,359
   Deficit                                                                (17,156,414)            (16,758,003)
                                                                         ------------            ------------
Total stockholders' equity                                                    633,870                 735,861
                                                                         ------------            ------------

Total liabilities and stockholders' equity                               $  1,317,358            $  1,408,919
                                                                         ============            ============

            See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                                Three Months Ended September 30,
                                                              ------------------------------------
                                                                  1996                    1995
                                                                  ----                    ----
Operating revenue                                             $    124,872            $    213,036
Cost of Sales                                                       55,927                 159,416
                                                              ------------            ------------
Gross profit                                                        68,945                  53,620
                                                              ------------            ------------
Operating expenses
   Engineering and development costs                                92,902                  59,538
   Marketing expenses                                               94,731                  54,707
   General and administrative expenses                             227,132                 325,740
                                                              ------------            ------------
Total operating expenses                                           414,765                 439,985
                                                              ------------            ------------
Loss before other income (expenses)                               (345,820)               (386,365)
                                                              ------------            ------------
Other income (expenses)
   Interest expense                                                 (6,345)                (50,615)
   Interest income                                                   2,003                   2,512
   Amortization of Goodwill                                        (48,249)                 (8,550)
                                                              ------------            ------------
                                                                   (52,591)                (56,653)
                                                              ------------            ------------
Net loss                                                      ($   398,411)           ($   443,018)
                                                              ============            ------------
Net loss per share of common stock                            ($       .01)           ($       .03)
                                                              ============            ============
Weighted average shares of common stock outstanding             28,196,737              16,955,609
                                                              ============            ============

            See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                   1996                 1995
                                                                   ----                 ----
Cash flows from operating activities

   Net loss                                                      ($398,411)           ($443,018)

   Total adjustments to reconcile net loss to net cash
     used in operating activities                                  156,896              121,257
                                                                 ---------            ---------
Net cash used in operating activities                             (241,515)            (321,761)
                                                                 ---------            ---------

Cash flows from investing activities

   Cash acquired in acquisition                                       --                275,632

   Property and equipment and progress payments
      on equipment under construction                               (7,072)              (4,096)
                                                                 ---------            ---------
Net cash provided used in investing activities                      (7,072)             273,536
                                                                 ---------            ---------
Cash flows from financing activities
     Proceeds from long-term borrowing                             150,000              145,000

     Sale of common stock, net of offering cost of                  99,000              675,000
         $75,000 in 1995

     Exercise of warrants to purchase common stock                    --                    800

     Payment of note                                                  --                (50,000)
                                                                 ---------            ---------
Net cash provided by financing activities                          249,000              770,800
                                                                 ---------            ---------
Net increase  in cash and cash equivalents                             413              720,575

Cash and cash equivalents, beginning                               203,073              227,972
                                                                 ---------            ---------
Cash and cash equivalents, ending                                $ 203,486            $ 948,547
                                                                 =========            =========


Supplemental disclosures of cash flow information:

   Cash paid during the period for interest                           --                   --
                                                                 =========            =========

   Issuance of common stock in connection with

        Compensation                                             $   2,120            $    --
                                                                 =========            =========

        Consulting services                                      $  30,300            $    --
                                                                 =========            =========

        Payment of an advance from Individual                    $  15,000            $    --
                                                                 =========            =========

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                                   (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for three months ended September 30, 1996:

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

     In September, 1995 the Company issued 1,000,000 warrants to the then Chief Executive Officer and 500,000 warrants to the then financial consultant to the Company to purchase the Company's Common Stock at $.25 and $.15, respectively. The warrants issued to the financial consultant were valued at $100,000 and was expensed. In addition, in connection with the sale of the 3,000,000 shares of the Company's Common Stock for $675,000 net of commissions, an additional 1,250,000 of warrants to purchase the Company's Common Stock (750,000 at $.15 and 500,000 at $.50).













            See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


Note 1  Basis of Presentation of Interim Financial Statements

         The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1996 balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 1997.


Note 2  Summary of Significant Accounting Policies

         Description of Business, Financing and Basis of Financial Statement Presentation

         Dimensional Visions Group, Ltd. (the "Company" or "DVGL") was incorporated in Delaware on May 12, 1988. The Company produces and markets lithographically printed stereoscopic prints commonly referred to as three-dimensional prints which the Company has termed DV3D(R), and lithographically printed animation which the Company has termed Animotion.TM

         The Company, on September 12, 1995 completed the acquisition of InfoPak, Inc. which manufacturers and markets hardware and software information and audio playback systems and method products and programs.

         The Company has financed its development through the sale of its securities, loans and by certain employees deferring their compensation and through the sale of products. The Company has had limited sales of its products during the year ended June 30, 1996 and the three months ended September 30, 1996. Even though the sales have significantly increased over the prior years the volume of business is not sufficient to support the Company's cost structure.

         Liquidity and Capital Resources

         The Company has incurred losses since inception of $17,156,144, and has a working capital deficiency of $ 278,324 as of September 30, 1996. The future of the Company as an operating business will depend on (1) its ability to successfully market its product, (2) obtain sufficient capital contributions or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities,
         (3) achieving a level of sales adequate to support the Company's cost structure, and (4) to ultimately achieve a level of profitability. Management's plan to address these issues includes (a) substantially increasing marketing efforts of the Company's products and increasing sales results, (b) exercise tight cost controls to conserve cash, (c) raise additional long term financing, (d) evaluate possible merger or acquisition opportunities, and (e) alliances or joint venture agreement opportunities.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


Note 2  Summary of Significant Accounting Policies (Continued)

         Liquidity and Capital Resources (Continued)

         The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The Company expects to incur expenditures to further expand the lithographic market. The Company's limited revenue will not be sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources or substantially modify its operating costs to enable it to continue operations with available resources. Management plans include the sale of additional equity securities, establishing alliance or other joint venture arrangements with entities interested in and resources to support the Company's current products, or other business transactions which will generate sufficient resources to assure continuation of the Company's operations.

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

         Equipment and Leasehold Improvements and Depreciation and Amortization

         Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided by the use of the straight-line method over the estimated useful lives of the assets as follows:


         Equipment                          5 - 7 years
         Furniture and fixtures             5 years
         Leasehold improvements             Term of the initial operating lease
                                            (5 years)

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


Note 2  Summary of Significant Accounting Policies (Continued)

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

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


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

Note 4  Accounts Payable, Accrued Expenses and Other Liabilities


                                       September 30, 1996   June 30,1996
                                       ------------------   ------------
         Accounts payable                  $114,107           $118,525
         Accrued expenses
           Interest                           3,684              3,684
           Salaries                         141,545            111,449
           Consulting fees                   88,000             88,000
           Payroll Taxes Payable             11,152               --
         Customer deposit                      --               26,400
                                           --------           --------
           Total                           $358,488           $348,058
                                           ========           ========


Note 5  Long-Term Debt

        Long-term debt consisted of the following:

                                                                  September 30,1996        June 30, 1996
                                                                  -----------------        --------------
         5% convertible debenture due August 1, 1997                    250,000               250,000(1)
         10% secured notes due in January and February, 1998             75,000(2)             75,000(2)
                                                                       --------              --------
                                                                        325,000               325,000
         Less current portion                                           250,000                  --
                                                                       --------              --------
         Long term portion                                             $ 75,000              $325,000
                                                                       ========              ========

         The long-term debt, as of June 30, 1996, is classified as long term since the entire obligation becomes due during fiscal year ending in June 30, 1998.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

Note 5  Long-Term Debt ( Continued )

         (1) During July through September 30, 1996, $150,000 of the debenture was converted to 2,063,186 shares of the Company's common stock at an average per share price of $.07. This debt is convertible into the Company's common stock at 50% of the price of the Company's stock on the day prior to conversion, but at no time shall the conversion price be greater than $.31 a share. During September 1996, an additional debenture for $ 150,000 was issued. This debt is convertible into the Company's common stock at 50% of the price of the Company's stock on the day prior to conversion, but at no time shall the conversion price be greater than $ .145 a share

         (2) In 1994 and 1995, the Company gave a security interest in all of the Company's tangible and intangible assets, including all patents and proprietary technologies as collateral for $ 1,982,000 of 10% secured notes, which was evidenced by a Uniform Commercial Code of filing on March 24, 1994.

         On October 1, 1995, $1,757,000 of the outstanding secured note holders exercised their warrant to convert the secured notes to Series B Convertible Preferred Stock except for the above secured note holders and a director who subsequently, in February 1996, exercised his right to convert a $150,000 secured note to Series B Convertible Preferred Stock. In addition, the note holders also agreed to convert $262,750 of interest due on the 10% secured notes into Series C Convertible Preferred Stock. As of September 30, 1996 there remained outstanding $ 75,000 of the 10% secured notes.

Note 6  Commitments and Contingencies

         The Company leases its studio and production facilities in Philadelphia, Pennsylvania under a five year operating lease through February 28, 1999 at an annual rental of approximately $60,000 through June 1996 and adjusted on March 1, of each year through 1998 by $1,371 each year thereafter. In addition, the Company is responsible for its proportionate share of excess operating expenses and real estate taxes. The Company has a conditional option to terminate the lease (see Note 9, Subsequent Events) 30 days prior to the ground breaking date on the proposed new building site adjacent to where the Company leases space.


             Years Ending June 30,               Annual Rental Amount
             ---------------------               --------------------
                1997                                $  45,600 (remaining rent for fiscal 1997 )
                1998                                   62,200
                1999                                   42,100
                                                   ----------
                                                     $149,900
                                                   ==========

         Rent expense was approximately $26,300 and $31,922 for the three months ended September 30, 1996 and 1995, respectively.

         The Company has outstanding employment and consulting contracts that expire through June 30, 1999 as follows:

             Years Ending June 30,                        Amount
             ---------------------                        ------
                1997                                    $  401,000 (remaining for fiscal 1997)
                1998                                       534,000
                1999                                       185,000
                                                       -----------
                                                        $1,120,000
                                                       ===========

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


Note 6  Commitments and Contingencies (Continued)

         The Company's former principal distributor of its print products refused to pay a certain sales invoice for goods shipped to, accepted and paid for by the distributor's customer. The Company had demanded payment and the distributor has refused to pay the invoice for $213,522. The Company filed for judgment on the $213,522 invoice together with interest, costs and such other relief the court will deem just and proper. The distributor has filed a counterclaim. Management feels this matter will be resolved favorably and will not have a material adverse effect on its financial position.

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


Note 7  Common Stock

         As of September 30, 1996, there are outstanding 15,478,910 of non-public warrants to purchase the Company's common stock at prices ranging from $.10 to $.75 with a weighted average price of $.21 per share. The Company has also agreed to issue up to 2,650,000 warrants to purchase the Company's common stock, at prices ranging from $.15 to $.20 with a weighted average price of $.19 per share, to certain employees. The issuance of these warrants is subject to the individuals meeting certain predetermined performance goals, which if obtained would improve the Company's DV3DTM print products and the sales of such products.

         As of September 30, 1996, there were 603,390 shares of Convertible Preferred Stock outstanding which can be converted to 28,797,570 shares of common stock (see Note 8).

         As of September 30, 1996, there are 7,500 Series B Warrants outstanding to purchase Series B Convertible Preferred Stock which can be converted into 750,000 shares of the Company's common stock ( see Note 7 ).

         As of September 30, 1996 there was a $ 250,000 5% Convertible Debenture which can be converted into a minimum of 2,714,127 shares of the Company's common stock depending upon the price of the Company's common stock the day preceding the conversion

         The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 50,390,607 shares as of September 30, 1996, and would be in addition to the 30,695,013 shares of common stock outstanding as of September 30, 1996.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


Note 7  Common Stock (Continued)

         During the three months ended September 30, 1996, 3,833,356 shares of the Company's common stock were issued as follows:

              Conversion of 10,000 shares of Series A convertible Preferred stock valued at $100,000 into 400,000 shares of the Company's common stock.

              Conversion of 18,817 shares of Series P Convertible Preferred stock valued at $47,043 into 188,170 shares of the Company's common stock.

              Conversion of $150,000 of convertible debentures to 2,063,186 shares of the Company's common stock under Regulation S Securities Subchapter Agreement.

              Conversion of a $15,000 advance to 150,000 shares of the Company's common stock valued at $ .10 per share.

              Issuance of 180,000 shares of the Company's common stock to consultants for service valued at $30,200.

              Issuance of 12,000 shares of the Company's common stock to an employee for compensation valued at $2,120.

              The Company sold through private placement 990,000 shares of the Company's common stock value at $ .10 per share.

Note 8  Preferred Stock

         The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                                                 Outstanding         Outstanding
                                              Allocated       September 30, 1996    June 30, 1996
                                              ---------       ------------------    -------------
                Series A Preferred             100,000              30,500              40,500
                Series B Preferred             200,000             190,700             190,700
                Series C Preferred           1,000,000              23,420              23,420
                Series P Preferred             600,000             355,620             374,437
                Series S Preferred              50,000               3,150               3,150
                                             ---------            --------           ---------
             Total Preferred Stock           1,950,000             603,390             632,207
                                             =========            ========           =========



         The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 40 shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid (see Note 6).

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


Note 8  Preferred Stock (Continued)

         The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred"), is convertible at the rate of 100 shares of common stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid (see Note 6).

         The Company filed with the Securities and Exchange Commission form SC 13E4 on August 19, 1996 an offer to all holders of Series B Preferred Stock to exchange each of their shares for 120 shares of the Company's common stock. Substantially all of the shares, ninety-six percent (96%), have been tendered (see Subsequent Events).

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

         The Company's Series A Preferred and Series B Preferred were issued for the purpose of increasing the capital of the Company. The Series C Preferred was issued to certain holders of the Company's 10% Secured Notes in lieu of accrued interest and also will be held for future investment purposes. The Series S Preferred was issued to certain stockholders consisting mainly of officers and directors of the Company in exchange for such stockholders' shares of common stock. After this exchange, common stock was sold on September 5, 1995 for the purpose of raising additional capital.

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

         The 26,275 shares of Series C Preferred were also issued in exchange for $262,750 of interest due under the secured and unsecured note holders of 2,855 shares of Series C Preferred Stock have subsequently converted their shares into the Company's common stock.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


Note 9  Events Subsequent to September 30, 1996

         During October, 1996, the Company received $ 450,000 from the sale of its securities, $350,000 from the sale of common stock at $.14 per share and $ 100,000 from a sale of a convertible debenture with a maximum conversion price of $.145 per share.

         On October 23, 1996 the Company's offer to exchange Series B Preferred Stock for common stock (see Note 8, Preferred Stock) was extended to December 2.

         On October 30, 1996 the Company, in accordance with its planned consolidation of all facilities of the Company and Subsidiaries to the Phoenix, Arizona headquarters, gave notice to it's Philadelphia landlord of its intent to vacate premises in the month of December.

         PART II - OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         As of September 30, 1996 the Company had working capital deficiency of $278,324 compared with a working capital of $78,045 as of September 30,1995. During the quarter ended September 30, 1996, the Company raised a total of $269,000 through the sale of its equity securities and debt in various offshore transactions and a private placement and a $20,000 advance from an individual. Holders of other debt financing representing $ 150,000 converted their debt into shares of Common Stock during the quarter.

         The Company expects to receive approximately $ 250,000 to $ 300,000 during fiscal 1997 from monthly licensing fees for the InfoPak Portable MLS product. As of September 30, 1996, InfoPak has billed $42,962 of this amount and will continue to invoice its distributors on a monthly basis. The majority of the fees will begin in January 1997 pursuant to existing distribution agreements. The actual amount of such fees will be determined by the number of MLS InfoReaders in service during the year.

         As of September 30, 1996 (as described above) the Company raised $249,000 through private placement of its securities. The Company needs additional funding (see Subsequent Events) in order to maintain current operations and extend its product lines. The Company is still not to the point of generating sufficient revenues from operations to cover its cost structure. The Company has been funding its operations by selling its securities in private placements, offshore transactions, short-term borrowing, accruing compensation to certain employees, and sale of its products. The Company continues to discuss with outside shareholders and other third parties the raising of additional funds. The amount of third party funding, depends to some extent on the Company's revenues and cash flow from operations. No assurance can be given that the Company will be able to obtain additional funds in the long term necessary to maintain its existing operations. In the event the Company is not able to secure sufficient funds in a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations.

         Results of Operations

         The net loss for the period ending September 30, 1996 was $398,411 compared with a net loss of $443,018 for the period ended September 30, 1995. The decrease in the loss was caused primarily by a decrease in compensation expenses such as consulting fees, professional fees and salaries. The Company's cost of producing its DV3D(R) print products continued to be high during the early part of the period resulting in marginal gross profits for this product. During the later part of the period, the Company, through arrangements with new suppliers and negotiations with existing suppliers, has been able to substantially reduce the cost of producing its DV3D(R) print products with a resultant increase in its gross operating margins.

         Revenues for the quarter ended September 30, 1996 were $124,872 compared to revenues of approximately $213,036 for the quarter ended September 30, 1995. The decrease in revenues was the result of the Company restructuring operations for its DV3D(R) print products and focusing on the addition of the Animotion(TM) line. Revenues for InfoPak for the quarter were $97,272. During the quarter, to increase present and future revenues, InfoPak changed its distribution program by changing its distributor base.

         The Company expects to incur operating losses through the quarter ending December 31, 1996. However, the Company continues to implement a program for reducing its operating expenses and controlling its internal costs. The Company has consolidated its corporate offices in Phoenix, Arizona, and anticipates that the production facilities will also be consolidated (see Events Subsequent to September 30, 1996) in Phoenix by the end of the second fiscal quarter. It has placed its various engineering functions under a single engineering officer and its administrative and operations functions under a single administrative officer. The Company has decreased its use of consultants and continues to lower other non-operating expenses. The Company continues to reduce its outside production costs for its DV3D(R) print products. The Company has introduced two new products, the Animotion(TM) print product and the AutoPakTM electronic automotive pricing guidebook product. The Company continues to rely on third party vendors for the production of its products and any disruption could have a material adverse effect on the Company's operations.

         Events Subsequent to September 30, 1996

         During October, 1996, the Company received $ 450,000 from the sale of its securities, $350,000 from the sale of common stock at $.14 per share and $ 100,000 from a sale of a convertible debenture with a maximum conversion price of $.145 per share.

         On October 23, 1996 the Company's offer to exchange Series B Preferred Stock for common stock (see Note 8, Preferred Stock) was extended to December 2.

         On October 30, 1996 the Company, in accordance with its planned consolidation of all facilities of the Company and Subsidiaries to the Phoenix, Arizona headquarters, gave notice to it's Philadelphia landlord of its intent to vacate premises in the month of December.


Item 6.  Exhibits and Reports on Form 8-K

         The following documents are filed as part of this report:

         1. The following Exhibits are filed herein:  27.0 Financial Data
                                                           Schedule:

         2. Reports on Form 8-K filed:                None





                                   Signatures



         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.



                                               DIMENSIONAL VISIONS GROUP, LTD.

DATED: November 8, 1996          By: /s/ George S. Smith
                                     ----------------------------------------
                                     George S. Smith, Chairman, President and
                                     Chief Executive Officer