Form 10QSB
period 1996-12-31
DIMENSIONAL VISIONS GROUP LTD
filed 1997-02-14
CIK 836809

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1996
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Forthe transition period from                      to
                             ----------------------  ---------------------------

                         Commission file number 1-10196

                         Dimensional Visions Group, Ltd.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                23-2517953
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

         8855 N. Black Canyon Hwy., Suite 2000, Phoenix, Arizona, 85021
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (602) 997 - 1990
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No     .
                                                              -----   -----

As of December 31, 1996, the number of shares of Common Stock issued and outstanding was 59,375,669.

                Dimensional Visions Group, Ltd. And Subsidiaries

                                      INDEX



                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL  INFORMATION

 Item 1.  Financial Statements
 Consolidated Condensed Balance Sheets - December 31, 1996
  and June 30, 1996 ......................................................   1

 Consolidated Condensed Statements of Operations - For the three and six
  months ended December 31, 1996 and 1995 ................................   2

 Consolidated Condensed Statements of Cash Flows - For the six
  months ended December 31, 1996 and 1995.................................   3

 Notes to Consolidated Condensed Financial Statements.....................   4

 Item  2.  Management's Discussion and analysis of Financial Conditions
  and Results of Operations...............................................   9


PART II - OTHER INFORMATION

 Item 1.    Legal Proceedings.............................................  N/A
 Item 2.    Changes in Securities.........................................  N/A
 Item 3.    Defaults Upon Senior  Securities..............................  N/A
 Item 4.    Submission of Matters to a Vote of Security Holders...........  N/A
 Item 5.    Other Information.............................................  N/A
 Item 6.    Exhibits and Reports on Form 8-K..............................   10

 SIGNATURES...............................................................   10

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                                         December 31,         June 30,
                                                                            1996                1996
                                                                            ----                ----
                                                                         (Unaudited)
Current assets
   Cash and cash equivalents                                             $ 311,521          $203,073
   Accounts receivable, trade net of
      allowances for bad debts of                                           41,508            32,608
      $215,743
   Inventory                                                                55,249            89,458
   Prepaid supplies and expenses                                            13,805            32,447
                                                                       -----------       -----------
   Total current assets                                                    422,083           357,586
                                                                       -----------       -----------
Equipment and leasehold improvements
   Equipment                                                             1,893,381         1,891,703
   Furniture and fixtures                                                  144,460           143,408
   Leasehold improvements                                                  109,446           109,446
                                                                       -----------       -----------
                                                                         2,147,287         2,144,557
   Less accumulated depreciation and
      amortization                                                       2,032,670         2,007,317
                                                                       -----------       -----------
                                                                           114,617           137,240
                                                                       -----------       -----------

Other assets
   Goodwill, net of accumulated
     amortization of  $249,289 at
     December  31,1996; 152,790 at June                                    715,670           812,199
     30, 1996
   Deferred compensation costs                                              32,798            50,389
   Patent right, and other assets                                           49,468            51,505
                                                                       -----------       -----------
                                                                           797,936           914,093
                                                                       -----------       -----------
Total assets                                                           $ 1,334,636       $ 1,408,919
                                                                       ===========       ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,        June 30,
                                                                            1996               1996
                                                                            ----               ----
                                                                         (Unaudited)
Current liabilities
   Current portion of Long term debt                                     $ 125,000        $    --
   Accounts payable, accrued expenses and other liabilities                258,155           348,058
                                                                       -----------       -----------
Total current liabilities                                                  383,155           348,058
Long term debt, net of current portion                                      75,000           325,000
                                                                       -----------       -----------
Total liabilities                                                          458,155           673,058
                                                                       -----------       -----------
Commitments and contingencies                                                 --               --
Stockholders' equity
    Preferred stock - $001 par value, authorized -
     10,000,000 shares; issued and outstanding - 412,690
     shares at December 31, 1996, 632,207 shares at June                       413               632
     30, 1996
   Additional paid-in capital                                            1,449,337         3,503,161
                                                                       -----------       -----------
                                                                         1,449,750         3,503,793
   Common stock - $001 par value, authorized -
     100,000,000 shares issued and outstanding - 59,375,669
     shares at December 31, 1996, 26,711,657 shares at
     June 30, 1996                                                          59,375            26,712
   Additional paid-in capital                                           16,984,608        13,963,359
   Deficit                                                             (17,617,252)      (16,758,003)
                                                                       -----------       -----------
Total stockholders' equity                                                 876,481           735,861
                                                                       -----------       -----------
Total liabilities and stockholders' equity                             $ 1,334,636    $    1,408,919
                                                                       ===========    ==============

            See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                 Three Months Ended                Six Months Ended
                                                                 ------------------                ----------------
                                                                     December 31,                    December 31,
                                                                     ------------                    ------------
                                                                 1996            1995             1996            1995
                                                                 ----            ----             ----            ----
Operating revenue                                             $ 96,074        $ 309,389        $ 220,946       $ 522,425
Cost of Sales                                                   56,230          226,824          112,157         386,285
                                                            ----------       ----------       ----------     -----------
Gross profit                                                    39,844           82,565          108,789         136,140
                                                            ----------       ----------       ----------     -----------
Operating expenses
   Engineering and development costs                           101,937          116,319          194,839         175,857
   Marketing expenses                                          101,916           68,780          196,647         123,487
   General and administrative expenses                         243,424          409,763          470,556         739,503
                                                            ----------       ----------       ----------     -----------
Total operating expenses                                       447,277          594,862          862,042       1,038,847
                                                            ----------       ----------       ----------     -----------
Loss before other income (expenses)                           (407,433)        (512,342)        (753,253)       (902,707)
                                                            ----------       ----------       ----------     -----------
Other income (expenses)
   Interest expense                                             (8,173)          (4,469)         (14,518)        (55,084)
   Interest income                                               3,018            5,159            5,021           7,671
   Amortization of Goodwill                                    (48,250)         (51,308)         (96,499)        (59,858)
                                                            ----------       ----------       ----------     -----------
                                                               (53,405)         (50,618)        (105,996)       (103,271)
                                                            ----------       ----------       ----------     -----------
Net loss                                                    ($ 460,838)       ($562,915)       ($859,249)    ($1,005,978)
                                                            ==========       ==========       ==========     ===========
Net loss per share of common stock                               ($.01)           ($.03)           ($.02)          ($.06)
                                                                ======           ======           ======          ======
Weighted average shares of common stock outstanding         41,525,229       17,629,098       34,860,983      17,290,853
                                                            ==========       ==========      ===========      ==========


            See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Six Months Ended December 31,
                                                                             -----------------------------
                                                                              1996                    1995
                                                                              ----                    ----
Cash flows from operating activities
   Net loss                                                                ($ 859,249)           ($ 1,005,978)
   Total adjustments to reconcile net loss to net cash
     used in operating activities                                             231,427                 252,243
                                                                              -------                 -------
Net cash used in operating activities                                        (627,822)               (753,735)
                                                                           ----------            ------------
Cash flows from investing activities
   Cash acquired in acquisition                                                  -                    275,632
   Property and equipment and progress payments
      on equipment under construction                                          (2,730)                (30,722)
                                                                           ----------            ------------
Net cash provided used in investing activities                                 (2,730)                244,910
                                                                           ----------            ------------
Cash flows from financing activities
     Proceeds from long-term borrowing                                        250,000                 145,000
     Sale of common stock, net of offering cost of                            489,000                 675,000
         $75,000 in 1995
     Exercise of warrants to purchase common stock                               -                      1,800
     Payment of note                                                             -                    (50,000)
                                                                                                 ------------
Net cash provided by financing activities                                     739,000                 771,800
                                                                           ----------            ------------
Net increase  in cash and cash equivalents                                    108,448                 262,975
Cash and cash equivalents, beginning                                          203,073                 227,972
                                                                           ----------            ------------
Cash and cash equivalents, ending                                         $   311,521            $    490,947
                                                                          ===========            ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                      -                      -
                                                                          ===========            ============
   Issuance of common stock in connection with
        Compensation                                                      $    43,520            $      -
                                                                          ===========            ============
        Consulting services                                               $    77,350            $      -
                                                                          ===========            ============
        Payment of an advance from Individual                             $    15,000            $      -
                                                                          ===========            ============

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                                   (Unaudited)



Supplemental disclosure of non-cash investing and financing activities for six months ended December 31, 1996 and 1995:

      During the six months ended December 31, 1996, 600,000 shares of the Company's stock was issued as a result of the conversion of 15,000 shares of Series A Convertible Preferred Stock valued at $150,000.

      During the six months ended December 31, 1996, 188,170 shares of the Company's Common Stock was issued as a result of the conversion of 18,817 shares of Series P Convertible Preferred Stock valued at $47,043.

      During December 1996, 22,284,000 shares of the Company's Common Stock was issued as a result of the conversion of 185,700 shares of Series B Convertible Preferred Stock valued at $1,857,000.

      During the six months ended December 31, 1996, 4,922,892 shares of the Company's Common Stock was issued as a result of the conversion of $375,000 of Convertible Debenture issued pursuant to a Regulation S offering.

      During the six months ended December 31, 1995, 800,000 shares of the Company's Common Stock was issued as a result of the conversion of 20,000 shares of Series A Convertible Preferred Stock valued at $200,000.

      On September 12, 1995, the Company acquired all of the outstanding Common Stock of InfoPak, Inc. In exchange for 500,000 shares of Series P Convertible Preferred Stock valued at $1,250,000, and the cancellation of debt to certain shareholders of InfoPak, Inc. in exchange for 31,379 Series P Convertible Preferred shares valued at $78,448. The Company acquired assets valued at $442,769, (including cash of $275,632), and the assumption of liabilities of $103,590. In addition, certain employees under contract and a consultant received 17,500 shares of Series P Convertible Preferred Stock valued at $43,750 as a signing bonus.

      In August, 1995 in connection with the sale of 3,000,000 shares of the Company's Common Stock, certain stockholders, consisting mainly of officers and directors, surrendered 3,215,000 of the Company's Common Stock in exchange for 32,150 shares of Series S Preferred.

      In September, 1995 the Company issued 1,000,000 warrants to the then Chief Executive Officer and 500,000 warrants to the then financial consultant to the Company to purchase the Company's Common Stock at $.25 and $.15, respectively. The warrants issued to the financial consultant were valued at $100,000 and was expensed. In addition, in connection with the sale of the 3,000,000 shares of the Company's Common Stock for $675,000 net of commissions, an additional 1,250,000 of warrants to purchase the Company's Common Stock (750,000 at $.15 and 500,000 at $.50) were issued.



            See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)


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


Note 2  Accounts Payable, Accrued Expenses and Other Liabilities


                                           December 31, 1996      June 30,1996
                                           -----------------      ------------
         Accounts payable                     $ 70,300              $118,525
         Accrued expenses
          Interest                               7,434                 3,684
          Salaries                              94,262               111,449
          Consulting fees                       78,000                88,000
          Payroll Taxes Payable                  8,159                  -
         Customer deposit                         -                   26,400
                                             ---------            ----------
         Total                               $ 258,155              $348,058
                                             =========            ==========

Note 3  Long-Term Debt

        Long-term debt consisted of the following:

                                           December 31,1996      June 30, 1996
                                           ----------------      -------------
         5% convertible debenture due
           August 1, 1997                      125,000(1)             250,000(1)
         10% secured notes due in January
           and February, 1998                   75,000(2)              75,000(2)
                                            ----------              ---------
                                               200,000                325,000
         Less current portion                  125,000                   -
                                            ----------              ---------
         Long term portion                  $   75,000              $ 325,000
                                            ==========              =========


      The long-term debt, as of December 31, 1996, is classified as long term since the entire obligation becomes due during fiscal year ending in June 30, 1998.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)

Note 3  Long-Term Debt ( Continued )

      (1) During July through September 30, 1996, $150,000 of the debenture was converted to 2,063,186 shares of the Company's Common Stock at an average per share price of $.07. This debt is convertible into the Company's Common Stock at 50% of the price of the Company's stock on the day prior to conversion, but at no time shall the conversion price be greater than $.31 a share. During September and October 1996, additional debentures for $ 250,000 were issued. This debt is convertible into the Company's Common Stock at 50% of the price of the Company's stock on the day prior to conversion, but at no time shall the conversion price be greater than $.145 a share. During October through December $225,000 of the Debenture was converted to 2,859,706 shares of the Company's stock at an average price of $.07.

      (2) In 1994 and 1995, the Company gave a security interest in all of the Company's tangible and intangible assets, including all patents and proprietary technologies as collateral for $ 1,982,000 of 10% secured notes, which was evidenced by a Uniform Commercial Code of filing on March 24, 1994.

      On October 1, 1995, holders of $1,757,000 of outstanding secured notes exercised their warrants to convert the secured notes to Series B Convertible Preferred Stock except for the above secured note holders and a director who subsequently, in February 1996, exercised his right to convert a $150,000 secured note to Series B Convertible Preferred Stock. In addition, the note holders also agreed to convert $262,750 of interest due on the 10% secured notes into Series C Convertible Preferred Stock. As of December 31, 1996 there remained outstanding $ 75,000 of the 10% secured notes.

Note 4  Common Stock

      As of December 31, 1996, there was outstanding 16,278,910 of non-public warrants to purchase the Company's Common Stock at prices ranging from $.10 to $.75 with a weighted average price of $.21 per share. The Company has also agreed to issue up to 2,650,000 warrants to purchase the Company's Common Stock, at prices ranging from $.15 to $.20 with a weighted average price of $.19 per share, to certain employees. The issuance of these warrants is subject to the individuals meeting certain predetermined performance goals, which if obtained would improve the Company's DV3DTM print products and the sales of such products.

      As of December 31, 1996, there were 412,690 shares of Convertible Preferred Stock outstanding which can be converted to 5,625,400 shares of common stock (see Note 5).

      As of December 31, 1996, there are 7,500 Series B Warrants outstanding to purchase Series B Convertible Preferred Stock which can be converted into 750,000 shares of the Company's Common Stock ( see Note 3 ).

      As of December 31, 1996 there was a $ 125,000 5% Convertible Debenture which can be converted into a minimum of 862,068 shares of the Company's Common Stock depending upon the price of the Company's Common Stock the day preceding the conversion.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)


Note 4  Common Stock (Continued)

      The total number of shares of the Company's Common Stock that would be issuable upon the conversion of the outstanding debt, preferred stock and the exercise of all outstanding warrants would be 85,908,794 shares as of January 13, 1997.

      During the six months ended December 31, 1996, 32,644,012 (net of 28,550 shares surrendered to the Company)shares of the Company's Common Stock were issued as follows:

           Conversion of 15,000 shares of Series A convertible Preferred stock valued at $150,000 into 600,000 shares of the Company's Common Stock.

           Conversion of 185,700 shares of Series B Convertible Preferred Stock valued at $1,857,000 into 22,284,000 shares of the Company's Common Stock.

           Conversion of 18,817 shares of Series P Convertible Preferred stock valued at $47,043 into 188,170 shares of the Company's Common Stock.

           Conversion of $375,000 of convertible debentures to 4,922,892 shares of the Company's Common Stock issued pursuant to a Regulation S offering.

           Conversion of a $15,000 advance to 150,000 shares of the Company's Common Stock valued at $ .10 per share.

           Issuance of 430,000 shares of the Company's Common Stock to consultants for services valued at $77,250.

           Issuance of 227,500 shares of the Company's Common Stock to employees for compensation valued at $43,520.

           The Company sold through private placement 1,390,000 shares of the Company's Common Stock value at $ .10 per share.

           The Company sold through an offshore placement 2,500,000 shares of the Company's Common Stock value at $ .14 per share.

Note 5  Preferred Stock

      The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:


                                Allocated       Outstanding         Outstanding
                                ---------       -----------         -----------
                                             December 31, 1996     June 30, 1996
                                             -----------------     -------------
       Series A Preferred       100,000           25,500              40,500
       Series B Preferred       200,000            5,000             190,700
       Series C Preferred     1,000,000           23,420              23,420
       Series P Preferred       600,000          355,620             374,437
       Series S Preferred        50,000            3,150               3,150
                              ---------          -------             -------
    Total Preferred Stock     1,950,000          412,690             632,207
                              =========          =======             =======

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)

Note 5  Preferred Stock (Continued)

      The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 40 shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid.

      The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred"), is convertible at the rate of 100 shares of common stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid.

      The Company filed with the Securities and Exchange Commission form SC 13E4 on August 19, 1996 an offer to all holders of Series B Preferred Stock to exchange each of their shares for 120 shares of the Company's Common Stock. Substantially all of the shares, ninety-eight percent (98% (186,700 shares)), have been tendered and 22,284,000 shares of the Company's Common Stock was issued during December 1996.

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

      PART II - OTHER INFORMATION

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those implied in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Three months ended December 31, 1996 and 1995

      Liquidity and Capital Resources
      -------------------------------

      As of December 31, 1996 the Company had working capital of $38,928 compared with a working capital of $78,045 as of December 31, 1995. During the quarter ended December 31, 1996, the Company raised a total of $470,000 through the sale of its equity securities and debt in various offshore transactions. Holders of debt financing representing $225,000 and $1,857,000 of Series B Convertible Preferred converted their debt and stock into shares of Common Stock during the quarter.

      The Company expects to receive approximately $ 250,000 to $ 300,000 during fiscal year 1997 from monthly licensing fees for the InfoPak Portable MLS product. As of December 31, 1996, InfoPak has billed $103,806 of this amount and will continue to invoice its distributors on a monthly basis. The majority of the fees begin in January 1997 pursuant to existing distribution agreements. The actual amount of such fees will be determined by the number of MLS InfoReaders in service during the year.

      Results of Operations
      ---------------------

      The net loss for the quarter ended December 31, 1996 was $460,838 compared to a net loss of $562,915, for the quarter ended December 31, 1995. The decrease in the loss was caused primarily by a decrease in compensation expenses. Revenues for the quarter ended December 31, 1996 were $96,074 compared to revenues of $309,389 for the quarter ended December 31, 1995. The decrease in revenues was the result of there being no recorded sales of the DV3D(R) print products. However, in January 1997 there were sales of the DV3D(R) print products. Also during the period there were decreased sales of the InfoPak products. InfoPak changed its distribution system by changing its distributor base. The Company has combined its DV3D(R) stereoscopic print technology with its Animotion(TM) print products. The Company expects that the DV3D(R) Animotion(TM) print products will be the primary print products to be sold during the quarter ended March 31, 1997.

      Six months ended December 31, 1996 and 1995

      Liquidity and Capital Resources
      -------------------------------

      For the six months ended December 31, 1996 the Company raised $739,000 through private placement of its securities. The Company needs additional funding in order to maintain current operations. The Company is not to the point of generating sufficient revenues from operations to cover its cost structure. The Company has been funding its operations by selling its securities in private placements, offshore transactions, short-term borrowing, accruing compensation to certain employees, and sale of its products. The Company continues to discuss with outside shareholders and other third parties the raising of additional funds. The amount of third party funding, depends to some extent on the Company's revenues and cash flow from operations. No assurance can be given that the Company will be able to obtain additional funds in the long term necessary to maintain its existing operations. In the event the Company is not able to secure sufficient funds in a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations.

      Results of Operations
      ---------------------

      The net loss for the six month period ending December 31, 1996 was $859,249 compared with a net loss of $1,005,978 for the period ended December 31, 1996. The decrease in the loss was caused primarily by a decrease in compensation expenses such as consulting fees and salaries. Revenues for the six months ended December 31, 1996 were $220,947 compared to $522,425 for the six months ended December 31, 1995. The decrease in revenues was the result of InfoPak not generating revenues on the sale of its products comparable to the six months ended December 31, 1995 primarily because it changed its distributor base and such change has not produced revenues as anticipated. Also the Company ceased doing business with a major distributor for the DV3D(R) print product on account of said distributor not paying for a order worth approximately $213,000. The Company is in the process of broadening its customer and distributor base for the DV3D(R) print products.

      The Company expects to incur operating losses through the quarter ending March 31, 1997. However, the Company continues to implement a program for reducing its operating expenses and controlling its internal costs. The Company has consolidated its corporate offices and production facilities in Phoenix, Arizona. The Company has decreased its use of consultants and continues to lower other non-operating expenses. The Company has introduced three new products, the Animotion(TM) print product, the InfoPak(TM) Electronic Auto Pricing Guide product and the InfoPunch(TM) Electronic Construction Checklist. As previously stated, the Company will incorporate its DV3D(R) stereoscopic technology into its Animotion(TM) print products. The Company has developed its internal production capabilities, such that it has only to use third party printing companies for the completion of its print products.

      Events Subsequent to December 31, 1997
      --------------------------------------

      On January 28, 1997, InfoPak entered into a license agreement with the National Automobile Dealers Association (N.A.D.A.(R) ) to distribute the InfoPak(TM) based N.A.D.A. Official Used Car Guide(R).


Item 6. Exhibits and Reports on Form 8-K

      The following documents are filed as part of this report:

      1. The following Exhibits are filed herein:  27.0 Financial Data Schedule

      2. Reports on Form 8-K filed:                None


                                   Signatures

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


                                                DIMENSIONAL VISIONS GROUP, LTD.


DATED: February 11, 1997           By: /s/ George S. Smith
                                       ----------------------------------------
                                       George S. Smith, Chairman, President and
                                       Chief Executive Officer