Form 10-Q
period 1997-03-31
DIMENSIONAL VISIONS GROUP LTD
filed 1997-05-20
CIK 836809

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1997
                               -------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission file number 1-10196

                         Dimensional Visions Group, Ltd.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                              23-2517953
         --------                                              ----------
(State or other jurisdiction of                               (IRS Employer
  incorporation or organization)                            Identification No.)

          8855 N. Black Canyon Hwy., Suite 2000 Phoenix, Arizona 85021
          ------------------------------------------------------------

                    (Address of principal executive offices)

                                 (602) 997-1990
                                 --------------
                          (Issuer's telephone number)

          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of March 31, 1997, the number of shares of Common Stock issued and outstanding was 62,417,854.

                Dimensional Visions Group, Ltd. And Subsidiaries

                                      INDEX

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets - March 31, 1997
             and June 30, 1996 ..............................................................................     1

         Consolidated Condensed Statements of Operations - For the three and nine
             months ended March 31, 1997 and 1996 ...........................................................     2

         Consolidated Condensed Statements of Cash Flows - For the nine
             months ended March 31, 1997 and 1996............................................................     3

         Notes to Consolidated Condensed Financial Statements................................................     4

PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings........................................................................     9
         Item 2.    Management's Discussion and Analysis of Financial Conditions and Results of
                       Operations............................................................................     9
         Item 3.    Changes in Securities....................................................................   N/A
         Item 4.    Defaults Upon Senior  Securities.........................................................   N/A
         Item 5.    Submission of Matters to a Vote of Security Holders......................................   N/A
         Item 6.    Other Information................................................. ......................   N/A
         Item 7.    Exhibits and Reports on Form 8-K.........................................................    10
 .
         SIGNATURES..........................................................................................    10


PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                           March 31,         June 30,
                                                                             1997              1996
                                                                             ----              ----
                                                                         (Unaudited)
Current assets
   Cash and cash equivalents                                              $117,542          $203,073
   Accounts receivable, trade net of
      allowances for bad debts of                                           66,055            32,608
      $215,743

   Inventory                                                                14,325            89,458
   Prepaid supplies and expenses                                            13,606            32,447
                                                                         ---------         ---------
   Total current assets                                                    211,528           357,586
                                                                         ---------         ---------

Equipment and leasehold improvements
   Equipment                                                             1,527,776         1,891,703

   Furniture and fixtures                                                  125,035           143,408
   Leasehold improvements                                                     -              109,446
                                                                         ---------         ---------
                                                                         1,652,811         2,144,557
   Less accumulated depreciation and
      amortization                                                       1,550,041         2,007,317
                                                                         ---------         ---------
                                                                           102,770           137,240
                                                                         ---------         ---------
Other assets

   Goodwill, net of accumulated
      amortization of  $297,538 at
      March  31, 1997; 152,790 at June                                     667,421           812,199
      30, 1996
   Deferred compensation costs                                              24,565            50,389
   Patent right, and other assets                                           48,450            51,505
                                                                         ---------         ---------
                                                                           740,436           914,093
                                                                         ---------         ---------
Total assets                                                            $1,054,734        $1,408,919
                                                                        ==========        ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         March 31,          June 30,
                                                                           1997               1996
                                                                           ----               ----
                                                                        (Unaudited)
Current liabilities
   Current portion of Long term debt                                    $  175,000         $       -
   Accounts payable, accrued expenses and other liabilities                249,251           348,058
                                                                         ---------         ---------
Total current liabilities                                                  424,251           348,058
Long term debt, net of current portion                                        -              325,000
                                                                         ---------         ---------



Total liabilities                                                          424,251           673,058
                                                                         ---------         ---------
Commitments and contingencies                                                    -                 -
Stockholders' equity

    Preferred stock - $001 par value, authorized -
         10,000,000 shares; issued and outstanding - 270,253
         shares at March 31, 1997, 632,207 shares at June                      270               632
         30, 1996

   Additional paid-in capital                                            1,057,845         3,503,161
                                                                         ---------         ---------
                                                                         1,058,115         3,503,793
   Common stock - $001 par value, authorized -
         100,000,000 shares issued and outstanding -62,417,854
         shares at March 31, 1997, 26,711,657 shares at
         June 30, 1996                                                      62,418            26,712

   Additional paid-in capital                                           17,586,852        13,963,359
   Deficit                                                             (18,076,902)      (16,758,003)
                                                                        ----------        ----------
Total stockholders' equity                                                 630,483           735,861
                                                                         ---------         ---------

Total liabilities and stockholders' equity                              $1,054,734        $1,408,919
                                                                        ==========        ==========

            See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                 Three Months Ended                Nine Months Ended
                                                                 ------------------                -----------------
                                                                      March 31,                        March 31,
                                                                      ---------                        ---------


                                                                 1997            1996             1997            1996
                                                                 ----            ----             ----            ----
Operating revenue                                            $ 130,846        $ 254,899        $ 351,792       $ 777,324
Cost of Sales                                                   38,615          256,615          150,772         642,900
                                                                ------          -------          -------         -------
Gross profit                                                    92,231           (1,716)         201,020         134,424
                                                                ------          -------          -------         -------
Operating expenses
   Engineering and development costs                           170,963           82,868          365,802         258,725
   Marketing expenses                                           63,002           46,280          259,649         169,767
   General and administrative expenses                         264,568          342,004          735,124       1,079,507
                                                               -------          -------          -------       ---------
Total operating expenses                                       498,533          471,152        1,360,575       1,507,999
                                                               -------          -------        ---------       ---------
Loss before other income (expenses)                           (406,302)        (472,868)      (1,159,555)     (1,373,575)
                                                             ---------        ---------      -----------     -----------
Other income (expenses)
   Interest expense                                             (6,202)          (6,371)         (20,720)        (61,455)
   Interest income                                               1,103            2,158            6,124           9,829
   Gain on sale of equipment                                         -                -                -           2,000
   Amortization of Goodwill                                    (48,249)         (51,307)        (144,748)       (111,165)
                                                              --------         --------        ---------       ---------
                                                               (53,348)         (55,520)        (159,344)       (160,791)
                                                             ---------         --------        ---------       ---------
Net loss                                                     ($459,650)       ($528,388)     ($1,318,899)    ($1,534,366)
                                                          ============       ==========     ============    ------------
Net loss per share of common stock                               ($.01)           ($.03)           ($.03)          ($.09)
                                                                ======           ======           ======          ======
Weighted average shares of common stock outstanding         61,509,154       18,154,565       43,614,032      17,576,663
                                                            ==========       ==========       ==========      ==========







            See notes to condensed consolidated financial statements.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended March 31,
                                                                               ---------------------------
                                                                              1997                    1996
                                                                              ----                    ----
Cash flows from operating activities
   Net loss                                                             ($ 1,318,899)           ($ 1,534,366)
   Total adjustments to reconcile net loss to net cash
    used in operating activities                                             497,098                 246,040
                                                                             -------                 -------
Net cash used in operating activities                                       (821,801)             (1,288,326)
                                                                            ---------             ----------
Cash flows from investing activities
   Cash acquired in acquisition                                                    -                 275,632

   Proceeds from sale of equipment                                                 -                   2,000
   Repayment of advances to employees                                              -                  11,000
   Property and equipment and progress payments
   on equipment under construction                                            (2,730)                (29,846)
                                                                              -------               --------
Net cash provided by (used in) investing activities                           (2,730)                258,786
                                                                              -------                -------
Cash flows from financing activities
     Proceeds from long-term borrowing                                       250,000                 523,500
     Sale of common stock, net of offering cost of                           489,000                 678,100
     $75,000 in 1995

Net cash provided by financing activities                                    739,000               1,201,600
                                                                             -------               ---------
Net increase (decrease) in cash and cash equivalents                         (85,531)                172,060
Cash and cash equivalents, beginning                                         203,073                 262,975
                                                                             -------              ----------
Cash and cash equivalents, ending                                        $   117,542             $   435,135
                                                                          ==========              ==========


Supplemental disclosures of cash flow information:

   Cash paid during the period for interest                                        -             $     9,726
                                                                          ==========             ===========

   Issuance of common stock in connection with

        Compensation                                                      $   51,880             $         -
                                                                          ==========             ===========

        Consulting services                                               $  203,675             $         -
                                                                          ==========             ===========

        Payment of an advance from Individual                             $   15,000             $         -
                                                                          ==========             ===========

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATE STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)



Supplemental disclosure of non-cash investing and financing activities for nine months ended March 31, 1997 and 1996:

      During the nine months ended March 31, 1997, 1,400,000 shares of the Company's stock was issued as a result of the conversion of 35,000 shares of Series A Convertible Preferred Stock valued at $350,000.

      During the nine months ended March 31, 1997, 1,565,150 shares of the Company's Common Stock was issued as a result of the conversion of 156,515 shares of Series P Convertible Preferred Stock valued at $391,288.

      During the nine months ended March 1997, 22,284,000 shares of the Company's Common Stock was issued as a result of the conversion of 185,700 shares of Series B Convertible Preferred Stock valued at $1,857,000.

      During the nine months ended March 31, 1997, 5,307,507 shares of the Company's Common Stock was issued as a result of the conversion of $400,000 of Convertible Debenture issued pursuant to a Regulation S offering.

      During the nine months ended March 31, 1997, 47,390 shares of the Company's Common Stock was issued as a result of the conversion of 4,739 shares of Series C Convertible Preferred Stock valued at $47,390.

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

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED March 31, 1997
                                   (Unaudited)


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


Note 2  Accounts Payable, Accrued Expenses and Other Liabilities

                                                             March 31, 1997               June 30,1996
                                                             --------------               ------------
Accounts payable                                                 $ 104,577                   $118,525
Accrued expenses
  Interest                                                           9,309                      3,684
  Salaries                                                         105,666                    111,449
  Consulting fees                                                   18,000                     88,000
   Payroll Taxes Payable                                            11,699                          -
Customer deposit                                                         -                     26,400
                                                                 ---------                   --------

  Total                                                          $ 249,251                   $348,058
                                                                 =========                   ========


Note 3  Long-Term Debt

Long-term debt consisted of the following:

                                                                March 31,1997           June 30, 1996

5% convertible debenture due August 1, 1997                        100,000(1)                 250,000(1)
10% secured notes due in January and February, 1998                 75,000(2)                  75,000(2)
                                                                  --------                    -------
                                                                   175,000                    325,000
Less current portion                                               175,000                          -
                                                                  --------                    -------
Long term portion                                                        -                   $325,000
                                                                  ========                    =======


                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        NINE MONTHS ENDED March 31, 1997
                                   (Unaudited)

Note 3  Long-Term Debt (Continued)

         (1) During July through September 30, 1996, $150,000 of the debenture was converted to 2,063,186 shares of the Company's Common Stock at an average per share price of $.07. This debt is convertible into the Company's Common Stock at 50% of the price of the Company's stock on the day prior to conversion, but at no time shall the conversion price be greater than $.31 a share. During September and October 1996, additional debentures for $250,000 were issued. This debt is convertible into the Company's Common Stock at 50% of the price of the Company's stock on the day prior to conversion, but at no time shall the conversion price be greater than $ .145 a share. During October 1966 through January, 1997 $250,000 of the Debenture was converted to 3,244,321 shares of the Company's stock at an average price of $.07.

         (2) In 1994 and 1995, the Company gave a security interest in all of the Company's tangible and intangible assets, including all patents and proprietary technologies as collateral for $1,982,000 of 10% secured notes, which was evidenced by a Uniform Commercial Code of filing on March 24, 1994.

         On October 1, 1995, holders of $1,757,000 of outstanding secured notes exercised their warrants to convert the secured notes to Series B Convertible Preferred Stock except for the above secured note holders and a director who subsequently, in February 1996, exercised his right to convert a $150,000 secured note to Series B Convertible Preferred Stock. In addition, the note holders also agreed to convert $262,750 of interest due on the 10% secured notes into Series C Convertible Preferred Stock. As of March 31, 1997 there remained outstanding $75,000 of the 10% secured notes.

Note 4  Common Stock

         As of March 31, 1997, there was outstanding 16,278,910 of non-public warrants to purchase the Company's Common Stock at prices ranging from $.10 to $.75 with a weighted average price of $.21 per share. The Company has also agreed to issue up to 2,650,000 warrants to purchase the Company's Common Stock, at prices ranging from $.15 to $.20 with a weighted average price of $.19 per share, to certain employees. The issuance of these warrants is subject to the individuals meeting certain predetermined performance goals, which if obtained would improve the Company's DV3DTM print products and the sales of such products.

         As of March 31, 1997, there were 270,253 shares of Convertible Preferred Stock outstanding which can be converted to 2,239,732 shares of common stock (see Note 5).

         As of March 31, 1997, there are 7,500 Series B Warrants outstanding to purchase Series B Convertible Preferred Stock which can be converted into 750,000 shares of the Company's Common Stock (see Note 3).

         As of March 31, 1997 there was a $100,000 5% Convertible Debenture which can be converted into a minimum of 689,655 shares of the Company's Common Stock depending upon the price of the Company's Common Stock the day preceding the conversion

         The total number of shares of the Company's Common Stock that would be issuable upon the conversion of the outstanding debt, preferred stock and the exercise of all outstanding warrants would be 85,026,151 shares as of March 31, 1997.

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        NINE MONTHS ENDED March 31, 1997
                                   (Unaudited)

Note 4  Common Stock (Continued)

         During the nine months ended March 31, 1997, 35,706,197 (net of 479,350 shares surrendered to the Company)shares of the Company's Common Stock were issued as follows:

              Conversion of 15,000 shares of Series A convertible Preferred stock valued at $150,000 into 600,000 shares of the Company's Common Stock.

              Conversion of 185,700 shares of Series B Convertible Preferred Stock valued at $1,857,000 into 22,284,000 shares of the Company's Common Stock.

              Conversion of 4,739 shares of Series C Convertible Preferred Stock valued at $47,390 into 47,390 shares of the Company's Common Stock.

              Conversion of 156,515 shares of Series P Convertible Preferred stock valued at $391,288 into 1,565,150 shares of the Company's Common Stock.

              Conversion of $400,000 of convertible debentures to 5,307,507 shares of the Company's Common Stock issued pursuant to a Regulation S offering.

              Conversion of a $15,000 advance to 150,000 shares of the Company's Common Stock valued at $.10 per share.

              Issuance of 1,727,500 shares of the Company's Common Stock to consultants for services valued at $203,575.

              Issuance of 301,500 shares of the Company's Common Stock to employees for compensation valued at $51,880.

              Conversion of $50,000 of accrued consulting fees to 312,500 shares of the Company's Common Stock valued at $.16 per share.

              The Company sold through private placement 1,390,000 shares of the Company's Common Stock value at $.10 per share.

              The Company sold through an offshore placement 2,500,000 shares of the Company's Common Stock value at $.14 per share.

Note 5  Preferred Stock

         The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                         Allocated                   Outstanding                   Outstanding
                                         ---------                   -----------                   -----------
                                                                    March 31, 1997                June 30, 1996
                                                                    --------------                -------------
             Series A Preferred            100,000                      25,500                        40,500
             Series B Preferred            200,000                       5,000                       190,700
             Series C Preferred          1,000,000                      18,681                        23,420
             Series P Preferred            600,000                     217,922                       374,437
             Series S Preferred             50,000                       3,150                         3,150
                                         ---------                    --------                      --------
          Total Preferred Stock          1,950,000                     270,253                       632,207
                                         =========                    ========                      ========

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        NINE MONTHS ENDED March 31, 1997
                                   (Unaudited)

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

Item 1.  Legal Proceedings

         In March 1997, a former employee filed a civil action naming the Company, in the United States District Court for the Eastern District of Pennsylvania. The Company's legal counsel believes the action is totally without merit and the Company will pursue dismissal of all charges. The Company has petitioned the Court to change the venue to Maricopa County, Arizona.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Three  months ended March  31, 1997 and 1996

         Liquidity and Capital Resources
         -------------------------------

         As of March 31, 1997 the Company had a working capital deficiency of $212,723 compared with a working capital deficiency of $320,563 as of March 31, 1996.

         The Company expects to receive approximately $ 250,000 to $300,000 during fiscal year 1997 from monthly licensing fees for the InfoPak Portable MLS product. As of March 31, 1997, InfoPak has billed $191,692 of this amount and will continue to invoice its distributors on a monthly basis. The majority of the fees began in January 1997 pursuant to existing distribution agreements. The actual amount of such fees will be determined by the number of MLS InfoReaders in service during the year.

         Results of Operations
         ---------------------

         The net loss for the quarter ended March 31, 1997 was $459,650 compared to a net loss of $528,388, for the quarter ended March 31, 1996. The decrease in the loss was caused primarily by a decrease in compensation expenses. Revenues for the quarter ended March 31, 1997 were $130,846 compared to revenues of $351,792 for the quarter ended March 31, 1996. The decrease in revenues was the result of there being no recorded sales of DV3D(R) print products through December 31,1996. However, in January 1997 there were sales of the DV3D(R) print products of $45,000. Also during the period there were decreased sales of the InfoPak products. InfoPak changed its distribution system by changing its distributor base. The Company has combined its DV3D(R) stereoscopic print technology with its Animotion(TM) print products. The Company expects that the DV3D(R) Animotion(TM) print products will be the primary print products to be sold during the quarter ended June 30, 1997.

         Nine  months ended March  31, 1997 and 1996

         Liquidity and Capital Resources
         -------------------------------

         For the nine months ended March 31, 1997 the Company raised $739,000 through private placement of its securities. The Company needs additional funding in order to maintain current operations. The Company is not to the point of generating sufficient revenues from operations to cover its cost structure. The Company has been funding its operations by selling its securities in private placements, offshore transactions, short-term borrowing, accruing compensation to certain employees, and sale of its products. The Company continues to discuss with outside shareholders and other third parties the raising of additional funds. The amount of third party funding, depends to some extent on the Company's revenues and cash flow from operations. No assurance can be given that the Company will be able to obtain additional funds in the long term necessary to maintain its existing operations. In the event the Company is not able to secure sufficient funds in a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations.

         Results of Operations
         ---------------------

         The net loss for the nine month period ending March 31, 1997 was $1,318,899 compared with a net loss of $1,534,366 for the period ended March 31, 1996. The decrease in the loss was caused primarily by a decrease in compensation expenses such as consulting fees and salaries. Revenues for the nine months ended March 31, 1997 were $351,792 compared to $777,324 for the nine months ended March 31, 1996. The decrease in revenues was the result of InfoPak not generating revenues on the sale of its products comparable to the nine months ended March 31, 1996 primarily because it changed its distributor base and such change has not produced revenues as anticipated. Also the Company ceased doing business with a major distributor for the DV3D(R) print product on account of said distributor not paying for a order worth approximately $213,000. The Company is in the process of broadening its customer and distributor base for the DV3D(R) print products.

         The Company expects to incur operating losses through the quarter ending June 30, 1997. However, the Company continues to implement a program for reducing its operating expenses and controlling its internal costs. The Company has consolidated its corporate offices and production facilities in Phoenix, Arizona. The Company has decreased its use of consultants and continues to lower other non-operating expenses. The Company has introduced three new products, the Animotion(TM) print product, the InfoPak(TM) Electronic Auto Pricing Guide product and the InfoPunch(TM) Electronic Construction Checklist. The Company incorporated its DV3D(R) stereoscopic technology into its Animotion(TM) print products and has developed its internal production capabilities, such that it has only to use third party printing companies for the completion of its print products. The Company's sales and marketing activities have lead to a number of requests for price quotations which management believes will result in significant orders for the Company's DV3D(R) print products.

Item 7.  Exhibits and Reports on Form 8-K

         The following documents are filed as part of this report:

                  1. The following Exhibits are filed herein:      27.0 Financial Data Schedule

                  2. Reports on Form 8-K filed                    None


                                   Signatures

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


                                               DIMENSIONAL VISIONS GROUP, LTD.


DATED: May 20, 1997               By:      /s/ George S. Smith
                                           -------------------
                                               George S.  Smith, Chairman and
                                               Chief Executive Officer