Form 10KSB
period 1997-06-30
DIMENSIONAL VISIONS GROUP LTD
filed 1997-11-05
CIK 836809

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

                        Commission file number 1-10196

                        DIMENSIONAL VISIONS GROUP, LTD.
                        -------------------------------
          (Name of Small Business Issuer as specific in its Charter)

            Delaware                                             23-2517953
 (State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

8855 N. Black Canyon Hwy., Suite 2000                              85021
        Phoenix, Arizona                                         (Zip Code)
(Address of Principal Executive Offices)
         Issuer's telephone number, including area code:  (602) 997-1990

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                               (Title of Class)

   Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes _X_ No ___

   For the fiscal year ended June 30, 1997, the Company's revenues were $551,517.

   As of October 14, 1997, the number of shares of Common Stock outstanding was 71,318,720. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of October 14, 1997, was approximately $3,173,015(based upon 63,460,290 shares at $.05 per share).

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

   Certain exhibits are incorporated by reference to the Company's Registration Statements on Form S-1 and Form S-8, Form 10-KSB and Form 8-K as listed in response to Item 13(a)(3) of Part III


                                      (2)

                                    PART I

ITEM 1.  BUSINESS

The Company

   Dimensional Visions Group, Ltd. (The "Company") was organized in 1988. The Company produces and markets lithographically printed stereoscopic prints commonly referred to as three-dimensional prints as well as lithographically printed animation prints which the Company has termed Animotion(TM). The stereoscopic prints may be viewed without the use of special glasses or other viewing apparatus. The Company has been issued a trademark for its three-dimensional products as the DV3D(R) image and has applied for a trademark for the Animotion(TM) name. The DV3D(R) and Animotion(TM) product lines are determined by the technical specifications of the polymer based lenticular material on which the image is printed. The print products may be produced in varying sizes for specified customer applications.

   The Company, through a wholly-owned subsidiary InfoPak, Inc., has developed a data delivery system that provides end users with specific industry printed material by way of a portable hand-held reader. Data is acquired electronically from the data providers mainframe systems and distributed through a computer network to all subscribers. In September 1997, InfoPak, Inc. sold its data delivery system for the real estate multiple listing service. This product line accounted for substantially all of InfoPak's revenue. The Company, for the most part, intends to direct its resources to its DV3D(R) and Animotion(TM) product lines.

   References herein to the Company includes Dimensional Visions Group, Ltd. and its wholly-owned subsidiary unless the context denotes otherwise.

   The Company has been dependent upon the proceeds of the sale of its securities, loans and revenues from operations to conduct its business. Since its inception, the Company has continuously sustained significant losses and such losses are continuing. There can be no assurance that the Company will generate sufficient revenues from the sale of its products or be able to continue to raise funds from other sources necessary to maintain its business.


Marketing

   The Company is marketing commercial and promotional applications of its print products to all users of graphic arts. Some of the applications of print products are packaging, book and magazine covers and inserts, CD covers, trading cards, games, and greeting cards. Other proposed markets include point-of-sale materials and displays, direct mail, specialty advertising, premium incentives, trade show exhibits, and special events promotion.

   The Company uses its own employees and independent sales agents in marketing its products. The independent sales agents are paid on a commission basis for orders shipped, accepted and for which payment has been received. The Company also sells its products to independent marketing organizations as well as end users.


Production

   The Company controls or supervises all phases of the production of its print products from the image development and computerized enhancement through the color separation and printing.

   Images are provided to the Company in many formats including digitally in graphic file formats and photographically in pictures or transparencies. Photographic images are scanned into the computer to be modified and enhanced. Through a proprietary process, several images are composited together to generate a final image that will appear as a three-dimensional and/or animation image when viewed through a lenticular material. Lenticular is a plastic optical material that allows the three-dimensional and/or animation image to be viewed without the use of any viewing apparatus such as glasses or hoods. The final computer image is sent to a commercial separator where films are made. These films are forwarded to a commercial printer where, through the lithographic process, the images are printed on a polymer based lenticular material which focuses the multi-dimensional or animation images. The Company produces the DV3D(R) and Animotion(TM)


                                      (3)
images for the final image at its facilities in Phoenix, Arizona. Color separation and printing are done under the supervision of the Company with third-party vendors.
   The polymer based lenticular material on which the DV3D(R) and Animotion(TM) images are printed is supplied by producers in the petrochemical and plastic fabricating industries. The Company has established working arrangements with third-party separators and a printer on a per order basis. The Company has no formal agreements with its third party vendors. Should the Company arrangements with its third party vendors be disrupted or materially changed for any reason, such events could have a material adverse effect on the Company print product business.


Patents, Trademarks and Proprietary Protection

   The Company owns the rights to two U.S. patents, "Method and Apparatus For Stereoscopic Photography." and "Electronic (digitalized) Method and Apparatus For Stereoscopic Photography". The Company uses a portion of the technology covered by these patents in the multiple-image compositing process. The Company also owns U.S. patents "System and Method for Providing Data and Program Code to a Card for Use by a Reader" and "Electronic Telephone Directory with Interchangeable Listings" which relate to its data delivery system.

    The Company enters into confidentiality agreements with all persons and entities who or which may have access to its technology. However, no assurance can be given that such agreements, the patents or any additional patents which may be issued to the Company will prevent third parties from developing similar or competitive technology. There can be no assurance that the patents will provide the Company with any significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of its patents, or if instituted that any such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial. In addition, no assurance can be given that the Company will have sufficient resources to either institute or defend any action, suit or other proceeding by or against the Company with respect to any claimed infringement of patent or other proprietary rights. In the event that the Company should lose, in the near future, the protection afforded by the patents and any future patents, such event could have a material adverse effect on the Company's operations. Furthermore, there can be no assurance that the Company's technology will not infringe patent or other rights owned by others or licenses to which may not be available to the Company.

   The Company has registered the DV3D(R) trademark and has applied to register the Animotion(TM) mark with the United States Patent and Trademark office.

Competition

   Other processes currently are available which allow a viewer to perceive an image in three-dimension, including those which employ stereoglasses and viewing hoods and other processes, such as holograms and other three-dimensional image systems, which do not require the use of viewing apparatus. The Company is aware of at least three companies, Optigraphics, Inc., Optical Security Group, Inc. and National Graphics, which compete with the Company's print products all of whom have substantially greater financial and other resources than the Company. Further, the Company's products are more expensive than conventional, high quality, two-dimensional prints and for this reason, high quality, conventional processes and methods may be favored for many, if not most, illustration and advertising contexts.


Employees

   The Company has 7 employees.


                                      (4)

Consolidated Selected Financial Data

   Set forth below is selected financial data derived from the Company's consolidated financial statements, some of which appear elsewhere in this report. This data should be read in conjunction with the consolidated financial statements, some of which are included elsewhere in this report.

                                    Year Ended    Year Ended       Year Ended      Year Ended       Year Ended
                                  June 30, 1997  June 30, 1996    June 30, 1995   June 30, 1994    June 30, 1993
                                  -------------  -------------   --------------   -------------    -------------
Operation revenue                    $551,517     $1,083,897        $134,028          $ -0-            $ -0-
                                  ------------   ------------    ------------      ------------     ------------
Net Loss                          ($2,162,134)   ($2,035,647)    ($1,192,332)      ($1,069,642)     ($1,327,258)
                                  ------------   ------------    ------------      ------------     ------------
Net Loss per share of common
stock                                ($.04)         ($.12)          ($.07)           ($.07)           ($.10)
                                  ------------   ------------    ------------      ------------     ------------
Balance Sheet Data:
Working Capital (deficit)           ($107,952)        $9,528       ($138,013)         ($85,149)       ($305,014)
                                  ------------   ------------    ------------      ------------     ------------
Total Assets                         $529,520     $1,408,919        $451,237          $449,725         $636,133
                                  ------------   ------------    ------------      ------------     ------------
Total Liabilities                    $613,947       $673,058      $2,502,230        $1,464,861         $692,027
                                  ------------   ------------    ------------      ------------     ------------
Stockholders' equity
(deficiency)                         ($84,427)      $735,861     ($2,050,993)      ($1,015,136)        ($55,894)
                                  ============   ============    ============      ============     ============

ITEM 2.      DESCRIPTION OF PROPERTY

   The Company rents approximately 1,800 square feet of office space in Phoenix, Arizona. The monthly rent is $1,227 on a month to month basis which includes electricity. The Company has been informed by the landlord that it will have to vacate the space at the end of 1997.



ITEM 3.      LEGAL PROCEEDINGS.

   In July 1996, the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania (No. 96-CV-5259). The defendant is Dimensional Graphic Sales, Inc. ("DGS"). In the complaint the Company alleges that it delivered an order to DGS and properly invoiced DGS pursuant to a sales and marketing agreement. DGS attempted to pay the invoice in full by tendering a check for an amount less than the full amount of the invoice and placing a restrictive endorsement on the check which purported to constitute payment in full for the invoice. The Company crossed out the restrictive endorsement and attempted to deposit the check only to subsequently learn that DGS had stopped payment on the check. In its complaint the Company is seeking $213,521.70 the full amount of the invoice together with interest costs and such other relief as the court deems just and proper. The matter has moved to a deferred status while the parties engage in settlement negotiation.


   The Company is a defendant in a lawsuit filed by Mr. Douglas J. Wright a former officer and employee of the Company. The complaint was filed on March 12, 1997 in the United States District Court for the Eastern District of Pennsylvania (No. CIV-97-1383-PHX). In the complaint Mr. Wright alleged that he was damaged by the Company's refusal to register warrants to purchase common stock of the Company. The amount of the damages was alleged to be $1,549,375. The Company moved to dismiss the complaint for improper venue or in the alternative to transfer it to the District of Arizona. The court granted the Company's motion to transfer. On July 17, 1997 the Company filed its answer, affirmative defenses and counterclaim. Mr. Wright did not answer the complaint in a timely fashion and the court entered a default judgement on September 9, 1997. The Company is presently gathering evidence to support its claim for damages.


                                      (5)

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

  Set forth below are the high and low bid prices for the Company's Common Stock by the Company's fiscal quarters beginning July 1, 1996 as quoted by the National Quotation Bureau. The prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                               Fiscal 1996              High        Low
                               -----------             -----       ----
                               First Quarter           $2.76      $ .75
                               Second Quarter          $1.87      $ .50
                               Third Quarter           $1.00      $ .32
                               Fourth Quarter          $ .75      $ .20

                               Fiscal 1997              High        Low
                               -----------             -----       ----
                               First Quarter           $ .32      $ .11
                               Second Quarter          $ .23      $ .13
                               Third Quarter           $ .18      $ .055
                               Fourth Quarter          $ .12      $ .052

                               Fiscal 1998              High        Low
                               -----------             -----       ----
                               First Quarter           $ .095     $ .045

Holders

   As of October 14, 1997, the number of stockholders of record was 454, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 3,000 stockholders in total.


Dividends

   The company has paid no dividends since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

   Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, a 8% annual dividend is due and owing. As of June 30, 1997, the Company has not declared dividends on Series A or B preferred stock. The unpaid cumulative dividends totaled approximately $68,000. See Note 7 of Notes to Consolidated Financial Statements.



                                      (6)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Years 1995 and 1996

Liquidity and Capital Resources

   As of June 30, 1996, the Company had working capital of $9,528, compared with a working capital deficiency of $138,013 in 1995. During the period ended June 30, 1996, the Company raised $1,425,000 through the sale of its equity securities and debt in various offshore transactions and a private placement. Holders of such debt financing representing $425,000 converted their debt into shares of Common Stock during the period. Also during the period ended June 30, 1996, holders of $1,907,000 in principal amount of secured notes converted such notes into 190,700 shares of the Company's 8% Series B Convertible Preferred Stock. Interest on such secured notes totaling $262,750 was converted into 26,275 shares of the Company's Series C Convertible Preferred Stock. The Company's selling and marketing efforts had been limited until adequate funding was obtained. During the period the Company was taking selected orders based upon availability of inventory used in the production process.

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

Results of Operation

   During the fiscal year ended June 30, 1996, the Company began limited production of its print products. The net loss for the period was $2,035,647 compared with a net loss of $1,192,332 for the fiscal year ended June 30, 1995.

   Revenues for the period ended June 30, 1996 were approximately $1,083,897 compared to revenues of $134,028 for the period ended June 30, 1995.


Fiscal Years 1996 and 1997


Liquidity and Capital Resources

   As of June 30, 1997, the Company had a working capital deficiency of $107,952 compared with a working capital of $9,528 as of June 30, 1996. The decrease in working capital was a result of the Company not generating sufficient revenues from operations or securing funds from other sources sufficient to cover its cost structure. During the period ended June 30, 1997, the Company raised a total of $944,000 through the sale of its equity securities and debt in various offshore transactions, private placements and the exercise of warrants.

   As of June 30, 1997, the Company's financial position was precarious. The Company needs funding in order to maintain current operations. The Company is still not to the point of generating sufficient revenues from operations to cover its cost structure. The Company has been funding its operations by selling its securities in private placements, offshore transactions, short-term borrowing and sale of its products. The Company has also had certain employees and consultants defer a portion of their compensation. As discussed below, the Company has entered into a letter agreement for funding. However, the funding is based on a "best efforts" basis. Therefore, no assurance can be given that the Company will be able to obtain additional funds necessary to maintain its existing operations. In the event the Company is not able to secure sufficient funds on a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations and/or seek protection under the bankruptcy laws.

   The Company's independent auditors report contains an explanatory paragraph regarding the ability of the Company to continue as a going concern.




                                      (7)

Results of Operations

   The net loss for the period ending June 30, 1997 was $2,162,134 compared with a net loss of $2,035,647 for the period ended June 30, 1996. The increase in the loss was caused primarily by the write down of goodwill of $619,172. The write down was associated with the sale of the Company's real estate data delivery system product line and the Company redirecting its marketing efforts to its print products. The Company continued during the period to decrease expenses by reducing consulting fees, professional fees and salaries. For the period ending June 30, 1997, administrative costs were approximately $850,000 of which salaries were approximately $244,000. Engineering and Development costs were approximately $397,400, of which approximately $197,500 was salaries. Marketing costs for the period were $328,792 of which approximately, $187,000 was salaries. Legal and accounting fees for the period totaled approximately $110,500.

Revenues for the period ended June 30, 1997 were $551,517 compared to revenues of $1,083,897 for the fiscal year ended June 30, 1996. Approximately $98,800 of total revenues for the period ending June 30, 1997 was from print products. The balance of the revenues was substantially all derived from the real estate multiple listing data delivery system, which system was sold in October 1997. The decrease in revenues was the result of the Company not being able to sell its DV3D(R) print products and not being able to increase sales of its data delivery system products. In November 1996, management determined to convert the imaging compositing process used in its print products from a photographic base to a computer software base. This process was not complete until March 1997. During the period of the conversion there were no new sales of print products The Company currently has no backlog of orders for its print products. However, during the three months ended September 30,1997, the Company did have sales for its print products of approximately $60,000. The Company intends to devote most if not all of its efforts and resources to generating sales for its print products for the foreseeable future. Management believes that with the new imaging compositing process in place that it will be able to consistently offer a commercially acceptable product that is competitively priced, something that was not possible in the past. Of course, future events such as internal technological problems, vendor problems, competing technologies or an increase in pricing either internally or from vendors could materially adversely affect the Company's ability to generate sufficient revenues to maintain its cost structure.

   The Company expects to incur operating losses through the quarter ending December 31, 1997. In the event the Company is not able to generate significant revenues from its print products during the fiscal year it will continue to incur substantial operating losses.


Events Subsequent to June 30, 1997

   In July 1997, the Company issued 1,818,182 shares of its Common Stock as a result of a conversion of $50,000 of its debentures. Also, in July the Company sold 1,100,00 shares of its Common Stock in a private placement for $55,000.

   In September 1997, the Company sold its real estate multiple listing data delivery system. The purchase price was $450,000 plus the assumption of $59,427 in liabilities. The purchase price was payable $40,000 at closing and the balance to be paid ratably over a thirty-six month period or $13,229.55 per month. In connection with the sale the Company agreed to provide consulting services for a period of one hundred and twenty days at no cost and thereafter at certain prescribed rates.

   In October 1997, the Company sold 1,666,666 shares of its common stock in an off shore transaction. The purchase price was $75,000.

   On October 14, 1997, the Company entered into a letter agreement with Capital West Investment Group, Inc. ("CWIG"). Pursuant to the terms of the agreement CWIG will use its "best efforts" to raise funds amounting to $1,000,000 in net proceeds less expenses and commissions within six months of the date of the letter. In exchange for CWIG's agreement to raise funds for the Company, the Board of Directors has agreed to recommend to the stockholders for approval a 25 to 1 reverse stock split on all outstanding classes of stock and issuance of certain derivative securities to key employees, members of the Board and consultants. In the interim CWIG will provide $100,000 to $200,000 in short term financing. The actual terms may change as the transaction progresses and no assurances can be given that the funding will be completed as proposed.

ITEM 7.      FINANCIAL STATEMENTS

   The consolidated financial statements required to be filed pursuant to this
Item 7 begins on page F-1 of this report.



                                      (8)

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.   Non applicable.




                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The directors and executive officers of the Company are as follows:


       Name                          Age                  Position
       ----                          ---                  --------
 George S. Smith (1)                 63          Director, Chairman of the Board of
                                                 Directors, Chief Executive Officer and
                                                 Chief Financial Officer

 Robert L. Morris                    46          Director, President

 Roy D. Pringle                      29          Senior Executive Vice President, Chief
                                                 Operating Officer

 Bruce D. Sandig                     37          Executive Vice President,  Research
                                                 and Development

 Sean F. Lee (1)                     57          Director

 Steven L. Flint, Ph.D. (2)(3)(4)    47          Director

 Hans J. Kaemmlein (2)(3)(4)         52          Director



--------------------

(1)          Member of the Executive Committee
(2)          Member of the Audit Committee
(3)          Member of the Compensation Committee
(4)          Member of the Nominating Committee

   Mr. George S. Smith was appointed Chairman of the Board in April 1992.
From April 1992 until September 12, 1995, Mr. Smith served as the Chief Executive Officer of the Company. Mr Smith was reappointed Chief Executive Officer in June 1996. From 1980 to 1988, Mr. Smith was a Senior Vice-President at Drexel Burnham Lambert. From 1988 to 1990 he was a senior Vice President at Shearson Leahman Brothers. From September 1990 until April 1992, Mr. Smith was on sabbatical for corrective back surgery. Mr. Smith is an honors graduate in economics with a minor in engineering from San Jose State University. Mr. Smith maintains his residence in Provo, Utah; and since June 1997, due to a subsequent back injury and on instructions from his attending physician to limit his travel, has primarily worked from his home office.

   Mr. Lee was appointed a Director in September 1995. Mr. Lee has served as InfoPak's President from January 1992 until December 1996. In January 1997 Mr. Lee left the Company and founded Soy Environmental Products, Inc. (cleaning products). In April 1994, Mr. Lee co-founded and became Chairman of the Board of Directors of Auto X-ray, Inc., a privately



                                      (9)
held company (diagnostic system for American automobiles). Since January, 1997, Mr. Lee has served as Chairman for New Directions, a furniture manufacture.

   Dr. Flint was appointed as a Director in June 1996. Dr. Flint is a Senior Vice President, Chief Financial Officer and member of the Board of Directors of The Alexander Group, Inc., a national marketing and sales consulting firm whose clients are typically Fortune 1000 companies. Dr. Flint has been employed with The Alexander Group, Inc. since 1991. Additionally, Dr. Flint holds a Ph.D. in finance from the graduate school of business at Stanford University, has previously held the position of Chief Financial Officer and Board member of a high tech firm and has been a professor of finance. Dr. Flint is currently engaged in a number of volunteer and service organizations including sitting on the Board of The Arizona Shakespeare Festival.

   Mr. Kaemmlein was appointed as a Director in June of 1996. Mr. Kaemmlein is the Chairman, President and Chief Executive Officer of Advanced Media which specializes in the development and marketing of interactive multimedia solutions and technologies. Mr. Kaemmlein has held these positions since 1993. Previously, Mr. Kaemmlein spent over 25 years as an executive with Mercedes -Benz and more recently has served as a management consultant and venture capitalist for several start- up and public companies. Mr. Kaemmlein completed his business management education in Europe.

   Mr. Morris joined the Company in September 1993 and was appointed
President in January 1997. Prior to his employment with the Company Mr. Morris was Vice-President, Sales and Marketing for Paro, Inc. Mr. Morris has over twenty years experience in sales and marketing. Mr. Morris maintains his residence and his office in New York, New York.

   Mr. Pringle was appointed to his position in May 1997. Mr. Pringle has worked for InfoPak, Inc. for more than the past five years. Mr. Pringle holds a Master's degree from the American Graduate School of International Management.

   Mr. Sandig was appointed to his position in May 1997. Mr. Sandig was a co-founder of InfoPak, Inc. in 1992.

   Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

   As of the June 13, 1996 Board of Directors meeting, it was resolved that each outside director of the Company (one not receiving a salary or consulting fee) be awarded, warrants or options for each year he serves as such to purchase 100,000 shares of the Common Stock of the Company at a price equal to its then fair market value, such options or warrants to vest 25,000 shares per quarterly period after the date of grant, and to expire three years after the date of grant.

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

Compliance with Section 16(a) of the Exchange Act

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership of Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company believes that, except as set forth below, all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

   Messrs. Roy D. Pringle and Bruce D. Sandig were appointed executive officers in May 1997 and inadvertently filed their Form 3's late.





                                     (10)

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table sets forth the total compensation earned by or paid to the named executive officers by the Company for the fiscal year ended June 30, 1997.

=====================================================================================================
                                                                 LONG TERM COMPENSATION
-----------------------------------------------------------------------------------------------------
                       ANNUAL COMPENSATION                      Awards            Payouts
-----------------------------------------------------------------------------------------------------

                                                        Restricted   Securities    LTIP     All Other
                                           Other Annual   Stock      Underlying   Payouts   Compens-
                Year  Salary($) Bonus($)  Compensation   Awards ($) Options/SARs    ($)     ation ($)
                                              ($)                      (#)
-----------------------------------------------------------------------------------------------------
George S. Smith 1997 $120,000(1)   $0          $0           $0           --          $0         $0
CEO
=====================================================================================================

1. Represents $62,500 in compensation, $57,500 in deferred compensation and excludes approximately $25,000 of travel and living expenses and $20,000 of accrued consulting fees which were paid during the year.

==========================================================================================
                  OPTIONS/SAR GRANTS IN THE FISCAL YEAR 1997
------------------------------------------------------------------------------------------
                              INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------
                           Number of     % of Total
                           Securities    Options/SARs
                           Underlying    Granted to
                          Option/SARs     Employees in  Exercise or Base   Expiration
     Name          Year    Granted (#)   Fiscal Year     Price ($/Share)     Date
------------------------------------------------------------------------------------------
George S. Smith    1997       0.00           0%               $0               --
CEO
==========================================================================================

      AGGREGATED OPTIONS/SAR EXERCISES IN THE FISCAL YEAR 1997 AND FY-END
                               OPTION/SAR VALUES
--------------------------------------------------------------------------------
                                            Number of Securities
                          Shares            Underlying Exercised    Value of
                         Acquired           Options/ SARs at FY  Unexercised In-
                            on                   End (#)           the-Money
                         Exercise   Value      Exercisable/      Options/SARs at
     Name          Year     (#)    Realized   Unexercisable         FY-End ($)
--------------------------------------------------------------------------------
George S. Smith    1997    ____      0.00    2,600,000 (E)/O(U)     $0
CEO
================================================================================



                                     (11)

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all executive officers and directors of the Company as a group, as of October 14, 1997 and their percentage ownership of Common Stock and their percentage voting power.

================================================================================
Name and Address of Beneficial Owners        Amount and Nature of      Percent
                                             Beneficial Ownership(1)  Ownership
--------------------------------------------------------------------------------
George S. Smith (2)                                  6,478,550          7.9
3688 N. Littlerock Drive
Provo, UT 84604
--------------------------------------------------------------------------------
H. Thomas Ferstl (3)                                 4,635,920          6.1
8761 State Street
Millington, MI  48746
--------------------------------------------------------------------------------
Sean F. Lee (4)                                      1,854,850          2.5
InfoPak, Inc.
8855 N. Black Canyon Highway, Suite 2000
Phoenix, AZ  85021
--------------------------------------------------------------------------------
Robert L. Morris (5)                                 1,278,000          1.8
305 2nd Avenue, #318
New York, NY 10003
--------------------------------------------------------------------------------
Steven L. Flint                                        - 0 -           - 0 -
946 N. Williams
Mesa, AZ 85203
--------------------------------------------------------------------------------
Hans J. Kaemmlein (6)                                2,181,120          2.8
80 Orville Drive
Bohemia, NY  11716
--------------------------------------------------------------------------------
All executive officers and directors as a
group (7 persons)(7)                                 7,858,230         11.0
================================================================================

(1) Except as otherwise indicated, all of the shares are owned beneficially and of record. Beneficial ownership has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended.

(2)          Mr. Smith, owns 3,873,110 shares of the Company's Common Stock.
             Also included in the amount are common stock purchase warrants to purchase 2,600,000 shares of the Company's Common Stock, and 544 shares of Series C Convertible Preferred Stock , convertible at 10 to 1 into common stock.

(3) Mr. Ferstl owns 3,600,000 shares of the Company's Common Stock and common stock purchase warrants to purchase 1,000,000 shares of the Company's Common Stock and 3,592 shares of Series C Convertible Preferred Stock

(4) Includes 1,528,410 shares of the Company's Common Stock which is owned by the Lee Family Partnership of which Mr. Lee is the general partner. Also included in the amount are 26,440 shares of the Company's Common Stock and common stock purchase warrants to purchase 300,000 shares of the Company's common stock.

(5) Mr. Morris owns 28,000 shares of Common Stock, common stock purchase warrants to purchase 1,100,000 shares of the Company's Common Stock and 1,500 Series S Convertible Preferred stock which is convertible at 100 to 1 into Common Stock.

(6) Mr. Kaemmlein owns 1,981,120 shares of the Company's Common Stock and common stock purchase warrants to purchase 200,000 shares of the Company's Common Stock

(7) Does not include common stock purchase warrants to purchase in the aggregate 4,400,000 shares of the Company's Common Stock, and 544 shares of the Company's Series C Convertible Preferred Stock which would be convertible into 5,440 shares of the Company's Common Stock and 1,500 shares of Series S Convertible Preferred Stock


                                     (12)
convertible into 150,000 shares of Common Stock and 3,500 Series P Convertible Preferred Stock convertible into 35,000 shares of Common Stock.

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

   As of October 15, 1997, no options were in effect.

   1996 Equity Incentive Plan

   The Company, in June 1996. adopted the 1996 Equity Incentive Plan (the "1996 Plan") covering 10,000,000 shares of the Company's Common Stock pursuant to which employees, consultants and other persons or entities who are in a position to make a significant contribution to the success of the Company are eligible to receive awards in the form of incentive or non-incentive options, stock appreciation rights, restricted stock or deferred stock. The 1996 Plan will terminate ten (10) years after the effective date of the 1996 Plan. The 1996 Plan was deeded effective June 12, 1996. The 1996 Plan is administered by the Compensation Committee of the Board of Directors. In its discretion, the Board of Directors may elect to administer the 1996 Plan. Restricted stock entitles the recipients to receive shares of the Company's Common Stock subject to such restriction and condition as the Compensation Committee may determine for no consideration or such considerations as determined by the Compensation Committee. Deferred stock entitles the recipients to receive shares of the Company's Common Stock in the future.

   As of October 15, 1997, 2,859,290 shares have been issued pursuant to this plan.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   George S. Smith has an employment agreement with Dimensional Visions
Group, Ltd. The term of the agreement is two years ending in August 1998. Mr. Smith's base compensation is $120,000 per year less $5,000 deferred monthly pending attainment of specific goals. The agreement automatically renews each anniversary date (August 1) for two years without any further action by either the Company or Mr. Smith. The agreement may be terminated by the Company for cause. Mr. Smith currently defers one-half of his monthly compensation. The Company pays Mr. Smith's travel and living expenses in connection with his commuting from his home to the Company's office in Phoenix, Arizona.

   Roy D. Pringle has an employment agreement with InfoPak, Inc. The term of the agreement is three years ending in September 1998. Mr. Pringle's base compensation is $50,000 per year. Mr. Pringle is also entitled to participate in InfoPak's Bonus Plan.

   Bruce D. Sandig has an employment agreement with InfoPak, Inc. The term of the agreement is three years ending in September 1998. Mr. Sandig's base compensation is $65,000 per year. Mr. Sandig is deferring $5,000 per year in compensation. Mr. Sandig is also entitled to participate in InfoPak's Bonus Plan.

   Robert L. Morris is paid at an annual rate of $96,000.



                                     (13)

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

   2. The consolidated financial schedules of the Company are filed as part of this report:

             Schedule IV - Property and Equipment

             Schedule  V - Accumulated Depreciation and Amortization of Property
                           and Equipment

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

             3.4a(c) Form of Certificate of Designation - Series P Convertible Preferred Stock

             3.4b(d) Form of Certificate of Designation - Series S Convertible Preferred Stock

             3.4c(d) Form of Certificate of Designation - Series C Convertible Preferred Stock

             4.1(a)      Warrant Agreement (including form of warrant)

             10.3(b)     Stock Option Plan

             10.4(d)     1996 Equity Incentive Plan

             10.5(e) Agreement dated September 25, 1997 by and between InfoPak, Inc. and DataNet Enterprises, LLC and David and Staci Noles

             21.0        Subsidiaries of the registrant

             27.0        Financial Data Schedule

   B. Reports on Form 8-K(I), the registrant filed a current report on Form 8-K on October 10,1997 to report and event pursuant to Item 9, sale of securities pursuant to Regulation S, (ii) registrant filed a current report on Form 8-K on October 21, 1997 to report an event pursuant to Item 2, acquisition or disposition of assets in connection with the sale of the real estate data delivery system.


--------------------------------

(a) Incorporated by reference from the registrants registration statement on Form S-1 (No. 33-24554)

                                     (14)

(b) Incorporated by reference from the registrants' Annual Report on Form 10-KSB for the fiscal years ended June 30, 1992, 1993, 1994 and 1995

(c) Incorporated by reference from registrants' Current Report on Form 8-K dated September 27, 1995.

(d) Incorporated by reference from registrant registration statement on Form S8 (No. 333-06679).

(e) Incorporated by reference from registrant's current report on Form 8-K dated October 21, 1997.



                                     (15)

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                      YEARS ENDED JUNE 30, 1997 AND 1996


           Index to Consolidated Financial Statements and Schedules
           --------------------------------------------------------


                                                           Page
                                                           ----
Independent Auditors' Report                               F-2

Consolidated Financial Statements

      Balance Sheet                                        F-4

      Statements of Operations                             F-5

      Statements of Stockholders' Equity (Deficiency)      F-6

      Statements of Cash Flows                             F-11

      Notes to Consolidated Financial Statements           F-16

Schedules

      Independent Auditors' Report                         F-32

      Schedule IV - Property and Equipment                 F-33

      Schedule V - Accumulated Depreciation and
        Amortization of Property and Equipment             F-34

                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Dimensional Visions Group, Ltd. and Subsidiaries
Phoenix, Arizona


We have audited the accompanying consolidated balance sheet of Dimensional Visions Group, Ltd. and Subsidiaries (the "Company") as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Group, Ltd. and Subsidiaries at June 30, 1997 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception of $18,300,965 and has a working capital deficiency of $107,952 as of June 30, 1997. The Company has financed its operations primarily through the sale of its securities. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited sales of its products, which raises substantial doubt about the Company's ability to continue as a going concern. The future of the Company as an operating business will depend on (1) its

To the Board of Directors and Stockholders
Dimensional Visions Group, Ltd. and Subsidiaries



ability to successfully market its products, (2) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and fulfill its sales and marketing activities, (3) achieving a level of sales adequate to support the Company's cost structure, and (4) to ultimately achieve a level of profitability. Management's plan concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                             GITOMER & BERENHOLZ, P.C.

Jenkintown, Pennsylvania
August 29, 1997, except
  Note 13, as to which the
  date is October 14, 1997

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997


                                    ASSETS
                                    ------
Current assets
  Cash and cash equivalents                            $    109,566
  Accounts receivable, trade, net of allowance for
    bad debts of $215,743                                    82,301
  Inventory                                                 179,127
  Prepaid supplies and expenses                              10,001
                                                       ------------
    Total current assets                                    380,995
                                                       ------------
Equipment
  Equipment                                               1,527,776
  Furniture and fixtures                                    125,035
                                                       ------------
                                                          1,652,811
  Less accumulated depreciation and amortization          1,562,421
                                                       ------------
                                                             90,390
                                                       ------------
Other assets
  Patent rights and other assets                             40,889
  Deferred costs                                             17,246
                                                       ------------
                                                             58,135
                                                       ------------
    Total assets                                       $    529,520
                                                       ============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
             ----------------------------------------

Current liabilities
  Current portion of long-term debt                    $     75,000
  Accounts payable, accrued expenses and other
    liabilities                                             413,947
                                                       ------------
    Total current liabilities                               488,947

Long-term debt, net of current portion                      125,000
                                                       ------------

    Total liabilities                                       613,947
                                                       ------------
Commitments and contingencies                                 -

Stockholders' deficiency
  Preferred stock - $.001 par value, authorized
    10,000,000 shares; issued and outstanding
    219,378 shares                                              219
  Additional paid-in capital                                923,209
                                                       ------------
                                                            923,428
  Common stock - $.001 par value, authorized
    100,000,000 shares; issued and outstanding
    68,137,872 shares                                        68,138
  Additional paid-in capital                             17,844,144
  Deficit                                               (18,920,137)
                                                       ------------
    Total stockholders' deficiency                          (84,427)
                                                       ------------
    Total liabilities and stockholders'
      deficiency                                       $    529,520
                                                       ============


            See notes to consolidated financial statements.

           DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED JUNE 30, 1997 AND 1996




                                                  1997                1996
                                                  ----                ----

Operating revenue                            $   551,517         $ 1,083,897
Cost of sales                                    306,190             841,805
                                             -----------         -----------

Gross profit                                     245,327             242,092
                                             -----------         -----------

Operating expenses
  Engineering and development costs              397,387             366,650
  Marketing expenses                             328,792             246,704
  General and administrative expenses            850,016           1,569,688
                                             -----------         -----------

    Total operating expenses                   1,576,195           2,183,042
                                             -----------         -----------

Loss before other income (expenses)           (1,330,868)         (1,940,950)
                                             -----------         -----------

Other income (expenses)
  Interest expense                               (25,048)           (111,446)
  Interest income                                  7,102              13,539
  Loss on abandonment of leasehold
    improvements and equipment                    (1,150)              -
  Write-off of customer deposits                     -               156,000
  Amortization of goodwill                      (192,998)           (152,790)
  Goodwill writedown                            (619,172)              -
                                             -----------         -----------

                                                (831,266)            (94,697)
                                             -----------         -----------

Net loss                                     $(2,162,134)        $(2,035,647)
                                             ===========         ===========

Loss per share of common stock
  Net loss                                   $      (.04)        $      (.12)
                                             ===========         ===========

Weighted average shares of common stock
  outstanding                                 48,766,048          17,069,442
                                             ===========         ===========




            See notes to consolidated financial statements.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      YEARS ENDED JUNE 30, 1997 AND 1996

                         Preferred Stock                    Common Stock
                         ---------------                    ------------
                        ($.001 Par Value)    Additional   ($.001 Par Value)   Additional
                        -----------------     Paid-in     -----------------    Paid-in
                        Shares    Amount      Capital     Shares      Amount   Capital        Deficit        Total
                        ------    ------      -------     ------      ------   -------        -------        -----
Balance, July 1, 1995    77,250    $  77      $772,423   16,936,098     $16,936  $11,881,927  $(14,722,356) $(2,050,993)

Conversion of 36,750
shares of Series A
convertible preferred
stock to 1,470,000
shares of the Company's
common stock            (36,750)     (37)     (367,463)   1,470,000      1,470      366,030            --           --

Surrender of 3,215,000
shares of the Company's
common stock in
exchange for 32,150 shares
of Series S convertible
preferred stock by
mainly officers and
directors                32,150       32       377,968   (3,215,000)     (3,215)    (374,785)          --             --

Sale of common stock
net of offering cost of
$75,000                      --       --            --    3,000,000       3,000      672,000           --        675,000

Issuance of 2,750,000
warrants; in connection
with the sale of
3,000,000 shares of the
Company's common stock
(1,250,000 warrants) to
a financial consultant
(500,000 warrants) and
to the chief executive
officer (1,000,000
warrants) to purchase
the Company's common
stock (750,000 shares
at $.15 per share,
500,000 shares at $.50
per share, 500,000
shares at $.15 per
share and 1,000,000
shares at $.25 per
share) for a five year
period commencing
September, 1995              --       --            --           --          --      100,000           --        100,000

Exercise of 310,000
warrants to purchase
310,000 shares of the
Company's common stock
at $.01 per share            --       --            --      310,000         310        2,790           --          3,100

Issuance of Series P
convertible preferred
stock in connection
with the merger of
InfoPak, debt cancellation
and signing bonuses to
certain employees and
consultant of Info
Pak, Inc.               548,879      549     1,371,649           --          --           --           --      1,372,198

Issuance of 105,000
warrants to purchase
105,000 shares of the
Company's Series B
preferred stock at $10
per share for a three
year period commencing
in August and
September, 1995              --        --          --            --          --           --          --             --


                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 1997 AND 1996


                          Preferred Stock                    Common Stock
                         ---------------                    ------------
                         ($.001 Par Value)    Additional   ($.001 Par Value)   Additional
                         -----------------     Paid-in     -----------------    Paid-in
                         Shares      Amount    Capital     Shares      Amount   Capital          Deficit        Total
                        ------       ------      -------     ------      ------   -------        -------        -----
Issuance of 14,500
warrants to purchase
14,500 shares of the
Company's common stock
at $.01 per share for a
one year period
commencing in August
and September, 1995
                             --        --        --         --          --           --          --             --

Issuance of 150,000
warrants to a director
to purchase 150,000
shares of the Company's
common stock at $.15
per share for a five
year period commencing
October, 1995                --        --        --         --          --        7,500          --          7,500

Secured noteholders
exercised their Series
B warrants to purchase
190,700 shares of
Series B convertible
preferred stock
(175,700 on October 1,
1995 and 15,000 on
February 22,
1996 by a director)       190,700      191     1,906,809       --       --           --           --     1,907,000

Secured noteholders
converted $262,750 of
interest due on the
notes into 26,275
shares of Series C
convertible
preferred stock            26,275       26       262,724       --       --           --            --       262,750

Conversion of 29,000
shares of Series S
convertible preferred
stock to 2,900,000
shares of the Company's
common stock              (29,000)     (29)     (356,471)  2,900,000    2,900      353,600         --           --

Conversion of 174,442
shares of Series P
convertible preferred
stock to 1,744,420
shares of the Company's
common stock             (174,442)    (174)     (435,931)  1,744,420    1,745      434,360         --           --

Conversion of 2,855
shares of Series C
convertible preferred
stock to 28,500 shares
of the Company's
common stock               (2,855)      (3)       (28,547)     28,550      29       28,521         --           --

Issuance of 100,000
warrants to purchase
the Company's common
stock at $.50 per share
for a five year period
commencing March, 1996,
for services in
connection with
debenture financing            --      --             --       --       --           --            --           --

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 1997 AND 1996




                          Preferred Stock                    Common Stock
                         ---------------                     ------------
                         ($.001 Par Value)    Additional   ($.001 Par Value)        Additional
                         -----------------     Paid-in     -----------------         Paid-in
                         Shares      Amount    Capital     Shares     Amount         Capital        Deficit        Total
                        ------       ------    -------     ------     ------         -------        -------        -----
Issuance of 390,000
warrants to purchase
the Company's common
stock at $.15 per share
(290,000 warrants) and
$.50 per share (100,000
warrants) for a five
year period commencing
May, 1996 for financial
consulting services          --        --         --         --          --             54,600            --        54,600

Issuance of 500,000
warrants to purchase
the Company's common
stock at $.31 per share
for a three year period
commencing June, 1996
in connection with the
debenture financing          --        --         --         --             --        --                  --            --

Conversion of the
debenture financing to
3,495,239 shares of the
Company's common stock       --        --         --         3,495,239     3,495       423,947            --       427,442

Issuance of 20,000
warrants to purchase
the Company's common
stock at $.50 per share
for a four year period
commencing June, 1996,
for consulting services
to the Company              --         --         --                --        --         1,900            --         1,900

Issuance of 42,350
shares of the Company's
common stock at $.26
per share for
consulting services
to the Company              --         --         --            42,350        42        10,969            --        11,011

Net loss                    --         --         --                --        --            --    (2,035,647)   (2,035,647)
                            -------   ------   ----------   ----------   -------   -----------   ------------   -----------

Balance, June 30, 1996      632,207   $  632   $3,503,161   26,711,657   $26,712   $13,963,359   $(16,758,003)   $  735,861
                            =======   ======   ==========   ==========   =======   ===========   ============   ===========

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 1997 AND 1996



                          Preferred Stock                    Common Stock
                         ---------------                     ------------
                         ($.001 Par Value)    Additional   ($.001 Par Value)        Additional
                         -----------------     Paid-in     -----------------         Paid-in
                         Shares     Amount    Capital     Shares      Amount         Capital        Deficit        Total
                         ------     ------    -------     ------      ------         -------        -------        -----
Balance, July 1, 1996    632,207   $  632    $3,503,161   26,711,657  $26,712      $13,963,359   $(16,758,003)   $735,861

Conversion of 15,000
shares of Series A
convertible preferred
stock valued at
$150,000 into 600,000
shares of the Company's
common stock                (15,000)     (15)   (149,985)     600,000     600          149,400             --          --

Conversion of 185,700
shares Series B
convertible preferred
stock valued at
$1,857,000 into
22,284,000 shares of
the Company's
common stock               (185,700)    (186) (1,856,814)  22,284,000  22,284        1,834,716             --          --

Conversion of 4,739
shares Series C
convertible preferred
stock valued at $47,390
into 47,390 shares of
the Company's
common stock                 (4,739)      (5)    (47,385)      47,390      47           47,343             --          --

Conversion of 206,390
shares Series P
convertible preferred
stock valued at
$515,975 into 2,063,900
shares of the Company's
common stock               (206,390)    (206)   (515,769)   2,063,900   2,064          513,911             --          --

Conversion of 1,000
shares Series S
convertible preferred
stock valued at $10,000
into 100,000 shares of
the Company's
common stock                 (1,000)      (1)     (9,999)     100,000     100            9,900             --          --

Conversion of $375,000
of convertible
debentures to 6,853,335
shares of the Company's
common stock issued
pursuant to a
Regulation S
offering                         --      --           --    6,853,335   6,853          368,147             --     375,000

Exercise of 1,000,000
warrants to purchase
the Company's
common stock                     --      --           --    1,000,000   1,000           99,000             --     100,000

Conversion of a $15,000
advance to 150,000
shares of the Company's
common stock                     --      --           --      150,000     150           14,850             --      15,000

Issuance of 1,625,700
shares of the Company's
common stock to
consultants for
services valued at
$144,247                         --      --           --    1,625,700   1,626          142,621             --     144,247

                DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 1997 AND 1996


                          Preferred Stock                    Common Stock
                         ---------------                     ------------
                         ($.001 Par Value)    Additional   ($.001 Par Value)        Additional
                         -----------------     Paid-in     -----------------         Paid-in
                         Shares     Amount     Capital     Shares     Amount         Capital        Deficit        Total
                         ------     ------     -------     ------     ------         -------        -------        -----
Issuance of 427,940
shares of the Company's
common stock to
employees for
compensation valued at
$63,599 including
accrued compensation of
$36,100                        --        --       --         427,940    428          63,171              --       63,599

Conversion of $50,000
of accrued consulting
fees to 312,500 shares
of the Company's common
stock valued at $.16
per share                      --        --       --         312,500    313          49,687              --       50,000

The Company sold
through two private
placements 1,390,000
shares of the Company's
common stock valued at
$.10 per share and
2,100,000 shares of the
Company's common stock
valued at $.05 per
share                          --        --       --       3,490,000  3,490         240,510              --      244,000

The Company sold
through an offshore
placement 2,500,000
shares of the Company's
common stock valued at
$.14 per share and
issued 350,000 warrants
to purchase the
Company's common stock
at $.14 and 250,000
warrants to purchase
the Company's common
stock at $.15 for three
years commencing
October 1996.                  --        --       --        2,500,00   2,500        347,500              --      350,000

450,800 shares of the
Company's restricted
stock was exchanged for
450,800 shares from the
Company's 1996 Equity
Incentive Plan                 --        --       --              --      --            --               --           --

28,550 shares of the
Company's common stock
was surrendered by the
Chairman of the
Board/Chief
Executive Officer              --        --       --         (28,550)   (29)             29              --           --

Net loss                       --        --       --            --        --           --        (2,162,134)  (2,162,134)
                          -------  --------   --------    ----------  -------    ----------- -------------     ---------

                          219,378  $    219   $923,209    68,137,872  $68,138    $17,844,144  $ (18,920,137)   $ (84,427)
                          =======  ========   ========    ==========  =======    =========== =============     =========





                See notes to consolidated financial statements.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED JUNE 30, 1997 AND 1996



                                                1997           1996
                                                ----           ----

Operating activities
  Net loss                                    $(2,162,134)   $(2,035,647)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Goodwill writedown                          619,172          -
      Compensation paid to officers/
        employees through issuance of
        warrants and common stock                  27,499          7,500
      Consulting service paid through
        issuance of warrants and common
        stock                                     144,247        167,511
      Depreciation and amortization of
        property and equipment                     50,366         87,491
      Amortization of other assets and
        deferred costs                             37,246         20,762
      Amortization of goodwill                    192,998        152,790
      Loss on abandonment of leasehold
        improvements and equipment                  1,150          -
      Changes in assets and liabilities
        which provided (used) cash
          Accounts receivable, trade              (49,693)        (5,051)
          Inventory                               (89,669)        51,378
          Prepaid supplies and expenses            22,446         10,914
          Other assets                              6,542          -
          Accounts payable, accrued
             expenses and other liabilities       166,989       (108,012)
                                              -----------    -----------

  Net cash used in operating activities        (1,032,841)    (1,650,364)
                                              -----------    -----------

Investing activities
  Cash acquired in acquisition                      -            275,632
  Purchase of equipment                            (4,666)       (40,360)
  Capitalized legal fees related to
    acquisition                                     -            (36,866)
  Deposits                                          -             (1,041)
                                              -----------    -----------

  Net cash provided by (used in) investing
    activities                                     (4,666)       197,365
                                              -----------    -----------

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996



                                                         1997           1996
                                                         ----           ----

Financing activities
  Proceeds from
    Sale of common stock net of offering
      costs $75,000 in 1996                             594,000        675,000
    Issuance of common stock in
      connection with the exercise of warrants          100,000          3,100
    Borrowings net of deferred costs $20,000
      in 1996 and payment of note $50,000
      in 1996                                           250,000        750,000
                                                    -----------    -----------
  Net cash provided by financing activities             944,000      1,428,100
                                                    -----------    -----------


Net decrease in cash and cash equivalents               (93,507)       (24,899)

Cash and cash equivalents, beginning of
  year                                                  203,073        227,972
                                                    -----------    -----------

Cash and cash equivalents, end of year              $   109,566    $   203,073
                                                    ===========    ===========

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest            $      --      $     7,500
                                                    ===========    ===========

  Issuance of common stock in connection
    with
      Accrued compensation settled for
        common stock in lieu of cash payment        $    36,100    $      --
                                                    ===========    ===========
      Accrued consulting fee settled for
        common stock in lieu of cash
        payment                                     $    50,000    $      --
                                                    ===========    ===========
      Advance settled for common stock in
        lieu of cash payment                        $    15,000    $      --
                                                    ===========    ===========
      Consulting services                           $   144,247    $      --
                                                    ===========    ===========
      Officers/employees compensation               $    27,499    $      --
                                                    ===========    ===========

Supplemental disclosure of non-cash investing and financing activities for fiscal year 1997:

   The Company issued 6,853,335 shares of the Company's common stock in connection with the conversion of $375,000 of convertible debentures to common stock under a Regulation S Securities Subscription Agreement.

  Issuance of warrants in connection with
    Consulting service                              $     -        $   167,511
                                                    ===========    ===========
    Compensation                                    $     -        $     7,500
                                                    ===========    ===========

                         DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                YEARS ENDED JUNE 30, 1997 AND 1996



Supplemental disclosure of non-cash investing and financing activities for fiscal year 1997: (Continued)

   The Company issued 25,095,290 shares of the Company's common stock in connection with the conversion of convertible preferred stock valued at $2,580,365 as follows:

                                                         Converted to
                                               Value     Common Stock
                                               -----     ------------

   Series A Convertible Preferred Stock   $   150,000       600,000
   Series B Convertible Preferred Stock     1,857,000    22,284,000
   Series C Convertible Preferred Stock        47,390        47,390
   Series P Convertible Preferred Stock       515,975     2,063,900
   Series S Convertible Preferred Stock        10,000       100,000
                                          -----------    ----------
                                          $ 2,580,365    25,095,290
                                          ===========    ==========

   The Company issued 1,625,700 shares of the Company's common stock to consultants for services valued at $144,247.

   The Company issued 427,940 shares of the Company's common stock to employees valued at $63,599 for compensation and/or accrued compensation.

   The Company issued 462,500 shares of the Company's common stock valued at $65,000 in connection with certain liabilities settled in lieu of a cash payment for accrued consulting fee of $50,000 and an advance of $15,000.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996




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

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996




Supplemental disclosure of non-cash investing and financing activities for fiscal year 1996: (Continued)

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

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996




Note 1:    Summary of Significant Accounting Policies

           Description of Business, Financing and Basis of Financial Statement Presentation

           Dimensional Visions Group, Ltd. (the "Company" or "DVGL") was incorporated in Delaware on May 12, 1988. The Company produces and markets lithographically printed stereoscopic and animation print products.

           The Company, on September 12, 1995 completed the acquisition of InfoPak, Inc. which has developed a data delivery system that provides end users with specific industry printed materials by way of a portable hand-held reader. Data is acquired electronically from the data provided by mainframe systems and distributed through a computer network to all subscribers.

           The Company has financed its operations primarily through the sale of its securities. The Company has had limited sales of its products during the years ended June 30, 1997 and 1996. Even though the sales during the past two years have significantly increased over the prior years, the volume of business is not nearly sufficient to support the Company's cost structure.

           Liquidity and Capital Resources

           The Company has incurred losses since inception of $18,300,965 and has a working capital deficiency of $107,952 as of June 30, 1997. The future of the Company as an operating business will depend on
           (1) its ability to successfully market and sell its products, (2) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieving a level of sales adequate to support the Company's cost structure, and (4) to ultimately achieve a level of profitability. Management's plan to address these issues includes (a) redirecting its marketing efforts of the Company's products and substantially increasing sales results, (b) continued exercise of tight cost controls to conserve cash, and (c) raise additional long term financing.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996




Note 1:    Summary of Significant Accounting Policies (Continued)

           Liquidity and Capital Resources (Continued)

           The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at June 30, 1997, plus the limited revenue is not sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management plans include the continued expansion of the sale of its products and the sale of additional securities.

           Further, there can be no assurances, assuming the Company successfully raises additional funds that the Company will achieve profitability or positive cash flow from the sale of its products. In the event the Company is not able to secure sufficient funds on a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations and/or seek protection under the bankruptcy laws.

           Consolidation Policy

           The consolidated financial statements include the accounts of DVGL and its wholly-owned subsidiaries, InfoPak, Inc. (acquired September 12, 1995) DVG Plastics, Inc., Digital Dimensions, Inc. and DV3D Images, Inc. As of June 30, 1997, all of the wholly-owned subsidiaries are inactive, except for InfoPak, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

           Inventory

           Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists of raw materials of $41,222 and finished goods of $137,905.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 1:    Summary of Significant Accounting Policies (Continued)

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

           As of June 30, 1997, the Company recorded a goodwill writedown of $619,172. This writedown eliminates all the remaining goodwill of the Company. The asset of goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases, which are uncertain. In addition, anticipated future cash flows of the Company indicate that the recoverability of the asset is not reasonably assured.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 1:    Summary of Significant Accounting Policies (Continued)

           Goodwill (Continued)

           Prior to June 30, 1997, goodwill was amortized using the straight-line method over five years.

           The Company is required to analyze the value of its recorded intangible assets on an ongoing basis to determine that the recorded amounts are reasonable and are not impaired. The Company's management considers the Company's financial condition and expected future operating income in determining if goodwill is impaired at the balance sheet date. Upon determination that goodwill was impaired at June 30, 1997, the amount of impairment was calculated by determining that portion of the goodwill which would not be expected to be recovered against operating income during the remaining amortization period.

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

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 1:    Summary of Significant Accounting Policies (Continued)

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

           Concentration of Credit Risk

           The Company is subject to credit risk through trade receivables. The Company relies on a limited number of customers for its sales. The Company is in the process of building a customer base for its products and, therefore, the degree of risk is substantially higher until the base grows.

           The Company also relies on several key vendors to supply plastics and printing services. Although there are a limited number of vendors capable of fulfilling the Company's needs, the Company believes that other vendors could provide for the Company's needs on comparable terms. Abrupt changes could, however, cause a delay in processing and a possible inability to meet sales commitments on schedule, or a possible loss of sales, which would affect operating results adversely.

Note 2:    Cash and Cash Equivalents

           The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

           Cash and cash equivalents as of June 30, 1997 are summarized as follows:

             Cash on hand                   $     84
             Cash in bank                     58,259
             Money market account             51,223
                                            --------

                                            $109,566
                                            ========

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 2:    Cash and Cash Equivalents (Continued)

           The Company maintains its cash in banks located in Arizona and California. The total cash balances are insured by the FDIC up to $100,000 per financial institution. As of June 30, 1997, there were no uninsured balances.


Note 3:    Patent Rights and Other Assets

             Patent rights                            $ 58,426
             Organization costs                          2,000
             Deposits                                    1,140
             Trademark                                     225
                                                      --------
                                                        61,791
             Less accumulated  amortization             20,902
                                                      --------

               Total                                  $ 40,889
                                                      ========


Note 4:    Deferred Costs

             Deferred  compensation relating to
             signing    bonuses    to   certain
             employees   and    consultant   of      $ 15,755
             InfoPak, Inc.

             Deferred debt cost                         1,491
                                                      --------

                                                     $ 17,246
                                                     ========


Note 5:    Accounts Payable, Accrued Expenses and Other Liabilities

             Accounts payable                        $260,942
             Accrued expenses
               Interest                                11,184
               Salaries                               117,943
               Consulting fees                         18,000
             Payroll taxes payable                      5,878
                                                      --------

               Total                                 $413,947
                                                     ========

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 6:    Long-Term Debt

           As of June 30, 1997, long-term debt consisted of the following:

             5% convertible debentures due
               August 1, 1998                        $125,000(1)
             10% secured notes due in January
               and February, 1998                      75,000(2)(3)
                                                     --------
                                                      200,000
             Less current portion                      75,000
                                                     --------
                                                     $125,000
                                                     ========

              (1)During the year ended June 30, 1997, $375,000 of the
                 outstanding debentures were converted to 6,853,335 shares of the Company's common stock at an average per share price of $.05. This debt is convertible into the Company's common stock at 50% of the price of the Company's stock on the day prior to conversion, but at no time shall the conversion price be greater than $.145 a share.

                 During July 1997, $50,000 of the outstanding debentures were converted to 1,818,182 shares of the Company's common stock at an average price of $.0275 per share.

                 The debentures were due on August 1, 1997, and the debenture holder on October 8, 1997 extended the due date to August 1, 1998.

              (2)As collateral for the secured notes, the Company has given a security interest in all of the Company's tangible and intangible assets, including all patents and proprietary technology, which was evidenced by a uniform commercial code of living on March 24, 1994.

              (3)The Company has accrued interest on this obligation, but has not paid interest to the noteholders since January 1996. No demand for interest has been made by the noteholders, but the notes are in technical default by failure to pay the accrued interest.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 7:    Commitments and Contingencies

           Effective January 24, 1997, the Company vacated its studio and production facilities in Philadelphia, Pennsylvania. There are several disputed invoices outstanding that amount to less than $2,000 that management expects to resolve in its favor. There are no long-term lease obligations outstanding as of June 30, 1997.

           Total rent expense on all operating leases amounted to approximately $57,600 and $83,000 for the years ended June 30, 1997 and 1996, respectively.

           The Company has outstanding employment and consulting contracts that expire through June 30, 1999 as follows:

                Years Ending June 30,          Amount
                ---------------------          ------

                        1998                  $235,000
                        1999                    69,000
                                              --------

                                              $304,000
                                              ========

           During 1996, the Company's former principal distributor of its print products refused to pay a certain sales invoice for goods shipped to, accepted and paid for by the distributor's customer. The Company had demanded payment and the distributor has refused to pay the invoice for $213,522. In July 1996, the Company filed for judgment on the $213,522 invoice together with interest, costs and such other relief the court will deem just and proper. The distributor has filed a counterclaim. Management feels this matter will be resolved favorably and will not have a material adverse effect on its financial position. During 1997, this matter has moved to a deferred status while the parties engage in settlement negotiations.

           During 1996, the Company provided an allowance for possible bad debts for the full amount of this sales transaction.

           There are no other legal proceedings which the Company believes will have a material adverse effect on its financial position.

           The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 1997 was approximately $68,000.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 8:    Common Stock

           As of June 30, 1997, there are outstanding 12,446,370 of non-public warrants to purchase the Company's common stock at prices ranging from $.09 to $.50 with a weighted average price of $.16 per share.

           As of June 30, 1997, there were 219,378 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 3,602,280 shares of common stock (see Note 10).

           As of June 30, 1997, there are 7,500 Series B Warrants outstanding to purchase Series B Convertible Preferred Stock which can be converted into 750,000 shares of the Company's common stock (see
           Note 6).

           As of June 30, 1997, there was a $125,000 5% Convertible Debenture which can be converted into a minimum of 2,335,423 shares of the Company's common stock depending upon the price of the Company's common stock the day preceding the conversion.

           The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 19,134,073 shares as of June 30, 1997, and would be in addition to the 68,137,872 shares of common stock outstanding as of June 30, 1997.

           During the year ended June 30, 1997, 3,490,000 shares of the Company's common stock was sold to third parties in two private placements for $244,000 (at an average price per share of $.07).

           On October 16, 1996, the Company sold 2,500,000 shares of the Company's common stock to a third party for $350,000 under a Regulation S offering.

           On December 12, 1996, the Company issued 1,000,000 shares of the Company's common stock in connection with the exercise of 1,000,000 warrants at $.10 per share.

           The Company issued 6,835,335 shares of the Company's common stock in connection with the conversion of $375,000 of convertible debentures to common stock under a Regulation S offering.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 8:    Common Stock (Continued)

           The Company issued 1,625,700 shares of the Company's common stock to consultants for services valued at $144,247 (average price per share $.09).

           The Company issued 427,940 shares of the Company's common stock to employees for compensation and/or accrued compensation valued at $63,599 (average price per share $.15).

           On January 14, 1997, the Company issued 1,000,000 shares of the Company's common stock to a former consultant which consisted of the issuance of 236,700 shares of the Company's common stock to the former consultant in full release under a letter agreement dated March 15, 1996, valued at $37,872 (price per share $.16), issuance of 312,500 shares of the Company's common stock in settlement of the outstanding accrued consulting fee of $50,000 (price per share $.16) and exchange of 450,800 shares of restricted stock for 450,800 shares of free trading from the 1996 equity incentive plan.

           The Company issued 150,000 shares of the Company's common stock in order to pay a $15,000 advance ($.10 per share).

           The Chairman of the Board/Chief Executive Officer surrendered to the Company 28,550 shares of the Company's common stock.

Note 9:    Preferred Stock

           The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, which has been allocated to the following Series and is outstanding as of June 30, 1997, as follows:

                                   Allocated        Outstanding
                                   ---------        -----------

             Series A Preferred       100,000        25,500
             Series B Preferred       200,000         5,000
             Series C Preferred     1,000,000        18,681
             Series P Preferred       600,000       168,047
             Series S Preferred        50,000         2,150
                                    ---------       -------

               Total Preferred
                 Stock              1,950,000       219,378
                                    =========       =======

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 9:    Preferred Stock (Continued)

           The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 40 shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid (see Note 7).

           The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred"), is convertible at the rate of 100 shares of common stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid (see Note 7).

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

           The Company's Series A Preferred and Series B Preferred were issued for the purpose of raising operating funds. The Series C Preferred was issued to certain holders of the Company's 10% Secured Notes in lieu of accrued interest and also will be held for future investment purposes. The Series S Preferred was issued to certain stockholders consisting mainly of officers and directors of the Company in exchange for such stockholders' shares of common stock. After this exchange, common stock was sold on September 5, 1995 for the purpose of raising additional capital.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 9:    Preferred Stock (Continued)

           The Series P Preferred was issued on September 12, 1995 to InfoPak shareholders in exchange for (1) all of the outstanding capital stock of InfoPak, (2) as signing bonuses for certain employees and a consultant of InfoPak, and (3) to satisfy InfoPak's outstanding debt obligations to certain shareholders.

           The 190,700 shares of Series B Preferred were issued to holders of warrants to purchase such preferred stock. The funding for the exercise of these warrants was the exchange of $1,907,000 of principal amount of secured and unsecured notes. On December 3, 1996, 185,700 shares of Series B Preferred were exchanged for 22,284,000 shares of the Company's common stock.

           The 26,275 shares of Series C Preferred were also issued in exchange for $262,750 of interest due under the secured and unsecured noteholders of 7,594 shares of Series C Preferred Stock have subsequently converted their shares into the Company's common stock.

Note 10:   Stock Option Plan and Equity Incentive Plan

           The Company has adopted a stock option plan (the "Plan") covering 500,000 shares of the Company's common stock $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive, as well as non-qualified stock options and Stock Appreciation Rights ("SAR's"). The Plan, which expires in September, 1998, will be administered by the Board of Directors or a committee chosen therefrom. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price, which is not less than the fair market value of the common stock on the date of the grant, except that the terms of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of common stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 10:   Stock Option Plan and Equity Incentive Plan (Continued)

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

           A summary of transactions under this Plan is as follows:

                                               Option Price    Total
                                                Per Share,    Option
                                     Shares    As Adjusted     Price
                                     ------    -----------     -----
            Options outstanding
              July 1, 1995          161,000        $.48      $ 77,280
            Cancelled              (141,000)        .48       (67,680)
                                  ---------                  --------

            Options outstanding
              June 30, 1996          20,000         .48         9,600
            Cancelled               (20,000)        .48        (9,600)
                                  ---------                  --------

            Options outstanding
              June 30, 1997            -                     $   -
                                  =========                  ========

           The Company on June 13, 1996 has adopted the 1996 Equity Incentive Plan (the "Plan") covering 10,000,000 shares of the Company's common stock $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive, as well as non-qualified stock options, SAR's, and Restricted Stock and Deferred Stock. The Plan, which expires in June, 2006, will be administered by the Compensation Committee of the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price, which is not less than the fair market value of the common stock on the date of the grant, except that the terms of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of common stock on the date of the grant. Non-qualified stock options may be granted on terms

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 10:   Stock Option Plan and Equity Incentive Plan (Continued)

           determined by the Compensation Committee of the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the Company's common stock between the time of grant and the surrender, may be granted on any terms determined by the Compensation Committee of the Board of Directors. Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. As of June 30, 1997, 2,859,290 shares of common stock has been issued under this plan at prices ranging from $.09 to $.26 per share, except for 450,800 shares that were issued at zero value in exchange for restricted shares that were cancelled (see Note 8, paragraph 12). In addition, as of June 30, 1997, no options or SAR's have been granted.

Note 11:   Income Taxes

           The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 1997 were as follows:

             Deferred tax assets:
               Goodwill                             $   367,000
               Net operating loss carryforwards       5,661,000
                                                     ----------

                                                      6,028,000
                                                     ----------

             Deferred tax liabilities
               Equipment                                  6,000
               Patent rights                              6,000
                                                     ----------

                                                         12,000
                                                     ----------

             Net deferred tax asset                   6,016,000
             Valuation allowance                     (6,016,000)
                                                     ----------

             Net deferred tax asset reported        $     -
                                                     ==========

           The change in valuation allowance for the year ended June 30, 1997 was increased by approximately $342,000.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 11:   Income Taxes (Continued)

           There was no provision for current income taxes for the years ended June 30, 1997 and 1996.

           The federal net operating loss carryforwards of approximately $16,469,000 expire in varying amounts through 2012.

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


Note 12:   Segment of Business Reporting

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

           There are no intersegment or foreign sales. Three customers that account for approximately 65% of the lithographic sales and four customers account for approximately 91% of the hardware and software information and playback systems.

           Financial information by business segments is as follows:

                                                    Hardware
                                                       and
                                     Lithographic   Software     Consolidated
                                     ------------   --------     ------------

              Net customer sales      $    98,592   $ 452,925   $   551,517
              Operating loss           (1,155,884)   (174,984)   (1,330,868)
              Identifiable assets         269,591     259,929       529,520
              Depreciation                 17,226      33,140        50,366
              Capital expenditures          3,628       1,038         4,666

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 1997 AND 1996

Note 13:   Subsequent Events

           During July 1997, 50,000 of the outstanding debentures were converted to 1,818,182 shares of the Company's common stock at an average price of $.0275 per share.

           The Company sold, through a private placement, 1,100,000 shares of the Company's common stock (restricted shares) during July through October 1997 for $55,000 ($.05 per share).

           In September 1997, the Company sold its real estate multiple listing data delivery system. The purchase price was $450,000 plus the assumption of $59,247 in liabilities.

           On October 2, 1997, the Company sold 1,666,666 shares of its common stock in an offshore transaction for $75,000 ($.045 per share).

           The 5% convertible debentures were due on August 1, 1997, and the debenture holder on October 8, 1997, extended the due date to August 1, 1998.

           On October 14, 1997, the Company entered into a letter agreement with Capital West Investment Group, Inc. ("CWIG"). Pursuant to the terms of the agreement CWIG will use its "best efforts" to raise funds amounting to $1,000,000 in net proceeds less expenses and commissions within six months of the date of the letter. In exchange for CWIG's agreement to raise funds for the Company, the Board of Directors has agreed to recommend to the stockholders for approval a 25 to 1 reverse stock split on all outstanding classes of stock and issuance of certain derivative securities to key employees, members of the Board and consultants. In the interim, CWIG will provide $100,000 to $200,000 in short-term financing. The actual terms may change as the transaction progresses and no assurances can be given that the funding will be completed as proposed.

                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Dimensional Visions Group, Ltd. and Subsidiaries
Phoenix, Arizona


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES included in this annual report on Form 10-KSB and have issued our report thereon dated August 29, 1997, except Note 13, as to which the date is October 14, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the preceding index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the consolidated financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.





                                             GITOMER & BERENHOLZ, P.C.

Jenkintown, Pennsylvania
August 29, 1997

                                                                 Exhibit IV


               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                   SCHEDULE IV - PROPERTY AND EQUIPMENT(1)




-------------------------------------------------------------------------------------------------
    Column A           Column B        Column C       Column D       Column E         Column F
-------------------------------------------------------------------------------------------------

                       Balance at                                      Other
                       Beginning                                     Changes -
                          of           Additions                        Add           Balance at
 Classification         Period          at Cost     Retirements(2)   (Deduct)(3)    End of Period

-------------------------------------------------------------------------------------------------

Year Ended
June 30, 1997
-------------
  Equipment           $1,891,703      $    3,614      $  367,541      $     --        $1,527,776
  Furniture and
    fixtures             143,408           1,052          19,425            --           125,035
  Leasehold
    improvements         109,446            --           109,446            --              --
                      ----------      ----------      ----------      ----------      ----------

                      $2,144,557      $    4,666      $  496,412      $     --        $1,652,811
                      ==========      ==========      ==========      ==========      ==========

Year Ended
June 30, 1996
-------------
  Equipment           $1,628,028      $   33,884      $     --        $  229,791      $1,891,703
  Furniture and
    fixtures             134,938           6,476            --             1,994         143,408
  Leasehold
    improvements         109,446            --              --              --           109,446
                      ----------      ----------      ----------      ----------      ----------

                      $1,872,412      $   40,360      $     --        $  231,785      $2,144,557
                      ==========      ==========      ==========      ==========      ==========

    (1) Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the related assets as follows:

        Equipment                  5 - 7 years
        Furniture and fixtures     5 years
        Leasehold improvements     Term of the initial operating lease (5 years)

    (2) Represents equipment and leasehold improvements abandoned.

    (3) Represents equipment acquired through acquisition.

                                                                  Exhibit V


               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
            SCHEDULE V - ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT




-------------------------------------------------------------------------------------------------
    Column A           Column B        Column C       Column D       Column E         Column F
-------------------------------------------------------------------------------------------------

                       Balance at                                      Other
                       Beginning                                     Changes -
                          of           Additions                        Add           Balance at
 Classification         Period          at Cost     Retirements(1)   (Deduct)(2)    End of Period

-------------------------------------------------------------------------------------------------

Year Ended
June 30, 1997
-------------
  Equipment          $1,767,977      $   46,084      $  366,833        $     --      $1,447,228
  Furniture and
    fixtures            130,188           4,092          19,087              --         115,193
  Leasehold
    improvements        109,152             190         109,342              --              --
                     ----------      ----------      ----------        --------      ----------

                     $2,007,317      $   50,366      $  495,262        $     --      $1,562,421
                     ==========      ==========      ==========        ========      ==========
Year Ended
June 30, 1996
-------------
  Equipment          $1,559,730      $   81,417      $       --        $126,830      $1,767,977
  Furniture and
    fixtures            122,433           5,808              --           1,947         130,188
  Leasehold
    improvements        108,886             266              --              --         109,152
                     ----------      ----------      ----------        --------      ----------
                     $1,791,049      $   87,491      $       --        $128,777      $2,007,317
                     ==========      ==========      ==========        ========      ==========


(1) Represents accumulated depreciation and amortization written off as a result of abandonment.

(2) Represents accumulated depreciation acquired through acquisition.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                                 DIMENSIONAL VISIONS GROUP, LTD.

DATED: October 30, 1997                          By: /s/ George S. Smith
                                                 ------------------------------
                                                 George S.  Smith, Chairman and
                                                 Chief Executive Officer

   In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                     Title                              Date

/s/ George S. Smith         Chairman, Chief  Executive         October 30, 1997
--------------------        Officer (Principal Executive
George S.  Smith            Officer and Principal Financial
                            Officer, and principal accounting
                            officer) and Director


/s/Robert L. Morris         President and Director             October 30, 1997
-----------------------
Robert L. Morris



/s/ Sean F. Lee             Director                           October 30, 1997
-------------------
Sean F.  Lee



/s/ Steven L. Flint         Director                           October 30, 1997
-------------------
Steven L. Flint



/s/Hans J. Kaemmlein        Director                           October 30, 1997
--------------------
Hans J. Kaemmlein