Form 10QSB
period 1997-09-30
DIMENSIONAL VISIONS GROUP LTD
filed 1997-11-19
CIK 836809

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                        Commission file number 1-10196

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

        8855 N. Black Canyon Hwy., Suite 2000, Phoenix, Arizona, 85021
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                               (602) 997 - 1990
------------------------------------------------------------------------------
                          (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

As of September 30, 1997, the number of shares of Common Stock issued and outstanding was 73,202,720.

               Dimensional Visions Group, Ltd. And Subsidiaries

                                     INDEX



                                                                                                        Page
                                                                                                        Number
                                                                                                        ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets - September 30, 1997
          and June 30, 1997 ..............................................................................     1

         Consolidated Condensed Statements of Operations - For the three
         months ended September 30, 1997 and 1996 ........................................................     2

         Consolidated Condensed Statements of Cash Flows - For the three
          months ended September 30, 1997 and 1996........................................................     3

         Notes to Consolidated Condensed Financial Statements.............................................     5

         Item  2.  Management's Discussion and Analysis of Financial Conditions
                     and Results of Operations...........................................................     10


PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................    N/A
         Item 2.    Changes in Securities.................................................................    N/A
         Item 3.    Defaults Upon Senior  Securities......................................................    N/A
         Item 4.    Submission of Matters to a Vote of Security Holders...................................    N/A
         Item 5.    Other Information................................................. ...................    N/A
         Item 6.    Exhibits and Reports on Form 8-K......................................................     11
 .
         SIGNATURES.......................................................................................     11

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                                                   September 30,    June 30,
                                                                        1997          1997
                                                                        ----          ----
                                                                    (Unaudited)
Current assets
   Cash and cash equivalents                                     $    106,934    $    109,566
   Current portion of note
      receivable                                                      120,710            --
   Accounts receivable, trade net of
      allowances for bad debts of $215,743                             13,194          82,301
   Inventory                                                          159,679         179,127
   Prepaid supplies and expenses                                       10,001          10,001
                                                                 ------------    ------------
   Total current assets                                               410,518         380,995
                                                                 ------------    ------------
Equipment
   Equipment                                                        1,527,776       1,527,776

   Furniture and fixtures                                             125,035         125,035
                                                                 ------------    ------------


                                                                    1,652,811       1,652,811

   Less accumulated depreciation                                    1,573,936       1,562,421
                                                                 ------------    ------------
                                                                       78,875          90,390
                                                                 ------------    ------------


Other assets

  Note receivable net of current portion                              289,290            --


   Deferred compensation costs                                         11,979          17,246
   Patent right and other assets                                       39,871          40,889
                                                                 ------------    ------------
                                                                      341,140          58,135
                                                                 ------------    ------------

Total assets                                                     $    830,533    $    529,520
                                                                 ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                   September 30,    June 30,
                                                                        1997          1997
                                                                        ----          ----
                                                                    (Unaudited)

Current liabilities
   Current portion of  long term debt                            $     75,000    $     75,000


   Accounts payable, accrued expenses and other liabilities           420,307         413,947
                                                                 ------------    ------------


Total current liabilities                                             495,307         488,947
Long term debt, net of current portion                                 75,000         125,000
                                                                 ------------    ------------



Total liabilities                                                     570,307         613,947
                                                                 ------------    ------------
Commitments and contingencies                                            --              --


Stockholders equity (deficiency)
   Preferred stock - $001 par value, authorized -
      10,000,000 shares; issued and outstanding - 219,378
         shares at September 30, 1997, and at June 30, 1997               219             219


   Additional paid-in capital                                         923,209         923,209
                                                                 ------------    ------------

                                                                      923,428         923,428
   Common stock - $001 par value, authorized -
        100,000,000 shares issued and outstanding - 73,202,720
        shares at September 30, 1997, 68,137,872 shares at
        June 30, 1996                                                  73,203          68,138

   Additional paid-in capital                                      18,045,329      17,844,144
   Deficit                                                        (18,781,734)    (18,920,137)
                                                                 ------------    ------------
Total stockholders' equity (deficiency)                               260,226         (84,427)
                                                                 ------------    ------------

Total liabilities and stockholders' equity (deficiency)          $    830,533    $    529,520
                                                                 ============    ============

           See notes to condensed consolidated financial statements.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)






                                                    Three Months Ended September 30,

                                                           1997            1996
                                                           ----            ----
Operating revenue                                     $    113,554    $    124,872
Cost of sales                                              106,112          55,927
                                                      ------------    ------------
Gross profit                                                 7,442          68,945
                                                      ------------    ------------
Operating expenses
   Engineering and development costs                        59,825          92,902
   Marketing expenses                                       57,292          94,731
   General and administrative expenses                     158,761         227,132
                                                      ------------    ------------
Total operating expenses                                   275,878         414,765
                                                      ------------    ------------
Loss before other income (expenses)                       (268,436        (345,820)
                                                      ------------    ------------
Other income (expenses)
   Interest expense                                         (3,365)         (6,345)
   Interest income                                             204           2,003
   Amortization of goodwill                                   --           (48,249)
   Gain on sale of product line                            410,000            --
                                                      ------------    ------------
                                                           406,839         (52,591)
                                                      ------------    ------------
Net income (loss)                                     $    138,403    ($   398,411)
                                                      ============    ------------
Net loss per share of common stock                    $       .002    ($       .01)
                                                      ============    ============
Weighted average shares of common stock outstanding     70,863,197      28,196,737
                                                      ============    ============

















           See notes to condensed consolidated financial statements.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Three Months Ended September 30,
                                                              1997            1996
                                                              ----            ----
Cash flows from operating activities
   Net Income (loss)                                        $ 138,403       ($398,411)
   Total adjustments to reconcile net income (loss) to
       net cash used in operating activities                 (276,035)        156,896
                                                            ---------       ---------
Net cash used in operating activities                        (137,632        (241,515)
                                                            ---------       ---------
Cash flows from investing activities
   Property and equipment and progress payments
   on equipment under construction                               --            (7,072)
                                                            ---------       ---------
Net cash provided used in investing activities                   --            (7,072)
                                                            ---------       ---------
Cash flows from financing activities
     Proceeds from long-term borrowing                           --           150,000
     Sale of common stock                                     135,000          99,000
                                                            ---------       ---------
Net cash provided by financing activities                     135,000         249,000
                                                            =========       =========
Net increase  in cash and cash equivalents                     (2,632)            413
Cash and cash equivalents, beginning                          109,566         203,073
                                                            ---------       ---------
Cash and cash equivalents, ending                           $ 106,934       $ 203,486
                                                            =========       =========
Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                      --              --
                                                            =========       =========

   Issuance of common stock in connection with

        Compensation                                        $    --         $   2,120
                                                            =========       =========

        Consulting services                                 $  21,250       $  30,300
                                                            =========       =========

        Payment of an advance from Individual               $    --         $  15,000
                                                            =========       =========

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATE STATEMENTS OF CASH FLOWS
                                  (Unaudited)



Supplemental disclosure of non-cash investing and financing activities

   For the quarter ended September 30, 1997, the Company issued 1,818,182 shares of the Company's common stock in connection with the conversion of $50,000 of convertible debenture to common stock.

   During the quarter ended September 30, 1996, 800,000 shares of the Company's Common Stock was issued as a result of the conversion of 20,000 shares of Series A Convertible Preferred Stock valued at $200,000.







           See notes to condensed consolidated financial statements.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)


Note 1  Basis of Presentation of Interim Financial Statements

         The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1997 balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal years ended June 30, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 1998.


Note 2   Accounts Payable, Accrued Expenses and Other Liabilities


                                           September 30, 1997    June 30,1997
                                           ------------------    ------------
                  Accounts payable             $249,020(1)         $260,942
                  Accrued expenses
                    Interest                     13,057              11,184
                    Salaries                    132,596             117,943
                    Consulting fees              18,000              18,000
                    Payroll taxes payable         7,634               5,878

                                               --------            --------
                    Total                      $420,307            $413,947
                                               ========            ========


(1) Included in accounts payable are advances from two directors of the Company for $20,000.

Note 3  Long-Term Debt

             Long-term debt consisted of the following:

                                                                              September 30,1997       June 30, 1997
                                                                              -----------------       -------------

                  5% convertible debenture due August 1, 1998                         75,000(1)          125,000(1)
                  10% secured notes due in January and February, 1998                 75,000(2)(3)        75,000(2)(3)
                                                                                    --------            --------
                                                                                     150,000             200,000
                  Less current portion                                                75,000              75,000
                                                                                    --------            --------
                                                                                    $ 75,000            $125,000
                                                                                    ========            ========

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

Note 3  Long-Term Debt ( Continued )

         (1) During the year ended June 30,1997, $375,000 of the outstanding debentures were converted to 6,853,335 shares of the Company's common stock at an average price per share of $.05. This debt is convertible into the Company's common stock at 50% of the price of the Company's stock on the day prior to conversion, but at no time shall the conversion price be greater than $.145 a share.

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

         (3) The Company has accrued interest on this obligation, but has not paid interest to the noteholders since January 1996. No demand for interest has been made by the noteholders, but the notes are in technical default by failure to pay accrued interest.

Note 4  Commitments and Contingencies

         Effective January 24, 1997, the Company vacated its studio and production facilities in Philadelphia, Pennsylvania. There are several disputed invoices outstanding that amount to less than $2,000 that management expects to resolve in its favor. There are no long-term lease obligations outstanding as of September 30, 1997.

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

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)


Note 5  Common Stock

         As of September 30, 1997, there are outstanding 12,436,370 of non-public warrants to purchase the Company's common stock at prices ranging from $.09 to $.50 with a weighted average price of $.16 per share.

         As of September 30, 1997, there were 219,378 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 3,602,280 shares of common stock.

         As of September 30, 1997, there are 7,500 Series B Warrants outstanding to purchase Series B Convertible Preferred Stock which can be converted into 750,000 shares of the Company's common stock.

         As of September 30, 1996 there was a $ 75,000 5% Convertible Debenture which can be converted into a minimum of 517,241 shares of the Company's common stock depending upon the price of the Company's common stock the day preceding the conversion

         The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 17,305,891 shares as of September 30, 1997, and would be in addition to the 73,202,720 shares of common stock outstanding as of September 30, 1997.

         During the three months ended September 30, 1997, 1,200,000 shares of the Company's common stock was sold to third parties in a private placement for $60,000 (at $.05 per share).

         On September 30, 1997, the Company sold 1,666,666 shares of the Company's common stock to a third party for $75,000 under a Regulation S offering.

         During the three months ended September 30, 1997, the Company issued 1,818,182 shares of the Company's common stock in connection with the conversion of $50,000 of convertible debenture to common stock under a Regulation S offering.

         The Company issued 380,000 shares of the Company's common stock to consultants for services valued at $21,250 (average price per share $.05).

Note 6  Preferred Stock

         The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, which has been allocated to the following Series and is outstanding as of June 30,1997, as follows:


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
                                         =========                     =======

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)


Note 6  Preferred Stock (Continued)

         The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 40 shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid .

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

         The 26,275 shares of Series C Preferred were also issued in exchange for $262,750 of interest due under the secured and unsecured note holders of 7,594 shares of Series C Preferred Stock have subsequently converted their shares into the Company's common stock.

               DIMENSIONAL VISIONS GROUP, LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)



Note 7 Gain on Sale of Product Line

         On September 25, 1997, the Company sold its real estate multiple listing data delivery system. The purchase price was $450,000 plus the assumption of a $59,247 liability to a third party. The transaction was funded by a down payment of $40,000 which was applied to the outstanding accounts receivable balance and the balance of $410,000 is payable in 36 monthly installments of $13,618 including interest at 12% per annum commencing October 25, 1997.

Note 8  Income Taxes

         There was no provision for current income taxes for the three months ended September 30, 1997 and 1996.

         The federal net operating loss carry forwards of approximately $16,469,000 expire in varying amounts through 2012.

         The Company has had numerous transactions in its common stock. Such transactions may have resulted in a change in the Company's ownership, as defined in the Internal Revenue Code Section 382. Such change may result in an annual limitation on the amount of the Company's taxable income which may be offset with its net operating loss carry forwards. The Company has not evaluated the impact of
         Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

Note 9  Events Subsequent to September 30, 1997

         On October 14, 1997, the Company entered into a letter agreement with Capital West Investment Group, Inc. ("CWIG"). Pursuant to the terms of the agreement CWIG will use its "best efforts" to raise funds amounting to $1,000,000 in net proceeds less expenses and commissions within six months of the date of the letter. In exchange for CWIG's agreement to raise funds for the Company, the Board of Directors has agreed to recommend to the stockholders for approval a 25 to 1 reverse stock split on all outstanding classes of stock and issuance of certain derivative securities to key employees, members of the Board and consultants. In the interim CWIG will provide $100,000 to $325,000 in short term financing in the form of Series A Convertible Secured Promissory Notes with warrants to purchase common stock, the notes having a security interest in all the assets of the Company, of which $202,500 have been issued. These notes are due February 28, 1998 unless they are converted. The actual terms may change as the transaction progresses and no assurances can be given that the funding will be completed as proposed.

         PART II - OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Liquidity and Capital Resources

         As of September 30, 1997, the Company had working capital deficiency of $197,970 compared with a working capital deficiency of $278,324 as of September 30, 1996. During the three months ended September 30, 1997, the Company raised $135,000 through the sale of its securities. Also during the period the Company issued 1,818,182 shares of its Common Stock as a result of a conversion of $50,000 of its debentures.

         In September 1997, the Company sold its real estate multiple listing data delivery system. The purchase price was $450,000 plus the assumption of a $59,427 liability. The purchase price was payable $40,000 at closing, which was applied against outstanding accounts receivable trade and the balance to be paid ratably over a thirty-six month period commencing October 25, 1997 at $13,618 per month including interest at 12%. In connection with the sale the Company agreed to provide consulting services for a period of one hundred and twenty days at no cost and thereafter at certain prescribed rates.

         The Company intends, for the most part, to direct its resources and efforts toward marketing its print products.

         The Company continues to require additional outside funding in order to maintain its current operations. See "Events Subsequent to September 30, 1997". No assurance can be given that the Company will be able to obtain sufficient outside additional funding required to maintain its current operations. In the event the Company is not able to obtain sufficient funds in a timely manner necessary to maintain its current operations, it may cease all or part of its existing operations and/or some protection under the bankruptcy laws.


         Results of Operations

         The net income for the three months ending September 30, 1997, was $138,403, compared with a net loss of $398,411 for the three months ended September 30, 1996. The decrease in loss was caused primarily by the sale of its real estate multiple listing data delivery system which resulted in a gain of $410,000.

         Operating revenues for the three months ended September 30, 1997 was $113,554, compared to revenues of $124,872 for the three months ended September 30,1996. The decrease in revenues was the result of adjustments made on certain sales as concession to customer satisfaction issues and the limited number of sales the Company had during the quarter. The majority of the Company's revenues during the quarter were derived from licensing fees from its real estate multiple listing product line. As this product line was sold during the quarter, no further licensing fees will be received. The Company will be principally dependant upon the sale of its print products for its revenues.

         The Company expects to incur operating losses through the quarter ending December 31, 1997. However, the Company continues to implement a program for reducing its operating expenses and controlling internal costs.


         Events Subsequent to September 30, 1997

         On October 14, 1997, the Company entered into a letter agreement with Capital West Investment Group, Inc. ("CWIG"). Pursuant to the terms of the agreement CWIG will use its "best efforts" to raise funds amounting to $1,000,000 in net proceeds less expenses and commissions within six months of the date of the letter. In exchange for CWIG's agreement to raise funds for the Company, the Board of Directors has agreed to recommend to the stockholders for approval a 25 to 1 reverse stock split on all outstanding classes of stock and issuance of certain derivative securities to key employees, members of the Board and consultants. In the interim CWIG will provide $100,000 to $325,000 in short term financing in the form of Series A Convertible Secured Promissory Notes with warrants to purchase common stock, the notes having a security interest in all the assets of the Company, of which $202,500 have been issued. These notes are due February 28, 1998 unless they are converted. The actual terms may change as the transaction progresses and no assurances can be given that the funding will be completed as proposed.

         On November 5, 1997, the Company's Board of Directors appointed a new Chief Executive Officer, who has extensive executive and marketing experience. In connection with this appointment the Company's marketing program will be completely redesigned.


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



                                               DIMENSIONAL VISIONS GROUP, LTD.

DATED: November 14, 1997      By:      /s/ George S. Smith
                                       -------------------
                                                George S. Smith, Chairman, Chief
                                                Executive Officer (for the
                                                period ending October 31, 1997)

                                       /s/ John D. McPhilimy
                                       ---------------------
                                                John D. McPhilimy, Chief
                                                Executive Officer (beginning
                                                November 3, 1997)