Form 10QSB
period 1997-12-31
DIMENSIONAL VISIONS GROUP LTD
filed 1998-02-17
CIK 836809

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1997
                               ---------------------------------------

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

                         Commission file number 1-10196

                        Dimensional Visions Incorporated
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                     23-2517953
-------------------------------                   -------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                    Identification No.)

               2301 W. Dunlap, Suite 207, Phoenix, Arizona, 85021
               --------------------------------------------------
                    (Address of principal executive offices)

                                (602) 997 - 1990
                           --------------------------
                           (Issuer's telephone number)

                        Dimensional Visions Group, Ltd.,
               8855 N. Black Canyon Hwy, #2000, Phoenix, AZ 85021
                           (Changed January 15, 1998)
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No       .
   -----     ------

As of December 31, 1997, the number of shares of Common Stock issued and outstanding was 2,970,309, after giving retroactive effect to a 1 for 25 reverse stock split.

                Dimensional Visions Incorporated And Subsidiaries

                                      INDEX

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I - FINANCIAL  INFORMATION
         Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets - December 31, 1997
         and June 30, 1997                                                                            1

         Consolidated Condensed Statements of Operations - For the three and six
         months ended December 31, 1997 and 1996                                                      2

         Consolidated Condensed Statements of Cash Flows - For the six
         months ended December 31, 1997 and 1996                                                      3

         Notes to Consolidated Condensed Financial Statements                                         4

         Item  2.  Management's Discussion and analysis of Financial Conditions
                  and Results of Operations                                                          11


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                 N/A
         Item 2.  Changes in Securities                                                             N/A
         Item 3.  Defaults Upon Senior  Securities                                                  N/A
         Item 4.  Submission of Matters to a Vote of Security Holders                               N/A
         Item 5.  Other Information                                                                 N/A
         Item 6.  Exhibits and Reports on Form 8-K                                                   12

SIGNATURES                                                                                           12

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

               DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                      ASSETS

                                              December 31,             June 30,
                                                  1997                   1997
                                              ------------          ------------
                                               (Unaudited)
Current assets
     Cash and cash equivalents                 $21,897               $109,566
     Current portion of note
       receivable                              136,389                  --
     Accounts receivable, trade net
          of allowances for bad debts
          of $215,743                           45,959                 82,301

     Inventory                                 158,740                179,127
     Prepaid supplies and expenses               8,500                 10,001
                                             ---------              ---------
     Total current assets                      371,486                380,995
                                             ---------              ---------
Equipment
     Equipment                                 313,722              1,527,776
     Furniture and fixtures                     44,343                125,035
                                             ---------              ---------
                                               358,065              1,652,811
     Less accumulated depreciation
          and amortization                     293,927              1,562,421
                                             ---------              ---------
                                                64,138                 90,390
                                             ---------              ---------
Other assets
     Patent rights, and other assets            42,952                 40,889
     Deferred costs                              8,854                 17,246
     Note receivable, net of current
          position                             253,903                   --
                                             ---------              ---------
                                               305,709                 58,135
                                             ---------              ---------
  Total assets                                $741,333               $529,520
                                             =========              =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                              December 31,           June 30,
                                                  1997                 1997
                                              ------------         ------------
                                               (Unaudited)
Current liabilities
     Current portion of long-term debt        $    125,000       $     75,000
     Secured promissory notes                      243,500               --

     Accounts payable, accrued
          expenses and other liabilities           285,310            413,947
                                              ------------       ------------
     Total current liabilities                     653,810            488,947
Long-term debt, net of current portion                --              125,000
                                              ------------       ------------
Total liabilities                                  653,810            613,947
                                              ------------       ------------
Commitments and contingencies                         --                 --

Stockholders' equity (deficiency)
     Preferred stock - $.001 par value,
     authorized 10,000,000 shares;
     issued and outstanding 218,878                    219                219
     Additional paid-in capital                    921,959            923,209
                                              ------------       ------------
                                                   922,178            923,428
     Common stock - $.001 par value,
     authorized 100,000,000 shares;
     issued and outstanding at December
     31, 1997, 2,970,309 shares and
     at June 30, 1997, 2,725,515
     shares                                          2,970              2,726
     Additional paid-in capital                 18,129,562         17,909,556
     Deficit                                   (18,967,187)       (18,920,137)
                                              ------------       ------------
Total stockholders' equity (deficiency)             87,523            (84,427)
                                              ------------       ------------
Total liabilities and stockholders'
      equity (deficiency)                     $    741,333       $    529,520
                                              ============       ============

               See notes to consolidated financial statements.

                                      (1)

               DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                                   December 31,                         December 31,
                                                                   ------------                        ------------
                                                                1997             1996               1997             1996
                                                              ---------        ---------          ---------       ---------
Operating revenue                                               $58,697          $96,074           $172,251        $220,946
Cost of Sales                                                    58,731           56,230            164,843         112,157
                                                              ---------        ---------          ---------       ---------
Gross profit                                                        (34)          39,844              7,408         108,789
                                                              ---------        ---------          ---------       ---------
Operating expenses
     Engineering and development costs                           53,555          101,937            113,380         194,839
     Marketing expenses                                          56,787          101,916            114,079         196,647
     General and administrative expenses                        143,128          243,424            301,889         470,556
                                                              ---------        ---------          ---------       ---------
Total operating expenses                                        253,470          447,277            529,348         862,042
                                                              ---------        ---------          ---------       ---------
Loss before other income (expenses)                            (253,504)        (407,433)          (521,940)       (753,253)
                                                              ---------        ---------          ---------       ---------
Other income (expenses)
     Interest expense                                           (26,225)          (8,173)           (29,590)        (14,518)
     Interest income                                              7,008            3,018              7,212           5,021
     Forgiveness of accrued compensation                        106,149               --            106,149              --
     Loss on sale of equipment                                  (18,881)              --            (18,881)             --
     Sale of product line                                            --               --            410,000              --
     Amortization of goodwill                                        --          (48,250)                --         (96,499)
                                                              ---------        ---------          ---------       ---------
                                                                 68,051          (53,405)           474,890        (105,996)
                                                              ---------        ---------          ---------       ---------
Net loss                                                      ($185,453)       ($460,838)          ($47,050)      ($859,249)
                                                              =========        =========          =========       =========

Net loss per share of common stock                               ($0.06)          ($0.28)            ($0.02)         ($0.62)
                                                              =========        =========          =========       =========
Weighted average shares of common stock
     outstanding after given effect to a 1 for 25
     reverse stock split on January 15, 1998                  2,931,548        1,661,009          2,883,038       1,394,439
                                                              =========        =========          =========       =========

           See notes to condensed consolidated financial statements.

                                      (2)

               DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Six Months Ended December 31,
                                                                      1997                         1996
                                                                   ---------                    ---------
Cash flows from operating activities
     Net loss                                                      ($47,050)                   ($859,249)

     Total adjustments to reconcile net loss to net
     cash used in operating activities                             (389,744)                     231,427
                                                                  ---------                    ---------
Net cash used in operating activities                              (436,794)                    (627,822)
                                                                  ---------                    ---------
Cash flows from investing activities
     Purchase of property and equipment                             (10,200)                      (2,730)

     Proceeds from sale of equipment                                 10,000                          --
                                                                  ---------                    ---------
Net cash used in investing activities                                  (200)                      (2,730)
                                                                  ---------                    ---------
Cash flows from financing activities
     Proceeds from long-term borrowing                                 --                        250,000
     Proceeds from secured promissory notes, net
     of financing costs of $14,175                                  229,325                           --
     Sale of common stock, net of offering costs                    135,000                      489,000
     Exercise of warrants to purchase common stock                   10,000                         --
     Payment of long-term debt                                      (25,000)                        --
                                                                  ---------                    ---------
Net cash provided by financing activities                           349,325                      739,000
                                                                  ---------                    ---------
Net change in cash and cash equivalents                             (87,669)                     108,448
Cash and cash equivalents, beginning                                109,566                      203,073
                                                                  ---------                    ---------
Cash and cash equivalents, ending                                   $21,897                     $311,521
                                                                  =========                    =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                          --                          --
                                                                  =========                    =========
     Issuance of common stock in connection with
         Compensation                                                $2,750                      $43,520
                                                                  =========                    =========
         Consulting services                                        $21,250                      $77,350
                                                                  =========                    =========
         Payment of an advance from Individual                         --                        $15,000
                                                                  =========                    =========

                                     (3)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATE STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


Supplemental disclosure of non-cash investing and financing activities for six months ended December 31, 1997 and 1996 (all common share amounts have been adjusted to give retroactive effect to a 1 for 25 reverse stock split):

         For the six months ended December 31, 1997, the Company issued 72,727 shares of the Company's common stock in connection with the conversion of $50,000 of convertible debentures to common stock.

         On October 20, 1997, the Company issued 200 shares of the Company's common stock in connection with the conversion of 500 shares of Series P Convertible Preferred Stock.

         During the six months ended December 31, 1996, 24,000 shares of the Company's stock was issued as a result of the conversion of 15,000 shares of Series A Convertible Preferred Stock valued at $150,000.

         During the six months ended December 31, 1996, 7,527 shares of the Company's Common Stock was issued as a result of the conversion of 18,817 shares of Series P Convertible Preferred Stock valued at $47,043.

         During December 1996, 891,360 shares of the Company's Common Stock was issued as a result of the conversion of 185,700 shares of Series B Convertible Preferred Stock valued at $1,857,000.

         During the six months ended December 31, 1996, 196,916 shares of the Company's Common Stock was issued as a result of the conversion of $375,000 of Convertible Debenture issued pursuant to a Regulation S offering.

            See notes to condensed consolidated financial statements.


                                       (4)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)


Note 1  Basis of Presentation of Interim Financial Statements

         The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1997 balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 1998.

         In this report all common shares and per share amounts have been adjusted to give retroactive effect to a 1 for 25 reverse stock split.


Note 2  Accounts Payable, Accrued Expenses and Other Liabilities


                                   December 31, 1997              June 30,1997
                                   -----------------              ------------
       Accounts payable                  $195,827                   $260,942
       Accrued expenses
            Interest                       39,284                     11,184
            Salaries                       44,790                    117,943
            Consulting fees                    --                     18,000
       Payroll Taxes Payable                5,409                      5,878
                                        ---------                   --------
       Total                            $ 285,310                   $413,947
                                        =========                   ========

Note 3 Secured Promissory Notes

         As of December 31, 1997, there were $243,500 of outstanding Secured Promissory Notes. Interest is calculated at 5% per month and is due and payable at maturity (February 28, 1998). As of December 31, 1997, accrued interest amounted to approximately $24,350. The Company during November and December 1997 borrowed $243,500 net of financing costs of $17,045, which is amortizable through February 1998. The Series A Convertible Secured Promissory Notes include warrants to purchase 29,220 shares of the Company's common stock at $1.00 per share. The warrants are exercisable over a 5 year period through the year 2002. The notes are secured by all the assets of the Company.

         The notes are convertible into one share for each $1.00 of outstanding debt and unpaid interest is also convertible to common stock at the rate of one share for each $1.00 of unpaid interest.


                                       (5)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)

Note 4   Long-Term Debt

         Long-term debt consisted of the following:

                                                           December 31, 1997     June 30, 1997
                                                           -----------------     -------------
            5% convertible debenture due August 1, 1998       $50,000(1)             $125,000(1)
            10% secured notes due in Jan. and Feb. 1998        75,000(2)(3)            75,000(2)(3)
                                                              --------               --------
                                                              125,000                 200,000
              Less current portion                            125,000                  75,000
                                                              -------                --------
              Long term portion                               $    --                $325,000
                                                              -------                --------

         (1) During the year ended June 30,1997, $375,000 of the outstanding debentures were converted to 274,133 shares of the Company's common stock at an average price per share of $1.25. This debt is convertible into the Company's common stock at 50% of the price of the Company's stock on the day prior to conversion, but at no time shall the conversion price be greater than $3.625 a share.

         During July 1997, $50,000 of the outstanding debentures were converted to 72,727 shares of the Company's common stock at an average price of $.6875 per share.

         The debentures were due on August 1, 1997, and the debenture holder on October 8, 1997 extended the due date to August 1, 1998.

         During December 1997, $25,000 of the outstanding debenture was paid to the debenture holder.

         (2) As collateral for the secured notes, the Company has given a security interest in all of the Company's tangible and intangible assets, including all patents and proprietary technology, which was evidenced by a Uniform Commercial Code filing on March 24, 1994.

         (3) The Company has accrued interest on this obligation, but has not paid interest to the noteholders since January 1996. No demand for interest has been made by the noteholders, but the notes are in technical default by failure to pay accrued interest. As of February 15, 1998, the secured notes are past due.


Note 5  Commitments and Contingencies

         Effective January 24, 1997, the Company vacated its studio and production facilities in Philadelphia, Pennsylvania. There are several disputed invoices outstanding that amount to less than $2,000 that management expects to resolve in its favor. There are no long-term lease obligations outstanding as of December 31, 1997.


                                       (6)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)

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

Note 6  Common Stock

         As of December 31, 1997, there are outstanding 547,675 of non-public warrants to purchase the Company's common stock at prices ranging from $1.00 to $12.50 with a weighted average price of $3.50 per share.

         As of December 31, 1997, there were 218,878 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 143,891 shares of common stock.

         As of December 31, 1997, there are 7,500 Series B Warrants outstanding to purchase Series B Convertible Preferred Stock which can be converted into 30,000 shares of the Company's common stock.

         As of December 31, 1997, there was a $50,000 5% Convertible Debenture which can be converted into a minimum of 13,793 shares of the Company's common stock depending upon the price of the Company's common stock the day preceding the conversion.

         As of December 31, 1997, there were $243,500 of secured promissory notes which can be converted into 243,500 shares of the Company's common stock.

         The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 978,859 shares as of December 31, 1997, and would be in addition to the 2,970,309 shares of common stock outstanding as of December 31, 1997.

         During the six months ended December 31, 1997, 48,000 shares of the Company's common stock was sold to third parties in a private placement for $60,000 (at $1.25 per share).


                                       (7)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)

         On September 30, 1997, the Company sold 66,667 shares of the Company's common stock to a third party for $75,000 under a Regulation S offering.

         During the six months ended December 31, 1997, the Company issued 72,727 shares of the Company's common stock in connection with the conversion of $50,000 of convertible debenture to common stock under a Regulation S offering.

         The Company issued 15,200 shares of the Company's common stock to consultants for services valued at $21,250 (average price per share $1.25).

         The Company issued 2,000 shares of the Company's common stock to an officer as a bonus valued at $1.375 per share.

         A warrant holder exercised his right to purchase 40,000 shares of the Company's common stock at $2.50 per share.

         The Company issued on October 20, 1997, 200 shares of its common stock as a result of a conversion of 500 shares of Series P convertible Preferred Stock.


Note 7  Preferred Stock

         The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                        Allocated                       Outstanding
                                        ---------                       -----------
                                                        December 31, 1997           June 30, 1997
                                                        -----------------           -------------
            Series A Preferred           100,000             25,500                     25,500
            Series B Preferred           200,000              5,000                      5,000
            Series C Preferred         1,000,000             18,681                     18,681
            Series P Preferred           600,000            167,547                    168,047
            Series S Preferred            50,000              2,150                      2,150
                                       ---------            -------                    -------
         Total Preferred Stock         1,950,000            218,878                    219,378
                                       =========            =======                    =======


         The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 1.6 shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid.

         The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred"), is convertible at the rate of 4 shares of common stock for each share of Series B Preferred. Dividends from date of

                                       (8)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)

         issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid.

         The Company's Series C Convertible Preferred Stock ("Series C Preferred"), is convertible at a rate of 0.4 shares of common stock per share of Series C Preferred.

         The Company's Series P Convertible Preferred Stock ("Series P Preferred"), is convertible at a rate of 0.4 shares of common stock for each share of Series P Preferred.

         The Company's Series S Convertible Preferred Stock ("Series S Preferred"), is convertible at the rate of 4 shares of common stock for each share of Series S Preferred.

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

         The Series P Preferred was issued on September 12, 1995, to InfoPak shareholders in exchange for (1) all of the outstanding capital stock of InfoPak, (2) as signing bonuses for certain employees and a consultant of InfoPak, and (3) to satisfy InfoPak's outstanding debt obligations to certain shareholders.

         The 190,700 shares of Series B Preferred were issued to holders of warrants to purchase such preferred stock. The funding for the exercise of these warrants was the exchange of $1,907,000 of principal amount of secured and unsecured notes. On December 3, 1996, 185,700 shares of Series B Preferred were exchanged for 891,360 shares of the Company's common stock.

         The 26,275 shares of Series C Preferred were also issued in exchange for $262,750 of interest due under the secured and unsecured notes. Holders of 7,594 shares of Series C Preferred Stock have subsequently converted their shares into the Company's common stock.

Note 8 Gain on Sale of Product Line

         On September 25, 1997, the Company sold its real estate multiple listing data delivery system. The purchase price was $450,000 plus the assumption of a $59,247 liability to a third party. The transaction was funded by a down payment of $40,000 which was applied to the outstanding accounts receivable balance and the balance of $410,000 is payable in 36 monthly installments of $13,229.55 including interest at 10% per annum commencing October 25, 1997.

                                       (9)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)

Note 9  Income Taxes

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

Note 10  Events Subsequent to December 31, 1997

         The secured promissory notes raised according to the letter agreement with Capital West Investment Group, Inc. ("CWIG") increased from $243,500 as of December 31, 1997 to $350,000 during January 1998.
         Pursuant to the terms of the agreement CWIG will use its "best efforts" to raise funds amounting to $3,000,000 in net proceeds less expenses and commissions within six months of the date of the letter. CWIG has provided the short term financing in the form of Series A Convertible Secured Promissory Notes with warrants to purchase common stock, the notes having a security interest in all the assets of the Company. These notes are due February 28, 1998 unless they are converted. The actual terms may change as the transaction progresses and no assurances can be given that the funding will be completed as proposed. With the approval of CWIG and the noteholders, the due date of the notes may be extended.

         In January 1998 the Company entered into a consulting agreement with CWIG. Pursuant to such agreement, CWIG will provide the Company with, among other things, strategic planning, advice with respect to the identification of potential business opportunities, recommendations regarding capital raising alternatives, and assistance in dealing with potential investors and strategic partners. Pursuant to such consulting agreement, CWIG and its assignees were granted warrants to acquire 1,500,000 shares of Common Stock at $0.50 per share.

         In January 1998, options and/or warrants to acquire 1,300,000 shares of Common Stock were allocated to directors, officers, and key personnel at a price of $0.93 per share.

         The shareholders of record at the close of business on December 5, 1997, voted on January 15, 1998, to approve a 1 for 25 reverse stock split effective that date. In this report all common shares and per share calculations have been adjusted to give retroactive effect to a 1 for 25 reverse stock split.

         On January 1, 1998, the Company relocated its offices and entered into a three year lease at a minimum rental of $44,950 per year.

                                      (10)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Three months ended December  31, 1997 and 1996

         Liquidity and Capital Resources

         As of December 31, 1997 the Company had a working capital deficiency of $282,324, which comprised of the short term borrowing and the transfer of the long term debt that become due during this period, compared with a working capital surplus of $38,928 as of December 31, 1996. During the quarter ended December 31, 1997, the Company received $10,000 through the exercise of warrants.

         The Company received $243,500 less financing charges of $17,045 pursuant to its agreement with Capital West Investment Group, Inc. ("CWIG") as short term bridge loan financing in the form of Series A Convertible Secured Promissory Notes.

         Results of Operations

         The net loss for the quarter ended December 31, 1997, was $185,453 compared to a net loss of $460,838 for the quarter ended December 31, 1996. The decrease in the loss was caused primarily by a decrease in compensation and consulting expenses and forgiveness of accrued compensation. Revenues for the quarter ended December 31, 1997, were $58,697 compared to revenues of $96,074 for the quarter ended December 31, 1996. The decrease in revenues was the result the sale of the real estate data delivery system by InfoPak. There are no longer any licensing fees associated with this product. For the quarter ended December 31, 1997, the Company recorded sales totaling approximately $30,500 of its DV3D(R) Animotion(TM) print products compared to no sales for the quarter ended December 31, 1996.

         In December 1997 the Company sold all of its photographic equipment resulting in a loss of $18,881. Currently all DV3D(R) and Animotion(TM) print products are processed on a graphics work station to improve the quality, time to market, and repeatability of these images.

         Six  months ended December  31, 1997 and 1996

         Liquidity and Capital Resources

         For the six months ended December 31, 1997, the Company raised $145,000 through private placement of its securities and the exercise of warrants. In addition $243,500 was lent to the Company through short term financing arrangements.

         The Company needs additional funding in order to maintain current operations. The Company is not to the point of generating sufficient revenues from operations to cover its cost structure. The Company has been funding its operations by selling its securities in private placements, offshore transactions, short-term borrowing, and sale of its products. The Company is currently working to complete a Private Placement Memorandum to be used in raising funds amounting to $3,000,000 from accredited investors. In the event the Company is not able to secure sufficient funds in a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations.


                                      (11)

         In September 1997, the Company sold its real estate multiple listing data delivery system. The purchase price was $450,000 plus the assumption of a $59,427 liability. The purchase price was payable $40,000 at closing, which was applied against outstanding accounts receivable trade and the balance to be paid ratably over a thirty-six month period commencing October 25, 1997 at $13,229.55 per month including interest at 10%. In connection with the sale the Company agreed to provide consulting services for a period of one hundred and twenty days at no cost and thereafter at certain prescribed rates.

         In January the Company received approximately $100,000 in additional funding in the form of short term borrowings.


         Results of Operations

         The net loss for the six months ended December 31, 1997, was $47,050 compared to $859,249 for the six months ended December 31, 1996. The reduction of the net loss is the result of the gain recognized from the sale of the product line of $410,000, the elimination of the amortization of good will of approximately $96,500, the forgiveness of accrued compensation of $106,149, and reductions in compensation, related travel expenses and outside consultants of approximately $200,000.

         The Company implemented a newly focused business plan which will concentrate on offering and delivering integrated and systematic Promotion Marketing Solutions to innovative business leaders to help them increase their sales by offering two primary products, namely MarketingLenses (a new trade name for all of the Company's print products) and InfoPak. The Company has recently moved into its new office in Phoenix, Arizona and has begun to close sales from its concentrated marketing efforts.

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

                                DIMENSIONAL VISIONS INCORPORATED

DATED: February 13, 1998        By: /s/ John D. McPhilimy
                                    ---------------------
                                    John D. McPhilimy, Chairman, President and
                                    Chief Executive Officer

                                      (12)