Form 10QSB
period 1998-03-31
DIMENSIONAL VISIONS GROUP LTD
filed 1998-04-29
CIK 836809

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998
                               ------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission file number 1-10196
                        Dimensional Visions Incorporated
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                      23-2517953
--------------------------------                   ------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

               2301 W. Dunlap, Suite 207, Phoenix, Arizona, 85021
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (602) 997-1990
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_     No ___.

As of March 31, 1998, the number of shares of Common Stock issued and outstanding was 3,005,261.

                Dimensional Visions Incorporated And Subsidiaries

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I - FINANCIAL  INFORMATION
         Item 1. Financial Statements
         Consolidated Condensed Balance Sheets - March 31, 1998
         and June 30, 1997                                                                        1

         Consolidated Condensed Statements of Operations - For the three and nine
         months ended March 31, 1998 and 1997                                                     2

         Consolidated Condensed Statements of Cash Flows - For the nine
         months ended March 31, 1998 and 1997                                                     3

         Notes to Consolidated Condensed Financial Statements                                     4

         Item 2. Management's Discussion and Analysis of Financial Conditions
                 and Results of Operations                                                       12


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                             N/A
         Item 2.  Changes in Securities                                                         N/A
         Item 3.  Defaults Upon Senior Securities                                               N/A
         Item 4.  Submission of Matters to a Vote of Security Holders                           N/A
         Item 5.  Other Information                                                             N/A
         Item 6.  Exhibits and Reports on Form 8-K                                               13

SIGNATURES                                                                                       13


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

               DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                     ASSETS


                                             March 31,      June 30,
                                               1998           1997
                                             ---------     ----------
                                            (Unaudited)
Current assets
 Cash and cash equivalents                   $ 31,771      $  109,566
 Current portion of note receivable           112,732              --
 Accounts receivable, trade net
  of allowances for bad debts
  of $215,743                                  91,742          82,301
 Inventory                                    137,375         179,127
 Prepaid supplies and expenses                 32,471          10,001
                                             --------      ----------
 Total current assets                         406,091         380,995
                                             --------      ----------

Equipment
 Equipment                                    313,722       1,527,776
 Furniture and fixtures                        44,343         125,035
                                             --------      ----------
                                              358,065       1,652,811
 Less accumulated depreciation
  and amortization                            304,070       1,562,421
                                             --------      ----------
                                               53,995          90,390
                                             --------      ----------
Other assets
 Patent rights, and other assets               40,794          40,889
 Deferred costs                                 5,729          17,246
 Note receivable, net of current portion      262,728              --
 Deferred Offering Costs                       74,564              --
                                             --------      ----------
                                              383,815          58,135
                                             --------      ----------
Total assets                                 $843,901      $  529,520
                                             ========      ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                            March 31,       June 30,
                                              1998            1997
                                          -----------      ----------
                                            (Unaudited)
Current liabilities
 Current portion of long-term debt        $    75,000     $    75,000
 Secured promissory notes                     350,000              --
 Unsecured promissory notes                    96,000              --
 Accounts payable, accrued
  expenses and other liabilities              370,689         413,947
                                          -----------     -----------
 Total current liabilities                    891,689         488,947
Long-term debt, net of current portion             --         125,000
                                          -----------     -----------
Total liabilities                             891,689         613,947
                                          -----------     -----------
Commitments and contingencies                      --              --

Stockholders' equity (deficiency)
 Preferred stock - $.001 par value,
 authorized 10,000,000 shares;
 issued and outstanding at March 31,
 1998, 137,321 shares and at June
 30, 1997, 218,878 shares                         137             219
 Additional paid-in capital                   713,273         923,209
                                          -----------     -----------
                                              713,410         923,428
 Common stock - $.001 par value,
 authorized 100,000,000 shares;
 issued and outstanding at March 31,
 1998, 3,005,261 shares and
 at June 30, 1997, 2,725,515 shares             3,005           2,726
 Additional paid-in capital                18,338,295      17,909,556
 Deficit                                  (19,102,498)    (18,920,137)
                                          -----------     -----------
Total stockholders'equity (deficiency)        (47,788)        (84,427)
                                          -----------     -----------
Total liabilities and stockholders'
 equity (deficiency)                      $   843,901     $   529,520
                                          ===========     ===========


           See notes to condensed consolidated financial statements.

                                      (1)

               DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                         March 31,                  March 31,
                                                    ------------------          -----------------
                                                    1998          1997          1998         1997
                                                    ----          ----          ----         ----
Operating revenue                                $208,526      $130,846      $380,777    $  351,792
Cost of Sales                                      72,036        38,615       236,879       150,772
                                                 --------      --------      --------    ----------
Gross profit                                      136,490        92,231       143,898       201,020
                                                 --------      --------      --------    ----------
Operating expenses
 Engineering and development costs                 69,096       170,963       182,476       365,802
 Marketing expenses                                 7,935        63,002       122,014       259,649
 General and administrative expenses              161,193       264,568       463,082       735,124
                                                 --------      --------      --------    ----------
Total operating expenses                          238,224       498,533       767,572     1,360,575
                                                 --------      --------      --------    ----------
Loss before other income (expenses)              (101,734)     (406,302)     (623,674)   (1,159,555)
                                                 --------      --------      --------    ----------
Other income (expenses)
 Interest expense                                 (46,861)       (6,202)      (76,451)      (20,720)
 Interest income                                   13,284         1,103        20,496         6,124
 Forgiveness of accrued compensation                   --            --       106,148            --
 Loss on sale of equipment                             --            --       (18,881)           --
 Sale of product line                                  --            --       410,000            --
 Amortization of goodwill                              --       (48,249)           --      (144,748)
                                                 --------      --------      --------    ----------
                                                  (33,577)      (53,348)      441,313      (159,344)
                                                 --------      --------      --------    ----------
Net loss                                        ($135,311)    ($459,650)    ($182,361)  ($1,318,899)
                                                 ========      ========      ========    ==========
Net loss per share of common stock                 ($0.05)       ($0.19)       ($0.06)       ($0.76)
                                                 ========      ========      ========    ==========
Weighted average shares of common stock
 outstanding after given effect to a 1 for 25
 reverse stock split on January 15, 1998        2,991,376     2,460,366     2,918,623     1,744,561
                                                =========     =========     =========     =========

           See notes to condensed consolidated financial statements.

                                      (2)

               DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     Nine Months Ended March 31,
                                                       1998             1997
                                                     --------        ----------
Cash flows from operating activities
 Net loss                                           ($182,361)      ($1,318,899)
 Total adjustments to reconcile net loss to net
 cash used in operating activities                   (312,170)          497,098
                                                     --------        ----------
Net cash used in operating activities                (494,531)         (821,801)
                                                     --------        ----------
Cash flows from investing activities
 Purchase of property and equipment                   (10,200)           (2,730)
 Proceeds from sale of equipment                       10,000                --
                                                     --------        ----------
Net cash used in investing activities                    (200)           (2,730)
                                                     --------        ----------
Cash flows from financing activities
 Proceeds from long-term borrowing                         --           250,000
 Proceeds from secured promissory notes, net of
 financing costs of $24,500                           325,500                --
 Proceeds from unsecured promissory notes              96,000                --
 Sale of common stock, net of offering costs          135,000           489,000
 Exercise of warrants to purchase common stock         10,000                --
 Payment of long-term debt                            (75,000)               --
 Deferred offering costs                              (74,564)               --
                                                     --------        ----------
Net cash provided by financing activities             416,936           739,000
                                                     --------        ----------
Net change in cash and cash equivalents               (77,795)          (85,531)
Cash and cash equivalents, beginning                  109,566           203,073
                                                     --------        ----------
Cash and cash equivalents, ending                    $ 31,771        $  117,542
                                                     ========        ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest                  --                --
                                                     ========        ==========
 Issuance of common stock in connection with
  Compensation                                       $  2,750        $   51,880
                                                     ========        ==========
  Consulting services                                $ 21,250        $  203,675
                                                     ========        ==========
  Payment of an advance from Individual              $     --        $   15,000
                                                     ========        ==========


                                      (3)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATE STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for nine months ended March 31, 1998 and 1997 (all common share amounts have been adjusted to give retroactive effect to a 1 for 25 reverse stock split effected on January 15, 1998):

For the nine months ended March 31, 1998, the Company issued 72,727 shares of the Company's common stock in connection with the conversion of $50,000 of convertible debentures to common stock.

On October 20, 1997, the Company issued 200 shares of the Company's common stock in connection with the conversion of 500 shares of Series P Convertible Preferred Stock.

During the nine months ended March 31, 1997, 56,000 shares of the Company's stock was issued as a result of the conversion of 35,000 shares of Series A Convertible Preferred Stock valued at $350,000.

During the nine months ended March 31, 1997, 62,606 shares of the Company's Common Stock was issued as a result of the conversion of 156,515 shares of Series P Convertible Preferred Stock valued at $391,288.

During the nine months ended March 1997, 891,360 shares of the Company's Common Stock was issued as a result of the conversion of 185,700 shares of Series B Convertible Preferred Stock valued at $1,857,000.

During the nine months ended March 31, 1997, 212,300 shares of the Company's Common Stock was issued as a result of the conversion of $400,000 of Convertible Debenture issued pursuant to a Regulation S offering.

During the nine months ended March 31, 1997, 1,896 shares of the Company's Common Stock was issued as a result of the conversion of 4,739 shares of Series C Convertible Preferred Stock valued at $47,390.

            See notes to condensed consolidated financial statements.


                                       (4)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


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

        In this report all common shares and per share amounts have been adjusted to give retroactive effect to a 1 for 25 reverse stock split effected on January 15, 1998.


Note 2  Accounts Payable, Accrued Expenses and Other Liabilities


                                  March 31, 1998              June 30,1997
                                  --------------              ------------
Accounts payable                     $235,444                   $260,942
Accrued expenses
  Interest                             86,144                     11,184
  Salaries                             44,043                    117,943
  Consulting fees                          --                     18,000
Payroll Taxes Payable                   5,058                      5,878
                                     --------                   --------
Total                                $370,689                   $413,947
                                     ========                   ========

Note 3  Secured Promissory Notes

        As of March 31, 1998, there were $350,000 of outstanding Secured Promissory Notes. Interest is calculated at 5% per month and is due and payable at maturity (February 28, 1998) unless extended by the note holders. As of March 31, 1998, accrued interest amounted to approximately $75,000. The Company borrowed $350,000 net of financing costs of $24,500. The Series A Convertible Secured Promissory Notes include warrants to purchase 420,000 shares of the Company's common stock at $1.00 per share. The warrants are exercisable over a 5 year period through the year 2002. The notes are secured by all the assets of the Company.

        The notes are convertible into one share for each $1.00 of outstanding debt and unpaid interest is also convertible to common stock at the rate of one share for each $1.00 of unpaid interest.

        On April 8, 1998, $325,000 of the outstanding obligation and $73,840 of accrued interest were converted to 398,840 shares of the Company's stock.



                                       (5)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        NINE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

Note 4  Unsecured Promissory Notes

        During March 1998 the Company received loans of $96,000 from Capital West Investment Group. The notes are due June 30, 1998 and interest is at 12% per annum. The note holders will receive one warrant for every dollar invested to purchase the Company's common stock at $0.93, as adjusted, for a three year period with expires on February 28, 2001. The notes are automatically convertible into units of the private offering in the event that the Company receives subscriptions for an aggregate of at least $672,000 in gross proceeds. In the event that the notes convert to units, the accrued interest due to the note holder shall be applied towards the exercise price of the warrants on a pro rata basis. In such event the Company shall not be obligated to make any cash payment of the accrued interest. On April 8, 1998, these notes were converted to equity.

Note 5  Long-Term Debt

        Long-term debt consisted of the following:

                                                        March 31, 1998            June 30, 1997
                                                        --------------            -------------
5% convertible debenture due August 1, 1998              $    --(1)                $125,000(1)
10% secured notes due in Jan. and Feb. 1998               75,000(2)(3)               75,000(2)(3)
                                                         -------                   --------
                                                          75,000                    200,000
     Less current portion                                 75,000                     75,000
                                                         -------                   --------
     Long term portion                                   $    --                   $125,000
                                                         -------                   --------

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

    During December 1997 and January 1998, the outstanding debenture of $75,000 was paid to the debenture holder.

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

                                       (6)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        NINE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


Note 6  Commitments and Contingencies

        In January 1998 the Company entered into a consulting agreement with Capital West Investment Group, Inc. ("CWIG"). Pursuant to such agreement, CWIG will provide the Company with, among other things, strategic planning, advice with respect to the identification of potential business opportunities, recommendations regarding capital raising alternatives, and assistance in dealing with potential investors and strategic partners. Pursuant to such consulting agreement, CWIG and its assignees were granted warrants to acquire 1,500,000 shares of Common Stock at $0.50 per share.

        Pursuant to the terms of the letter agreement dated September 19, 1997, CWIG will use its "best efforts" to raise funds amounting to $3,000,000 in net proceeds less expenses and commissions within six months of the date of the letter. As of March 31, 1998, CWIG has provided the short term financing of $446,000 (see Notes 3 and 4).

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

Note 7  Common Stock

        The shareholders of record at the close of business on December 5, 1997, voted on January 15, 1998, to approve a 1 for 25 reverse stock split effective that date. In this report all common shares and per share calculations have been adjusted to give retroactive effect to a 1 for 25 reverse stock split.

        As of March 31, 1998, there are outstanding 3,571,200 of non-public warrants to purchase the Company's common stock at prices ranging from $0.50 to $12.50 with a weighted average price of $1.07 per share.


                                       (7)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        NINE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

        As of March 31, 1998, there were 137,321 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 108,928 shares of common stock.

        As of March 31, 1998, there are 7,500 Series B Warrants outstanding to purchase Series B Convertible Preferred Stock which can be converted into 30,000 shares of the Company's common stock.

        As of March 31, 1998, there were $350,000 of secured promissory notes which can be converted into 350,000 shares of the Company's common stock.

        The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 4,060,128 shares as of March 31, 1998, and would be in addition to the 3,005,261 shares of common stock outstanding as of March 31, 1998.

        During the nine months ended March 31, 1998, 48,000 shares of the Company's common stock was sold to third parties in a private placement for $60,000 (at $1.25 per share).

        On September 30, 1997, the Company sold 66,667 shares of the Company's common stock to a third party for $75,000 under a Regulation S offering.

        During the nine months ended March 31, 1998, the Company issued 72,727 shares of the Company's common stock in connection with the conversion of $50,000 of convertible debenture to common stock under a Regulation S offering.

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

        During January 1998, the Company issued 30,963 shares of the Company's common stock in connection with the conversion of 77,407 shares of Series P Convertible Preferred Stock.

        On March 30, 1998, the Company issued 4,000 shares of the Company's common stock in connection with the conversion of 3,500 shares of Series P Convertible Preferred Stock and 650 shares of Series S Convertible Preferred Stock.







                                       (8)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        NINE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

Note 8  Preferred Stock

        The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                        Allocated                               Outstanding
                                        ---------                               -----------
                                                                March 31, 1998               June 30, 1997
                                                                --------------               -------------
            Series A Preferred            100,000                   25,500                       25,500
            Series B Preferred            200,000                    5,000                        5,000
            Series C Preferred          1,000,000                   18,681                       18,681
            Series P Preferred            600,000                   86,640                      168,047
            Series S Preferred             50,000                    1,500                        2,150
                                        ---------                  -------                      -------

         Total Preferred Stock          1,950,000                  137,321                      219,378
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


                                       (9)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        NINE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

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

Note 9  Gain on Sale of Product Line

        On September 25, 1997, the Company sold its real estate multiple listing data delivery system. The purchase price was $450,000 plus the assumption of a $59,247 liability to a third party. The transaction was funded by a down payment of $40,000 which was applied to the outstanding accounts receivable balance and the balance of $410,000 was payable in 36 monthly installments of $13,229.55 including interest at 10% per annum commencing October 25, 1997. In February 1998 the payment terms of the note were altered by extending the payment period to a total of forty-eight months at 11%.

Note 10 Income Taxes

        There was no provision for current income taxes for the nine months ended March 31, 1998 and 1997.

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

Note 11 Events Subsequent to March 31, 1998

        During April 1998, the Company received additional short term financing of $153,000 from CWIG prior to the initial closing of the Private Placement on April 8, 1998.

        On April 8, 1998, the Company closed on the minimum of its Private Placement. A total of 35.3 units comprising of 564,840 common shares and 282,417 warrants to purchase common stock at $1.50 per share were issued in exchange for $325,000 of Series A Convertible Secured Promissory Notes and the accrued interest thereon and $249,000 of the Company's Unsecured 12% Convertible Promissory Notes. The remaining $25,000 of Series A Convertible Secured Promissory Notes were paid in full on April 8, 1998.

        Pursuant to the letter agreement dated September 19, 1997, CWIG will continue to use its "best efforts" to raise additional funding for the Company.



                                      (10)

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        NINE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

        Below is the pro forma effect of the conversion of the $421,000 in short term borrowings and accrued interest of $63,910 as of March 31, 1998, into units described in the Private Placement. Each unit consists of 16,000 shares of common stock and 8,000 three year warrants to purchase 8,000 shares of common stock at $1.50 for the first year and at $2.00 for the remaining two years.


Balance Sheet Data: (in thousands)        As of March 31, 1998       As Adjusted
                                          --------------------       -----------
   Total current assets                          $406                   $406
   Total assets                                   844                    769
   Total current liabilities                      892                    407
   Working capital (deficiency)                  (486)                    (1)
   Stockholder's equity (deficiency)              (48)                   362



                                      (11)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Three months ended March 31, 1998 and 1997

        Liquidity and Capital Resources

        As of March 31, 1998 the Company had a working capital deficiency of $485,598, compared with a working capital deficiency of $212,723 as of March 31, 1997. The current working capital deficiency as of March 31, 1998, included short term financing and related interested of approximately $485,000 which was converted on April 8, 1998, as part of the Private Placement to equity of the Company.

        During January 1998 the Company received $106,500 less financing charges of $7,455 pursuant to its agreement with Capital West Investment Group, Inc. ("CWIG") as short term bridge loan financing in the form of Series A Convertible Secured Promissory Notes. In addition, the Company received $96,000 in the form of Unsecured 12% Convertible Promissory Notes.

        Results of Operations

        The net loss for the quarter ended March 31, 1998, was $135,311 compared to a net loss of $459,650 for the quarter ended March 31, 1997. The decrease in the loss was caused primarily by a decrease in compensation and consulting expenses and increased gross profit. Revenues for the quarter ended March 31, 1998, were $208,526 compared to revenues of $130,846 for the quarter ended March 31, 1997. The increase in revenues was the result of substantial increases in the sales of the Company's print products. For the quarter ended March 31, 1998, the Company recorded sales totaling approximately $135,000 of its DV3D(R) AnimotionTM print products compared to sales of approximately $17,500 for the quarter ended March 31, 1997.


        Nine months ended March 31, 1998 and 1997

        Liquidity and Capital Resources

        For the nine months ended March 31, 1998, the Company raised $145,000 through private placement of its securities and the exercise of warrants. In addition $446,000 was lent to the Company through short term financing arrangements. In April 1998 an additional $153,000 of Unsecured 12% Convertible Promissory Notes were received by the Company.

        The Company needs additional funding in order to maintain current operations. The Company is not to the point of generating sufficient revenues from operations to cover its cost structure. The Company has been funding its operations by selling its securities in private placements, offshore transactions, short-term borrowing, and sale of its products. Although the Company was able to complete the minimum offering set forth in the Private Placement Memorandum, the Company is continuing to work to complete the raising of funds amounting to $3,000,000 from accredited investors. The Company was able to close on April 8, 1998, the mini portion of the Private Placement. On April 8, 1998, the Secured and Unsecured Note holders converted their notes and related accrued interest into units of the Private Placement comprising of 564,840 shares of Common stock.

        In September 1997, the Company sold its real estate multiple listing data delivery system. The purchase price was $450,000 plus the assumption of a $59,427 liability. The purchase price was payable $40,000 at closing, which was applied against outstanding accounts receivable trade and the balance to be paid ratably over a thirty-six month period commencing October 25, 1997 at $13,229.55 per month including interest at 10%. In February 1998 the payment terms of the note were altered by extending the payment

                                      (12)
        period to a total of forty-eight months at 11%. In connection with the sale the Company agreed to provide consulting services for a period of one hundred and twenty days at no cost and thereafter at certain prescribed rates.

        Results of Operations

        The net loss for the nine months ended March 31, 1998, was $182,300 compared to $1,318,899 for the nine months ended March 31, 1997. The reduction of the net loss is the result of the gain recognized from the sale of the product line of $410,000, the elimination of the amortization of good will of approximately $144,750, the forgiveness of accrued compensation of $106,148, and the reductions in compensation, related travel expenses and outside consultants of approximately $300,000. Although operating revenues for the nine months ended March 31, 1998, are comparable to the nine months ended March 31, 1997, the product mix is significantly different. Prior to the sale of the real estate product line the majority of the revenues was generated by InfoPak. Beginning in January 1998, the majority of the revenue was generated through the sale of the Company's print products.

        In December 1997 the Company sold all of its photographic equipment resulting in a loss of $18,881. Currently all DV3D(R) and Animotion(TM) print products are processed on a graphics work station to improve the quality, time to market, and repeatability of these images.

        The Company implemented a newly focused business plan which will concentrate on offering and delivering integrated and systematic Promotion Marketing Solutions to innovative business leaders to help them increase their sales by offering two primary products, namely MarketingLenses(TM) (a new trade name for all of the Company's print products) and InfoPak. In December 1997 the Company moved into its new office in Phoenix, Arizona and has begun to close sales from its concentrated marketing efforts.

        During the past six months, the Company has successfully implemented many new strategies to better position the Company to become profitable. A 1 for 25 reverse stock split was effected on January 15, 1998. All new corporate identity materials were designed and produced including a presence on the World Wide Web (www.dv3d.com). A completely new management team and Board of Directors has been installed. As a result of the new management marketing efforts, the sales of the Company's print products have significantly increased beginning in January 1998.

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

                                            DIMENSIONAL VISIONS INCORPORATED

DATED: April 27, 1998                       By: /s/ John D. McPhilimy
                                               ---------------------------------
                                                John D. McPhilimy, Chairman,
                                                President and Chief Executive
                                                Officer

                                      (13)