Form 10KSB
period 1998-06-30
DIMENSIONAL VISIONS GROUP LTD
filed 1998-10-13
CIK 836809

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

                         Commission file number 1-10196

                        DIMENSIONAL VISIONS INCORPORATED
                        --------------------------------
           (Name of Small Business Issuer as specific in its Charter)

                Delaware                                        23-251-17953
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

    2301 W. Dunlap Avenue, Suite 207                               85021
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
                                (Title of Class)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation  S-K is not contained  herein,  and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10- KSB. Yes   X   No
                                           -----    -----

         For the fiscal year ended June 30, 1998, the Company's revenue was $609,392.

         As of September 30, 1998, the number of shares of Common Stock outstanding was 3,612,226. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 30, 1998, was approximately $2,337,732 (based upon 3,402,812 shares at $0.687 per share).

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

     Certain   exhibits  are   incorporated   by  reference  to  the   Company's
Registration Statements on Form S-1 and Form S-8, Form 10-KSB and Form 8-K as listed in response to Item 13(a)(3) of Part III.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Dimensional Visions Incorporated (the "Company") employs a proprietary software system methodology (the "System") to convert client provided and Company created materials into lithographically printed three-dimensional and animated images ("Multi-Dimensional Images"). The Company markets its Multi-Dimensional Images products under the "MARKETINGLENSES(SM)" product line, consisting of "DV3D(R)" and "Animotion(TM)" Multi-Dimensional Images.

         The MARKETINGLENSES(SM) product line of DV3D(R) and Animotion(TM) Multi-Dimensional Images create promotion marketing image solutions for clients who want to utilize the images to help promote their products and services and increase their sales. The Company currently is delivering these marketing image solutions to a limited number of carefully targeted companies in the promotion marketing industry in the United States and intends to seek to significantly expand and create additional markets for its products.

         The DV3D(R) and Animotion(TM) products are determined by the technical specifications of the polymer based "LENTICULAR" material on which the image is printed. Lenticular is a plastic optical material that allows the three-dimensional and/or animation image to be viewed without the use of any viewing apparatus such as glasses or hoods. Lenticular is a layer of lenticles (or lenses) in front of the image. These lenses work as a viewer which self-adjusts to whatever distance the viewer is from the image. If the viewer is looking at DV3D(R) and Animotion(TM) Multi-Dimensional Images, not only do they allow for three dimensional and/or animation images without any viewing apparatus, but also fluid animation simultaneously. These Multi-Dimensional Images may be produced in varying sizes for specified customer applications.

         The Company's sole active subsidiary, InfoPak, Inc., manufacturers and markets a hardware/software packaged product line called the "INFOPAKSYSTEM(TM)." This system is designed to handle substantial offline information and databases that may require frequent updating. This system is particularly well suited to mobile sales professionals. The Company currently is delivering these mobility solutions to a limited number of carefully targeted companies in the automobile appraisal and inventory sales businesses.

         References   herein  to  the  Company   include   Dimensional   Visions
Incorporated and its InfoPak, Inc. subsidiary unless the context denotes otherwise.

         The Company intends to focus its resources on its MARKETINGLENSES(SM) product line of DV3D(R) and Animotion(TM) Multi-Dimensional Images. The Company has retained an investment banking firm to assist the Company in the sale of its InfoPak, Inc. subsidiary.

         The Company has been dependent upon the proceeds of the sale of its securities, loans and revenue from operations to conduct its business. Since its inception, the Company has continuously sustained significant losses and such losses are continuing. There can be no assurance that the Company will generate sufficient revenue from the sale of its products or be able to continue to raise funds from other sources necessary to maintain its business. See "Description of Business - Special Considerations."

         The Company currently maintains its executive offices and principal place of business at 2301 West Dunlap Avenue, Suite 207, Phoenix, Arizona 85021, and its telephone number is (602) 997-1990.

COMPANY HISTORY

         The Company was incorporated in the State of Delaware in 1988. In September 1995, the Company acquired all of the outstanding Capital Stock of InfoPak, Inc. in exchange for 500,000 shares of Series P Preferred Stock.

         From 1988 through 1996, the Company utilized a photographic three dimensional/lithographically printed imaging process. This process severely limited the Company's ability to economically and repetitively transform two-dimensional images into multi-dimensional images. Thus, in 1997, after two years of research and development, the Company introduced its MARKETINGLENSES(SM) product line of DV3D(R) and Animotion(TM) Multi-Dimensional Images using its proprietary software and production process. In December 1997, the Company sold all of its remaining photographic equipment from its prior printing technology.

MARKETINGLENSES(SM) PRODUCTS

         The Company currently is focused on offering and delivering integrated and systematic promotion marketing solutions to clients to provide them with the ability to help them increase their sales by using the Company's two primary products: DV3D(R) and Animotion(TM) Multi-Dimensional Images.

         The Company believes that these products will appeal to marketers because they can motivate customers to purchase and induce action at the point of sale. The Company's goal is to produce a highly advanced, high quality, LENTICULAR image, with a wide variety of imaging options in today's market, while offering unique products and services to the promotion marketing industry. Applications which the Company has developed and currently is marketing to current and potential clients include:

1. VIRTUALLY COUNTERFEIT-PROOF "SPECIAL EVENT COLLECTIBLE TICKETS" SUCH AS:

     DV3D(R)Animotion TicketS

2. VIRTUALLY COUNTERFEIT-PROOF "SPECIAL COLLECTIBLE FINANCIAL CARDS" SUCH AS:

     DV3D(R)Animotion Phone CardS

     DV3D(R)Animotion Affinity Credit CardS

     DV3D(R)Animotion Bank Credit Cards

3. QUINTESSENTIAL QUALITY AND QUICKEST "VALUE ADDED PROMOTION IMAGES" SUCH AS:

     CD, Book and magazine covers and inserts.

     Trading cards and greeting cards

     Point of Purchase displays

INFOPAKSYSTEM(TM) PRODUCTS

         The Company's InfoPak, Inc. subsidiary produces sales automation technology that enables highly mobile professionals such as salespeople to increase their productivity by helping them better manage certain critical information. The Company believes that sales automation is currently revolutionizing the sales process by using technology to serve customers better and increase sales productivity.

         The Company provides an integrated "Sales Automation" palmtop hardware/software package and database update subscription service called the "InfoPakSystem(TM)". This system is designed to handle substantial offline information and databases that may require frequent updating. The Company believes that the system is well suited to sales professionals who are highly mobile and require frequent utilization of data to effectively sell and communicate with their companies and customers. The Company's goal is to produce unique "MOBILITY AUTOMATION" products and services that the Company's competitors currently do not have. Applications which the Company currently is marketing to current and potential clients include:

1.       Automobile "AutoInfoPak" NADA Appraisals

2.       Automobile "AutoInfoPak" Blue Book Appraisals

STRATEGY

MARKET & PENETRATION

         The   Company    has    defined    the    primary    market   for   its
"MARKETINGLENSES(SM)" product lines as promotion marketing companies located throughout the United States. According to the January 1998 issue of Promo Magazine, these companies spent a total of $71 billion on promotion marketing in 1996 as follows:
                                          Estimated:
                Market:                   ----------
                -------              Promotion Marketing
     Promotion Marketing Industry       Total Market $

              Categories                 1996 Revenue        % of Total
              ----------                 ------------        ----------
Premium/Incentives                      $20,500,000,000          29%

Point of Purchase                       $12,600,000,000          18%

Ad Specialties                          $ 9,490,000,000          13%

Couponing                               $ 6,040,000,000           8%

Specialty Printing                      $ 5,600,000,000           8%

Sponsorships                            $ 5,400,000,000           8%

Promo Licensing                         $ 4,990,000,000           7%

Promo Fulfillment                       $ 2,500,000,000           3%

Agencies Net Revenue                    $ 1,089,900,000           2%

Promo Research                          $ 1,000,000,000           1%

Product Sampling                        $   856,300,000           1%

Internet Interactive                    $   815,400,000           1%

In Store Services                       $   652,000,000           1%

           TOTAL                        $71,533,600,000         100%

         The Company intends to focus its efforts on the promotion markets which had revenue of approximately $71 billion in 1996. The Company believes that if it can obtain a relatively small portion of this business (less than one-tenth percent), the Company can achieve profitability.

         The Company uses its own employees and "Value-added Resellers" ("VARs") to sell its products.

         The Company has developed a comprehensive "high-profile" marketing program to help market its products. The Company's initial and sustaining marketing program is comprised of the following components:

1. DIMENSIONAL VISIONS CORPORATE IDENTITY & COLLATERAL MATERIALS - The Company has created an effective corporate identity program utilizing its own DV3D(R) and Animotion(TM) created images for its stationery, business cards, Qualifications/Capabilities Brochure, and "Show & Sell" presentations. These corporate identity materials were first designed and produced in January 1998. By utilizing its own DV3D(R) and Animotion(R) images for itself, the Company believes it will become a self-promotional testimonial to the potential "increased sales" power of its products.

2. QUARTERLY DIRECT MAILINGS - The Company intends to create a one page letter that will be sent to approximately 500 companies every quarter. The marketing message will be changed for every mailing and will be sent to the creative director of the top 100 largest promotional marketing agencies and the 200 largest regional advertising agencies throughout the United States. The mailings will request that the target company fax the letter back to the Company requesting more information and particular samples of the Company's products.

3. TRADE SHOWS & VARS PROSPECTS - The Company plans to attend and display its MARKETINGLENSES(SM) product line at two promotion and marketing trade shows a year. The primary objective is to create VAR prospects, as well as, create awareness of its product line.

4. INTERNET HOME PAGE (DV3D.COM) - The Company inaugurated its home page on the Internet/World Wide Web in February 1998. This home page concept has been expanded to include VARs and clients.

5. PUBLIC RELATIONS - Starting in 1998, the Company has generated press releases to announce significant product introductions and achievements which will be sent to the appropriate promotion of marketing and advertising trade magazines.

6. ADVERTISING - Because the Company utilizes VARs for the sales of its products, the Company plans to offer a co-op-advertising program to its VARs starting in 1999.

RESEARCH AND DEVELOPMENT

         The Company has incurred substantial research and development expenses to develop and improve its MARKETINGLENSES(SM) products. In the fiscal years ended June 30, 1998 and 1997, the Company expended approximately $100,000 and $200,000, respectively, in such expenses. The Company does not believe that it will be necessary to incur major additional research and development expenditures at this time. However, in view of the substantial competition and potential technological changes in the imaging industry, the Company may find it necessary to incur substantial additional research and development expenditures.

PRODUCTION

PRODUCTION OF MARKETINGLENSES(SM) PRODUCTS

         The Company controls or supervises all phases of the production of its print products from the image development and computerized enhancement phases through the color separation and printing phases. Images are provided to the Company by clients in many formats including digitally in graphic file formats and photographically in pictures or transparencies. Photographic images are scanned into the computer to be modified and enhanced. Through a proprietary process, several images are composited together to generate a final image that will appear as a three-dimensional and/or animation image when viewed through a lenticular material. Lenticular is a plastic optical material that allows the three-dimensional and/or animation image to be viewed without the use of any viewing apparatus such as glasses or hoods. The final computer image is sent to an image setter located at the Company's main offices where films are made.
These films are forwarded to a commercial printer where, through the lithographic process, the images are printed on a polymer based lenticular material which focuses the multi-dimensional or animation images. The Company produces the DV3D(R) and Animotion(TM) images for the final image at its facilities in Phoenix, Arizona. Printing is done under the supervision of the Company with third-party vendors. The polymer based lenticular material on which the DV3D(R) and Animotion(TM) images are printed is supplied by producers in the petrochemical and plastic fabricating industries.

PRODUCTION OF INFOPAKSYSTEM(TM) PRODUCTS

         The Company programs the software for its InfoPakSystem(TM) products at its facilities in Phoenix, Arizona. The hardware for its system, including the palmtop hardware, is provided by third party vendors.

STRATEGIC BUSINESS ALLIANCES

         In January 1998, the Company also entered into a strategic business alliance with Consolidated Printing Corporation for marketing of the Company's DV3D(R) Animotion(TM) tickets, similar to the type of tickets produced for the Arizona Diamondbacks' opening day game. The agreement provides that Consolidated Printing, one of the largest printing companies of specialty events tickets in the United States, will market the Company's DV3D(R) Animotion(TM) tickets for sporting and other specialty events throughout the United States.

         In September, 1998, the Company entered into a strategic business alliance with Cookies, a supplier of children's accessories to the Walt Disney Company and Warner Bros. The agreement provides that Cookies will integrate the Company's DV3D(R) Animotion(TM) products into various children's accessories.

         In September 1998, the Company also entered into a strategic business alliance with Plymouth, Inc. for utilizing the Company's DV3D(R) Animotion(TM) in Plymouth's school supply products.

         The Company believes that these and future strategic business alliances will allow the Company to vastly expand the scope of its marketing and production of its MARKETINGLENSES(SM) Multi-Dimensional Images products.

COMPETITION

         Other processes currently are available which allow a viewer to perceive an image in three-dimensions, including those which employ stereoscopic glasses and viewing hoods and other processes, and holograms and other three-dimensional image systems which do not require the use of viewing apparatus. The Company is aware of at least two companies, Optigraphics, Inc. and National Graphics, Inc., which compete with the Company's print products. Further, the Company's products may be more expensive than conventional, high quality, two-dimensional prints and for this reason, high quality, conventional processes and methods may be favored for many, if not most, illustration and promotion contexts.

PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION

         The Company owns the rights to two U.S. patents, "Method and Apparatus For Stereoscopic Photography" and "Electronic (digitized) Method and Apparatus For Stereoscopic Photography". The Company uses a portion of the technology covered by these patents in the Multi-Dimensional Images compositing process. However, in view of the Company's current process of production, Multi-Dimensional Images, the Company intends to seek a patent for its current process. No assurances can be given that a patent will be granted. The Company also owns U.S. patents "System and Method for Providing Data and Program Code to a Card for Use by a Reader" and "Electronic Telephone Directory with Interchangeable Listings" which relate to its INFOPAKSYSTEM(TM) data delivery system.

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

         The Company has registered the DV3D(R) trademark and has applied to register the Animotion(TM) and MARKETINGLENSES(SM) marks with the United States Patent and Trademark office.

EMPLOYEES

         As of June 30, 1998, the Company had eight employees, including four in management (one of whom is involved in manufacturing), one involved in marketing and sales, three in manufacturing and production, and one in administrative and clerical functions. The Company is not a party to any collective bargaining agreements. The Company considers its relations with employees to be good.

                             SPECIAL CONSIDERATIONS

         The following factors, in addition to those discussed elsewhere in this Report, should be carefully considered in evaluating the Company and its business.

LACK OF SIGNIFICANT COMMERCIAL SALES; SUBSTANTIAL CHANGE IN BUSINESS STRATEGY AND NEW PRODUCTS

         Although the Company has been in existence since 1988, the Company only recently developed its MARKETINGLENSES(SM) product line of DV3D(R) and Animotion(TM) Multi-Dimensional Images. From 1988 through 1996, the Company utilized a photographic three dimensional/lithographically printed imaging process. Utilizing this photographic process severely limited the Company's ability to economically and repetitively transform current two-dimensional images into multi-dimensional images to meet the demands of today's market.

         In 1997, after two years of refinement and development, the Company developed a proprietary software and printing processes system to convert existing client provided and newly created materials into lithographically printed three-dimensional and animated images. This new system provided the basis for the Company's new management to create and market the new MARKETINGLENSES(SM) product line of DV3D(R) and Animotion(TM) Multi-Dimensional Images. Consequently, the Company sold all of its photographic equipment in December 1997.

         However, the Company has generated only limited sales from these new MARKETINGLENSES(SM) products. There can be no assurance that the MARKETINGLENSES(SM) products will achieve market acceptance. During the period of development of the MARKETINGLENSES(SM) products, the Company incurred significant losses. Given the history of substantial losses during the developmental stage of its products, and the failure of the Company to achieve profitability at anytime during its ten year history, there can be no assurance that the Company will be profitable or will be able to satisfy any of its obligations.

CONTINUING LOSSES; QUALIFIED REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         The Company has incurred net losses since inception of $19,341,796, and reported a net loss of approximately $2,162,000 for the fiscal year ended June 30, 1997, and $422,000 for the fiscal year ended June 30, 1998. Operating losses before other income and expenses were approximately $1,331,000 for the fiscal year ended June 30, 1997 and $325,000 for the fiscal year ended June 30, 1998. Losses incurred since inception are attributable primarily to start-up costs incurred in developing a now obsolete photographic imaging system, developing the Company's MARKETINGLENSES(SM) Multi-Dimensional Imaging System and the Company's INFOPAKSYSTEM(TM), the costs of introducing these products to market, and the administrative costs associated with the business. To date, operating revenue has not been sufficient to cover these costs. Moreover, the Company expects its losses to continue for at least the next three to six months. There can be no assurance that the Company will generate sufficient operating revenue, expand sales of its products, or control its costs sufficiently to achieve or sustain profitability. In addition, the report by the Company's independent certified public accountants on the Company's financial statements for the year ended June 30, 1998 states that the Company's recurring losses from operations and limited sales of its products raise substantial doubt about the Company's ability to continue as a going concern. See "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Report.

POTENTIAL NEED FOR ADDITIONAL FUNDING

         At September 30, 1998, the Company had $32,178 in cash. The Company will need additional funding to expand its business even if it can achieve profitability. The Company will be seeking additional funding through public or private financing to repay indebtedness and for working capital. There can be no assurance that additional financing will be available, or if available, on acceptable terms. The Company's inability to raise capital when needed could have a material adverse effect on the Company's business, financial condition, and results of operations.

RECENT CHANGE IN MANAGEMENT

         The Company experienced a significant change in its management beginning in November 1997. Mr. John McPhilimy was appointed as a Director, President, and Chief Executive Officer of the Company in November 1997, replacing Mr. George S. Smith. Mr. McPhilimy was appointed Chairman of the Board in January 1998, also replacing

Mr. Smith, who continues to serve the Company as a Director. Mr. Roy D. Pringle was appointed as Vice President, Chief Financial Officer, and Chief Information Officer of the Company in November 1997, Mr. Bruce D. Sandig was appointed as the Senior Vice President of Creative Design and Engineering in November 1997 and also as a Director in January 1998, and Ms. Ronnie Matlock was appointed Vice President of Customer Service and Operations in November 1997. In addition, in January 1998, three prior Directors of the Company resigned and were replaced by three new Directors. Although the Company believes these changes in management will be beneficial to the Company's operations, significant changes in management often cause serious disruptions to businesses. No assurance can be given that the new management of the Company will be able to turn around the Company and cause it to achieve profitability.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

         The Company's operating results may be affected by a wide variety of factors that could adversely affect its total revenue and profitability. These factors, many of which are beyond the control of the Company, include creating and continuing interest by customers in the MARKETINGLENSES(SM) Multi-Dimensional Images products and the INFOPAKSYSTEM(TM); the Company's ability to establish and maintain strong and long-lasting relationships with customers, including a sufficient number of national customers which can provide substantial orders for the Company's products; the Company's success in obtaining and maintaining customer satisfaction with its MARKETINGLENSES(SM) MultiDimensional Images products and the INFOPAKSYSTEM(TM) products and related services; the level and timing of the demand for the Company's MARKETINGLENSES(SM) Multi-Dimensional Images products and the INFOPAKSYSTEM(TM); the Company's ability to expand its personnel, equipment, and administrative support functions, including particularly its ability to place in service a sufficient number of MARKETINGLENSES(SM) Multi-Dimensional Images products and INFOPAKSYSTEM(TM) products to achieve profitability; changes in the mix of services it provides; technological changes; and competition and competitive pressures on prices. The Company's revenue and results of operations also may be subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession, there would be a material adverse effect on the Company's business, operating results, and financial condition.

LACK OF DIVERSIFICATION; RISKS OF INVESTING IN LIMITED PRODUCTS

         The success of the Company's business will depend primarily on the market acceptance of the MARKETINGLENSES(SM) Multi- Dimensional Images products. The plan of operation, therefore, subjects the Company to the economic fluctuations within the imaging industry and increases the risk associated with its operations. This primary dependence on one type of product (a situation the Company expects will continue for the foreseeable future) renders the Company more vulnerable than companies with a more diversified product line. Significant delays in development could greatly affect the Company's competitiveness. There can be no assurance that the Company's products will not become obsolete earlier than anticipated. Nor can there be any assurance that the Company will be able to devote sufficient resources to the research and development effort required to enable the Company to meet future technological changes. An investment in any aspect of the imaging industry is speculative and historically has involved a high degree of risk.

FLUCTUATING QUARTERLY RESULTS

         The Company has experienced significant quarterly and other fluctuations in revenue and operating results. The Company believes that these fluctuations have been attributable primarily to its changes in business strategies and to a lesser extent to the budgeting and purchasing practices of its customers. Future revenue and operating results may fluctuate as a result of these and other factors, including the demand for the Company's products, the timing and cost of new product introductions, changes in the mix of products sold, and in the mix of sales by distribution channels, the size and timing of customer orders, changes in pricing policies by the Company or its competitors, execution of agreements with distributors, competitive conditions in the industry, and general economic conditions.

         The Company has a sales backlog of approximately $250,000 at June 30, 1998. Historically, however the Company has had minimal sales backlog. Quarterly revenue and operating results therefore depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed, since personnel levels and other expenses are based upon anticipated revenue. Many of the factors that could result in quarterly fluctuations are not within the Company's control. Accordingly, the Company believes that quarter to quarter comparisons of its financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

COMPETITION

         The Company faces competition from two major competitors in the multi-dimensional imaging market. The Company is aware that competitors currently are developing competing products and the Company faces indirect competition from various types of imaging products. The Company expects that direct and indirect competition is likely to intensify in the future. There can be no assurance that the Company will be able to compete successfully.

DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES

         The Company's future operating results will depend to a significant extent on its ability to continue to develop and introduce on a timely basis new products, which compete effectively on the basis of price and performance and address customer needs and requirements. The success of new product introduction depends on various factors, including proper new product selection, timely completion and introduction of new product designs, and the use and market acceptance of customers' end products. The Company's inability to design, develop, and introduce competitive products on a timely basis could adversely affect its future operating results. Some of the Company's products also require compatibility with products manufactured by third-party vendors. There can be no assurance the Company will be able to maintain compatibility in the event such vendors modify their products. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products noncompetitive or obsolete. In fiscal years 1997 and 1998 the Company has expended approximately $300,000 on research and development for its MARKETINGLENSES(SM) products. There can be no assurance that the Company's level of expenditure on research and development will be adequate to develop new products required by the Company to remain competitive.

TECHNOLOGICAL OBSOLESCENCE

         The industries that the Company serves are marked by rapid technological change. The Company must continuously modify its existing products and seek to develop new products in order to remain competitive. There can be no assurance that new technological developments will not adversely affect the Company. Specifically, the Company was forced to completely abandon its prior development of photographic-based imaging and replace it with a computer-based digital printing process. Changes in computer-based design and printing technology could render the Company's current products obsolete. In fiscal years 1997 and 1998 the Company has expended approximately $300,000 on research and development for its MARKETINGLENSES(SM) products. There can be no assurance that the Company's level of expenditure on research and development will be adequate to avoid technological obsolescence of the Company's products.

LIMITED PROPRIETARY TECHNOLOGY

         The Company's current patented technology is based on its now obsolete and abandoned photographic printing process. Thus, unless the Company is able to obtain a patent on its new technology, the Company will have only limited useful patented technology. It regards aspects of its manufacturing processes as trade secrets and seeks to protect this know-how with secrecy agreements. There can be no assurance, however, that these agreements will be enforceable in the event of a breach. Therefore, even if the Company is able to develop successful new products, the Company may be limited in its ability to prevent competitors from copying these products. In addition, the Company has only limited registered trademarks, and products manufactured by the Company may not develop any value from these trademarks.

DEPENDENCE ON THIRD-PARTY SUPPLIERS

         The Company historically has purchased its components from multiple suppliers. The Company does not have supply agreements with any of these suppliers. Although the Company has not experienced any material difficulties in obtaining supplies in the past and the Company believes that additional suppliers are readily identifiable, any reduction or interruption in supply from its vendors or suppliers could adversely affect the Company's ability to supply orders for certain of its products.

RISK OF PRODUCT RETURNS

         The Company's MARKETINGLENSES(SM) products are based on the Company's recently developed technology. Although the Company believes its products will meet with a high level of satisfaction from customers, as with any newly developed products, it is difficult to estimate the rates of return. There is a risk, however, that such returns could be substantial. A significant number of returns could have a material adverse effect upon the Company's business.

MANAGEMENT OF GROWTH

         The Company plans to expand its business significantly over the next 12 months. The expansion of the Company's business will require it to enhance its operational, financial, and information systems, to motivate and manage its existing personnel and to attract and retain additional managerial, technical, and marketing personnel, to enhance its technical equipment, and to expand the manufacture and distribution of its products. The failure of the Company to expand its systems, personnel, equipment, and administrative resources on an effective basis could have a material adverse effect on the Company's business, operating results, and financial condition.

DEPENDENCE ON KEY PERSONNEL

         The Company's success depends to a significant degree upon the technical and management skills of its officers and key employees, including in particular those of Mr. John McPhilimy, the Company's President, Chairman and Chief Executive Officer and Mr. Bruce D. Sandig, the Company's Senior Vice President of Creative Design and Production Engineering. The Company currently maintains a "key-man" life insurance policy on Mr. McPhilimy in the amount of $1,000,000. In addition, the Company has been approved for, but has not yet received, a "key-man" life insurance policy on Mr. Sandig in the amount of $1,000,000. The loss of the services of either Mr. McPhilimy or Mr. Sandig could have a material adverse effect on the Company. Although the Company has employment agreements with Mr. McPhilimy and Mr. Sandig, the Company currently has only eight employees, including Mr. McPhilimy and Mr. Sandig. The Company's success also will depend upon its ability to attract and retain additional qualified management, marketing, technical, and sales executives and personnel. Competition for such executives and other qualified personnel is intense as a result of a limited number of persons with knowledge of and experience in the Company's industry. There can be no assurance that the Company will be successful in attracting or retaining such executives and personnel.

PREFERRED STOCK

         The Company's Certificate of Incorporation authorizes the issuance of a maximum of 10,000,000 shares of preferred stock, par value $.001 per share ("Preferred Stock"). The Board has the authority to divide the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of any such series. Currently, the Company has issued Preferred Stock designated as the Series A, Series B, Series C, Series P, and Series S Preferred Stock (collectively, the "Outstanding Preferred Stock"). The Company may in the future issue other series of Preferred Stock and the terms of any additional series of Preferred Stock may operate to the disadvantage of holders of the Common Stock.

OUTSTANDING PREFERRED STOCK

         The Outstanding Preferred Stock have certain dividend and liquidation rights which may impact the Company's ability to pay dividends on its Common Stock or make any payments to the holders of the shares in the event of liquidation. At June 30, 1998, the Company owed $78,300 in accumulated and unpaid dividends on its Series A Preferred Stock and its Series B Preferred Stock. Additionally, the holders of the Outstanding Preferred Stock have the right to convert their shares into 98,928shares of Common Stock, which could serve to dilute the Common Stock rights. In the event of dissolution and liquidation, holders of the Preferred Stock would be entitled to payment before holders of the Company's Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

         Approximately 3,612,101 shares of Common Stock of the Company are outstanding as of June 30, 1998. Approximately 3,013,261 shares of such Common Stock are freely tradeable shares and only 598,840 are "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act, and may be sold only in compliance with Rule 144, pursuant to registration under the Securities Act, or pursuant to an exemption therefrom. Thus, most of the Company's outstanding Common Stock may be immediately sold by stockholders of the Company. Sales of substantial amounts of Common Stock by stockholders of the Company or even the potential of such sales, are likely to have a depressive effect on the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

RIGHTS TO ACQUIRE SHARES

         A total of 4,166,617 shares of Common Stock has been reserved for issuance upon exercise of various non-public warrants and options issued by the Company at a weighted average exercise price of $1.09 per share and the Company's currently outstanding Preferred Stock is convertible into 98,928 shares of Common Stock. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of Common Stock with resulting dilution in the interest of holders of Common Stock. The existence of such options and warrants, and the conversion of the Preferred Stock, may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options or warrants. Moreover, most of the shares which may be acquired pursuant to such exercises or conversions are subject to "demand" or "piggy-back" "registration rights" and thus may be sold in a manner which may have a depressive effect on the market price of the Company's Common Stock.

NASDAQ LISTING

         The Company's Common Stock currently trades on the OTC Bulletin Board. The Bulletin Board provides a very illiquid trading market for the Company's
Common Stock. The Company's Common Stock currently does not qualify for inclusion and is not quoted on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"). The Company's Common Stock can qualify for inclusion on NASDAQ only if the Company meets the entry criteria, which require that the Company has total assets of at least $4,000,000, at least 300 holders of its Common Stock, at least 1,000,000 publicly held shares of Common Stock having a market value of at least $5,000,000, three market makers and a minimum bid price of its Common Stock of $4.00 per share.

         There can be no assurance that the Company will meet the listing criteria as of the date hereof or thereafter or that the Common Stock will ever be quoted on NASDAQ. The failure to qualify the Company's Common Stock on NASDAQ will adversely affect the liquidity and market price of the Company's Common Stock.

LACK OF DIVIDENDS

         The Company has never paid any dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Moreover, at June 30, 1998, the Company currently owed approximately $78,300 in cumulative, unpaid dividends in arrears on its Outstanding Preferred Stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements and information contained in this Report under the headings "Business," "Special Considerations," and "Management's Discussion and Analysis of Financial Conditions and Results of Operations,"
concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources and liquidity or with respect to the markets in which the Company competes or the promotional marketing industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Business - Special Considerations."

SELECTED CONSOLIDATED FINANCIAL DATA

         Set forth below is selected financial data derived from the Company's Consolidated Financial statements, some of which appear elsewhere in this Report. This data should be read in conjunction with the Consolidated Financial statements, included elsewhere in this Report.

                             Year Ended      Year Ended       Year Ended      Year Ended      Year Ended
                            June 30, 1998   June 30, 1997   June 30, 1996   June 30, 1995   June 30, 1994
                            -------------   -------------   -------------   -------------   -------------
Operation revenue             $609,392         $551,517       $1,083,897        $134,028         $ -0-
Net Loss                     ($421,659)     ($2,162,134)     ($2,035,647)    ($1,192,332)    ($1,069,642)
Net Loss per share of
common stock                     ($.14)          ($1.11)         ($2.98)          ($1.81)         ($1.68)
Balance Sheet Data:
Working Capital (deficit)    ($235,920)       ($107,952)          $9,528       ($138,013)       ($85,149)
Total Assets                  $920,841         $529,520       $1,408,919        $451,237        $449,725
Total Liabilities             $713,539         $613,947         $673,058      $2,502,230      $1,464,861
Stockholders' equity
(deficiency)                  $207,302         ($84,427)        $735,861     ($2,050,993)    ($1,015.136)

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company leases approximately 3,100 square feet of office space at 2301 W. Dunlap Avenue, Suite 207 in Phoenix, Arizona. This location serves as the Company's principal executive offices and the Company's current design and production facilities. The lease covering this property terminates on December 31, 2000. The lease provides for escalating monthly rental payments ranging from approximately $44,950 annually during the first year of the lease term to approximately $48,000 annually in the third year of the lease term. The lease also requires the Company to pay all taxes and insurance.

ITEM 3. LEGAL PROCEEDINGS.

         On March 12, 1997, Douglas J. Wright filed a lawsuit in the United States District Court, Eastern District of Pennsylvania, against the Company. Mr. Wright is a former officer and employee of the Company. In the complaint, Mr. Wright alleges that he was damaged by the Company's refusal to register warrants to purchase stock in the Company. Mr. Wright alleges damages in the amount of $1,549,375, representing the alleged difference between the market price of the Company's stock and Mr. Wright's costs of exercising the warrants. Mr. Wright alternatively seeks an injunction against the Company "from withdrawing or completing its registration statement without including the stock of the plaintiff." The Company moved to dismiss the compliant for improper venue, or in the alternative, to transfer to United States District Court, District of Arizona. The court granted the Company's motion to transfer. On July 17, 1997 the Company filed its answer, affirmative defenses and counterclaim. Mr. Wright did not answer the counterclaim in a timely fashion and the court entered a default judgement against Mr. Wright on the counterclaim on September 9, 1997. The Company is seeking summary judgement against Mr. Wright on this claim.

     In July 1996, the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania (No. 96-CV-5259) against Dimensional Graphic Sales, Inc. ("DGS"). In the complaint the Company alleges that it delivered an order to DGS and properly invoiced DGS pursuant to a sales and marketing agreement. DGS attempted to pay the invoice in full by tendering a check for an amount less than the full amount of the invoice and placing a restrictive endorsement on the check which purported to constitute payment in full for the invoice. The Company crossed out the restrictive endorsement and attempted to deposit the check only to subsequently learn that DGS had stopped payment on the check. In its complaint the Company is seeking $213,522 the full amount of the invoice together with interest costs and such other relief as the court deems just and proper. DGS filed a counterclaim against the Company for an unspecified amount in excess of $100,000. The matter has moved to a deferred status while the parties engage in settlement negotiation.

         The Company does not believe that either of these legal proceedings will have a material adverse effect on the Company's financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of 1997.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

         The Company's Common Stock has been quoted on the OTC Bulletin Board (the "Bulletin Board") under the symbol "DVUI" since January 12, 1998. Prior to January 12, 1998, the Company's Common Stock traded under the symbol "DVGL." The following table sets forth the quarterly high and low bid prices of the
Company's Common Stock for the periods indicated, after adjusting such prices for the Company's 1-for-25 reverse Common Stock split which was effective January 15, 1998. Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.
                                                      HIGH               LOW
                                                      ----               ---
FISCAL 1997
     First Quarter.........................              8             2 3/4
     Second Quarter........................          6 7/8             2 5/8
     Third Quarter.........................          4 3/4             1 3/8
     Fourth Quarter........................              4             1 1/8

FISCAL 1998
     First Quarter.........................          2 1/2             1 1/8
     Second Quarter........................          2 1/2               1/2
     Third Quarter.........................          2 1/4               1/2
     Fourth Quarter........................          1 5/8               3/4

FISCAL 1999
     First Quarter.........................          1 3/8               3/8

HOLDERS

         As of September 30, 1998, the number of stockholders of record was 443, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 3,000 stockholders in total.

DIVIDENDS

         The company has paid no dividends since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

         Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company's Series B Convertible Preferred stock, an 8% annual dividend is due and owing. As of June 30, 1998, the Company has not declared dividends on Series A or B preferred stock. The unpaid cumulative dividends totaled approximately $78,300. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 1996 AND 1997

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had a working capital deficiency of $107,952 compared with a working capital of $9,528 as of June 30, 1996. The decrease in working capital was a result of the Company not generating sufficient revenues from operations or securing funds from other sources sufficient to cover its cost structure. During the period ended June 30, 1997, the Company raised a total of $944,000 through the sale of its equity securities and debt in various private placements and offshore transactions, and through the exercise of warrants.

         As of June 30, 1997, the Company's financial position was precarious. The Company needed funding in order to maintain current operations. The Company funded its operations by selling its securities in private placements, offshore transactions, short-term borrowing and sale of its products. The Company also had certain employees and consultants defer a portion of their compensation.

         The Company's independent auditors report contained an explanatory paragraph regarding the ability of the Company to continue as a going concern.

RESULTS OF OPERATIONS

         The net loss for the fiscal year ended June 30, 1997 was $2,162,134 compared with a net loss of $2,035,647 for the fiscal year ended June 30, 1996. The increase in the loss was caused primarily by the write down of goodwill of $619,172. The write down was associated with the sale of the Company's real estate data delivery system product line and the Company redirecting its marketing efforts to its print products. The Company continued during the period to decrease expenses by reducing consulting fees, professional fees and salaries. For the fiscal year ended June 30, 1997, administrative costs were approximately $850,000 of which salaries were approximately $244,000.
Engineering and Development costs were approximately $397,400, of which approximately $197,500 was salaries. Marketing costs for the fiscal year were $328,792 of which approximately $187,000 was salaries. Legal and accounting fees for the fiscal year totaled approximately $110,500.

         Revenues for the fiscal year ended June 30, 1997 were $551,517 compared to revenues of $1,083,897 for the fiscal year ended June 30, 1996. Approximately $98,800 of total revenues for the fiscal year ended June 30, 1997 was from print products. The balance of the revenues was substantially all derived from the real estate multiple listing data delivery system, which system was sold in October 1997. The decrease in revenues was the result of the Company not being able to sell its DV3D(R) print products and not being able to increase sales of its data delivery system products. In November 1996, management determined to convert the imaging compositing process used in its print products from a photographic base to a computer software base. This process was not complete until March 1997. During the period of the conversion there were no new sales of print products

FISCAL YEARS 1997 AND 1998

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company had a working capital deficiency of $235,920 compared with a working capital deficiency of $107,952 as of June 30, 1997. The decrease in working capital was a result of the Company not generating sufficient revenues from operations or securing funds from other sources sufficient to cover its cost structure. During the period ended June 30, 1998, the Company raised a total of $802,000 before offering costs of approximately $203,000 through the sale of its equity securities and debt in various private placements and offshore transactions, and through the exercise of warrants.

         As of June 30, 1998, the Company's financial position is still precarious. The Company needs funding in order to maintain current operations. The Company is continuing to fund its operations by selling its securities in private placements, through short-term borrowing, and from the sale of its products.

         On October 14, 1997, the Company entered into a letter agreement with Capital West Investment Group, Inc. ("CWIG"). In fiscal 1998 CWIG raised funds amounting to $647,000 in proceeds before paying expenses and commissions. In exchange for CWIG's agreement to raise funds for the Company, the Board of Directors recommended to the stockholders a 25 to 1 reverse stock split on all outstanding classes of stock which was approved on January 15, 1998.

         The Company's independent auditors report contained an explanatory paragraph regarding the ability of the Company to continue as a going concern.

RESULTS OF OPERATIONS

         The net loss for the fiscal year ended June 30, 1998, was $421,659 compared with a net loss of $2,162,134 for the fiscal year ended June 30, 1997. The reduction of the net loss is the result of the gain recognized from the sale of the product line of $410,000, the elimination of the amortization of goodwill, the forgiveness of accrued compensation, and the reduction in operating expenses of approximately $700,000 which consisted largely of compensation, consulting fees, travel, and stock related costs.

         Revenue for the fiscal year ended June 30, 1998, was $609,392 compared to revenue of $551,517 for the fiscal year ended June 30, 1997. Approximately $323,000 of total revenues for the fiscal year ended June 30, 1998 was from print products. Although operating revenues for fiscal year 1998 are only slightly higher than fiscal 1997, the product mix is significantly different. Prior to the sale of the real estate product line the majority of the revenues was generated by InfoPak. Beginning in January 1998, the majority of the revenue was generated through the sale of the Company's print products.

         In September 1997, the Company sold its real estate multiple listing data delivery system. The purchase price was $410,000 plus the assumption of $59,427 in contingent liabilities. The purchase price did not include a $40,000 payment which was applied to outstanding accounts receivable. The $410,000 was payable ratably over a thirty-six month period at ten percent interest. The terms were subsequently changed to forty-eight months at eleven percent In connection with the sale the Company agreed to provide consulting services for a period of one hundred and twenty days at no cost and thereafter at certain prescribed rates.

         In December 1997 the Company sold all of its photographic equipment and supplies for $10,000 resulting in a loss of $5,799. Currently all DV3D(R) and Animotion(TM) print products are processed on high-end Intel-based graphical work stations to improve the quality, time to market, and repeatability of these images.

EVENTS SUBSEQUENT TO JUNE 30, 1998

         In July through September 1998, the Company raised $475,000 through the issuance of its Series A 12% Convertible Secured Debentures. The debentures are convertible into Common Stock at the rate of $1.00 per share. Each Debentureholder also was issued a warrant to purchase one share of Common Stock at $0.50 per share for each dollar of Debenture acquired.

ITEM 7. FINANCIAL STATEMENTS.

         The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are as follows:

              NAME          AGE                     POSITION
              ----          ---                     --------
       John D. McPhilimy    55     Director, Chairman of the Board of Directors
                                   and Chief Executive Officer

       Roy D. Pringle       30     Vice President and Chief Financial Officer

       Bruce D. Sandig      39     Director and Senior Vice President
                                   Engineering

       Ronnie M. Matlock    48     Vice President Customer Service

       George S. Smith      64     Director

       Raymond A. Quadt     82     Director

       Lawrence G. Olson    62     Director

       Susan A. Gunther     48     Director
--------------------

         Mr. John McPhilimy was appointed as a Director, President, and Chief Executive Officer of the Company in November 1997. In January 1998, he was appointed Chairman of the Board. From January 1995 until November 1997, Mr. McPhilimy served as President of Selah Information Systems, Inc., Mesa, Arizona, a company involved in information systems. From March 1992 to December 1995, Mr. McPhilimy served as President of Travel Teller, Inc. Mr. McPhilimy has over 30 years of executive and marketing experience in high-technology industries such as aerospace, air transportation, and electronic telecommunication networks with Bell Helicopter Textron, Aerospatiale, Executive Jet Aviation, Travel Teller Inc., Marketing Works, and Selah Information Systems. Over the last 15 years he has been responsible for implementing marketing strategies of NetJets and Travel Teller, which created the new industries of "nationwide fractional ownership of business jets" and "electronic ticket delivery networks," respectively.

         Mr. Roy D. Pringle was appointed as Vice President, Chief Financial Officer, and Chief Information Officer of the Company in November 1997, and provides overall integrated enterprise-wide financial management systems for the Company. Mr. Pringle has worked for InfoPak, Inc. for more than the past five years. Mr. Pringle holds a master's degree from the American Graduate School of International Management. Prior to joining InfoPak, he was President and founder of a small software company, Signature Software.

         Mr. Bruce D. Sandig was appointed as a Director of the Company in January 1998 and as Senior-Vice President of Creative Design and Production Engineering of the Company in November 1997 and provides overall development and integration of the DV3D(R) and Animotion(TM) Multi-Dimensional Images systems. Mr. Sandig was a co-founder of InfoPak in 1992. Mr. Sandig has over 15 years experience in electro-mechanical and software engineering/design with such companies as Universal Propulsion Company, Kroy, Inc., Dial Manufacturing, and Softie, Inc., where he also created several proprietary software games for Nintendo.

         Ms. Ronnie M. Matlock was appointed Vice President of Customer Service and Operations in November 1997, and provides the overall integrated customer support and production deliveries for its MARKETINGLENSES product line of
DV3D(R) and Animotion(TM) images. Ms. Matlock served as customer service director for the Company since 1993. She has over 20 years of customer solutions experience with such companies as Osage Communications, Arizona Auto Accessories, and Arrowhead Medical.

         Mr. George S. Smith has served as a Director of the Company since April 1992 and as Chairman of the Board from April 1992 until January 1998. From April 1992 until September 1995 and from June 1996 until November 1997, Mr. Smith served as the Chief Executive Officer of the Company. From 1988 to 1990 he was a senior Vice President at Shearson Lehman Brothers. From 1980 to 1988, Mr. Smith was a Senior Vice-President at Drexel Burnham Lambert. Mr. Smith is an honors graduate in economics with a minor in engineering from San Jose State University.

         Mr. Lawrence G. Olson has served as a Director of the Company since October 1997. For more than the past five years, Mr. Olson has served as the President and Chief Executive Officer of Olson Precast Inc.

         Ms. Susan A. Gunther has served as a Director of the Company since January 1998. Since January 1998 she has served as Managing Principal Consultant for Oracle, Inc. She served as Director of Business Processing from March 1995 to December 1997 for AmKor Electronics.

         Mr. Raymond A. Quadt has served as a Director of the Company since January 1998. Mr. Quadt was one of the founders of Republic National Bank of Phoenix, where he served as a Director from January 1983 to January 1998.

         On January 12, 1998, three prior Directors, Robert L. Morris, Steven L. Flint, and Hans Kaemmlein, resigned as Directors of the Company and on February 9, 1998, Mr. Sean Lee resigned as a Director of the Company. The Board filled the vacancies created by their resignations by appointing Susan A. Gunther, Raymond L. Quadt, and Bruce D. Sandig as Directors effective January 16, 1998.

         There currently are no Committees on the Board of Directors.

         Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

         The Certificate of Incorporation and Bylaws of the Company provide that the Company will indemnify and advance expenses, to the fullest extent permitted by the Delaware General Corporation Law, to each person who is or was a director, officer or agent of the Company, or who serves or served any other enterprise or organization at the request of the Company (an "Indemnitee").

         Under Delaware law, to the extent that an Indemnitee is successful on the merits of a suit or proceeding brought against him or her by reason of the fact that he or she was a director, officer or agent of the Company, or serves or served any other enterprise or organization at the request of the Company, the Company will indemnify him or her against expenses (including attorneys' fees) actually and reasonably incurred in connection with such action.

         If unsuccessful in defense of a third-party civil suit or a criminal suit, or if such a suit is settled, an Indemnitee may be indemnified under Delaware law against both (i) expenses, including attorneys' fees, and (ii) judgments, fines and amounts paid in settlement if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his other conduct was unlawful.

         If unsuccessful in defense of a suit brought by or in the right of the Company, where the suit is settled, an Indemnitee may be indemnified under Delaware law only against expenses (including attorneys' fees) actually and reasonably incurred in the defense or settlement of the suit if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company except that if the Indemnitee is adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, he or she cannot be made whole even for expenses unless a court determines that he or she is fully and reasonably entitled to indemnification for such expenses.

         Also under Delaware law, expenses incurred by an officer or director in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of the suit, action or proceeding upon receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the Company. The Company may also advance expenses incurred by other employees and agents of the Company upon such terms and conditions, if any, that the Board of Directors of the Company deems appropriate.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation earned by or paid to the Company's Chief Executive Officer and its former Chief Executive Officer for the fiscal year ended June 30, 1998. No officer of the Company earned more than $100,000 in the fiscal year ended June 30, 1998.

                                                                               LONG TERM COMPENSATION
                                  ANNUAL COMPENSATION                      Awards                 Payouts
                                                                   Restricted     Securities
                                                  Other Annual       Stock        Underlying        LTIP     All Other
                            Salary      Bonus     Compensation       Awards      Options/SARs     Payouts     Compens
                    Year      ($)        ($)           ($)            ($)             (#)           ($)      ation ($)
                            ------      -----     ------------       ------      ------------     -------     -------
John D. McPhilimy   1998    $54,750      $0            $0              $0             --             $0         $0
CEO
George S. Smith     1998   $37,5001.     $0            $0              $0             --             $0         $0
CEO

1. Excludes approximately $5,000 of travel and living expenses and $10,000 of consulting fees which were paid during the year.

                   OPTIONS/SAR GRANTS IN THE FISCAL YEAR 1998
                                INDIVIDUAL GRANTS

                            Number of     % of Total
                            Securities   Options/SARs
                            Underlying    Granted to
                           Option/SARs   Employees in   Exercise or Base     Expiration
       Name         Year   Granted (#)   Fiscal Year     Price ($/Share)        Date
       ----         ----   -----------   -----------     ---------------        ----
John D. McPhilimy   1998     312,143         41%              $0.93        Jan. 15, 2003
CEO
George S. Smith     1998        0             0%               $0                --
CEO

       AGGREGATED OPTIONS/SAR EXERCISES IN THE FISCAL YEAR 1998 AND FY-END
                                OPTION/SAR VALUES

                                          Number of Securities
                        Shares            Underlying Exercised       Value of
                       Acquired           Options/ SARs at FY-   Unexercised In-
                          on                    End (#)             the-Money
                       Exercise   Value       Exercisable/         Options/SARs
      Name        Year   (#)    Realized     Unexercisable        at FY-End ($)
      ----        ----   ---    --------     -------------        -------------
John D. McPhilimy 1998    --        0       312,143 (E)/0(U)            $0
CEO
George S. Smith   1998    --        0       102,679 (E)/0(U)            $0
CEO

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the shares of the Company's outstanding Common Stock beneficially owned as of September 30, 1998 by (i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by the Company to own beneficially more than 5% of the Company's Common Stock.

  Name and Address                        Amount and Nature of      Percent
of Beneficial Owners(1)                  Beneficial Ownership(2)  Ownership(2)
-----------------------                  -----------------------  ------------
George S. Smith (3)                               257,821              6.94
3688 N. Littlerock Drive
Provo, UT 84604

John D. McPhilimy (4)                             156,072              4.14
1340 W. Elgin Street
Chandler, AZ 85224

Bruce D. Sandig (5)                               157,641              4.22
13247 N. 3rd Place
Phoenix, AZ 85022

Roy D. Pringle (6)                                120,726              3.24
7186 W. Topeka Drive
Glendale, AZ 85308

Ronnie M. Matlock (7)                             126,160              3.39
19960 N. Denaro Drive
Glendale, AZ 85308

Susan A. Gunther (8)                               20,536              0.57
26210 S. Lime Drive
Queen Creek, AZ 85242

Lawrence G. Olson (9)                              20,536              0.57
214 W. Vista Avenue
Phoenix, AZ 85021

Raymond A. Quadt (10)                              20,536              0.57
6454 S. Willow Drive
Tempe, AZ 85283

All executive officers and directors
 as a group (8 persons) (11)                      880,027             20.55

(1) Each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each of such persons may be reached through the Company at 2301 W. Dunlap Avenue, Suite 207, Phoenix, Arizona 85021.

(2) The percentages shown are calculated based upon the 3,612,226 shares of Common Stock outstanding on June 30, 1998. The numbers and percentages shown include the shares of Common Stock actually owned as of June 30, 1998 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of June 30, 1998 upon the exercise of options and warrants, or the conversion of Preferred Stock, are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3) Mr. Smith owns 154,924 shares of the Company's Common Stock. Also included in the amount are options to purchase 102,679 shares of the Company's Common Stock, and 544 shares of Series C Convertible
         Preferred Stock, convertible into 218 shares of the Company's Common Stock.

(4) Mr. McPhilimy has options to purchase 312,143 shares of the Company's Common Stock, of which 156,072 currently are exercisable.

(5) Mr. Sandig owns 30,962 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants and options to purchase 229,357 shares of the Company's Common Stock, of which 126,679 currently are exercisable.

(6) Mr. Pringle owns 6,047 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants and options to purchase 114,679 shares of the Company's Common Stock.

(7) Ms. Matlock owns 17,481 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants and options to purchase 108,679 shares of the Company's Common Stock.

(8) Ms. Gunther has options to purchase 20,536 shares of the Company's Common Stock.

(9)      Mr. Olson has options to purchase 20,536 shares of the Company's Common
         Stock.

(10) Mr. Quadt has options to purchase 20,536 shares of the Company's Common Stock.

(11) Includes common stock purchase warrants to purchase in the aggregate 929,145 shares of the Company's Common Stock, of which 670,395 currently are exercisable, and 544 shares of the Company's Series C Convertible Preferred Stock which would be convertible into 218 shares of the Company's Common Stock.

STOCK OPTION PLAN

         The Company has adopted a stock option plan (the "Plan") covering 1,500,000 shares of the Company's post-split Common Stock (increased from 20,000 post-split by the Board of Directors on January 13, 1998), $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive as well as non-qualified stock options and Stock Appreciation Rights ("SAR'S"). The Plan, which has been extended for 10 years by the Board of Directors on January 13, 1998, and expires September 2008, is administered by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant and at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the Company's Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors. No SAR's have been granted.

         As of September 30, 1998, 1,099,109 options have been granted under the plan, at a weighted average exercise price of $0.93 per share.

1996 EQUITY INCENTIVE PLAN

         The Company, in June 1996. adopted the 1996 Equity Incentive Plan (the "1996 Plan") covering 400,000 shares of the Company's Common Stock pursuant to which employees, consultants and other persons or entities who are in a position to make a significant contribution to the success of the Company are eligible to receive awards in the form of incentive or non-incentive options, stock appreciation rights, restricted stock or deferred stock. The 1996 Plan will terminate ten (10) years after June 12, 1996, the effective date of the 1996 Plan. The 1996 Plan is administered by the Board of Directors. In its discretion, the Board of Directors may elect to administer the 1996 Plan. Restricted stock entitles the recipients to receive shares of the Company's Common Stock subject to such restriction and condition as the Compensation Committee may determine for no consideration or such considerations as determined by the Compensation Committee. Deferred stock entitles the recipients to receive shares of the Company's Common Stock in the future.

         As of September 30, 1998, 121,572 shares have been issued pursuant to this plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         John D. McPhilimy has an employment agreement with the Company. The term of the agreement is three years ending November 1, 2000. Mr. McPhilimy's base compensation is $90,000 per year. The agreement renews by mutual written consent on the thirtieth month of its term for a two year period without further action by either party by either the Company or Mr. McPhilimy. The agreement may be terminated by the Company for cause.

         Roy D. Pringle has an employment agreement with the Company. The term of the agreement is three years ending in November 2000. Mr. Pringle's base compensation is $60,000 per year.

         Bruce D. Sandig has an employment agreement with the Company. The term of the agreement is three years ending in November 2000. Mr. Sandig's base compensation is $65,000 per year.

         Ms. Ronnie M. Matlock has an employment agreement with the Company. The term of the agreement is three years ending in November 2000. Ms. Matlock's base compensation is $60,000 per year.

         Mr. George S. Smith has a consulting agreement with the Company. The agreement terminates in December 1998. Mr. Smith receives $2,000 per month as compensation for his efforts on behalf of the company. Additionally, the Company is obligated to pay Mr. Smith's monthly medical insurance costs through June 30, 1999.

ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.

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

         2. The consolidated financial schedules of the Company are filed as part of this report:

                  SCHEDULE IV - Property and Equipment

                  SCHEDULE V - Accumulated Depreciation and Amortization of Property and Equipment

         3.       The following Exhibits are filed herein:

Exhibit
Number            Description
-------           -----------
3.1               Certificate of Incorporation

3.2(a)            By-Laws

4.1(b)            Form of  Certificate  of  Designation  - Series A  Convertible
                  Preferred Stock

4.2(b)            Form of  Certificate  of  Designation  - Series B  Convertible
                  Preferred Stock

4.3(c)            Form of  Certificate  of  Designation  - Series P  Convertible
                  Preferred Stock

4.4(d)            Form of  Certificate  of  Designation  - Series S  Convertible
                  Preferred Stock

4.5(d)            Form of  Certificate  of  Designation  - Series C  Convertible
                  Preferred Stock

4.6(a)            Warrant Agreement (including form of warrant)

4.7               Form of warrant

4.8               Form of warrant

4.9               Form of warrant

10.1(b)           Stock Option Plan

10.2(d)           1996 Equity Incentive Plan

10.3(e) Agreement dated September 25, 1997 by and between InfoPak, Inc. and DataNet Enterprises, LLC and David and Staci Noles

21.0              Subsidiaries of the registrant

27.0              Financial Data Schedule

99.1              Form of Debenture

99.2              Security Agreement

B. No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

----------
(a) Incorporated by reference from the registrant's registration statement on Form S-1 (No. 33-24554)

(b) Incorporated by reference from the registrant's Annual Report on Form 10-KSB for the fiscal years ended June 30, 1992, 1993, 1994 and 1995

(c) Incorporated by reference from the registrant's Current Report on Form 8-K dated September 27, 1995.

(d) Incorporated by reference from the registrant's registration statement on Form S-8 (No. 333-06679).

(e) Incorporated by reference from the registrant's current report on Form 8-K dated October 21, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                           DIMENSIONAL VISIONS INCORPORATED

DATED: October 9, 1998                     By: /s/ John D. McPhilimy
                                               ---------------------
                                               John D. McPhilimy, Chairman and
                                               Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                       Date
     ---------                      -----                       ----

/s/ John D. McPhilimy      Chairman, Chief Executive      October 9, 1998
---------------------      Officer
John D. McPhilimy

/s/ Bruce D. Sandig        Vice President, Director       October 9, 1998
---------------------
Bruce D. Sandig

/s/ George S. Smith        Director                       October 9, 1998
---------------------
George S. Smith

/s/ Raymond A. Quadt       Director                       October 9, 1998
---------------------
Raymond A. Quadt

/s/ Lawrence G. Olson      Director                       October 9, 1998
---------------------
Lawrence G. Olson

/s/ Susan A. Gunther       Director                       October 9, 1998
---------------------
Susan A. Gunther

                        DIMENSIONAL VISIONS INCORPORATED
                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                       YEARS ENDED JUNE 30, 1998 AND 1997

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1998 AND 1997





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

Consolidated Financial Statements

         Balance Sheet                                                 F-4

         Statements of Operations                                      F-5

         Statements of Stockholders' Equity (Deficiency)               F-6

         Statements of Cash Flows                                     F-11

         Notes to Consolidated Financial Statements                   F-15

Schedules

         Independent Auditors' Report                                 F-36

         Schedule IV - Property and Equipment                         F-37

         Schedule V - Accumulated Depreciation and
           Amortization of Property and Equipment                     F-38

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Dimensional Visions Incorporated and Subsidiaries (the "Company") as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Incorporated and Subsidiaries as of June 30, 1998 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

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

To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiaries

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





                                                       GITOMER & BERENHOLZ, P.C.

Jen
kintown, Pennsylvania
September 15, 1998

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998

                                     ASSETS
Current assets
  Cash                                                             $     15,910
  Current portion of notes receivable                                   119,461
  Accounts receivable, trade, net of allowance for
    bad debts of $215,743                                               144,620
  Inventory                                                              69,364
  Prepaid expenses                                                       25,678
                                                                   ------------
    Total current assets                                                375,033
                                                                   ------------
Equipment
  Equipment                                                             370,344
  Furniture and fixtures                                                 24,217
                                                                   ------------
                                                                        394,561
  Less accumulated depreciation                                         233,509
                                                                   ------------
                                                                        161,052
                                                                   ------------
Other assets
  Notes receivable net of current portion                               342,377
  Patent rights and other assets                                         42,379
                                                                   ------------
                                                                        384,756
                                                                   ------------

    Total assets                                                   $    920,841
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short-term borrowings                                            $     79,500
  Current portion of long-term debt                                      75,000
  Current portion of obligations under capital leases                    16,476
  Accounts payable, accrued expenses and other
    liabilities                                                         439,977
                                                                   ------------
    Total current liabilities                                           610,953

Obligations under capital leases                                        102,586
                                                                   ------------
    Total liabilities                                                   713,539
                                                                   ------------
Commitments and contingencies                                              --

Stockholders' equity
  Preferred stock - $.001 par value, authorized
    10,000,000 shares; issued and outstanding
    133,321 shares                                                          133
  Additional paid-in capital                                            683,278
                                                                   ------------
                                                                        683,411
                                                                   ------------
  Common stock - $.001 par value, authorized
    100,000,000 shares; issued and outstanding
    3,612,101 shares                                                      3,612
  Additional paid-in capital                                         18,862,075
  Deficit                                                           (19,341,796)
                                                                   ------------
    Total stockholders' equity                                          207,302
                                                                   ------------
    Total liabilities and stockholders'
      equity                                                       $    920,841
                                                                   ============

                 See notes to consolidated financial statements.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                       1998             1997
                                                       ----             ----

Operating revenue                                  $   609,392      $   551,517
Cost of sales                                          473,147          306,190
                                                   -----------      -----------
Gross profit                                           136,245          245,327
Sale of product line                                   410,000             --
                                                   -----------      -----------
                                                       546,245          546,245
                                                   -----------      -----------
Operating expenses
  Engineering and development costs                    226,237          397,387
  Marketing expenses                                   249,607          328,792
  General and administrative expenses                  395,414          850,016
                                                   -----------      -----------
    Total operating expenses                           871,258        1,576,195
                                                   -----------      -----------
Loss before other income (expenses)                   (325,013)      (1,330,868)
                                                   -----------      -----------
Other income (expenses)
  Interest expense                                     (92,117)         (25,048)
  Interest income                                       30,806            7,102
  Loss on sale/abandonment of leasehold
    improvements and equipment                         (35,335)          (1,150)
  Amortization of goodwill                                --           (192,998)
  Goodwill writedown                                      --           (619,172)
                                                   -----------      -----------
                                                       (96,646)        (831,266)
                                                   -----------      -----------

Net loss                                           $  (421,659)     $(2,162,134)
                                                   ===========      ===========
Loss per share of common stock
  Net loss                                         $      (.14)     $     (1.11)
                                                   ===========      ===========
Weighted average shares of common stock
  Outstanding                                        3,073,650        1,950,642
                                                   ===========      ===========

                 See notes to consolidated financial statements.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                              Preferred Stock      Additional        Common Stock        Additional
                                             ($.001 Par Value )     Paid-in        ($.001 Par Value)       Paid-in
                                            Shares       Amount     Capital      Shares        Amount      Capital
                                            ------       ------     -------      ------        ------      -------

Balance, July 1, 1996                       632,207        $632   $3,503,161    26,711,657    $26,712   $13,963,359

Conversion  of 15,000  shares of Series A
convertible  preferred  stock  valued  at
$150,000  into  600,000   shares  of  the
Company's common stock                      (15,000)        (15)    (149,985)      600,000        600       149,400

Conversion  of  185,700  shares  Series B
convertible  preferred  stock  valued  at
$1,857,000 into 22,284,000  shares of the
Company's common stock                     (185,700)       (186)  (1,856,814)   22,284,000     22,284     1,834,716

Conversion   of  4,739  shares  Series  C
convertible  preferred  stock  valued  at
$47,390   into   47,390   shares  of  the
Company's common stock                       (4,739)         (5)     (47,385)       47,390         47        47,343

Conversion  of  206,390  shares  Series P
convertible  preferred  stock  valued  at
$515,975  into  2,063,900  shares  of the
Company's common stock                     (206,390)       (206)    (515,769)    2,063,900      2,064       513,911

Conversion   of  1,000  shares  Series  S
convertible  preferred  stock  valued  at
$10,000  into   100,000   shares  of  the
Company's common stock                       (1,000)         (1)      (9,999)      100,000        100         9,900

Conversion  of  $375,000  of  convertible
debentures  to  6,853,335  shares  of the
Company's  common stock  issued  pursuant
to a Regulation S offering                        -           -            -     6,853,335      6,853       368,147

Exercise   of   1,000,000   warrants   to
purchase the Company's common stock               -           -            -     1,000,000      1,000        99,000

Conversion   of  a  $15,000   advance  to
150,000  shares of the  Company's  common
stock                                             -           -            -       150,000        150        14,850

Issuance  of  1,625,700   shares  of  the
Company's  common  stock  to  consultants
for services valued at $144,247                   -           -            -     1,625,700      1,626       142,621

                                              Deficit        Total
                                              -------        -----

Balance, July 1, 1996                      $(16,758,003)   $735,861

Conversion  of 15,000  shares of Series A
convertible  preferred  stock  valued  at
$150,000  into  600,000   shares  of  the
Company's common stock                                -           -

Conversion  of  185,700  shares  Series B
convertible  preferred  stock  valued  at
$1,857,000 into 22,284,000  shares of the
Company's common stock                                -           -

Conversion   of  4,739  shares  Series  C
convertible  preferred  stock  valued  at
$47,390   into   47,390   shares  of  the
Company's common stock                                -           -

Conversion  of  206,390  shares  Series P
convertible  preferred  stock  valued  at
$515,975  into  2,063,900  shares  of the
Company's common stock                                -           -

Conversion   of  1,000  shares  Series  S
convertible  preferred  stock  valued  at
$10,000  into   100,000   shares  of  the
Company's common stock                                -           -

Conversion  of  $375,000  of  convertible
debentures  to  6,853,335  shares  of the
Company's  common stock  issued  pursuant
to a Regulation S offering                            -     375,000

Exercise   of   1,000,000   warrants   to
purchase the Company's common stock                   -     100,000

Conversion   of  a  $15,000   advance  to
150,000  shares of the  Company's  common
stock                                                 -      15,000

Issuance  of  1,625,700   shares  of  the
Company's  common  stock  to  consultants
for services valued at $144,247                       -     144,247

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                              Preferred Stock     Additional       Common Stock        Additional
                                             ($.001 Par Value )    Paid-in       ($.001 Par Value)       Paid-in
                                            Shares       Amount    Capital     Shares        Amount      Capital
                                            ------       ------    -------     ------        ------      -------

Issuance   of   427,940   shares  of  the
Company's  common stock to employees  for
compensation  valued at $63,599 including
accrued compensation of $36,100
                                                  -           -           -      427,940        428        63,171

Conversion    of   $50,000   of   accrued
consulting  fees to 312,500 shares of the
Company's  common  stock  valued  at $.16
per share                                         -           -           -      312,500        313        49,687

The  Company  sold  through  two  private
placements   1,390,000   shares  of   the
Company's  common  stock  valued  at $.10
per share  and  2,100,000  shares  of the
Company's  common  stock  valued  at $.05
per share                                         -           -           -    3,490,000      3,490       240,510

The  Company  sold  through  an  offshore
placement   2,500,000   shares   of   the
Company's  common  stock  valued  at $.14
per share and issued  350,000 warrants to
purchase   the   Company's  common  stock
at $.14 and  250,000 warrants to purchase
the  Company's  common  stock at $.15 for
three years commencing October 1996               -           -           -    2,500,000      2,500       347,500

450,800    shares   of   the    Company's
restricted   stock  was   exchanged   for
450,800  shares from the  Company's  1996
Equity Incentive Plan                             -           -           -            -          -             -

28,550  shares  of the  Company's  common
stock was  surrendered by the Chairman of
the Board/Chief Executive Officer                 -           -           -      (28,550)       (29)           29

Net loss                                          -           -           -            -          -             -
                                            -------    --------    --------   ----------    -------   -----------

                                            219,378    $    219    $923,209   68,137,872    $68,138   $17,844,144
                                            =======    ========    ========   ==========    =======   ===========

                                               Deficit            Total
                                               -------            -----

Issuance   of   427,940   shares  of  the
Company's  common stock to employees  for
compensation  valued at $63,599 including
accrued compensation of $36,100
                                                       -        63,599

Conversion    of   $50,000   of   accrued
consulting  fees to 312,500 shares of the
Company's  common  stock  valued  at $.16
per share                                              -        50,000

The  Company  sold  through  two  private
placements   1,390,000   shares  of   the
Company's  common  stock  valued  at $.10
per share  and  2,100,000  shares  of the
Company's  common  stock  valued  at $.05
per share                                              -       244,000

The  Company  sold  through  an  offshore
placement   2,500,000   shares   of   the
Company's  common  stock  valued  at $.14
per share and issued  350,000 warrants to
purchase   the   Company's  common  stock
at $.14 and  250,000 warrants to purchase
the  Company's  common  stock at $.15 for
three years commencing October 1996                    -       350,000

450,800    shares   of   the    Company's
restricted   stock  was   exchanged   for
450,800  shares from the  Company's  1996
Equity Incentive Plan                                  -             -

28,550  shares  of the  Company's  common
stock was  surrendered by the Chairman of
the Board/Chief Executive Officer                      -             -

Net loss                                      (2,162,134)   (2,162,134)
                                            ------------    ----------

                                            $(18,920,137)   $  (84,427)
                                            ============    ==========

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                              Preferred Stock    Additional        Common Stock        Additional
                                             ($.001 Par Value)    Paid-in        ($.001 Par Value)       Paid-in
                                            Shares      Amount    Capital      Shares        Amount      Capital
                                            ------      ------    -------      ------        ------      -------

Balance, July 1, 1997                       219,378       $219    $923,209    68,137,872    $68,138   $17,844,144

Conversion  of 2,500  shares  of Series A
convertible  preferred  stock  valued  at
$25,000 into 100,000  pre-split shares of
the Company's common stock                   (2,500)        (3)    (24,997)      100,000        100        24,900

Conversion  of  81,407  shares  Series  P
convertible  preferred  stock  valued  at
$203,517  into 814,070  pre-split  shares
of the Company's common stock               (81,407)       (81)   (203,436)      814,070        814       202,703

Conversion   of  2,150  shares  Series  S
convertible  preferred  stock  valued  at
$11,500 into 215,000  pre-split shares of
the Company's common stock                   (2,150)        (2)    (11,498)      215,000        215        11,285

Conversion   of  50,000  of   convertible
debentures to 1,818,182  pre-split shares
of  the  Company's  common  stock  issued
pursuant to a Regulation S offering               -          -           -     1,818,182      1,818        48,182

Exercise   of   1,000,000   warrants   to
purchase  1,000,000  post-split shares of
the  Company's  common  stock at $.10 per
share                                             -          -           -     1,000,000      1,000         9,000
Issuance  of 50,000  pre-split  shares of
the   Company's   common   stock   to  an
employee  for   compensation   valued  at         -          -           -        50,000         50         2,700
$2,750

Issuance of 180,000  pre-split  shares of
the    Company's    common    stock    to
consultants   for   services   valued  at         -          -           -       180,000        180        11,070
$11,250

The  Company   sold   through  a  private
placement  1,400,000  pre-split shares of
the  Company's  common  stock  valued  at
$.05 per share                                -          -           -         1,400,000      1,400        68,600

The  Company  sold  through  an  offshore
placement  1,666,666  pre-split shares of
the  Company's  common  stock  valued  at
$.045 per share                               -          -           -         1,666,666      1,667        73,333

                                               Deficit         Total
                                               -------         -----

Balance, July 1, 1997                       $(18,920,137)    $(84,427)

Conversion  of 2,500  shares  of Series A
convertible  preferred  stock  valued  at
$25,000 into 100,000  pre-split shares of
the Company's common stock                             -            -

Conversion  of  81,407  shares  Series  P
convertible  preferred  stock  valued  at
$203,517  into 814,070  pre-split  shares
of the Company's common stock                          -            -

Conversion   of  2,150  shares  Series  S
convertible  preferred  stock  valued  at
$11,500 into 215,000  pre-split shares of
the Company's common stock                             -            -

Conversion   of  50,000  of   convertible
debentures to 1,818,182  pre-split shares
of  the  Company's  common  stock  issued
pursuant to a Regulation S offering                    -       50,000

Exercise   of   1,000,000   warrants   to
purchase  1,000,000  post-split shares of
the  Company's  common  stock at $.10 per
share                                                  -       10,000
Issuance  of 50,000  pre-split  shares of
the   Company's   common   stock   to  an
employee  for   compensation   valued  at              -        2,750
$2,750

Issuance of 180,000  pre-split  shares of
the    Company's    common    stock    to
consultants   for   services   valued  at              -       11,250
$11,250

The  Company   sold   through  a  private
placement  1,400,000  pre-split shares of
the  Company's  common  stock  valued  at
$.05 per share                                         -       70,000

The  Company  sold  through  an  offshore
placement  1,666,666  pre-split shares of
the  Company's  common  stock  valued  at
$.045 per share                                        -       75,000

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                              Preferred Stock     Additional         Common Stock       Additional
                                             ($.001 Par Value )    Paid-in         ($.001 Par Value)      Paid-in
                                            Shares       Amount    Capital       Shares        Amount     Capital
                                            ------       ------    -------       ------        ------     -------

Issuance   of    1,500,000    post-split
warrants to purchase 1,500,000 shares of
the  Company's  common stock at $.50 per
share for a five year period  commencing
January  1998 to the  investment  banker
connection with private placement of the
Company's securities                             -           -           -              -           -           -

Issuance of 420,000 warrants to purchase
the  Company's  common  stock  at $1 per
share based on the post-split  price for
a five  year  period  commencing  during
October  1997  through  January  1998 in
connection  with a bridge  loan that was
converted to equity                              -           -           -              -           -           -

Issuance of 297,000 post-split  warrants
to purchase the  Company's  common stock
at  prices  ranging  from  approximately
$.91 to $.93  per  share  in  connection
with the  issuance  of  debentures  that
were  converted  to  equity  for a three
year  period  commencing  April  1998 or
June  1998.   The   warrant   price  was
adjusted by the accrued  interest on the
debenture  that was applied  against the
warrant exercise price                           -           -           -              -           -       1,660

The noteholders converted  substantially
all the short  term  loans  and  related
interest  through  a  private  placement
into 14,921,000  pre-split shares of the
Company's  common  stock valued at $1.50
per share based on the post-split  price
or $.06 per share at the pre-split price
and issued 298,808  post-split  warrants
to purchase the  Company's  common stock
at $1.50 per share  until  February  28,
1999 and $2.00 per share until  February
28, 2001                                         -           -           -     14,921,000      14,921     477,779



                                            Deficit       Total
                                            -------       -----

Issuance   of    1,500,000    post-split
warrants to purchase 1,500,000 shares of
the  Company's  common stock at $.50 per
share for a five year period  commencing
January  1998 to the  investment  banker
connection with private placement of the
Company's securities                              -           -

Issuance of 420,000 warrants to purchase
the  Company's  common  stock  at $1 per
share based on the post-split  price for
a five  year  period  commencing  during
October  1997  through  January  1998 in
connection  with a bridge  loan that was
converted to equity                               -           -

Issuance of 297,000 post-split  warrants
to purchase the  Company's  common stock
at  prices  ranging  from  approximately
$.91 to $.93  per  share  in  connection
with the  issuance  of  debentures  that
were  converted  to  equity  for a three
year  period  commencing  April  1998 or
June  1998.   The   warrant   price  was
adjusted by the accrued  interest on the
debenture  that was applied  against the
warrant exercise price                            -       1,660

The noteholders converted  substantially
all the short  term  loans  and  related
interest  through  a  private  placement
into 14,921,000  pre-split shares of the
Company's  common  stock valued at $1.50
per share based on the post-split  price
or $.06 per share at the pre-split price
and issued 298,808  post-split  warrants
to purchase the  Company's  common stock
at $1.50 per share  until  February  28,
1999 and $2.00 per share until  February
28, 2001                                          -     492,700

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                              Preferred Stock     Additional         Common Stock         Additional
                                             ($.001 Par Value )    Paid-in         ($.001 Par Value)        Paid-in
                                            Shares       Amount    Capital       Shares        Amount       Capital
                                            ------       ------    -------       ------        ------       -------

Issuance of a warrant to  purchase  3.53
units each  consisting  of 16,000 shares
of the Company's  common stock and 8,000
redeemable    common   stock    purchase
warrants  to the  investment  banker  in
connection with the private placement of
the Company's  securities at $28,800 per
unit for a five year  period  commencing
April 1998                                        -           -          -               -          -             28

1 for 25 reverse stock split                      -           -          -     (86,690,419)   (86,691)        86,691

Net loss                                          -           -          -               -          -              -
                                            -------      ------   --------      ----------     ------    -----------

                                            133,321      $  133   $683,278       3,612,101     $3,612    $18,862,075
                                            =======      ======   ========      ==========     ======    ===========

                                               Deficit        Total
                                               -------        -----

Issuance of a warrant to  purchase  3.53
units each  consisting  of 16,000 shares
of the Company's  common stock and 8,000
redeemable    common   stock    purchase
warrants  to the  investment  banker  in
connection with the private placement of
the Company's  securities at $28,800 per
unit for a five year  period  commencing
April 1998                                             -          28

1 for 25 reverse stock split                           -           -

Net loss                                        (421,659)   (421,659)
                                            ------------    --------

                                            $(19,341,796)   $207,302
                                            ============    ========

                       See notes to financial statements.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                         1998            1997
                                                         ----            ----

Operating activities
  Net loss                                          $  (421,659)    $(2,162,134)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Gain on sale of product line                     (410,000)           --
      Goodwill writedown                                   --           619,172
      Compensation paid to officers/
        employees through issuance of
        warrants and common stock                         2,750          27,499
      Consulting service paid through
        issuance of warrants and common
        stock                                            11,250         144,247
      Depreciation and amortization of
        property and equipment                           43,117          50,366
      Amortization of other assets and
        deferred costs                                   19,856          37,246
      Interest expense paid through
        reduction of warrant price to
        debenture holders                                 1,660            --
      Interest expense paid through
        issuance of common stock                         73,840            --
      Amortization of goodwill                             --           192,998
      Loss on sale/abandonment of leasehold
        improvements and equipment                       35,335           1,150
      Transfer of prepaid expenses to assets
        Sold                                            (10,002)           --
      Changes in assets and liabilities
        which provided (used) cash
          Accounts receivable, trade                    (62,319)        (49,693)
          Inventory                                     109,763         (89,669)
          Prepaid supplies and expenses                 (15,677)         22,446
          Other assets                                     --             6,542
          Accounts payable, accrued expenses
            and other liabilities                        26,030         166,989
                                                    -----------     -----------

  Net cash used in operating activities                (596,056)     (1,032,841)
                                                    -----------     -----------

Investing activities
  Payment of obligations under capital lease            (19,850)           --
  Purchase of equipment                                 (10,200)         (4,666)
  Deposits                                               (4,100)           --
  Notes receivable                                      (90,000)           --
  Proceeds from payments on notes receivable             38,162            --
                                                    -----------     -----------

  Net cash used in investing activities                 (85,988)         (4,666)
                                                    -----------     -----------

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                            1998         1997
                                                            ----         ----

Financing activities
  Proceeds from
    Sale of
      Common stock                                         145,000      594,000
      Warrant right                                             28         --
    Debt obligation not converted to
     common stock                                           25,000         --
    Debt obligations converted to common
     stock net of offering costs of
      $203,140 in 1998                                     418,860         --
    Issuance of common stock in connection
      with the exercise of warrants                         10,000      100,000
    Proceeds from sale of equipment and
      supplies                                              10,000         --
    Borrowings from factor                                  79,500      250,000
    Payment of debt obligations                           (100,000)        --
                                                         ---------    ---------

  Net cash provided by financing activities                588,388      944,000
                                                         ---------    ---------

Net decrease in cash and cash equivalents                  (93,656)     (93,507)

Cash and cash equivalents, beginning of year               109,566      203,073
                                                         ---------    ---------

Cash, end of year                                        $  15,910    $ 109,566
                                                         =========    =========


Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                 $   5,425    $    --
                                                         =========    =========

  Issuance of common stock in connection
    With
      Accrued compensation settled for
       common stock in lieu of cash payment              $    --      $  36,100
                                                         =========    =========
      Accrued consulting fee settled for
       common stock in lieu of cash
        payment                                          $    --      $  50,000
                                                         =========    =========
      Advance settled for common stock in
        lieu of cash payment                             $    --      $  15,000
                                                         =========    =========
      Consulting services                                $  11,250    $ 144,247
                                                         =========    =========
      Officers/employees compensation                    $   2,750    $  27,499
                                                         =========    =========

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Supplemental disclosure of non-cash investing and financing activities for fiscal year 1998:

     The Company recorded capital lease obligations of $138,912 relating to the acquisition of equipment.

     In connection with the sale of a product line for $410,000 the Company recorded a note receivable.

     The Company issued 72,727 shares (1,818,182 pre-split shares) of the Company's common stock in connection with the conversion of $50,000 of convertible debentures to common stock under a Regulation S Securities Subscription Agreement.

     The Company issued 596,840 shares (14,921,000 pre-split shares) of the Company's common stock in connection with the conversion of $695,840 short term debt and related interest expense.

     The Company issued 45,163 post-split shares (1,129,070 pre-split shares) of the Company's common stock in connection with the conversion of convertible preferred stock valued at $240,018 as follows:

                                                                Converted to
                                                   Value        Common Stock
                                                   -----        ------------
       Series A Convertible Preferred Stock     $   25,000          100,000
       Series P Convertible Preferred Stock        203,518          814,070
       Series S Convertible Preferred Stock         11,500          215,000
                                                ----------       ----------

                                                $  240,018        1,129,070
                                                ==========       ==========



     The Company issued 7,200 shares (180,000 pre-split shares) of the Company's common stock to consultants for services valued at $11,250.

     The Company issued 2,000 shares (50,000 pre-split shares) of the Company's common stock to employees valued at $2,750 for compensation and/or accrued compensation.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Supplemental disclosure of non-cash investing and financing activities for fiscal year 1997:

     The Company issued 1,003,812 post-split shares (25,095,290 pre-split shares) of the Company's common stock in connection with the conversion of convertible preferred stock valued at $2,580,365 as follows:

                                                                   Converted to
                                                      Value        Common Stock
                                                      -----        ------------
       Series A Convertible Preferred Stock        $  150,000          600,000
       Series B Convertible Preferred Stock         1,857,000       22,284,000
       Series C Convertible Preferred Stock            47,390           47,390
       Series P Convertible Preferred Stock           515,975        2,063,900
       Series S Convertible Preferred Stock            10,000          100,000
                                                   ----------       ----------

                                                   $2,580,365       25,095,290
                                                   ==========       ==========

     The Company issued 1,625,700 pre-split shares of the Company's common stock to consultants for services valued at $144,247.

     The Company issued 427,940  pre-split  shares of the Company's common stock
     to   employees   valued  at  $63,599  for   compensation   and/or   accrued
     compensation.

     The Company issued 462,500 pre-split shares of the Company's common stock valued at $65,000 in connection with certain liabilities settled in lieu of a cash payment for accrued consulting fee of $50,000 and an advance of $15,000.

                 See notes to consolidated financial statements.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 1:   Summary of Significant Accounting Policies

          DESCRIPTION OF BUSINESS, FINANCING AND BASIS OF FINANCIAL STATEMENT PRESENTATION

          Dimensional   Visions   Incorporated  (the  "Company"  or  "DVI")  was
          incorporated in Delaware on May 12, 1988. The Company produces and markets lithographically printed stereoscopic and animation print products. The stockholders of the Company approved a name change effective January 15, 1998 from Dimensional Visions Group, Ltd. to Dimensional Visions Incorporated.

          The Company, through a wholly-owned subsidiary of InfoPak, Inc. has developed a data delivery system that provides end users with specific industry printed materials by way of a portable hand-held reader. Data is acquired electronically from the data provided by mainframe systems and distributed through a computer network to all subscribers.

          The Company has financed its operations primarily through the sale of its securities. The Company has had limited sales of its products during the years ended June 30, 1998 and 1997. Even though the sales during the past two years have significantly increased over the prior years, the volume of business is not nearly sufficient to support the Company's cost structure.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company has incurred losses since inception of $19,341,796 and has a working capital deficiency of $235,920 as of June 30, 1998. The future of the Company as an operating business will depend on (1) its ability to successfully market and sell its products, (2) obtaining sufficient capital contributions and/or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieving a level of sales adequate to support the Company's cost structure, and (4) ultimately achieving a level of profitability. Management's plan to address these issues includes (a) redirecting its marketing efforts of the Company's products and substantially increasing sales results, (b) continued exercise of tight cost controls to conserve cash, (c) raising additional long term financing, and (d) selling of its subsidiary.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 1:   Summary of Significant Accounting Policies (Continued)

          LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

          The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at June 30, 1998, plus the limited revenue is not sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management plans include the continued expansion of the sale of its products and the sale of additional securities.

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

          CONSOLIDATION POLICY

          The consolidated financial statements include the accounts of DVI and its wholly-owned subsidiaries, InfoPak, Inc., DVG Plastics, Inc., Digital Dimensions, Inc. and DV3D Images, Inc. As of June 30, 1998, all of the wholly-owned subsidiaries were dissolved, except for InfoPak, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

          INVENTORY

          Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists of raw materials of $8,400 and finished goods of $60,964.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 1:   Summary of Significant Accounting Policies (Continued)

          EQUIPMENT, DEPRECIATION AND AMORTIZATION

          Equipment is stated at cost. Depreciation, which includes amortization of assets under capital lease is provided by the use of the straight-line method over the estimated useful lives of the assets as follows:

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

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 1:   Summary of Significant Accounting Policies (Continued)

          GOODWILL (CONTINUED)

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

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

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

          The Company maintains its cash in banks located in Arizona. The total cash balances are insured by the FDIC up to $100,000 per financial institution. As of June 30, 1998, there were no uninsured balances.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 3:   Notes Receivable

          Notes receivable consists of the following:

                                    Interest
                                      Rate       Amount        Maturity
                                    --------     ------        --------
          Sale of Product Line (1)     11%      $374,338    September 2001
          Sale of inforeaders  (2)     10%        87,500       August 2001
                                                --------
                                                46 1,838
          Less current portion                   119,461
                                                --------
                                                $342,377
                                                ========

     (1) On September 25, 1997, the Company sold one of its product lines for $410,000 (see Note 13). During February 1998, the terms of the note were modified. The payment period was changed to forty-eight months and the interest rate was increased to 11%. Effective September 1998, the modified terms provide for payments to be $11,533 per month.

     (2) On March 1, 1998, the Company sold inforeaders (hardware) to a customer for $100,000 and agreed to accept a note for $90,000 with interest at 10%, commencing on September 1, 1998. The monthly payment will be $2,904, including interest for thirty-six months.

Note 4:   Patent Rights and Other Assets

            Patent rights                                $ 58,426
            Organization costs                              2,000
            Deposits                                        4,100
            Trademark                                         225
            Deferred compensation                           2,604
                                                         --------
                                                           67,355
            Less accumulated amortization                  24,976
                                                         --------
              Total                                      $ 42,379
                                                         ========

Note 5:   Accounts Payable, Accrued Expenses and Other Liabilities

            Accounts payable                             $370,633
            Accrued expenses
              Interest                                     20,886
              Salaries                                     46,650
            Payroll taxes payable                           1,808
                                                         --------
              Total                                      $439,977
                                                         ========

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 6:   Short-Term Borrowings

          On May 26, 1998, the Company entered into a renewable one year agreement with a factor that provides advances up to $100,000 based on 80% of the face value of accounts receivable factored. As collateral for this funding, the Company has provided a security interest under the Uniform Commercial Code in all of the Company's assets and has guaranteed the collection of the receivable under recourse. Interest is charged at the rate of .0067 per day or 2% a month on outstanding borrowings. As of June 30, 1998, the outstanding borrowings under this arrangement were $79,500.

          During October 1997 through January 1998, the Company received bridge loans of $350,000. The lenders were issued Series A convertible secured promissory notes that were due in full on February 28, 1998. Interest on these borrowings was calculated at 5% per month and amounted to $79,264. The lenders also received 420,000 warrants to purchase the Company's common stock at $1 per share for five years, commencing during October 1997 through January 1998. On April 8, 1998, $325,000 of the outstanding bridge loan was converted to equity along with the related interest due on the obligation of $73,839. The balance of $25,000 and interest of $5,425 was paid off on April 8, 1998. The lenders who converted received approximately 24.93 units. A unit consists of 16,000 post-split shares of the Company's common stock and 8,000 post-split warrants to purchase the Company's common stock (see Note 10, paragraph 12).

          During March through May 1998, the Company sold $297,000 of unsecured 12% convertible promissory notes and warrants to purchase 297,000 shares of the Company's common stock at $.93 per share (post-split). The notes were due on June 30, 1998 and subject to a 90 day extension. On April 8 and June 12, 1998, $249,000 and $48,000 respectively, were converted to common stock. The interest, which amounted to $1,660 was treated as an adjustment to each lender's warrant exercise price and the new warrant prices range between $.91 and $.93 per share.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 6:   Short-Term Borrowings (Continued)

          The Company issued on the conversion dates 198,000 (post-split) shares of the Company's common stock valued at $1.50 per share or approximately 12.4 units. A unit consists of 16,000 shares of the Company's common stock and 8,000 warrants to purchase the Company's common stock (see Note 10, paragraph 12).

Note 7:   Long-Term Debt

          As of June 30, 1998, long-term debt consisted of the following:

            10% secured notes due in January
              and February, 1998                            $ 75,000(1)(2)

            Less current portion                              75,000
                                                            --------
                                                            $   -
                                                            ========


          (1) On July 24, 1998, the Company paid the 10% secured note holders the outstanding principal and accrued interest and all collateral was released by the note holders.

          (2) As collateral for the secured notes, the Company has given a security interest in all of the Company's tangible and intangible assets, including all patents and proprietary technology, which was evidenced by a uniform commercial code of living on March 24, 1994.

          As of July 1, 1997, the outstanding balance on the 5% convertible debentures was $125,000. During July 1997, $50,000 of the outstanding debentures were converted to 1,818,182 shares of the Company's common stock at an average price of $.0275 per share. The remaining balance was paid off; $25,000 during December 1997, and $50,000 during February 1998.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 8:   Leases

          The company leases certain equipment under a master lease agreement, which are classified as capital leases. The equipment leases have a five year term with an option to acquire the equipment for $1 at the end of the lease term. Leased capital assets included in equipment as of June 30, 1998, was as follows:

                       Equipment                          $138,912
                       Less accumulated
                         amortization                        l,654
                                                          --------
                                                          $137,258
                                                          ========

          Future  minimum  payments,  by  year  and  in  the  aggregate,   under
          noncancellable capital leases and operating leases with terms of one year or more consist of the following as of June 30, 1998:

            Years Ending                  Capital             Operating
              June 30,                    Leases               Leases
              --------                    ------               ------

                        1999             $ 39,400             $ 45,725
                        2000               39,400               47,275
                        2001               39,400               24,025
                        2002               39,000                 -
                        2003               29,550                 -
                                           ------             ---------

                                          187,150             $117,025
                                                              ========
      Amounts representing interest        68,088
                                         --------
      Present value of net minimum
        payments                          119,062
      Current portion                      16,476
                                         --------
      Long-term portion                  $102,586
                                         ========

          The Company's rental expense for operating leases was $33,700 and $57,600 for the years ended approximately June 30, 1998 and 1997, respectively.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 9:   ommitments and Contingencies

          The Company has outstanding employment and consulting contracts that expire through June 30, 2001 as follows:

                       Years Ending June 30,              Amount
                       ---------------------              ------
                               1999                      $270,000
                               2000                       270,000
                               2001                       112,500
                                                         --------

                                                         $652,500
                                                         ========

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

          The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 1998 was approximately $78,300.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 10:  Common Stock

          The shareholders of record at the close of business on December 5, 1997, voted on January 15, 1998, to approve a 1 for 25 reverse stock split effective that date. In this report, all per share calculations have been adjusted to give retroactive effect to a 1 for 25 reverse split.

          As of June 30, 1998, there are outstanding 4,166,617 of post-split non-public warrants and options to purchase the Company's common stock at prices ranging from $.50 to $12.50 with a weighted average price of $1.09 per share.

          As of June 30, 1998, there were 133,321 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 98,928 post-split shares of common stock (see Note 11).

          The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding warrants, options and preferred stock equaled 4,265,545 shares as of June 30, 1998, and would be in addition to the 3,612,101 shares of common stock outstanding as of June 30, 1998.

          During July 1997, 1,400,000 shares (pre-split) of the Company's common stock was sold to third parties in a private placement for $70,000 ($.05 per share).

          On July 14, 1997, the Company issued 1,818,182 (pre-split) shares of the Company's common stock in connection with the conversion of a $50,000 convertible debenture to common stock under a Regulation S offering ($.0275 per share).

          On September 30, 1997, the Company issued 1,666,666 (pre-split) shares of the Company's common stock to a third party for $75,000 under a Regulation S offering ($.045 per share).

          On December 30, 1997, the Company issued 1,000,000 (pre-split) shares of the Company's common stock in connection with the exercise of 1,000,000 warrants (pre-split) at $.10 per share.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 10:  Common Stock (Continued)

          The Company issued 180,000 (pre-split) shares of the Company's common stock to consultants for services valued at $11,250 (average price per share $.0625).

          The Company issued to an employee 50,000 (pre-split) shares of the Company's common stock for compensation valued at $2,750 ($.055 per share).

          The Company issued 1,128,800 (pre-split) shares of the Company's common stock in connection with the conversion of preferred stock valued at $240,018.

          On April 8, 1998, the Company issued 564,840 post-split shares (14,121,000 pre-split shares) of the Company's common stock in connection with the conversion of short-term financing into units. Each unit consists of 16,000 (post-split) shares of the Company's common stock and 8,000 (post-split) redeemable common stock purchase warrants which provides the right to purchase 8,000 shares of the Company's common stock at $1.50 per share until February 28, 1999 and $2.00 per share until February 28, 2001. The unit price is $24,000. The Company sold 35.3 units.

          On June 12, 1998, the Company issued 800,000 (pre-split) shares of the Company's common stock in connection with the conversion of short-term financing into units, as described in the previous paragraph. The Company sold 2 units for $48,000.

          The Company raised, through the sale of these units, approximately $695,840 less offering costs of approximately $203,140 for net proceeds to the Company of $492,700.

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

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 11:  Preferred Stock

          The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, which has been allocated to the following Series and is outstanding as of June 30, 1998, as follows:

                                           Allocated         Outstanding
                                           ---------         -----------
            Series A Preferred               100,000            23,000
            Series B Preferred               200,000             5,000
            Series C Preferred             1,000,000            18,681
            Series P Preferred               600,000            86,640
            Series S Preferred                50,000              -  _
                                           ---------           -------
              Total Preferred
                Stock                      1,950,000           133,321
                                           =========           =======

          The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 1.6 (post-split) shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid (see Note 9).

          The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred"), is convertible at the rate of 4 (post-split) shares of common stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid (see Note 9).

          The  Company's  Series  C  Convertible   Preferred  Stock  ("Series  C
          Preferred"), is convertible at a rate of .4 (post-split) shares of common stock per share of Series C Preferred.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 11:  Preferred Stock (Continued)

          The  Company's  Series  P  Convertible   Preferred  Stock  ("Series  P
          Preferred"), is convertible at a rate of .4 (post-split) shares of common stock for each share of Series P Preferred.

          The  Company's  Series  S  Convertible   Preferred  Stock  ("Series  S
          Preferred"), is convertible at the rate of 4 (post-split) shares of common stock for each share of Series S Preferred.

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

          The 190,700 shares of Series B Preferred were issued to holders of warrants to purchase such preferred stock. The funding for the exercise of these warrants was the exchange of $1,907,000 of principal amount of secured and unsecured notes. On December 3, 1996, 185,700 shares of Series B Preferred were exchanged for 22,284,000 pre-split shares of the Company's common stock.

          The 26,275 shares of Series C Preferred were also issued in exchange for $262,750 of interest due under the secured and unsecured notes. Noteholders of 7,594 shares of Series C Preferred Stock have subsequently converted their shares into the Company's common stock.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 12:  Stock Option Plan and Equity Incentive Plan

          The Company has adopted a stock option plan (the "Plan") covering 1,500,000 shares post-split (increased from 20,000 post-split by the Board of Directors on January 13, 1998) of the Company's common stock $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive, as well as non-qualified stock options and Stock Appreciation Rights ("SAR's"). The Plan, which has been extended for 10 years by the Board of Directors on January 13, 1998, and expires September 2008, will be administered by the Board of Directors or a committee chosen therefrom. This plan must be formally approved by the stockholders of the Company. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price, which is not less than the fair market value of the common stock on the date of the grant, except that the terms of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of common stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or a committee designated by the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the Company's common stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or committee designated by the Board of Directors. No SAR's have been granted.

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 12:  Stock Option Plan and Equity Incentive Plan (Continued)

          A summary of transactions under this Plan is as follows:

                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                                    Price
                                                   Shares         Per Share
                                                   ------         ---------

            Options outstanding
              July 1, 1996                          20,000           $.48
            Cancelled                              (20,000)           .48
                                                  --------

            Options outstanding
              June 30, 1997                              -
            Grants                               1,300,000            .93
                                                 ---------

            Options outstanding
              June 30, 1998                      1,300,000            .93
                                                 =========

            Options exercisable   at end of
            year                                   985,000           $.93
                                                  ========

          The Company on June 13, 1996 adopted the 1996 Equity Incentive Plan (the "Plan") covering 10,000,000 shares of the Company's common stock $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive, as well as non-qualified stock options, SAR's, and Restricted Stock and Deferred Stock. The Plan, which expires in June 2006, will be administered by the Compensation Committee of the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price, which is not less than the fair market value of the common stock on the date of the grant, except that the terms of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 12:  Stock Option Plan and Equity Incentive Plan (Continued)

          may not be less than 110% of the fair market value of common stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Compensation Committee of the Board of Directors. SAR's which give the holder the privilege of surrendering such rights for the appreciation in the Company's common stock between the time of grant and the surrender, may be granted on any terms determined by the Compensation Committee of the Board of Directors.

          Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. As of June 30, 1997, 2,859,290 shares of common stock has been issued under this plan at prices ranging from $.09 to $.26 per share, except for 450,800 shares that were issued at zero value in exchange for restricted shares that were cancelled. In addition, as of June 30, 1997, no options or SAR's have been granted. As of June 30, 1998, 7,200 (post-split) shares of common stock has been issued under this plan at prices ranging from $1.50 to $2.00 per share. In addition, as of June 30, 1998, no options or SAR's have been granted.

          If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                             1998
                                                             ----
            Net Loss - as reported                        $(421,659)
            Net Loss - pro forma                          $(855,464)
            Net Loss per share - as reported                  $(.14)
            Net Loss per share - pro forma                    $(.28)

          The weighted-average fair value at the date of grant for options granted in 1998 was $.93. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The following weighted average assumptions were used: no dividends; expected volatility factor of .99; risk-free interest of 6.25%; and

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 12:  Stock Option Plan and Equity Incentive Plan (Continued)

          an expected life of five years. The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods. All references to the number of shares under option and option prices have been adjusted to reflect a 1 for 25 reverse stock split effective January 15, 1998.

Note 13:  Sale of Product Line

          On September 25, 1997, the Company sold one of its product lines, the real estate multiple listing data delivery system. The purchase price was $410,000 plus the assumption of a $59,247 contingent liability to a third party. At closing a promissory note for $410,000 was delivered to the Company. The terms of the note provided for 36 monthly installments of $13,330, including interest at 10% per annum, commencing on October 25, 1997. During February 1998, the terms of the note were modified. The payment period was changed to forty-eight months and the interest rate was increased to 11%. Effective September 1998, the modified terms provide for payments to be $11,533 per month.

Note 14:  Income Taxes

          The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 1998 were as follows:

            Deferred tax assets:
              Goodwill                                       $   339,000
              Net operating loss carryforwards                 5,766,000
                                                             -----------
                                                               6,105,000
                                                             -----------
            Deferred tax liabilities
              Equipment                                            1,000
              Patent rights                                        5,000
                                                             -----------
                                                                   6,000
                                                             -----------
            Net deferred tax asset                             6,111,000
            Valuation allowance                               (6,111,000)
                                                             -----------
            Net deferred tax asset reported                  $      -
                                                             ===========

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 14:  Income Taxes (Continued)

          The change in valuation allowance for the year ended June 30, 1998 was increased by approximately $95,000.

          There was no provision for current income taxes for the years ended June 30, 1998 and 1997.

          The  federal  net  operating  loss   carryforwards   of  approximately
          $16,539,000 expires in various years through 2018.

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

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

Note 15:  Segment of Business Reporting

          The operations of the Company are divided into the following business segments for financial reporting purposes.

          o    Lithographically printed stereoscopic prints commonly referred to
               as  three-dimensional   prints  and  litho-  graphically  printed
               animation.

          o Hardware and software information and audio playback systems and method products and programs.

          There are no intersegment or foreign sales. Three customers account for approximately 58% of the lithographic sales and three customers account for approximately 87% of the hardware and software information and playback systems.

          Financial information by business segments is as follows:

                                                      Hardware
                                                        and
                                    Lithographic      Software     Consolidated
                                    ------------      --------     ------------
            Net customer sales      $    322,940     $ 286,452     $   609,392
            Interest income                  422        30,384          30,806
            Interest expense              92,117             -          92,117
            Operating loss              (627,545)     (107,468)       (735,013)
            Segment assets               728,831       192,010         920,841
            Depreciation and
              amortization                 9,773        33,343          43,116
            Capitalized lease            149,112             -         149,112

Note 16:  Subsequent Events

          The Company raised $475,000, through a private placement of 12% convertible debentures during July through September 1998.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiaries
Phoenix, Arizona


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES included in this annual report on Form 10-KSB and have issued our report thereon dated September 15, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the preceding index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the consolidated financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.





                                                       GITOMER & BERENHOLZ, P.C.

Jenkintown, Pennsylvania
September 15, 1998

                                                                      Exhibit IV

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
                     SCHEDULE IV - PROPERTY AND EQUIPMENT(1)

--------------------------------------------------------------------------------
   Column A       Column B    Column C     Column D     Column E    Column F
--------------------------------------------------------------------------------
                 Balance at                               Other
                 Beginning                              Changes -
                     of       Additions                    Add      Balance at
Classification     Period      at Cost   Retirements(2)  (Deduct) End of Period
--------------------------------------------------------------------------------
Year Ended
June 30, 1998
-------------
  Equipment      $1,527,776   $149,112   $1,306,544     $   -       $370,344
  Furniture and
    fixtures        125,035       -         100,818         -         24,217
                 ----------    -------   -----------    --------    --------

                 $1,652,811   $149,112   $1,407,362     $   -       $394,561
                 ==========   ========   ==========     ========    ========
Year Ended
June 30, 1997
-------------
  Equipment      $1,891,703   $  3,614     $367,541     $   -     $1,527,776
  Furniture and
    fixtures        143,408      1,052       19,425         -        125,035
  Leasehold
    improvements    109,446       -         109,446         -           -
                 ----------   --------     --------     --------  ----------

                 $2,144,557   $  4,666     $496,412     $   -     $1,652,811
                 ==========   ========     ========     ========  ==========

     (1) Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the related assets as follows:

          Equipment                5 - 7 years
          Furniture and fixtures   5 years
          Leasehold improvements   Term of the initial operating lease (5 years)

     (2)  Represents equipment and leasehold improvements abandoned or sold

                                                                       Exhibit V

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARIES
             SCHEDULE V - ACCUMULATED DEPRECIATION AND AMORTIZATION
                            OF PROPERTY AND EQUIPMENT

-------------------------------------------------------------------------------
   Column A       Column B  Column C    Column D     Column E      Column F
-------------------------------------------------------------------------------
                 Balance at                            Other
                 Beginning                           Changes -
                     of     Additions                   Add        Balance at
Classification     Period    at Cost  Retirements(2)  (Deduct)   End of Period
-------------------------------------------------------------------------------
Year Ended
June 30, 1998
-------------
  Equipment      $1,447,228   $ 40,919   $1,278,328   $  -          $209,819
  Furniture and
    fixtures        115,193      2,198       93,701      -            23,690
                 ----------   --------   ----------   --------      --------

                 $1,562,421   $ 43,117   $1,372,029   $  -          $233,509
                 ==========   ========   ==========   ========      ========
Year Ended
June 30, 1997
-------------
  Equipment      $1,767,977   $ 46,084     $366,833   $  -        $1,447,228
  Furniture and
    fixtures        130,188      4,092       19,087      -           115,193
  Leasehold
    improvements    109,152        190      109,342      -              -
                 ----------   --------     --------   --------     ------

                 $2,007,317   $ 50,366     $495,262   $  -        $1,562,421
                 ==========   ========     ========   ========    ==========

     (1) Represents accumulated depreciation and amortization written off as a result of abandonment or sale