Form 10QSB
period 1998-09-30
DIMENSIONAL VISIONS INC/ DE
filed 1998-11-16
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1998
                              --------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

For the transition period from____________________ to _________________

                         Commission file number 1-10196

                        DIMENSIONAL VISIONS INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                   23-2517953
------------------------------                        -------------------
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
Yes  X     No
   -----     -----

As of September 30, 1998, the number of shares of Common Stock issued and outstanding was 3,612,228.

Transitional Small Business Disclosure Format (check one):
Yes        No  X
   -----     -----

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
PART I - FINANCIAL  INFORMATION

      Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets - September 30, 1998
      and June 30, 1998                                                     1

      Condensed Consolidated  Statements of Operations - For the three
      months ended September 30, 1998 and 1997                              2

      Condensed Consolidated Statements of Cash Flows - For the three
      months ended September 30, 1998 and 1997                              3

      Notes to Condensed Consolidated Financial Statements                  4

      Item  2.  Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                       8


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                           N/A
      Item 2.  Changes in Securities                                       N/A
      Item 3.  Defaults Upon Senior Securities                             N/A
      Item 4.  Submission of Matters to a Vote of Security Holders         N/A
      Item 5.  Other Information                                           N/A
      Item 6.  Exhibits and Reports on Form 8-K                              9

SIGNATURES                                                                   9

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                 September 30,        June 30,
                                                     1998               1998
                                                     ----               ----
                                                  (Unaudited)
Current assets
  Cash                                           $     32,091      $     15,910
  Current portion of notes receivable                 145,350           119,461
  Accounts receivable, trade, net of
    allowance for bad debts of $215,743                77,436           144,620
  Inventory                                            59,043            69,364
  Prepaid expenses                                     70,397            25,678
                                                 ------------      ------------
Total current assets                                  384,317           375,033
                                                 ------------      ------------
Equipment
  Equipment                                           402,879           370,344
  Furniture and fixtures                               50,440            24,217
                                                 ------------      ------------
                                                      453,319           394,561
  Less accumulated depreciation                       248,581           233,509
                                                 ------------      ------------

                                                      204,738           161,052
                                                 ------------      ------------
Other assets
  Notes receivable net of current portion             307,655           342,377
  Deferred costs                                       33,700                --
  Patent rights and other assets                       38,812            42,379
                                                 ------------      ------------
                                                      380,167           384,756
                                                 ------------      ------------
Total assets                                     $    969,222      $    920,841
                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short-term borrowings                          $         --      $     79,500
  Current portion of long-term debt                        --            75,000
  Current portion of obligations under
    capital leases                                     17,779            16,476
  Accounts payable, accrued expenses and
    other liabilities                                 354,087           439,977
                                                 ------------      ------------
Total current liabilities                             371,866           610,953

Long-term debt, net of current portion                475,000                --

Obligations under capital leases                       97,814           102,586
                                                 ------------      ------------
Total liabilities                                     944,680           713,539
                                                 ------------      ------------
Commitments and contingencies                              --                --

Stockholders equity
  Preferred stock - $.001 par value, authorized
    10,000,000 shares; issued and outstanding -
    133,003 shares at September 30, 1998, and
    133,321 shares at June 30, 1998                       133               133
  Additional paid-in capital                          680,097           683,278
                                                 ------------      ------------
                                                      680,230           683,411
  Common stock - $.001 par value, authorized
    100,000,000 shares; issued and outstanding
    3,612,228 shares at September 30, 1998, and
    3,612,101 shares at June 30, 1998                   3,612             3,612
  Additional paid-in capital                       18,865,256        18,862,075
  Deficit                                         (19,524,556)      (19,341,796)
                                                 ------------      ------------
Total stockholders' equity                             24,542           207,302
                                                 ------------      ------------
Total liabilities and stockholders' equity       $    969,222      $    920,841
                                                 ============      ============

            See notes to condensed consolidated financial statements.

                                       (1)

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------
                                                  1998             1997
                                              -----------      -----------

Operating revenue                             $   191,089      $   113,554

Cost of sales                                     132,007          106,112
                                              -----------      -----------

Gross profit                                       59,082            7,442
                                              -----------      -----------
Operating expenses

  Engineering and development costs                56,955           59,825

  Marketing expenses                               59,819           57,292

 General and administrative expenses              123,493          158,761
                                              -----------      -----------

Total operating expenses                          240,267          275,878
                                              -----------      -----------

Loss before other income (expenses)              (181,185)        (268,436)
                                              -----------      -----------
Other income (expenses)

  Interest expense                                (12,346)          (3,365)

  Interest income                                  10,771              204

 Gain on sale of product line                        --            410,000
                                              -----------      -----------

                                                   (1,575)         406,839
                                              -----------      -----------

Net income (loss)                             $  (182,760)     $   138,403
                                              ===========      ===========
Net income (loss) per share of
  common stock                                       (.05)     $       .05
                                              ===========      ===========
Weighted average shares of common
  stock outstanding                             3,612,129        2,834,528
                                              ===========      ===========

           See notes to condensed consolidated financial statements.

                                       (2)

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                       1998           1997
                                                    ---------      ---------
Cash flows from operating activities
  Net income (loss)                                 ($182,760)     $ 138,403
 Total adjustments to reconcile net income (loss)     (33,724)      (276,305)
                                                    ---------      ---------
  to net cash used in operating activities
Net cash used in operating activities                (216,484)      (137,632)
                                                    ---------      ---------
Cash flows from investing activities
  Proceeds from payments on notes receivable            8,092
  Purchase of furniture and equipment                 (58,758)          --
                                                    ---------      ---------
Net cash used in investing activities                 (50,666)          --
                                                    ---------      ---------
Cash flows from financing activities
  Payment of obligations under capital lease           (3,469)
  Payment of debt obligations                         (75,000)          --
  Proceeds from issuance of debt net of
    deferred financing                                441,300           --
  costs of $33,700
  Repayment of short-term borrowing                   (79,500)          --
  Sale of common stock                                   --          135,000
                                                    ---------      ---------
Net cash provided by financing activities             283,331        135,000
                                                    ---------      ---------
Net increase (decrease) in cash                        16,181         (2,632)
Cash, beginning                                        15,910        109,566
                                                    ---------      ---------
Cash, ending                                        $  32,091      $ 106,934
                                                    =========      =========

Supplemental disclosure of cash
 flow information:
  Cash paid during the period for interest          $  22,974           --

Supplemental disclosure of non-cash investing and financing activities:

During the three months ended September 30, 1998, 127 shares of the Company's Common Stock were issued as a result of the conversion of 318 shares of Series C Convertible Preferred Stock valued at $3,180.

            See notes to condensed consolidated financial statements.

                                       (3)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

        The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1998, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 1999.

NOTE 2  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                         September 30, 1998     June 30,1998
                                         ------------------     ------------
           Accounts payable                   $289,530            $370,633
           Accrued expenses
                Interest                         9,946              20,886
                Salaries                        47,483              43,587
           Payroll Taxes Payable                 7,128               4,871
                                              --------            --------
           Total                              $354,087            $439,977
                                              ========            ========
NOTE 3  LONG-TERM DEBT

        Long-term debt consisted of the following:

                                           SEPTEMBER 30, 1998    JUNE 30, 1998
                                           ------------------    -------------

          12% secured debentures due
             July 31, 2001                     $475,000(1)         $   --

          10% secured notes due in
             January and February 1998             --                75,000
                                               --------            --------

                                                475,000              75,000

               Less current portion                --                75,000
                                               --------            --------

               Long term portion               $475,000            $   --
                                               --------            --------

        (1) Interest is calculated at 12% per annum and is payable yearly on July 31, beginning July 31, 1999. The Company borrowed $475,000 net of financing costs of $33,700. The Series A 12% Convertible Secured Debentures include warrants to purchase 475,000 shares of the Company's common stock at $0.50 per share. The warrants are exercisable through January 15, 2001. The notes are secured by all the assets of the Company, except for the Company's accounts receivable and assets acquired pursuant to purchase-money financing transactions. The notes are convertible into one share for each $1.00 of outstanding debt and unpaid interest is also convertible to common stock at the rate of one share for each $1.00 of unpaid interest.

                                       (4)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 4  COMMITMENTS AND CONTINGENCIES

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

        The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 1998 was approximately $78,300.

NOTE 5  COMMON STOCK

        As of September 30, 1998, there are outstanding 4,000,819 of non-public warrants to purchase the Company's common stock at prices ranging from $0.50 to $12.50 with a weighted average price of $0.99 per share.

        As of September 30, 1998, there were 133,003 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 98,801 shares of common stock.

        As of September 30, 1998, there were $475,000 of secured debentures which can be converted into 475,000 shares of the Company's common stock.

        The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 4,574,620 shares as of September 30, 1998, and would be in addition to the 3,612,228 shares of common stock outstanding as of September 30, 1998.

        The Company issued on September 10, 1998, 127 shares of its common stock as a result of a conversion of 318 shares of Series C convertible Preferred Stock.

                                       (5)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE 6  PREFERRED STOCK

        The  Company  has  authorized  10,000,000  shares of $.001 par value per
        share   Preferred   Stock,  of  which  the  following  were  issued  and
        outstanding:

                                Allocated                Outstanding
                                ---------                -----------
                                             September 30, 1998   June 30, 1998
                                             ------------------   -------------
        Series A Preferred       100,000             23,000          23,000
        Series B Preferred       200,000              5,000           5,000
        Series C Preferred     1,000,000             18,363          18,681
        Series P Preferred       600,000             86,640          86,640
                               ---------          ---------       ---------

Total Preferred Stock          1,950,000            133,003         133,321
                               =========            =======         =======


        The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 1.6 shares of common stock for each share of the Series A Preferred. Dividends from date of issue are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid.

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

        The 26,275 shares of Series C Preferred were also issued in exchange for $262,750 of interest due under the secured and unsecured notes. Holders of 7,912 shares of Series C Preferred Stock have subsequently converted their shares into the Company's common stock.

                                       (6)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE 7  INCOME TAXES

        There was no provision for current income taxes for the three months ended September 30, 1998 and 1997.

        The  federal  net  operating  loss  carry   forwards  of   approximately
        $16,539,000 expire in varying amounts through 2018.

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

NOTE 8  EVENTS SUBSEQUENT TO SEPTEMBER 30, 1998

        On October 6, 1998, the Company received additional long-term financing of $10,000 in the form of its Series A 12% Convertible Secured Debentures.

                                       (7)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1998, the Company had a working capital surplus of $12,451, compared with a working capital deficiency of $84,789 as of September 30, 1997. During the three months ended September 30, 1998, the Company raised $475,000 through the placement of its Series A 12% Convertible Secured Debentures (see Note 3).

        The Company expects to require additional working capital by December 1998. The Company anticipates raising this capital through either a private placement of preferred stock or through the financing of accounts receivable. There can be no assurances that the Company can obtain funds from either of these sources.

        The Company is focusing most of its resources and efforts towards marketing its print products. It has, therefore, decided to offer its subsidiary, InfoPak, Inc., for sale. Additionally, a substantial portion of the Company's cash and personnel resources were dedicated toward exhibiting at a trade show in October 1998. Included in prepaid expenses is approximately $14,000 which were costs in connection with this show.

        RESULTS OF OPERATIONS

        The net loss for the quarter ended September 30, 1998, was $182,760 compared to a net income of $138,403 for the quarter ended September 30, 1997. The net income for the quarter ended September 30, 1997, was the result of a one time sale of InfoPak's real estate data delivery system for $410,000. The loss before other income and expenses for the quarter ended September 30, 1998, was $181,185 compared to a loss before other income and expenses for the quarter ended September 30, 1997, of $268,436.

        Revenues  for the  quarter  ended  September  30,  1998,  were  $191,089 compared to revenues of $113,554 for the quarter ended September 30, 1997. The increase in revenues was the result of substantial increases in the sales of the Company's print products. For the quarter ended September 30, 1998, the Company recorded sales totaling approximately $126,000 of its DV3D(R) AnimotionTM print products compared to sales of approximately $22,900 for the quarter ended September 30, 1997.

                                       (8)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

      1.The following Exhibits are filed herein:  27.0   Financial Data Schedule

      2. Reports on Form 8-K filed:       None

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                 DIMENSIONAL VISIONS INCORPORATED

DATED: November 9, 1998          By: /S/ John D. McPhilimy
                                     ----------------------------------------
                                     John D. McPhilimy, Chairman, President and
                                     Chief Executive Officer

                                      (10)