Form 10QSB
period 1998-12-31
DIMENSIONAL VISIONS INC/ DE
filed 1999-02-11
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

                         Commission file number 1-10196


                        Dimensional Visions Incorporated
        -----------------------------------------------------------------
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

                                (602) 997 - 1990
                            -------------------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 31, 1998, the number of shares of Common Stock issued and outstanding was 3,641,978.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets - December 31, 1998
           and June 30, 1998                                                 1

           Condensed Consolidated Statement of Operations - For the three
           and six months ended December 31, 1998 and 1997                   2

           Condensed Consolidated Statement of Cash Flows - For the six
           months ended December 31, 1998 and 1997                           3

           Notes to Condensed Consolidated Financial Statements              4

   Item 2. Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                              8


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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,
                                                      1998            June 30,
                          ASSETS                   (Unaudited)         1998
                                                   -----------         ----
Current assets
   Cash                                           $     35,930     $     15,910
   Current portion of notes receivable                 171,281          119,461
   Accounts receivable, trade, net of
    allowance for bad debts of $215,743                158,728          144,620
   Inventory                                            82,995           69,364
   Prepaid expenses                                     56,980           25,678
                                                  ------------     ------------
Total current assets                                   505,914          375,033
                                                  ------------     ------------
Equipment
   Equipment                                           402,920          370,344
   Furniture and fixtures                               50,440           24,217
                                                  ------------     ------------
                                                       453,360          394,561
   Less accumulated depreciation                       262,341          233,509
                                                  ------------     ------------
                                                       191,019          161,052
                                                  ------------     ------------
Other assets
   Notes receivable net of current portion             272,388          342,377
   Deferred costs                                       30,726               --
   Patent rights and other assets                       37,793           42,379
                                                  ------------     ------------
                                                       340,907          384,756
                                                  ------------     ------------
Total assets                                      $  1,037,840     $    920,841
                                                  ============     ============
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Short-term borrowings                          $     84,367     $     79,500
   Current portion of long-term debt                        --           75,000
   Current portion of obligations under
    capital leases                                      22,788           16,476
   Accounts payable, accrued expenses and
    other liabilities                                  560,159          439,977
                                                  ------------     ------------
Total current liabilities                              667,314          610,953
Long-term debt, net of current portion                 485,000               --
Obligations under capital leases                        92,805          102,586
                                                  ------------     ------------
Total liabilities                                    1,245,119          713,539
                                                  ------------     ------------
Commitments and contingencies                               --               --

Stockholders equity (deficiency)
   Preferred stock - $.001 par value, authorized
    10,000,000 shares; issued and outstanding -
    132,911 shares at December 31, 1998, and
    133,321 shares at June 30, 1998                        133              133
   Additional paid-in capital                          679,177          683,278
                                                  ------------     ------------
                                                       679,310          683,411
   Common stock - $.001 par value, authorized
    100,000,000 shares; issued and outstanding
    3,641,978 shares at December 31, 1998 and
    3,612,101 shares at June 30, 1998                    3,642            3,612
   Additional paid-in capital                       18,879,145       18,862,075
   Deficit                                         (19,769,376)     (19,341,796)
                                                  ------------     ------------
Total stockholders' equity (deficiency)               (207,279)         207,302
                                                  ------------     ------------
Total liabilities and stockholders'
 equity (deficiency)                              $  1,037,840     $    920,841
                                                  ============     ============

            See notes to condensed consolidated financial statements.

                                      (1)

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended         Six Months Ended
                                           December31,              December31
                                        1998        1997         1998        1997
                                        ----        ----         ----        ----
Operating revenue                    $  219,311  $   58,697   $  410,400  $  172,251
Cost of sales                           152,279      58,731      245,561     164,876
                                     ----------  ----------   ----------  ----------
Gross profit                             67,032         (34)     164,839       7,408
                                     ----------  ----------   ----------  ----------
Operating expenses
 Engineering and development costs       47,808      53,555       97,085     113,380
 Marketing expenses                     115,376      56,787      168,324     114,079
 General and administrative expenses    180,846     143,128      318,888     301,889
                                     ----------  ----------   ----------  ----------
Total operating expenses                344,030     253,470      584,297     529,348
                                     ----------  ----------   ----------  ----------
Loss before other income (expenses)    (238,273)   (253,504)    (419,458)   (521,940)
                                     ----------  ----------   ----------  ----------
Other income (expenses)
 Interest expense                       (17,074)    (26,225)     (29,420)    (29,590)
 Interest income                         10,527       7,008       21,298       7,212
 Forgiveness of accrued compensation         --     106,149           --     106,149
 Loss on sale of equipment                   --     (18,881)          --     (18,881)
 Gain on sale of product line                --          --           --     410,000
                                     ----------  ----------   ----------  ----------
                                         (6,547)     68,051       (8,122)    474,890
                                     ----------  ----------   ----------  ----------
Net income (loss)                    $ (244,820) $ (185,453)  $ (427,580) $  (47,050)
                                     ==========  ==========   ==========  ==========
Net income (loss) per share of
 common stock                        $     (.07) $     (.06)  $     (.12) $     (.02)
                                     ==========  ==========   ==========  ==========
Weighted average shares of common
 stock outstanding                    3,622,049   2,931,548    3,617,089   2,883,038
                                     ==========  ==========   ==========  ==========

            See notes to condensed consolidated financial statements.

                                      (2)

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                 Six Months Ended December 31,
                                                     1998               1997
                                                     ----               ----
Cash flows from operating activities
 Net income (loss)                                 $(427,580)        $ (47,050)
 Total adjustments to reconcile net income
  (loss) to net cash used in operating activities    131,974          (389,744)
                                                   ---------         ---------
Net cash used in operating activities               (295,606)         (436,794)
                                                   ---------         ---------
Cash flows from investing activities
 Proceeds from payments on notes receivable           17,428
 Proceeds from sale of equipment                          --            10,000
 Purchase of furniture and equipment                 (58,800)          (10,200)
                                                   ---------         ---------
Net cash used in investing activities                (41,372)             (200)
                                                   ---------         ---------
Cash flows from financing activities
 Payment of obligations under capital lease           (3,469)
 Payment of debt obligations                         (75,000)          (25,000)
 Proceeds from issuance of debt net of deferred
  financing costs of $34,400                         450,600                --
 Repayment of short-term borrowing                   (15,133)               --
 Proceeds from secured promissory notes, net of
  financing costs of $14,175                              --           229,325
 Exercise of warrants to purchase common stock        10,000
 Sale of common stock, net of offering costs              --           135,000
                                                   ---------         ---------
Net cash provided by financing activities            356,998           349,325
                                                   ---------         ---------
Net increase (decrease) in cash                       20,020           (87,669)
Cash, beginning                                       15,910           109,566
                                                   ---------         ---------
Cash, ending                                       $  35,930         $  21,897
                                                   =========         =========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest          $  22,974                --
                                                   =========
 Issuance of common stock in connection with
   Consulting services                             $  13,000         $  21,250
                                                   =========         =========
   Compensation                                           --         $   2,750
                                                                     =========

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended December 31, 1998, 163 shares of the Company's Common Stock were issued as a result of the conversion of 410 shares of Series C Convertible Preferred Stock valued at $4,100.

            See notes to condensed consolidated financial statements.

                                      (3)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)

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

NOTE 2 ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                           December 31, 1998      June 30,1998
                                           -----------------      ------------
        Accounts payable                       $481,009             $370,633
        Accrued expenses
          Interest                               24,480               20,886
          Salaries                               47,342               43,587
        Payroll Taxes Payable                     7,328                4,871
                                               --------             --------
        Total                                  $560,159             $439,977
                                               ========             ========

NOTE 3 LONG-TERM DEBT

      Long-term debt consisted of the following:

                                               December 31, 1998   June 30, 1998
                                               -----------------   -------------
      12% secured debentures due July 31, 2001     $485,000(1)       $    --
      10% secured notes due in January
       and February 1998                                 --           75,000
                                                   --------          -------
                                                    485,000           75,000
           Less current portion                          --           75,000
                                                   --------          -------
           Long term portion                       $485,000          $    --
                                                   --------          -------

      (1) Interest is calculated at 12% per annum and is payable yearly on July 31, beginning July 31, 1999. The Company borrowed $475,000 net of financing costs of $34,400. The Series A 12% Convertible Secured Debentures include warrants to purchase 485,000 shares of the Company's common stock at $0.50 per share. The warrants are exercisable through January 15, 2001. The notes are secured by all the assets of the Company, except for the Company's accounts receivable and assets acquired pursuant to purchase-money financing transactions. The notes are convertible into one share for each $1.00 of outstanding debt and unpaid interest is also convertible to common stock at the rate of one share for each $1.00 of unpaid interest.

                                      (4)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)

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

      On March 12, 1997, Douglas J. Wright filed a lawsuit in the United States District Court, Eastern District of Pennsylvania, against the Company. Mr. Wright is a former officer and employee of the Company. In the complaint, Mr. Wright alleges that he was damaged by the Company's refusal to register warrants to purchase stock in the Company. Mr. Wright alleges damages in the amount of $1,549,375, representing the alleged difference between the market price of the Company's stock and Mr. Wright's costs of exercising the warrants. Mr. Wright alternatively seeks an injunction against the Company "from withdrawing or completing its registration statement without including the stock of the plaintiff." The Company moved to dismiss the compliant for improper venue, or in the alternative, to transfer to United States District Court, District of Arizona. The court granted the Company's motion to transfer. On July 17, 1997, the Company filed its answer, affirmative defenses and counterclaim. Mr. Wright did not answer the counterclaim in a timely fashion and the court entered a default judgement against Mr. Wright on the counterclaim on September 9, 1997. The Company is seeking summary judgement against Mr. Wright on this claim.

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

      The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 1998 was approximately $78,300.

NOTE 5 COMMON STOCK

      As of December 31, 1998, there are outstanding 3,950,819 of non-public warrants to purchase the Company's common stock at prices ranging from $0.50 to $12.50 with a weighted average price of $0.86 per share.

                                      (5)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)

      As of December 31, 1998, there were 132,911 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 98,764 shares of common stock.

      As of December 31, 1998, there were $485,000 of secured debentures which can be converted into 485,000 shares of the Company's common stock.

      The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 4,534,583 shares as of December 31, 1998, and would be in addition to the 3,641,978 shares of common stock outstanding as of December 31, 1998.

      The Company issued on September 10, 1998, 127 shares of its common stock as a result of a conversion of 318 shares of Series C convertible Preferred Stock.

      The Company issued on December 29, 1998, 36 shares of its common stock as a result of a conversion of 92 shares of Series C convertible Preferred Stock.

      In November and December 1998 the Company issued 29,714 shares of its common stock to two consultants to the Company.

NOTE 6 PREFERRED STOCK

      The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                                      Outstanding
                                            ----------------------------------
                                Allocated   December 31, 1998    June 30, 1998
                                ---------   -----------------    -------------
           Series A Preferred     100,000        23,000              23,000
           Series B Preferred     200,000         5,000               5,000
           Series C Preferred   1,000,000        18,271              18,681
           Series P Preferred     600,000        86,640              86,640
                                ---------       -------             -------

        Total Preferred Stock   1,950,000       132,911             133,321
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

                                      (6)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)

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

      The 26,275 shares of Series C Preferred were also issued in exchange for $262,750 of interest due under the secured and unsecured notes. Holders of 8,004 shares of Series C Preferred Stock have subsequently converted their shares into the Company's common stock.

NOTE 7 INCOME TAXES

      There was no provision for current income taxes for the six months ended December 31, 1998 and 1997. The federal net operating loss carry forwards of approximately $16,539,000 expire in varying amounts through 2018.

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

NOTE 8 EVENTS SUBSEQUENT TO DECEMBER 31, 1998

      On January 25, 1999, the Company received $50,000, less $5,000 in commission, in exchange for a 12% Convertible Secured Debenture. The Debenture is due and payable in full on July 25, 1999, but can be extended until October 25, 1999, at an interest rate of 15%. The Debenture is convertible into shares of the Company's common stock at the rate of one share of common stock for every dollar converted.

                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had a working capital deficiency of $161,400, compared with a working capital deficiency of $235,920 as of December 31, 1997. On October 6, 1998, the Company received additional long-term financing of $10,000 in the form of its Series A 12% Convertible Secured Debentures.

The Company requires additional working capital and anticipates raising this capital through either a private placement of preferred stock or through the issuance of debentures. There can be no assurances that the Company can obtain funds from either of these sources. The Company has been financing its accounts receivable to meet its immediate cash needs.

RESULTS OF OPERATIONS

The net loss for the quarter ended December 31, 1998, was $244,820 compared to a net loss of $185,453 for the quarter ended December 31, 1997. The quarter ended December 31, 1997, would have resulted in a net loss of $291,602 without the forgiveness of accrued compensation by certain officers of the Company totaling $106,149. The loss before other income and expenses for the quarter ended December 31, 1998, was $238,273 compared to a loss before other income and expenses for the quarter ended December 31, 1997, of $253,504.

Revenue for the quarter ended December 31, 1998, was $219,311 compared to revenue of $58,697 for the quarter ended December 31, 1997. The increase in revenue was the result of substantial increases in the sales of the Company's print products. For the quarter ended December 31, 1998, the Company recorded sales totaling approximately $176,000 of its DV3D(R) AnimotionTM print products compared to sales of approximately $28,000 for the quarter ended December 31, 1997.

In December 1998 the Company signed a Letter of Intent with 3D Image Technology, Inc., Norcross, Georgia, to complete a consolidation of the two companies under a single holding company. The two companies had entered into a beneficial strategic marketing alliance which led the management of both companies to the conclusion that a consolidation was in the best interest of both companies and would strengthen both enterprises and enhance shareholder value. The plan of consolidation, which has been approved by the Boards of Directors of both companies, must be submitted for appropriate shareholder approval.

                                      (8)

SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

LIQUIDITY AND CAPITAL RESOURCES

In July 1998 the Company paid off $75,000 of debt that was secured by all of the assets of the corporation. During the six months ended December 31, 1998, the Company raised $485,000 through the placement of its Series A 12% Convertible Secured Debentures (see Note 3). Additionally, approximately $84,000 of accounts receivable have been factored to meet short term cash needs.

The Company is focusing most of its resources and efforts towards marketing its print products. Therefore, it has offered its subsidiary, InfoPak, Inc., for sale. The Company needs additional funding in order to maintain current operations. The Company is not to the point of generating sufficient revenues from operations to cover its cost structure and has been funding its operations by selling its securities in private placements, short-term borrowing, and sale of its products.

RESULTS OF OPERATIONS

The net loss for the six months ended December 31, 1998, was $427,580 compared to a net loss of $47,050 for the six months ended December 31, 1997. The six months ended December 31, 1997, would have resulted in a net loss of $557,199 without the forgiveness of accrued compensation by certain officers of the Company totaling $106,149 and without the sale of the InfoPak Real Estate Product Line totaling $410,000. The loss before other income and expenses for the six months ended December 31, 1998, was $419,458 compared to a loss before other income and expenses for the six months ended December 31, 1997, of $521,941.

Revenue for the six months ended December 31, 1998, was $410,400 compared to a revenue of $172,251 for the six months ended December 31, 1997. For the six months ended December 31, 1998, the Company recorded sales totaling approximately $303,000 0f its DV3D(R) AnimotionTM print products compared to sales of approximately $52,000 for the six months ended December 31, 1997. The Company believes that the increase in revenue was the result of focused marketing efforts, expedited product delivery, exacting quality standards and increased customer service.

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

                                      DIMENSIONAL VISIONS INCORPORATED

DATED: February 5, 1999               By: /s/ John D. McPhilimy
                                         --------------------------------------
                                         John D. McPhilimy, Chairman, President
                                         and Chief Executive Officer

                                      (9)