Form 10QSB
period 1999-03-31
DIMENSIONAL VISIONS INC/ DE
filed 1999-05-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999
                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

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

                                 (602) 997-1990
                           ---------------------------
                           (Issuer's telephone number)

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

As of March 31, 1999, the number of shares of Common Stock issued and outstanding was 3,696,404.

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL  INFORMATION

     Item 1. Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 1999
         and June 30, 1998                                                   1

         Condensed Consolidated Statement of Operations - For the three
         and nine months ended March 31, 1999 and 1998                       2

         Condensed Consolidated Statement of Cash Flows - For the nine
         months ended March 31, 1999 and 1998                                3

         Notes to Condensed Consolidated Financial Statements                4

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                            8


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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,       June 30,
                                                       1999            1998
                                                   ------------    ------------
                                                    (Unaudited)
                                     ASSETS
Current assets
  Cash                                             $      2,550    $     15,910
  Current portion of notes receivable                    37,574         119,461
  Accounts receivable, trade, net of
    allowance for bad debts of $215,743                  28,492         144,620
  Inventory                                              87,915          69,364
  Prepaid expenses                                        8,621          25,678
                                                   ------------    ------------
Total current assets                                    165,152         375,033
                                                   ------------    ------------
Equipment
  Equipment                                             402,878         370,344
  Furniture and fixtures                                 50,440          24,217
                                                   ------------    ------------
                                                        453,318         394,561
  Less accumulated depreciation                         271,757         233,509
                                                   ------------    ------------
                                                        181,561         161,052
                                                   ------------    ------------
Other assets
  Notes receivable net of current portion,
   net of allowance for bad debts of $360,506            45,589         342,377
  Deferred financing costs                               27,753              --
  Patent rights and other assets                         36,774          42,379
                                                   ------------    ------------
                                                        110,116         384,756
                                                   ------------    ------------
Total assets                                       $    456,829    $    920,841
                                                   ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
  Short-term borrowings                            $     81,640    $     79,500
  Current portion of long-term debt                          --          75,000
  Current portion of obligations under
    capital leases                                       23,916          16,476
  Accounts payable, accrued expenses
    and other liabilities                               620,068         439,977
                                                   ------------    ------------
Total current liabilities                               725,624         610,953

Long-term debt, net of current portion                  485,000              --
Obligations under capital leases                         87,549         102,586
                                                   ------------    ------------
Total liabilities                                     1,298,173         713,539
                                                   ------------    ------------
Commitments and contingencies                                --              --

Stockholders equity (deficiency)
  Preferred stock - $.001 par value, authorized
    10,000,000 shares; issued and outstanding -
    132,911 shares at March 31, 1998, and 133,321
    shares at June 30, 1998                                 133             133
  Additional paid-in capital                            679,177         683,278
                                                   ------------    ------------
                                                        679,310         683,411
  Common stock - $.001 par value, authorized
    100,000,000 shares; issued and outstanding -
    3,696,404 shares at March 31, 1998 and
    3,612,101 shares at June 30, 1998                     3,696           3,612
  Additional paid-in capital                         18,893,153      18,862,075
  Deficit                                           (20,417,503)    (19,341,796)
                                                   ------------    ------------
Total stockholders' equity (deficiency)                (841,344)        207,302
                                                   ------------    ------------
Total liabilities and stockholders'
  equity (deficiency)                              $    456,829    $    920,841
                                                   ============    ============

            See notes to condensed consolidated financial statements.

                                       (1)

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                    March 31,                        March 31
                                           ---------------------------     ---------------------------
                                               1999            1998            1999            1998
                                           -----------     -----------     -----------     -----------
Operating revenue                          $    28,531     $   208,526     $   438,932     $   380,777
Cost of sales                                   22,748          72,036         275,052         236,879
                                           -----------     -----------     -----------     -----------
Gross profit                                     5,783         136,490         163,880         143,898
                                           -----------     -----------     -----------     -----------
Operating expenses
  Engineering and development costs             39,305          69,096         114,199         182,476
  Marketing expenses                            73,699           7,935         242,671         122,014
  General and administrative expenses          152,311         161,193         494,078         463,082
                                           -----------     -----------     -----------     -----------
Total operating expenses                       265,315         238,224         850,948         767,572
                                           -----------     -----------     -----------     -----------
Loss before other income (expenses)           (259,532)       (101,734)       (687,068)       (623,674)
                                           -----------     -----------     -----------     -----------
Other income (expenses)
  Interest expense                             (18,925)        (46,861)        (48,634)        (76,451)
  Interest income                               10,726          13,284          32,024          20,496
  Forgiveness of accrued compensation               --              --              --         106,148
  Loss on sale of equipment                         --              --              --         (18,881)
  Loss on default of note receivable          (372,030)             --        (372,030)             --
  Gain on sale of product line                      --              --              --         410,000
                                           -----------     -----------     -----------     -----------
                                              (380,229)        (33,577)       (388,640)        441,313
                                           -----------     -----------     -----------     -----------
Net loss                                   $  (639,761)    $  (135,311)    $(1,075,708)    $  (182,361)
                                           ===========     ===========     ===========     ===========
Net loss per share of common stock         $      (.17)    $      (.05)    $      (.30)    $      (.06)
                                           ===========     ===========     ===========     ===========
Weighted average shares of common stock
 outstanding                                 3,661,478       2,991,376       3,631,670       2,918,623
                                           ===========     ===========     ===========     ===========

            See notes to condensed consolidated financial statements.

                                       (2)

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                       1999             1998
                                                    -----------       ---------
Cash flows from operating activities
  Net loss                                          ($1,075,708)      ($182,361)
  Total adjustments to reconcile net loss
   to net cash used in operating activities             733,535        (312,170)
                                                    -----------       ---------
Net cash used in operating activities                  (342,173)       (494,531)
                                                    -----------       ---------
Cash flows from investing activities
  Proceeds from payments on notes receivable             17,428              --
  Proceeds from sale of equipment                            --          10,000
  Purchase of furniture and equipment                   (58,758)        (10,200)
                                                    -----------       ---------
Net cash used in investing activities                   (41,330)           (200)
                                                    -----------       ---------
Cash flows from financing activities
  Payment of obligations under capital lease             (7,597)             --
  Payment of debt obligations                           (75,000)        (75,000)
  Proceeds from issuance of debt net of
   deferred financing costs of $34,400                  450,600              --
  Proceeds from unsecured promissory notes                   --          96,000
  Deferred offering costs                                    --         (74,564)
  Change in short-term borrowing                          2,140              --
  Proceeds from secured promissory notes, net
   of financing costs of $24,500                             --         325,500
  Exercise of warrants to purchase common stock              --          10,000
  Sale of common stock, net of offering costs                --         135,000
                                                    -----------       ---------
Net cash provided by financing activities               370,143         416,936
                                                    -----------       ---------
Net decrease in cash                                    (13,360)        (77,795)
Cash, beginning                                          15,910         109,566
                                                    -----------       ---------
Cash, ending                                        $     2,550       $  31,771
                                                    ===========       =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest          $    25,524       $      --
                                                    ===========       =========
  Issuance of common stock in connection with
     Consulting services                            $    27,062       $  21,250
                                                    ===========       =========
     Compensation                                   $        --       $   2,750
                                                    ===========       =========

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended March 31, 1999, 163 shares of the Company's Common Stock were issued as a result of the conversion of 410 shares of Series C Convertible Preferred Stock valued at $4,100.

            See notes to condensed consolidated financial statements.

                                       (3)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


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

NOTE 2 ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                             March 31, 1999      June 30,1998
                                             --------------      ------------
     Accounts payable                           $504,095           $370,633
     Accrued expenses
          Interest                                40,417             20,886
          Salaries                                75,280             43,587
     Payroll Taxes Payable                           276              4,871
                                                --------           --------
     Total                                      $620,068           $439,977
                                                ========           ========

NOTE 3 LONG-TERM DEBT

     Long-term debt consisted of the following:

                                             March 31, 1999      June 30,1998
                                             --------------      ------------
     12% secured debentures due
       July 31, 2001(1)                         $485,000            $    --

     10% secured notes due in January
       and February 1998                              --             75,000
                                                --------            -------
                                                 485,000             75,000
          Less current portion                        --             75,000
                                                --------            -------
          Long term portion                     $485,000            $    --
                                                --------            -------

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

                                       (4)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


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

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through March 31, 1999 was approximately $78,300.

NOTE 5 COMMON STOCK

     As of March 31, 1999, there are outstanding 4,598,710 of non-public warrants to purchase the Company's common stock at prices ranging from $0.25 to $12.50 with a weighted average price of $0.83 per share.

     As of March 31, 1999, there were 132,911 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 98,764 shares of common stock.

                                       (5)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

     As of March 31, 1999, there were $485,000 of secured debentures which can be converted into 485,000 shares of the Company's common stock and $75,000 of unsecured notes which can be converted into 75,000 shares.

     The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 5,257,474 shares as of March 31, 1999, and would be in addition to the 3,696,404 shares of common stock outstanding as of March 31, 1999.

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

     In the three months ended March 31, 1999, the Company issued 54,428 shares of its common stock to a consultant to the Company.

NOTE 6 PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:


                                                         Outstanding
                                                ------------------------------
                                 Allocated      March 31, 1998   June 30, 1998
                                 ---------      --------------   -------------
        Series A Preferred         100,000          23,000           23,000
        Series B Preferred         200,000           5,000            5,000
        Series C Preferred       1,000,000          18,271           18,681
        Series P Preferred         600,000          86,640           86,640
                                 ---------         -------          -------

     Total Preferred Stock       1,950,000         132,911          133,321
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

                                       (6)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

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

NOTE 7 INCOME TAXES

     There was no provision for current income taxes for the nine months ended March 31, 1999 and 1998. The federal net operating loss carry forwards of approximately $16,539,000 expire in varying amounts through 2018.

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

NOTE 8 EVENTS SUBSEQUENT TO MARCH 31, 1999

     During April 1999, the Company received additional short-term financing of $160,000 in the form of notes due in six months with an interest rate of 12% and an extension period of three months at 15%. The notes are convertible at the rate of four shares of stock for every dollar converted.

                                       (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had a working capital deficiency of $560,472, compared with a working capital deficiency of $485,598 as of March 31, 1998. Total assets as of March 31, 1999, were adjusted by $360,500 as a result of establishing an allowance for bad debts on a defaulted note receivable. The current portion of the note receivable which was classified as a current asset totaling approximately $170,000 was reclassified to other assets. The Company has been unable to collect the required monthly payments from the noteholder. The Company has exhausted its efforts and at this time management is not confident that this note will be paid. There was a restructuring of the note in the second quarter to give the noteholder some breathing room to complete some corporate restructuring to repay the note in full. This restructuring was never completed and the payments due on the note ceased. The note and related allowance for bad debts will be carried on the books until the issue can be resolved.

     During the three months ended March 31, 1999, the Company received additional short-term financing of $75,000 in the form of six month 12% convertible notes. These notes pay at an interest rate of 12% and have a three month extension period at an interest rate of 15%. The notes are convertible at the rate of one shares of stock for every dollar converted. In addition, during April an additional $160,000 was received by the Company (See Note 8).

     The Company requires additional working capital in order to maintain its current level of operations. The Company anticipates raising additional capital through either a private placement of preferred stock or debentures. There can be no assurances that the Company will be able to obtain funds. The Company has been financing its operations by factoring its accounts receivable and deferring certain accounts payable.

     RESULTS OF OPERATIONS

     The net loss for the quarter ended March 31, 1999, was $639,761 compared to a net loss of $135,311 for the quarter ended March 31, 1998. The primary reasons for the greater loss for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998, was significantly lower operating revenue and the write-off of a notes receivable, including accrued interest of $11,524, totaling $372,030. Without the write-off for bad debt, the net loss for the quarter ended March 31, 1999, would have been $267,731.

     Revenue for the quarter ended March 31, 1999, was $28,531 compared to revenue of $208,526 for the quarter ended March 31, 1998. The lack of operating revenue for the quarter ended March 31, 1999, is primarily the result of a substantial effort by management of the Company to secure capital to maintain current operations, fulfill larger orders, and position the Company where it is able to grow.

     NINE MONTHS ENDED MARCH 31, 1999 AND 1998

     LIQUIDITY AND CAPITAL RESOURCES

     In July 1998 the Company paid off $75,000 of debt that was secured by all of the assets of the corporation. During the nine months ended March 31, 1999, the Company raised $485,000 through the placement of its Series A 12% Convertible Secured Debentures (see Note 3). An additional $75,000 was raised through the issuance of short-term 12% convertible notes. Additionally, approximately $97,400 of accounts receivable have been factored to meet short term cash needs.

                                       (8)

     The Company is focusing most of its resources and efforts towards marketing its print products. Therefore, it has offered its subsidiary, InfoPak, Inc., for sale. The Company needs additional funding in order to maintain current operations. The Company is not generating sufficient revenues from operations to cover its cost structure and has been funding its operations by selling its securities in private placements, short-term borrowing, and sale of its products.

     RESULTS OF OPERATIONS

     The net loss for the nine months ended March 31, 1999, was $1,075,708 compared to a net loss of $182,361 for the nine months ended March 31, 1998. The nine months ended March 31, 1998, would have resulted in a net loss of $698,509 without the forgiveness of accrued compensation by certain officers of the Company totaling $106,149 and without the sale of the InfoPak Real Estate Product Line totaling $410,000. The nine months ended March 31, 1999, would have resulted in a net loss of $703,678 without the write-off of the note receivable associated with the sale of the InfoPak Real Estate Product Line. The loss before other income and expenses for the nine months ended March 31, 1999, was $687,068 compared to a loss before other income and expenses for the nine months ended March 31, 1998, of $623,674.

     Revenue for the nine months ended March 31, 1999, was $438,932 compared to a revenue of $380,777 for the nine months ended March 31, 1998. For the nine months ended March 31, 1999, the Company recorded sales totaling approximately $326,199 0f its DV3D(R) AnimotionTM print products compared to sales of approximately $186,965 for the nine months ended March 31, 1998. Although the revenue for the nine months ended March 31, 1999, is higher than for the nine months ended March 31, 1998, the majority of the Company's fiscal year 1999 sales came from the first six months of operations. As indicated in the results of operations for the three months ended March 31, 1999, the Company has been unable to focus its efforts on sales during the third quarter (see Results of Operations for the Three Months ended March 31, 1999).

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     1.   The following Exhibits are filed herein:

          27.0 Financial Data Schedule

     2.   Reports on Form 8-K filed:

          None

                                       (9)

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


                                   DIMENSIONAL VISIONS INCORPORATED


DATED: May 10, 1999                By: /s/ John D. McPhilimy
                                      ------------------------------------------
                                      John D. McPhilimy, Chairman, President and
                                      Chief Executive Officer

                                      (10)