Form 10KSB40
period 1999-06-30
DIMENSIONAL VISIONS INC/ DE
filed 1999-10-13
CIK 836809

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number 1-10196

                        DIMENSIONAL VISIONS INCORPORATED
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

                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

     For the fiscal year ended June 30, 1999, the Company's revenue was $741,901.

     As of September 30, 1999, the number of shares of Common Stock outstanding was 5,970,607. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 30, 1999, was approximately $8,574,055 (based upon 5,964,560 shares at $1.4375 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference: (a) Registration Statement on Form S-1, as amended (Registration No. 33-24554), is incorporated in Part III, Item 13(a); (b) Forms 10-KSB for the fiscal years ended June 30, 1992, 1993, 1994, and 1995, are incorporated in Part III, Item 13(a); (c) Current Report on Form 8-K, filed with the SEC on September 27, 1995, (File No. 001-10196) is incorporated in Part III, Item 13(a) ; (d) Registration Statement on Form S-8, filed with the SEC on June 14, 1996 (Registration No. 333-06679), is incorporated in Part III, Item 13(a); and (e) Current Report on Form 8-K, filed with the SEC on October 21, 1997, (File No. 001-10196) is incorporated in Part III, Item 13(a).

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Dimensional Visions Incorporated (the "Company") creates and delivers special value-added & integrated product/packaging solutions and integrated marketing solutions called "HALOGraphix* MarketingLenses(SM) Solutions" utilizing its unique patent pending Multi-Dimensional Digital Design and Production Processing System.

     *HALOGraphix (Holographic Alternative Lenticulated Optics) MarketingLenses(SM) Solutions" are very dramatic Multi-Dimensional Visual Effects. These Multi-Dimensional Visual Effects may be produced in varying sizes to specified customer applications for leading visionary companies who want to differentiate their products from the competition while increasing their sales and profits.

     Lenticulated (also called lenticular) - There is a layer of lenticles (or lenses) in front of the image. They work as a viewer which self adjusts to whatever distance the viewer is from the image. If the viewer is looking at DV3D(R) and Animotion(TM) not only do they allow the viewer to see the proper stereo views, but also fluid animation simultaneously.

The Company's objective is to become a dominant marketer, developer and producer
of   HALOGraphix   MarketingLenses(SM)   Solutions  in  the  United  States  and
internationally.

The Company believes its HALOGraphix MarketingLenses(SM) Solutions offer unique selling solutions demanded by leading companies and select visionary leaders in the "Promotion Marketing Industry," "Advertising & Graphic Design Industry," and Original Equipment Manufacturers throughout the United States.

The Company's sole active subsidiary, InfoPak, Inc., manufactures and markets a hardware/software packaged product line called the "InfoPakSystem(TM)." This system was designed to handle substantial offline information and databases that may require frequent updating.

References herein to the Company include Dimensional Visions Incorporated and its InfoPak, Inc. subsidiary collectively unless the context denotes otherwise.

The Company has decided to focus all of its resources on its HALOGraphix MarketingLenses(SM) Solutions product line. During Fiscal Year 1999, the Company retained an investment-banking firm to assist the Company in the sale of its InfoPak, Inc. subsidiary. The Company has been unable to secure a buyer. The Company will continue to support the operations of InfoPak until such time as it is either sold or management decides to discontinue operations.

The Company currently maintains its executive offices and principal place of business at 2301 West Dunlap Avenue, Suite 207, Phoenix, Arizona 85021, and its telephone number is (602) 997-1990.

COMPANY HISTORY

FISCAL YEARS 1998-1999

In January 1998, the Company established its current headquarters in Phoenix, AZ. Under the leadership of a totally new executive management team, the Company was completely restructured including changing its corporate name to Dimensional Visions Incorporated and modifying its stock trading symbol from DVGL to "DVUI."

FISCAL YEARS 1995-1997

In 1995, Dimensional Visions acquired InfoPak, Incorporated (of Phoenix, Arizona) which is currently a wholly owned subsidiary. InfoPak, Inc. manufactures and markets a hardware/software package called the
"InfoPakSystem(TM)". It was marketed to mobile business professionals and delivered to carefully targeted companies in the automobile appraisal and real-estate businesses.

From 1995 to 1997, the Company utilized the software development resources of InfoPak, Incorporated to develop the patent-pending software and systematic digital process for its HALOGraphix MarketingLenses(SM) Solutions.

FISCAL YEARS 1988-1994

In 1988, Dimensional Visions Group, Ltd. (OTC Bulletin Board: DVGL) was incorporated in the state of Delaware. The Company was headquartered in
Philadelphia, PA. The Company was in the "robotic camera controlled" three-dimensional photographic imaging and lenticular lithographic printing business. The entire complicated process utilized during this timeframe was very expensive and extremely difficult to consistently reproduce quality images to meet the price and delivery demands of the product promotion markets. The Company, during this timeframe, tried unsuccessfully to perfect the complicated "robotic camera" process.

Note: In January 1998, the Company sold all of the original robotic photographic equipment to concentrate on the new HALOGraphix MarketingLenses(SM) Solutions (utilizing very high-end Intel based graphic design computers). The Company believes that the new process is much more cost effective and best meets the demands of today's quick changing market.

STRATEGY

MARKET & PENETRATION

Multi-dimensional marketing promotion, once considered a novelty, is a growing part of the marketing communication mainstream. The nation's most savvy marketing groups and decision-makers are adopting multi-dimensional solutions as means for reaching and influencing readers who simply ignore even the most sophisticated, "flat" marketing communications. HALOGraphix MarketingLenses(SM) Solutions are dramatic. You can combine depth and movement to excite the senses, command attention, and leave a lasting impression. Statistics continue to demonstrate the effectiveness of multi-dimension. Consider the Time magazine study of a mass-circulation dimensional advertisement:

     - 96 percent of Time readers recalled seeing the advertisement. It caught practically everyone's attention.

     - 91 percent reported reading half or more of the advertisement. This compares to the 30-40 percent readership that is typical of a flat print advertisement.

     - 72 percent retained a distinct association between the dimensional advertisement, the corporation that produced the ad, and the services that firm represented.

     - 69 percent were favorably disposed toward the dimensional advertiser, compared to a 14 percent favorable rating among those not exposed to the ad.

HALOGraphix MarketingLenses(SM) Solutions have and will be (a) integrated onto products, (b) integrated onto product packaging, and (c) integrated onto marketing communications for products and services.

The Company defines the market for its HALOGraphix MarketingLenses(SM) Solutions as the following major vertical markets in the United States as further defined and segmented below:

     - Specially selected Original Equipment Manufacturers (OEM's)

     - Specially selected Promotional Marketing Firms.

     - Specially selected Advertising & Graphics Design Firms. (less newspaper, radio and TV)

The Company believes that the market for HALOGraphix MarketingLenses(SM) Solutions is in its infancy particularly with the advent of new very high-end Intel based graphic design computers and vastly improved lenticular plastic extrusion capabilities. With these advances, coupled with the best-integrated software methodology and marketing strategy, the Company believes it can be a market leader.

The  Company   estimates   that  the  market   universe   for  its   HALOGraphix
MarketingLenses(SM) Solutions is as follows:

     Original Equipment Manufacturers: The estimated total annual revenues for original equipment manufacturers is approximately 3.8 trillion dollars with an estimated marketing communications 1-year universe of 38 billion dollars and an estimated marketing communications 5-year universe of 190 billion dollars.

     Promotion Marketing Industry: According to PROMO MAGAZINE, the estimated 1997 revenues for the promotion marketing industry was 79.5 billion dollars. The Company believes that the Premium/Incentives, Point of Purchase, Specialty Printing, and Agencies Net Revenues categories, which account for over 43.7 billion dollars, are potential users of the HALOGraphix MarketingLenses Solutions.

     Advertising Industry: According to ADVERTISING AGE, the 1997 advertising revenues in the U.S. totaled over 187.6 billion dollars. The Company believes that Newspapers, Magazines, Direct Mail, Business Papers, and Miscellaneous other advertising methods are potential users of the HALOGraphix MarketingLenses Solutions. These categories make up over 116.4 billion dollars or 62% of the total advertising revenues.

PRODUCTION

The  Company  controls  or  supervises  all  phases  of  the  production  of its
HALOGraphix   MarketingLenses(SM)  Solutions  from  the  image  development  and computerized enhancement phases through the color separation and printing phases. Images are provided to the Company by clients in many formats including digitally in graphic file formats and photographically in pictures or transparencies. Photographic images are scanned into the computer to be modified and enhanced. Through a proprietary process, several images are composited together to generate a final image that will appear as a three-dimensional and/or animation image when viewed through a lenticular material. Lenticular is a plastic optical material that allows the three-dimensional and/or animation image to be viewed without the use of any viewing apparatus such as glasses or hoods. The final computer image is sent to an image setter located at the Company's main offices where films are made. These films are forwarded to a commercial printer where, through the lithographic process, the images are printed on a polymer based lenticular material which focuses the multi-dimensional or animation images. The Company produces the DV3D(R) and Animotion(TM) images for the final image at its facilities in Phoenix, Arizona. Printing is done under the supervision of the Company with third-party vendors. The polymer based lenticular material on which the DV3D(R) and Animotion(TM) images are printed is supplied by producers in the petrochemical and plastic fabricating industries.

COMPETITION

Other processes currently are available which allow a viewer to perceive an image in three-dimensions, including those which employ stereoscopic glasses and viewing hoods and other processes, and holograms and other three-dimensional image systems which do not require the use of viewing apparatus. The Company is aware of at least two companies, Optigraphics, Inc. and National Graphics, Inc., which compete with the Company's product. Further, the Company's products may be more expensive than conventional, high quality, two-dimensional prints and for this reason, high quality, conventional processes and methods may be favored for many, if not most, illustration and promotion contexts.

PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION

The Company filed a patent application on February 15, 1999 for its HALOGraphix (Holographic Alternative Lenticulated Optics)- DV3D(R) and Animotion(TM) Software and Print System. The Company believes that the patent will issue within two years.

The Company has received trademark registration approval of DV3D(R) and has submitted a trademark application for Animotion(TM) which the Company believes will issue within the next 24 months as well.

The Company enters into confidentiality agreements with all persons and entities who or which may have access to its technology. However, no assurance can be given that such agreements, the patents, or any additional patents that may be issued to the Company will prevent third parties from developing similar or competitive technology. There can be no assurance that the patents will provide the Company with any significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of its patents, or if instituted that any such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial. In addition, no assurance can be given that the Company will have sufficient resources to either institute or defend any action, suit or other proceeding by or against the Company with respect to any claimed infringement of patent or other proprietary rights. In the event that the Company should lose, in the near future, the protection afforded by the patents and any future patents, such event could have a material adverse effect on the Company's operations. Furthermore, there can be no assurance that the Company's technology will not infringe patent or other rights owned by others or licenses to which may not be available to the Company.

EMPLOYEES

As of June 30, 1999, the Company had four employees, including three in management, one of whom is involved in manufacturing, one in marketing and sales, one in finance, and one in administrative and clerical functions. The Company is not a party to any collective bargaining agreements. The Company considers its relations with employees to be good.

SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below is selected financial data derived from the Company's Consolidated Financial statements, some of which appear elsewhere in this Report. This data should be read in conjunction with the Consolidated Financial statements, included elsewhere in this Report.

                            Year Ended      Year Ended     Year Ended     Year Ended     Year Ended
                           June 30, 1999  June 30, 1998  June 30, 1997  June 30, 1996  June 30, 1995
                            -----------    -----------    -----------    -----------    -----------
Operation revenue           $   741,901    $   609,392    $   551,517    $ 1,083,897    $   134,028
Net Loss                    $(1,465,812)   $  (421,659)   $(2,162,134)   $(2,035,647)   $(1,192,332)
Net Loss per share of
common stock                $      (.37)   $      (.14)   $     (1.11)   $     (2.98)   $     (1.81)
Balance Sheet Data:
Working Capital (deficit)   $  (603,946)   $  (235,920)   $  (107,952)   $     9,528    $  (138,013)
Total Assets                $   530,973    $   920,841    $   529,520    $ 1,408,919    $   451,237
Total Liabilities           $ 1,118,740    $   713,539    $   613,947    $   673,058    $ 2,502,230
Stockholders' equity
(deficiency)                $  (587,767)   $   207,302    $   (84,427)   $   735,861    $(2,050,993)

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases approximately 4,364 square feet of office space at 2301 W. Dunlap Avenue, Suites 207 and 201 in Phoenix, Arizona. This location serves as the Company's principal executive offices and the Company's current design and production facilities. The lease covering this property terminates on December 31, 2000. The total lease payments for fiscal year 2000 will be $66,600. The lease also requires the Company to pay all taxes and insurance.

ITEM 3. LEGAL PROCEEDINGS.

On March 12, 1997, Douglas J. Wright filed a lawsuit in the United States District Court, Eastern District of Pennsylvania, against the Company. The case was transferred to the United States District Court, District of Arizona, case number CIV 97-1383 PHX RGS. Mr. Wright claimed he was damaged by the Company's refusal to register warrants owned by Mr. Wright in the amount of $1,549,375. The Company filed a Motion for Summary Judgement which prevailed and this case was dismissed on September 30, 1999.

In July 1996, the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania, case number 96-CV-5259, against Dimensional Graphic Sales, Inc. The Company sought damages in the amount of $213,522 for breach of contract. Dimensional Graphic Sales, Inc. filed a counter-claim against the Company seeking an unspecified amount in excess of $100,000. The matter was moved to deferred status while the parties engaged in settlement negotiations. There has been no action in this matter by either party and the Company will no longer pursue this claim.

In June 1999, Electronic Pricing Guides, Inc., an Arizona corporation ("EPG"), filed a claim against InfoPak, Inc., a Delaware corporation and the Company at the American Arbitration Association, Dallas, Texas branch, arbitration file number 76 Y 181 00146 99. EPG claimed breach of contract and InfoPak, Inc. filed a counter-claim also seeking breach of contract and breach of promissory note. EPG seeks money damages for lost business in an undiscerned amount. InfoPak seeks money damages in the amount of $85,500 plus interest from March 1, 1998 and $8,000. The Company does not believe that this legal proceedings will have a material adverse effect on the Company's financial condition or operating results.

To the best knowledge of management, there are no other material litigation matters pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth fiscal quarter of 1998.

                                     PART II

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

                                                                 HIGH      LOW
                                                                 ----      ---
FISCAL 1998
  First Quarter..............................................    2 1/2    1 1/8
  Second Quarter.............................................    2 1/2      1/2
  Third Quarter..............................................    2 1/4      1/2
  Fourth Quarter.............................................    1 5/8      3/4

FISCAL 1999
  First Quarter..............................................  1 11/32    27/64
  Second Quarter.............................................    21/32      1/4
  Third Quarter..............................................     7/16     3/16
  Fourth Quarter.............................................    27/32     3/16

FISCAL 2000
  First Quarter..............................................   2 3/16      3/8

HOLDERS

     As of September 30, 1999, the number of stockholders of record was 438, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 3,000 stockholders in total.

DIVIDENDS

     The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

     Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, a 8% annual dividend is due and owing. As of June 30, 1999, the Company has not declared dividends on Series A or B preferred stock. The unpaid cumulative dividends totaled approximately $88,000. See Note 10 of Notes to Consolidated Financial Statements.

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

As of June 30, 1998, the Company's financial position was precarious. The Company needed funding in order to maintain current operations. The Company funded its operations by selling its securities in private placements, through short-term borrowing, and from the sale of its products.

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

RESULTS OF OPERATIONS

The net loss for the fiscal year ended June 30, 1998, was $421,659 compared with a net loss of $2,162,134 for the fiscal year ended June 30, 1997. The reduction of the net loss was the result of the gain recognized from the sale of the product line of $410,000, the elimination of the amortization of goodwill, the forgiveness of accrued compensation, and the reduction in operating expenses of approximately $700,000 which consisted largely of compensation, consulting fees, travel, and stock related costs.

Revenue for the fiscal year ended June 30, 1998, was $609,392 compared to revenue of $551,517 for the fiscal year ended June 30, 1997. Approximately $323,000 of total revenues for the fiscal year ended June 30, 1998 was from print products. Although operating revenues for fiscal year 1998 were only slightly higher than fiscal 1997, the product mix was significantly different. Prior to the sale of the real estate product line the majority of the revenues was generated by InfoPak. Beginning in January 1998, the majority of the revenue was generated through the sale of the Company's print products.

In September 1997, the Company sold its real estate multiple listing data delivery system. The purchase price was $410,000 plus the assumption of $59,427 in contingent liabilities. The purchase price did not include a $40,000 payment which was applied to outstanding accounts receivable. The $410,000 was payable ratably over a thirty-six month period at ten percent interest. The terms were subsequently changed to forty-eight months at eleven percent. In connection with the sale the Company agreed to provide consulting services for a period of one hundred and twenty days at no cost and thereafter at certain prescribed rates.

FISCAL YEARS 1998 AND 1999

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had a working capital deficiency of $603,946 compared with a working capital deficiency of $235,920 as of June 30, 1998. The decrease in working capital is largely the result of increased short-term borrowings used as operating funds, the write-off of certain bad debts (see Note 3 to the Consolidated Financial Statements), and the reduction of accounts receivable. During the period ended June 30, 1999, the Company raised a total of $720,000 before debt issuance costs of approximately $57,450 through the sale of long and short term debentures.

As of June 30, 1999, the Company's financial position is still precarious. The Company needs funding in order to maintain current operations. The Company is continuing to fund its operations by selling its securities in private placements, through long-term and short-term borrowing, and from the sale of its products.

The Company's independent auditors report contained an explanatory paragraph regarding the ability of the Company to continue as a going concern.

RESULTS OF OPERATIONS

The net loss for the fiscal year ended June 30, 1999, was $1,465,812 compared with a net loss of $421,659 for the fiscal year ended June 30, 1998. The substantial increase of the net loss is the result of the gain recognized from the sale of the product line of $410,000 for the fiscal year ended June 30, 1998, and the subsequent recognition of bad debt totaling $402,006 for the fiscal year ended June 30, 1999. Interest expense and administrative expenses were also significantly higher for the fiscal year ended June 30, 1999.

Revenue for the fiscal year ended June 30, 1999, was $741,901 compared to revenue of $609,392 for the fiscal year ended June 30, 1998. Approximately $614,000 of total revenue for the fiscal year ended June 30, 1999, was from print products compared to $323,000 of total revenue for the fiscal year ended June 30, 1998. The Company is continuing to increase the percentage of print revenue as a part of total revenue. Sales of products and licensing fees for InfoPak, Inc. are continuing to diminish.

On March 1, 1998, the Company sold computer hardware through its InfoPak, Inc. subsidiary to a customer for $100,000 and agreed to accept a note for $90,000 with interest at 10% commencing on September 1, 1998. The Company has not been able to collect the required monthly payments due on this note. The customer has filed for an arbitration hearing on the basis that the Company failed to provide data to support their customer base (see Note 3 to the Consolidated Financial Statements). The Company has filed a counter-claim for full payment of the note.

EVENTS SUBSEQUENT TO JUNE 30, 1999

The Company has received subscription agreements for the sale of 1,125,000 shares of its Common Stock totaling $875,000. As of October 7, 1999, the Company has received $750,000.

The Company extended an offer to the long and short term debenture holders to convert their debt into shares of the Company's common stock at $.375 per share which was the market closing price the day the offer was made. As of October 7, 1999, all of the debenture holders have agreed to convert the principal and interest into shares of the Company's Common Stock. The Company has agreed to register these shares with the SEC on the appropriate form. Additionally, certain accounts payable were offered the opportunity to convert their receivables into shares of the Company's Common Stock at $.375 per share. Approximately $62,000 of accounts payable were converted. See Note 17 to the Consolidated Financial Statements for a pro forma statement of the changes to the Company's Balance Sheet.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

The Company believes its key internal software systems are either compliant, the vendors claim compliance, or the problems can be corrected by purchasing small amounts of hardware, software or software upgrades, where necessary. Based on its assessments and current knowledge, the Company believes it will not, as a result of the Year 2000 issue, experience any material disruptions in internal processes, information processing or services from outside relationships. The Company presently believes that the Year 2000 issue will not pose significant operational problems and the Company will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

      Name                 Age                    Position
      ----                 ---                    --------
John D. McPhilimy          56      Director, Chairman of the Board of Directors
                                   and Chief Executive Officer

Roy D. Pringle             31      Vice President and Chief Financial Officer

Bruce D. Sandig            40      Senior Vice President Engineering

Susan A. Gunther           49      Director

----------

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

     Mr. Bruce D. Sandig was appointed as a Director of the Company in January 1998 and as Senior-Vice President of Creative Design and Production Engineering of the Company in November 1997 and provides overall development and integration of the DV3D(R) and Animotion(TM) Multi-Dimensional Images systems. Mr. Sandig was a co-founder of InfoPak in 1992. Mr. Sandig has over 15 years experience in electro-mechanical and software engineering/design with such companies as Universal Propulsion Company, Kroy, Inc., Dial Manufacturing, and Softie, Inc., where he also created several proprietary software games for Nintendo

     Ms. Susan A. Gunther has served as Director of the Company since January 1998. Since January 1998 she has served as Managing Principal Consultant for Oracle, Inc. She served as Director of Business Processing from March 1995 to December 1997 for AmKor Electronics.

     On March 11, 1999, Mr. Ray Quadt and Mr. Lawrence Olson resigned as directors of the Company, and on June 25, 1999, Mr. George Smith resigned as a Director of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation earned by or paid to the Company's Chief Executive Officer for the fiscal year ended June 30, 1999. No officer of the Company earned more than $100,000 in the fiscal year ended June 30, 1999.

                                                                Long Term Compensation
                                                          -----------------------------------
                                 Annual Compensation              Awards              Payouts
                           -----------------------------  -------------------------   -------
                                                                        Securities
                                            Other Annual  Restricted    Underlying     LTIP     All Other
                           Salary    Bonus  Compensation    Stock      Options/SARs   Payouts  Compensation
                    Year     ($)      ($)       ($)        Awards ($)      (#)          ($)        ($)
                    ----   -------   -----  ------------  -----------  ------------   -------  ------------
John D. McPhilimy   1999   $89,250    $0        $0            $0            --          $0         $0

                   OPTIONS/SAR GRANTS IN THE FISCAL YEAR 1999
                                INDIVIDUAL GRANTS

                            Number of
                            Securities       % of Total
                            Underlying   Options/SARs Granted
                            Option/SARs    to Employees in      Exercise or Base  Expiration
      Name            Year  Granted (#)       Fiscal Year        Price ($/Share)     Date
      ----            ----   --------    --------------------   ----------------  ----------
John D. McPhilimy     1999      0                 --                   --             --

       AGGREGATED OPTIONS/SAR EXERCISES IN THE FISCAL YEAR 1999 AND FY-END
                                OPTION/SAR VALUES

                                                   Number of Securities
                              Shares               Underlying Exercised       Value of
                             Acquired             Options/ SARs at FY-End    Unexercised
                                on                          (#)             In-the-Money
                             Exercise    Value          Exercisable/       Options/SARs at
      Name            Year      (#)     Realized       Unexercisable         FY-End ($)
      ----            ----   --------   --------  -----------------------  ---------------
John D. McPhilimy     1999      --          0         450,000(E)/0(U)         $191,250

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the shares of the Company's outstanding Common Stock beneficially owned as of June 30, 1999 by
(i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by the Company to own beneficially more than 5% of the Company's Common Stock.

                                             Amount and Nature of     Percent
Name and Address of Beneficial Owners(1)   Beneficial Ownership(2)  Ownership(2)
----------------------------------------   -----------------------  ------------
George S. Smith (3)                                280,141              5.32
3688 N. Littlerock Drive
Provo, UT 84604

John D. McPhilimy (4)                              450,000              8.05
1340 W. Elgin Street
Chandler, AZ 85224

Bruce D. Sandig (5)                                270,962              5.04
13247 N. 3rd Place
Phoenix, AZ 85022

Roy D. Pringle (6)                                 216,047              4.04
7186 W. Topeka Drive
Glendale, AZ 85308

Susan A. Gunther (7)                                40,000              0.77
26210 S. Lime Drive
Queen Creek, AZ 85242

All executive officers and directors
as a group (4 persons) (8)                         977,009             16.07

----------
(1) Each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each of such persons may be reached through the Company at 2301 W. Dunlap Avenue, Suite 207, Phoenix, Arizona 85021.

(2) The percentages shown are calculated based upon the 5,138,192 shares of Common Stock outstanding on June 30, 1999. The numbers and percentages shown include the shares of Common Stock actually owned as of June 30, 1999 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of June 30, 1998 upon the exercise of options and warrants, or the conversion of Preferred Stock, are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3) Mr. Smith, owns 155,141 shares of the Company's Common Stock. Also included in the amount are warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $.20 until October 28, 2003.

(4) Mr. McPhilimy has warrants to purchase 450,000 shares of the Company's Common Stock at an exercise price of $.20 until October 28, 2003.

(5) Mr. Sandig owns 30,962 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants to purchase 240,000 shares of the Company's Common Stock at an exercise price of $.20 until October 28, 2003.

(6) Mr. Pringle owns 6,047 shares of the Company's Common Stock. Also included in the amount are common stock purchase warrants to purchase 210,000 shares of the Company's Common Stock at an exercise price of $.20 until October 28, 2003.

(7) Ms. Gunther has warrants to purchase 20,536 shares of the Company's Common Stock at an exercise price of $.50 until October 28, 2003.

(8) Includes common stock purchase warrants to purchase in the aggregate 977,009 shares of the Company's Common Stock.

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

     As of June 30, 1999, no options are outstanding under this plan.

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

     As of June 30, 1999, 4,558,978 shares have been issued pursuant to this plan.

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

     Roy D. Pringle has an employment agreement with the Company. The term of the agreement is three years ending in November 2000. Mr. Pringle's base compensation is $72,000 per year.

     Bruce D. Sandig has an employment agreement with the Company. The term of the agreement is three years ending in November 2000. Mr. Sandig's base compensation is $84,000 per year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1(f)    Articles of Incorporation, dated May 12, 1988

     3.2(a)    Bylaws

     4.1(b) Certificate of Designation of Series A Convertible Preferred Stock, dated December 12, 1992

     4.2(b) Certificate of Designation of Series B Convertible Preferred Stock, dated December 22, 1993

     4.3(c) Certificate of Designation of Series P Convertible Preferred Stock, dated September 11, 1995

     4.4(d) Certificate of Designation of Series S Convertible Preferred Stock, dated August 28, 1995

     4.5(d) Certificate of Designation of Series C Convertible Preferred Stock, dated November 2, 1995

     4.6(f)    Form of Warrant Agreement to debt holders, dated January 15, 1998

     4.7(f)    Form of Warrant Agreement to debt holders, dated April 8, 1998

     4.8(f) Form of Warrant Agreement to participants in Private Placement dated April 8, 1998

     4.9(f)    Series A Convertible Secured Debenture

     4.10(f)   Security Agreement for Series A Convertible Secured Debentures

     10.1(b)   Stock Option Plan

     10.2(d)   1996 Equity Incentive Plan

     10.3(e) Agreement dated September 25, 1997 by and between InfoPak, Inc., DataNet Enterprises, LLC, and David and Staci Noles

     10.4      Lease Agreement, dated October 27, 1997

     21.0      Subsidiaries of the Registrant

     27.0      Financial Data Schedule

(b)  Reports on Form 8-K.

               None.

----------
(a) Incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (Registration No. 33-24554).

(b) Incorporated by reference from the Registrant's Forms 10-KSB for the fiscal years ended June 30, 1992, 1993, 1994, and 1995.

(c) Incorporated by reference from the Registrant's Current Report on Form 8-K, filed with the SEC on September 27, 1995.

(d) Incorporated by reference from the Registrant's Registration Statement on Form S-8, filed with the SEC on June 14, 1996 (Registration No. 333-06679).

(e) Incorporated by reference from the Registrant's Current Report on Form 8-K, filed with the SEC on October 21, 1997.

(f) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended June 30, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        DIMENSIONAL VISIONS INCORPORATED

DATED: October 8, 1999                  By: /s/ John D. McPhilimy
                                            ------------------------------------
                                            John D. McPhilimy, Chairman and
                                            Chief Executive Officer

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                           Date
     ---------                        -----                           ----

/s/ John D. McPhilimy            Chairman, Chief Executive       October 8, 1999
--------------------------       Officer
John D. McPhilimy

/s/ Bruce D. Sandig              Vice President, Director        October 8, 1999
--------------------------
Bruce D. Sandig

/s/ Susan A. Gunther             Director                        October 8, 1999
--------------------------
Susan A. Gunther

                DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                FINANCIAL REPORT

                       YEARS ENDED JUNE 30, 1999 AND 1998

            Index to Consolidated Financial Statements and Schedules

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                F-2

Consolidated Financial Statements

  Balance Sheet                                                             F-4

  Statements of Operations                                                  F-5

  Statements of Stockholders'Deficiency                                     F-6

  Statements of Cash Flows                                                  F-10

  Notes to Consolidated Financial Statements                                F-14

Schedules

  Independent Auditors' Report                                              F-35

  Schedule IV - Property and Equipment                                      F-36

  Schedule V - Accumulated Depreciation and
    Amortization of Property and Equipment                                  F-37

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Dimensional Visions Incorporated and Subsidiary (the "Company") as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Incorporated and Subsidiary as of June 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has financed its operations primarily through the sale of its securities. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited sales of its products, which raises substantial doubt about the Company's ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to

To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary


(1)   successfully   market  its  products,   (2)  obtain   sufficient   capital
contributions and/or financing as may be required to sustain its current operations and fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately achieve a level of profitability. Management's plan concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        GITOMER & BERENHOLZ, P.C.

Jenkintown, Pennsylvania
October 7, 1999

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999

                                     ASSETS
Current assets
  Cash                                                             $     20,019
  Notes receivable, net of allowance for bad
    debts of $402,006                                                    41,663
  Accounts receivable, trade, net of allowance for
    bad debts of $11,833                                                 78,068
  Inventory                                                               6,900
  Prepaid expenses                                                       17,896
                                                                   ------------
    Total current assets                                                164,546
                                                                   ------------
Equipment
  Equipment                                                             401,678
  Furniture and fixtures                                                 50,162
                                                                   ------------
                                                                        451,840
  Less accumulated depreciation                                         279,681
                                                                   ------------
                                                                       172,159
                                                                   ------------
Other assets
  Deferred costs                                                        158,567
  Patent rights and other assets                                         35,701
                                                                   ------------
                                                                        194,268
                                                                   ------------
    Total assets                                                   $    530,973
                                                                   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Short-term borrowings                                            $    213,767
  Current portion of obligations under capital leases                    20,552
  Accounts payable, accrued expenses and other
    liabilities                                                         534,173
                                                                   ------------
    Total current liabilities                                           768,492
                                                                   ------------
Long-term debt                                                          268,215
                                                                   ------------
Obligations under capital leases, net of current portion                 82,033
                                                                   ------------
    Total liabilities                                                 1,118,740
                                                                   ------------
Commitments and contingencies                                                --

Stockholders' equity (deficiency)
  Preferred stock - $.001 par value, authorized 10,000,000
    shares; issued and outstanding 130,810 shares                           131
  Additional paid-in capital                                            658,170
                                                                   ------------
                                                                        658,301
  Common stock - $.001 par value, authorized 100,000,000
    shares; issued and outstanding 5,138,192 shares                       5,138
  Additional paid-in capital                                         19,556,402
  Deficit                                                           (20,807,608)
                                                                   ------------
    Total stockholders' equity (deficiency)                            (587,767)
                                                                   ------------
    Total liabilities and stockholders' equity (deficiency)        $    530,973
                                                                   ============

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1999 AND 1998


                                                      1999              1998
                                                   -----------      -----------
Operating revenue                                  $   741,901      $   609,392
Cost of sales                                          562,711          473,147
                                                   -----------      -----------
Gross profit                                           179,190          136,245
Sale of product line                                        --          410,000
                                                   -----------      -----------
                                                       179,190          546,245
                                                   -----------      -----------
Operating expenses
  Engineering and development costs                    146,480          226,237
  Marketing expenses                                   301,630          249,607
  General and administrative expenses                  605,347          395,414
                                                   -----------      -----------
    Total operating expenses                         1,053,457          871,258
                                                   -----------      -----------
Loss before other income (expenses)                   (874,267)        (325,013)
                                                   -----------      -----------
Other income (expenses)
  Interest expense                                    (207,727)         (92,117)
  Interest income                                       18,188           30,806
  Loss on sale/abandonment of leasehold
    improvements and equipment                              --          (35,335)
  Bad debt expense on notes receivable                (402,006)              --
                                                   ===========      ===========
                                                      (591,545)         (96,646)
                                                   -----------      -----------
Net loss                                           $(1,465,812)     $  (421,659)
                                                   ===========      ===========
Loss per share
  Basic and diluted loss per common share          $      (.37)     $      (.14)
                                                   ===========      ===========
Shares used in computing net loss per share          3,973,118        3,073,650
                                                   ===========      ===========

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                           Preferred Stock                      Common Stock
                                          ($.001 Par Value)   Additional      ($.001 Par Value)
                                         -------------------    Paid-in     ---------------------
                                           Shares     Amount    Capital       Shares      Amount
                                           -------    -----    ---------    ----------    -------
Balance, July 1, 1997                      219,378    $ 219    $ 923,209    68,137,872    $68,138

Conversion of 2,500 shares of Series A
convertible preferred stock valued at
$25,000 into 100,000 pre-split shares of
the Company's common stock                  (2,500)      (3)     (24,997)      100,000        100

Conversion of 81,407 shares Series P
convertible preferred stock valued at
$203,517 into 814,070 pre-split shares
of the Company's common stock              (81,407)     (81)    (203,436)      814,070        814

Conversion of 2,150 shares Series S
convertible preferred stock valued at
$11,500 into 215,000 pre-split shares of
the Company's common stock                  (2,150)      (2)     (11,498)      215,000        215

Conversion of 50,000 of convertible
debentures to 1,818,182 pre-split shares
of the Company's common stock issued
pursuant to a Regulation S offering             --       --           --     1,818,182      1,818

Exercise of 1,000,000 warrants to
purchase 1,000,000 pre-split shares of
the Company's common stock at $.10 per
share                                           --       --           --     1,000,000      1,000

Issuance of 50,000 pre-split shares of
the Company's common stock to an
employee for compensation valued at $2,750      --       --           --        50,000         50

Issuance of 180,000 pre-split shares of
the Company's common stock to consultants
for services valued at $11,250                  --       --           --       180,000        180

The Company sold through a private
placement 1,400,000 pre-split shares of
the Company's common stock valued at
$.05 per share                                  --       --           --     1,400,000      1,400

The Company sold through an offshore
placement 1,666,666 pre-split shares of
the Company's common stock valued at
$.045 per share                                 --       --           --     1,666,666      1,667

                                             Additional
                                               Paid-in
                                               Capital      Deficit       Total
                                               -------      -------       -----
Balance, July 1, 1997                        $17,844,144  $(18,920,137)  $(84,427)

Conversion of 2,500 shares of Series A
convertible preferred stock valued at
$25,000 into 100,000 pre-split shares of
the Company's common stock                        24,900            --         --

Conversion of 81,407 shares Series P
convertible preferred stock valued at
$203,517 into 814,070 pre-split shares
of the Company's common stock                    202,703            --         --

Conversion of 2,150 shares Series S
convertible preferred stock valued at
$11,500 into 215,000 pre-split shares of
the Company's common stock                        11,285            --         --

Conversion of 50,000 of convertible
debentures to 1,818,182 pre-split shares
of the Company's common stock issued
pursuant to a Regulation S offering               48,182            --     50,000

Exercise of 1,000,000 warrants to
purchase 1,000,000 pre-split shares of
the Company's common stock at $.10 per
share                                              9,000            --     10,000

Issuance of 50,000 pre-split shares of
the Company's common stock to an
employee for compensation valued at $2,750         2,700            --      2,750

Issuance of 180,000 pre-split shares of
the Company's common stock to consultants
for services valued at $11,250                    11,070            --     11,250

The Company sold through a private
placement 1,400,000 pre-split shares of
the Company's common stock valued at
$.05 per share                                    68,600            --     70,000

The Company sold through an offshore
placement 1,666,666 pre-split shares of
the Company's common stock valued at
$.045 per share                                   73,333            --     75,000

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                           Preferred Stock                   Common Stock
                                          ($.001 Par Value)  Additional    ($.001 Par Value)
                                          ----------------    Paid-in    --------------------
                                           Shares    Amount   Capital      Shares     Amount
                                           -------   -----   ---------   ----------   -------
Issuance of 1,500,000 post-split warrants
to purchase 1,500,000 shares of the
Company's common stock at $.50 per share
for a five year period commencing January
1998 to the investment banker connection
with private placement of the Company's
securities                                      --      --          --           --        --

Issuance of 420,000 warrants to purchase
the Company's common stock at $1 per share
based on the post-split price for a five
year period commencing during October 1997
through January 1998 in connection with a
bridge loan that was converted to equity        --      --          --           --        --

Issuance of 297,000 post-split warrants
to purchase the Company's common stock
at prices ranging from approximately
$.91 to $.93 per share in connection
with the issuance of debentures that
were converted to equity for a three
year period commencing April 1998 or
June 1998. The warrant price was
adjusted by the accrued interest on the
debenture that was applied against the
warrant exercise price                          --      --          --           --        --

The noteholders converted substantially
all the short term loans and related
interest through a private placement
into 14,921,000 pre-split shares of the
Company's common stock valued at $1.50
per share based on the post-split price
or $.06 per share at the pre-split price
and issued 298,808 post-split warrants
to purchase the Company's common stock
at $1.50 per share until February 28,
1999 and $2.00 per share until February
28, 2001                                        --      --          --   14,921,000    14,921


                                                   Additional
                                                    Paid-in
                                                    Capital      Deficit       Total
                                                  -----------  ------------   --------
Issuance of 1,500,000 post-split warrants
to purchase 1,500,000 shares of the
Company's common stock at $.50 per share
for a five year period commencing January
1998 to the investment banker connection
with private placement of the Company's
securities                                             --            --         --

Issuance of 420,000 warrants to purchase
the Company's common stock at $1 per share
based on the post-split price for a five
year period commencing during October 1997
through January 1998 in connection with a
bridge loan that was converted to equity               --            --         --

Issuance of 297,000 post-split warrants
to purchase the Company's common stock
at prices ranging from approximately
$.91 to $.93 per share in connection
with the issuance of debentures that
were converted to equity for a three
year period commencing April 1998 or
June 1998. The warrant price was
adjusted by the accrued interest on the
debenture that was applied against the
warrant exercise price                              1,660            --      1,660

The noteholders converted substantially
all the short term loans and related
interest through a private placement
into 14,921,000 pre-split shares of the
Company's common stock valued at $1.50
per share based on the post-split price
or $.06 per share at the pre-split price
and issued 298,808 post-split warrants
to purchase the Company's common stock
at $1.50 per share until February 28,
1999 and $2.00 per share until February
28, 2001                                          477,779            --    492,700

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                           Preferred Stock                  Common Stock
                                          ($.001 Par Value)  Additional   ($.001 Par Value)
                                           ---------------    Paid-in    --------------------
                                           Shares    Amount   Capital      Shares     Amount
                                           -------   -----   ---------   ----------   -------
Issuance of a warrant to purchase 3.53
units each consisting of 16,000 shares of
the Company's common stock and 8,000
redeemable common stock purchase warrants
to the investment banker in connection
with the private placement of the
Company's securities at $28,800 per unit
for a five year period commencing
April 1998                                      --      --          --           --        --

1 for 25 reverse stock split                    --      --          --  (86,690,419)  (86,691)

Net loss                                        --      --          --           --        --
                                           -------    ----    --------  -----------  --------
Balance, June 30, 1998                     133,321    $133    $683,278    3,612,101  $  3,612
                                           =======    ====    ========  ===========  ========

                                             Additional
                                              Paid-in
                                              Capital       Deficit      Total
                                            -----------  ------------   --------
Issuance of a warrant to purchase 3.53
units each consisting of 16,000 shares of
the Company's common stock and 8,000
redeemable common stock purchase warrants
to the investment banker in connection
with the private placement of the
Company's securities at $28,800 per unit
for a five year period commencing
April 1998                                           28            --         28

1 for 25 reverse stock split                     86,691            --         --

Net loss                                             --      (421,659)  (421,659)
                                            -----------  ------------   --------
Balance, June 30, 1998                      $18,862,075  $(19,341,796)  $207,302
                                            ===========  ============   ========

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                           Preferred Stock                  Common Stock
                                          ($.001 Par Value)  Additional   ($.001 Par Value)
                                           ---------------    Paid-in    -------------------
                                           Shares    Amount   Capital      Shares    Amount
                                           -------   -----   ---------   ----------  -------
Balance, July 1, 1998                      133,321   $ 133   $ 683,278   3,612,101   $3,612

Conversion of 1,500 shares Series B
convertible preferred stock valued at
$15,000 into 6,000 shares of the
Company's common stock                      (1,500)     (1)    (14,999)      6,000        6

Conversion of 1,011 shares Series C
convertible preferred stock valued at
$10,110 into 47,390 shares of the
Company's common stock                      (1,011)     (1)    (10,109)        403       --

Issuance of 1,519,688 shares of the
Company's common stock to consultants
for services valued at $320,593                 --      --          --   1,519,688    1,520

Issuance of 485,000 warrants to purchase
485,000 shares of the Company's common
stock at $.50 per share for a three and
a half year period commencing January 16,
1998 in connection with the issuance of
convertible debentures due July 31, 2001
Black Scholes option pricing model was
used to value the warrants                      --      --          --          --       --

Issuance of 85,000 warrants to purchase
85,000 shares of the Company's common
stock at $.25 per share and issuance of
150,000 warrants to purchase 150,000
shares of the Company's common stock at
$.10 per share for a three year period
commencing January 25, 1999 in connection
with the issuance of convertible
debentures due July 1999 through October
1999. The Black Scholes option pricing
model was used to value the warrants            --      --          --          --       --

Net loss                                        --      --          --          --       --
                                          --------   -----   ---------   ---------   ------
Balance, June 30, 1999                     130,810   $ 131   $ 658,170   5,138,192   $5,138
                                          ========   =====   =========   =========   ======

                                            Additional
                                             Paid-in
                                             Capital      Deficit         Total
                                           -----------  ------------    --------
Balance, July 1, 1998                      $18,862,075  $(19,341,796)   $207,302

Conversion of 1,500 shares Series B
convertible preferred stock valued at
$15,000 into 6,000 shares of the
Company's common stock                          14,994            --          --

Conversion of 1,011 shares Series C
convertible preferred stock valued at
$10,110 into 47,390 shares of the
Company's common stock                          10,110            --          --

Issuance of 1,519,688 shares of the
Company's common stock to consultants
for services valued at $320,593                319,073            --     320,593

Issuance of 485,000 warrants to purchase
485,000 shares of the Company's common
stock at $.50 per share for a three and
a half year period commencing January 16,
1998 in connection with the issuance of
convertible debentures due July 31, 2001
Black Scholes option pricing model was
used to value the warrants                     310,850            --     310,850

Issuance of 85,000 warrants to purchase
85,000 shares of the Company's common
stock at $.25 per share and issuance of
150,000 warrants to purchase 150,000
shares of the Company's common stock at
$.10 per share for a three year period
commencing January 25, 1999 in connection
with the issuance of convertible
debentures due July 1999 through October
1999. The Black Scholes option pricing
model was used to value the warrants            39,300            --      39,300

Net loss                                            --    (1,465,812) (1,465,812)
                                           -----------  ------------   ---------
Balance, June 30, 1999                     $19,556,402  $(20,807,608)  $(587,767)
                                           ===========  ============   =========

                       See notes to financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1999 AND 1998


                                                        1999            1998
                                                    -----------     -----------
Operating activities:
  Net loss                                          $(1,465,812)    $  (421,659)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Gain on sale of product line                           --        (410,000)
      Allowance for bad debts on notes
        receivable                                      402,006              --
      Compensation paid to officers/
        employees through issuance of
        warrants and common stock                            --           2,750
      Consulting service paid through
        issuance of warrants and common
        stock                                            65,593          11,250
      Depreciation and amortization of
        property and equipment                           46,172          43,117
      Amortization of debt discount                     112,132              --
      Amortization of other assets and
        deferred costs                                   36,811          19,856
      Interest expense paid through
        reduction of warrant price to
        debenture holders                                    --           1,660
      Interest expense paid through
        issuance of common stock                             --          73,840
      Loss on sale/abandonment of leasehold
        improvements and equipment                           --          35,335
      Transfer of prepaid expenses to assets
        sold                                                 --         (10,002)
      Changes in assets and liabilities
        which provided (used) cash
          Accounts receivable, trade                     66,552         (62,319)
          Inventory                                      62,464         109,763
          Prepaid supplies and expenses                   7,782         (15,677)
          Accounts payable, accrued expenses
            and other liabilities                        94,196          26,030
                                                    -----------     -----------
  Net cash used in operating activities                (572,104)       (596,056)
                                                    -----------     -----------
Investing activities:
  Payment of obligations under capital lease            (16,477)        (19,850)
  Purchase of equipment                                 (57,279)        (10,200)
  Deposits                                                   --          (4,100)
  Notes receivable                                           --         (90,000)
  Proceeds from payments on notes receivable             18,169          38,162
                                                    -----------     -----------
  Net cash used in investing activities                 (55,587)        (85,988)
                                                    -----------     -----------

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998



                                                            1999         1998
                                                         ---------    ---------
Financing activities:
  Proceeds from Sale of:
      Common stock                                              --      145,000
      Warrant right                                             --           28
  Short-term borrowings                                    235,000           --
  Long-term debt                                           485,000           --
  Reduction in deferred consulting fee contract
    originally paid in common stock                        100,000           --
  Debt obligation not converted to common stock                 --       25,000
  Debt obligations converted to common stock
    net of offering costs of $203,140 in 1998                   --      418,860
  Issuance of common stock in connection
    with the exercise of warrants                               --       10,000
  Proceeds from sale of equipment and
    supplies                                                    --       10,000
  Borrowings from factor                                   195,560       79,500
  Payment of debt obligations                             (350,060)    (100,000)
  Disbursement of debt issuance costs                      (33,700)          --
                                                         ---------    ---------

Net cash provided by financing activities                  631,800      588,388
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents         4,109      (93,656)
Cash and cash equivalents, beginning of year                15,910      109,566
                                                         ---------    ---------

Cash, end of year                                        $  20,019    $  15,910
                                                         =========    =========

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                 $  34,957    $   5,425
                                                         =========    =========
  Issuance of common stock in connection
    with consulting services                             $ 320,593    $  11,250
                                                         =========    =========

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998



Supplemental disclosure of non-cash investing and financing activities for fiscal year 1999:

     The Company issued 6,403 shares of the Company's common stock in connection with the conversion of convertible preferred stock valued at $25,110 as follows:

                                                                    Converted to
                                                      Value         Common Stock
                                                      -----         ------------
     Series B Convertible Preferred Stock            $15,000            6,000
     Series C Convertible Preferred Stock             10,110              403
                                                     -------            -----

                                                     $25,110            6,403
                                                     =======            =====

     The Company issued 1,519,688 shares of the Company's common stock to consultants for services valued at $320,593.

     The Company recorded additional paid-in capital of $350,150 with the issuance of warrants to purchase 920,000 shares of the Company's common stock in connection with the short and long-term debenture financing.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998

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

     The Company issued 596,840 shares (14,921,000 pre-split shares) of the Company's common stock in connection with the conversion of $695,840 short-term debt and related interest expense.

     The Company issued 45,163 shares (1,129,070 pre-split shares) of the Company's common stock in connection with the conversion of convertible preferred stock valued at $240,018 as follows:

                                                                    Converted to
                                                      Value         Common Stock
                                                      -----         ------------
     Series A Convertible Preferred Stock            $ 25,000          100,000
     Series P Convertible Preferred Stock             203,518          814,070
     Series S Convertible Preferred Stock              11,500          215,000
                                                     --------        ---------

                                                     $240,018        1,129,070
                                                     ========        =========

     The Company issued 7,200 shares (180,000 pre-split shares) of the Company's common stock to consultants for services valued at $11,250.

     The Company issued 2,000 shares (50,000 pre-split shares) of the Company's common stock to employees valued at $2,750 for compensation and/or accrued compensation.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1999 AND 1998


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

     The Company has financed its operations primarily through the sale of its securities. The Company has had limited sales of its products during the years ended June 30, 1999 and 1998. Even though the sales during the past two years have significantly increased over the prior years, the volume of business is not nearly sufficient to support the Company's cost structure.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred losses since inception of $20,807,608 and has a working capital deficiency of $603,946 as of June 30, 1999. The future of the Company as an operating business will depend on its ability to (1) successfully market and sell its products, (2) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately achieve a level of profitability. Management's plan to address these issues includes (a) redirecting its marketing efforts of the Company's products and substantially increasing sales results, (b) continued exercise of tight cost controls to conserve cash, (c) raising additional long term financing, and (d) selling of its subsidiary.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at June 30, 1999, plus the limited revenue is not sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management plans include the continued expansion of the sale of its products and the sale of additional securities.

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

     CONSOLIDATION POLICY

     The consolidated  financial  statements include the accounts of DVI and its
     wholly-owned   subsidiary,   InfoPak,  Inc.  All  significant  intercompany
     balances and transactions have been eliminated in consolidation.

     INVENTORY

     Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists of finished goods of $6,900.

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

     INCOME TAXES

     The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     LOSS PER SHARE

     The Company adopted Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share" (FAS 128"), which is effective for fiscal years ending after December 15, 1997. FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share.

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

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

NOTE 2: CASH

     The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

     The Company maintains its cash in banks located in Arizona. The total cash balances are insured by the FDIC up to $100,000 per financial institution. As of June 30, 1999, there were no uninsured balances.

NOTE 3: NOTES RECEIVABLE

     Notes receivable consists of the following:

                                Interest
                                  Rate         Amount       Maturity
                                  ----         ------       --------
     Sale of Product Line (1)      11%        $360,506      September 2001
     Sale of InfoReaders  (2)      10%          83,163      August 2001
                                              --------
                                               443,669
     Less allowance for bad debts              402,006
                                              --------
                                              $ 41,663
                                              ========

     (1) On September 25, 1997, the Company sold one of its product lines for $410,000 (see Note 14). During February 1998, the terms of the note were modified. The payment period was changed to forty-eight months and the interest rate was increased to 11%. Effective September 1998, the modified terms provide for payments to be $11,533 per month. The Company has been unable to collect the required monthly payments. During the year ended June 30, 1999, the Company received three installments and a fee of $10,000 which was included as interest

     (1) income. Management has determined that they are currently unable to collect the amounts due on the note. Accordingly, management has established a 100% allowance against this note. The Company has determined that it does not make economic sense to take back this product line and operate this aspect of the business. The Company will continue to pursue the collection of this note.

     (2)  On March  1,  1998,  the  Company  sold  InfoReaders  (hardware)  to a customer for $100,000 and agreed to accept a note for $90,000 with payments commencing on September 1, 1998. The monthly installment is $2,904, including interest at 10% per annum for thirty-six months. The Company has not been able to collect the required monthly payments due on this note. The customer has filed for an arbitration hearing on the basis that the Company failed to provide data to support their customer base and is requesting payment of $1,000,000 for the lost business. The Company made provisions to acquire the data for the customer. However, the customer was unwilling to pay for the acquisition cost of the data and bring their account current. Accordingly, without the updated data and failure to pay the outstanding balance due the Company, there is no reason to support the system. No date has been set for the arbitration hearings. The Company has filed a counter-claim for full payment of the note. The Company has taken a $41,500 allowance against the balance due on the note as of June 30, 1999.

NOTE 4: DEFERRED COSTS

     Deferred costs as of June 30, 1999 consists of the following:

     Consulting contract                           $133,788
     Debt issuance costs                             24,779
                                                   --------
                                                   $158,567
                                                   ========

     On April 5, 1999, the Company entered into a contract with a consultant. The fee for services for 36 months is $287,668 ($7,991 per month), or upon signing of the contract, the Company will issue $255,000 of the Company's common stock. The market value of the common stock on April 5, 1999 was $.1875 per share and 1,360,000 shares of registered common stock was issued (registered under Form S-8). In addition, the warrant price on previously issued 500,000 warrants will be reduced to $.10 per share.

     In accordance with the terms of the agreement either party may terminate or change the terms of this agreement with 30 days written notice. On May 28, 1999 the term of this agreement was modified and the term was reduced to 22 months. Under the provisions of the contract, the consultant is required to either return the shares or the cash equivalency of the reduction. Accordingly on May 28, 1999, the Company received a $100,000 payment from the consultant.

     The Company incurred debt issuance costs of $33,700 which is being amortized over 34 months, the term of the Series A convertible debentures.

NOTE 5: PATENT RIGHTS AND OTHER ASSETS

     Patent rights                                         $ 58,426
     Deposits                                                 4,100
     Trademark                                                  225
                                                           --------
                                                             62,751
     Less accumulated amortization                           27,050
                                                           --------
       Total                                               $ 35,701
                                                           ========

NOTE 6:  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

     Accounts payable                                      $403,837
     Accrued expenses
       Interest                                              61,465
       Salaries                                              63,159
     Payroll taxes payable                                    5,712
                                                           --------
       Total                                               $534,173
                                                           ========

NOTE 7: SHORT-TERM BORROWINGS

     On May 26, 1998, the Company entered into a renewable one year agreement with a factor that provides advances up to $100,000 based on 80% of the face value of accounts receivable factored. As collateral for this funding, the Company has provided a security interest under the Uniform Commercial Code in all of the Company's assets and has guaranteed the collection of the receivable under recourse. Interest is charged at the rate of .0067 per day or 2% a month on outstanding borrowings. As of June 30, 1999, there were no outstanding borrowings under this arrangement.

     During January through April 1999, the Company received short-term borrowings of $235,000. The loans were 12% convertible debentures, with due dates ranging from July 25, 1999 through October 29, 1999. The terms of the debenture provide for a three month extension if the debenture is not paid on the original due date. During the extension period, interest is calculated at the stated rate plus 3% through the extended due date (15%).

     As of June 30, 1999, the debentures are convertible into 685,000 shares of the Company's common stock.

     The Company also issued to the debenture holders three year warrants which expire January 25, 2002 to purchase the Company's common stock at $.25 per share for 85,000 warrants and at $.10 per share for 150,000 warrants.

     The warrants were valued at $39,300 by Black Scholes option pricing model. Accordingly, the debentures were discounted for the value allocated to the warrants and additional paid-in capital was recorded. As of June 30, 1999, additional interest expense of $18,067 was recorded and the remaining unamortized discount was $21,233.

     As of June 30, 1999, the discounted value of the debenture was $213,767.

NOTE 8: LONG-TERM DEBT

     During July through September 1998, the Company through a private placement was able to borrow $485,000 through the issuance of Series A 12% convertible secured debentures. The debentures are due July 31, 2001. Interest is accrued and payable on July 31 of each year and the first interest payment is due July 31, 1999. In the event the Company fails to pay the debenture holders any accrued interest or principal the default rate is 16% from the due date through the date paid.

     On July 15, 1998, the Company entered into a security agreement with the debenture holders that grants a security interest in substantially all the assets of the Company.

     As of June 30, 1999, the debentures are convertible into 485,000 shares of the Company's common stock.

     The Company also issued to the debenture holders three year warrants which expire January 15, 2001 to purchase the Company's common stock at $.50 per share.

     The warrants were valued at $310,850 by using the Black Scholes option pricing model. Accordingly, the debentures were discounted for the value allocated to the warrants and additional paid-in capital was recorded. As of June 30, 1999 additional interest expense of $94,065 was recorded and the remaining unamortized discount was $216,785.

     As of June 30, 1999, the discounted value of the debentures was $268,215.

NOTE 9: LEASES

     The company leases certain equipment under a master lease agreement, which are classified as capital leases. The equipment leases have a five year term with an option to acquire the equipment for $1 at the end of the lease term. Leased capital assets included in equipment as of June 30, 1999, was as follows:

               Equipment                    $138,912
               Less accumulated
                 amortization                 21,502
                                            --------
                                            $117,410
                                            ========

     Future minimum payments, by year and in the aggregate, under noncancellable capital leases and operating leases with terms of one year or more consist of the following as of June 30, 1999:

               Years Ending                  Capital             Operating
                 June 30,                    Leases                Leases
                 --------                    ------                ------
                  2000                      $  39,400             $ 66,600
                  2001                         39,400               33,800
                  2002                         39,400                   --
                  2003                         29,550                   --
                                            ---------             --------
                                              147,750             $100,400
                                                                  ========
         Amounts representing interest         45,165
                                            ---------
         Present value of net minimum
           payments                           102,585
         Current portion                       20,552
                                            ---------
         Long-term portion                  $  82,033
                                            =========

     The Company's rental expense for operating leases was approximately $69,100 and $33,700 for the years ended approximately June 30, 1999 and 1998, respectively.

NOTE 10: COMMITMENTS AND CONTINGENCIES

     The Company has outstanding employment and consulting contracts that expire through June 30, 2001 as follows:

               Years Ending June 30,              Amount
               ---------------------              ------
                      2000                       $246,000
                      2001                        102,500
                                                 --------
                                                 $348,500
                                                 ========

     On June 22,1999, a customer filed a lawsuit demanding a claim for loss of value or market share for $1,000,000 under the provision of a distributorship contract that provides for arbitration on a material breach of contract. The suit was amended by the customer on July 6, 1999. To date the Company was never notified of a breach of contract for which the Company has a period of time to remedy the breach under the terms of the distributorship contract. The customer has breached the contract by failing to pay for products, licensing fees and failing to provide the Company with information on the number of updates needed for the units. The Company has filed a counter claim for payment of the entire amount of the note for product received by the customer and the outstanding accounts receivable balance. Management believes that this matter will be resolved favorably and will not have an adverse effect on its financial position.

     There are no other legal proceedings which the Company believes will have a material adverse effect on its financial position.

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 1999 was approximately $88,000.

NOTE 11: COMMON STOCK

     The shareholders of record at the close of business on December 5, 1997, voted on January 15, 1998, to approve a 1 for 25 reverse stock split effective that date. In this report, all per share calculations have been adjusted to give retroactive effect to a 1 for 25 reverse split.

     As of June 30, 1999, there are outstanding 4,746,710 of non-public warrants and options to purchase the Company's common stock at prices ranging from $.20 to $12.50 with a weighted average price of $.2339 per share.

     As of June 30, 1999, there were 130,810 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 92,524 shares of common stock (see Note 11).

     As of June 30, 1999, there were short-term convertible debentures which can be converted to 685,000 shares of common stock.

     As of June 30, 1999, there were Series A convertible debentures which can be converted to 485,000 shares of common stock.

     The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding warrants, options and preferred stock equaled 6,009,234 shares as of June 30, 1999, and would be in addition to the 5,138,192 shares of common stock outstanding as of June 30, 1999.

     The Company issued during the year ended June 30, 1999, 1,519,688 shares of the Company's common stock to consultants for services (including $133,788 as deferred) valued at $320,593 (average price per share $.21).

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

NOTE 12: PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, which has been allocated to the following Series and is outstanding as of June 30, 1999, as follows:

                                                 Allocated        Outstanding
                                                 ---------        -----------
          Series A Preferred                       100,000            23,000
          Series B Preferred                       200,000             3,500
          Series C Preferred                     1,000,000            17,670
          Series P Preferred                       600,000            86,640
                                                 ---------           -------
            Total Preferred Stock                1,900,000           130,810
                                                 =========           =======

     The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 1.6 (post-split) shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid (see Note 10).

     The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred"), is convertible at the rate of 4 (post-split) shares of common stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid (see Note 10).

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

     The Series P Preferred was issued to InfoPak  shareholders  in exchange for
     (1) all of the outstanding capital stock of InfoPak, (2) as signing bonuses for certain employees and a consultant of InfoPak, and (3) to satisfy InfoPak's outstanding debt obligations to certain shareholders.

NOTE 13: STOCK OPTION PLAN AND EQUITY INCENTIVE PLAN

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

     A summary of transactions under this Plan is as follows:

                                                                  Weighted
                                                              Average Exercise
                                                   Shares     Price Per Share
                                                   ------     ---------------
          Options outstanding
            July 1, 1997                                 --         $ --
          Grants                                  1,300,000          .93
          Cancelled                                      --           --
                                                 ----------         ----
          Options outstanding
            June 30, 1998                         1,300,000          .93
          Grants                                         --           --
          Cancelled                              (1,300,000)        (.93)
                                                 ----------         ----
          Options outstanding
            June 30, 1999                                --         $ --
                                                 ==========         ====
          Options exercisable
            at end of year                               --         $ --
                                                 ==========         ====

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

     Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 1999, 4,558,978 shares of common stock has been issued. For the year ended June 30, 1999, 1,519,688 shares of common stock has been issued at prices ranging from $.1875 to $.6562 per share. In addition, as of June 30, 1999, no options or SAR's have been granted. As of June 30, 1998, 7,200 (post-split) shares of common stock has been issued under this plan at prices ranging from $1.50 to $2.00 per share. In addition, as of June 30, 1998, no options or SAR's have been granted.

     If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                        1999           1998
                                                        ----           ----
          Net Loss - as reported                    $(1,465,812)    $(421,659)
          Net Loss - pro forma                      $(1,465,812)    $(855,464)
          Net Loss per share - as reported          $      (.37)    $    (.14)
          Net Loss per share - pro forma            $      (.37)    $    (.28)


     The weighted-average fair value at the date of grant for options granted in 1998 was $.93. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The following weighted average assumptions were used: no dividends; expected volatility factor of .99; risk-free interest of 6.25%; and an expected life of five years. The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods. All references to the number of shares under option and option prices have been adjusted to reflect a 1 for 25 reverse stock split effective January 15, 1998.

NOTE 14: SALE OF PRODUCT LINE

     On September 25, 1997, the Company sold one of its product lines, the real estate multiple listing data delivery system. The purchase price was $410,000 plus the assumption of a $59,247 contingent liability to a third party. At closing a promissory note for $410,000 was delivered to the Company. The terms of the note provided for 36 monthly installments of $13,330, including interest at 10% per annum, commencing on October 25, 1997. During February 1998, the terms of the note were modified. The payment period was changed to forty-eight months and the interest rate was increased to 11%. Effective September 1998, the modified terms provide for payments to be $11,533 per month. The Company has been unable to collect the required monthly payments (see Note 3).

NOTE 15: INCOME TAXES

     The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 1999 were as follows:

          Deferred tax assets:
            Goodwill                                           $   311,000
            Net operating loss carryforwards                     6,207,000
                                                               -----------
                                                                 6,518,000
                                                               -----------
          Deferred tax liabilities
            Allowance for bad debts                                173,000
            Equipment                                               79,000
            Patent rights                                            4,000
                                                               -----------
                                                                   256,000
                                                               -----------
          Net deferred tax asset                                 6,262,000
          Valuation allowance                                   (6,262,000)
                                                               -----------
          Net deferred tax asset reported                      $        --
                                                               ===========

     The change in valuation allowance for the year ended June 30, 1999 was increased by approximately $151,000.

     There was no provision for current income taxes for the years ended June 30, 1999 and 1998.

     The federal net operating loss carryforwards of approximately $17,632,000 expires in various years through 2019. In addition the Company has state carryforwards of approximately $2,358,000.

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

NOTE 16: SEGMENT OF BUSINESS REPORTING

     The operations of the Company are divided into the following business segments for financial reporting purposes.

     * Lithographically printed stereoscopic prints commonly referred to as three-dimensional prints and lithographically printed animation.

     * Hardware and software information and audio playback systems and method products and programs.

     There are no intersegment or foreign sales. Three customers account for approximately 47% of the lithographic sales and two customers account for approximately 94% of the hardware and software information and playback systems.

     Financial information by business segments is as follows:

                                                  Hardware
                                                    and
                                Lithographic      Software       Consolidated
                                ------------      --------       ------------
     Net customer sales          $ 613,989       $ 127,912       $ 741,901
     Interest income                    --          18,188          18,188
     Interest expense              207,726              --         207,726
     Operating loss               (852,174)        (22,093)       (874,267)
     Segment assets                469,526          61,447         530,973
     Depreciation and
       amortization                 33,955          12,217          46,172
     Bad debt expense on
       notes receivable                 --         402,006         402,006

NOTE 17: SUBSEQUENT EVENTS

     The Company sold 1,250,000 shares of the Company's common stock for $787,500, net of estimated offering costs of $87,500, through a private placement of its common stock during August through October 7, 1999.

     The Company extended an offer to the debenture holders and certain creditors to convert their debt to equity in the Company. The offer which expires on October 15, 1999 permits the conversion of debt into shares of the Company's common stock at $.375 per share. As of October 7, 1999, the entire outstanding balance of $720,000 of debentures (discounted value $481,982 at June 30, 1999) and $60,748 of accounts payable will be converted to 2,081,995 shares of the Company's common stock. Interest on the debentures continues to accrue at 12% per annum until the filing of a registration statement is completed.

     The following pro-forma gives effect to the subsequent events as indicated in the above paragraphs as if the transactions occurred on June 30, 1999:

                                                 Actual           Pro-forma
                                                 ------           ---------

     Current liabilities                      $    768,492       $    493,977

     Long-term debt                                268,215                 --

     Obligations under capital lease net
       of current portion                           82,033             82,033
                                              ------------       ------------

     Total liabilities                           1,118,740            576,010
                                              ------------       ------------

     Stockholders' equity (deficiency)
       Preferred stock                                 131                131
       Additional paid-in capital                  658,170            658,170
                                              ------------       ------------
                                                   658,301            658,301

       Common stock                                  5,138              8,470
       Additional paid-in capital               19,556,402         21,121,318
       Deficit                                 (20,807,608)       (20,807,608)
                                              ------------       ------------

                                                  (587,767)           980,481
                                              ------------       ------------

     Total liabilities and stockholders'
       equity (deficiency)                    $    530,973       $  1,556,491
                                              ============       ============

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary
Phoenix, Arizona


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY included in this annual report on Form 10-KSB and have issued our report thereon dated October 7, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the preceding index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the consolidated financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.


                                        GITOMER & BERENHOLZ, P.C.

Jenkintown, Pennsylvania
October 7, 1999

                                                                     Schedule IV

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                     SCHEDULE IV - PROPERTY AND EQUIPMENT(1)


                                                          Other
                 Balance at                              Changes -
                Beginning of  Additions                    Add       Balance at
Classification     Period      at Cost   Retirements(2)  (Deduct)  End of Period
--------------------------------------------------------------------------------

Year Ended
June 30, 1999
-------------
  Equipment      $  370,344   $  31,334    $       --     $    --     $401,678
  Furniture and
    fixtures         24,217      25,945            --          --       50,162
                 ----------   ---------    ----------     -------     --------

                 $  394,561   $  57,279    $       --     $    --     $451,840
                 ==========   =========    ==========     =======     ========

Year Ended
June 30, 1998
-------------
  Equipment      $1,527,776   $ 149,112    $1,306,544     $    --     $370,344
  Furniture and
    fixtures        125,035         -         100,818          --       24,217
                 ----------     -------    ----------     -------     --------
                 $1,652,811   $ 149,112    $1,407,362     $    --     $394,561
                 ==========   =========    ==========     =======     ========

----------
(1) Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the related assets as follows:

         Equipment                               5 - 7 years
         Furniture and fixtures                  5 years

(2)  Represents equipment and leasehold improvements abandoned or sold

                                                                      Schedule V


                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             SCHEDULE V - ACCUMULATED DEPRECIATION AND AMORTIZATION
                            OF PROPERTY AND EQUIPMENT

                                                          Other
                  Balance at                             Changes -
                 Beginning of  Additions                   Add       Balance at
Classification      Period      at Cost   Retirements(1) (Deduct)  End of Period
--------------------------------------------------------------------------------

Year Ended
June 30, 1999
-------------
  Equipment       $  209,819   $  41,241    $       --    $    --     $251,060
  Furniture and
    fixtures          23,690       4,931            --         --       28,621
                  ----------   ---------    ----------    -------     --------

                  $  233,509   $  46,172    $       --    $    --     $279,681
                  ==========   =========    ==========    =======     ========


Year Ended
June 30, 1998
-------------
  Equipment       $1,447,228   $  40,919    $1,278,328    $    --     $209,819
  Furniture and
    fixtures         115,193       2,198        93,701         --       23,690
                  ----------   ---------    ----------    -------     --------
                  $1,562,421   $  43,117    $1,372,029    $    --     $233,509
                  ==========   =========    ==========    =======     ========
----------
(1) Represents accumulated depreciation and amortization written off as a result of abandonment or sale