Form 10QSB
period 1999-09-30
DIMENSIONAL VISIONS INC/ DE
filed 1999-11-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999
                                   ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

                         Commission file number 1-10196


                        Dimensional Visions Incorporated
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                              23-2517953
-------------------------------                                -------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1999, the number of shares of Common Stock issued and outstanding was 5,970,607.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
             September 30, 1999 and June 30, 1999                            1

             Condensed Consolidated Statement of Operations -
             For the three months ended September 30, 1999 and 1998          2

             Condensed Consolidated Statement of Cash Flows -
             For the three months ended September 30, 1999 and 1998          3

             Notes to Condensed Consolidated Financial Statements            4

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                            8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               9
     Item 2. Changes in Securities and Use of Proceeds                       9
     Item 3. Defaults Upon Senior Securities                                10
     Item 4. Submission of Matters to a Vote of Security Holders            10
     Item 5. Other Information                                              10
     Item 6. Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                  10

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,      June 30,
                                                       1999             1999
                                                   ------------    ------------
                                                    (Unaudited)
                                ASSETS
Current assets
 Cash                                              $    200,737    $     20,019
 Notes receivable, net of allowance for
  bad debts of $402,006                                  41,663          41,663
 Accounts receivable, trade, net of
  allowance for bad debts of $11,833                    100,813          78,068
 Inventory                                               14,841           6,900
 Prepaid expenses                                         9,082          17,896
                                                   ------------    ------------
Total current assets                                    367,136         164,546
                                                   ------------    ------------
Equipment
 Equipment                                              401,678         401,678
 Furniture and fixtures                                  50,162          50,162
                                                   ------------    ------------
                                                        451,840         451,840
 Less accumulated depreciation                          288,590         279,681
                                                   ------------    ------------
                                                        163,250         172,159
                                                   ------------    ------------
Other assets
 Deferred costs                                         286,634         158,567
 Patent rights and other assets                          34,896          35,701
                                                   ------------    ------------
                                                        321,530         194,268
                                                   ------------    ------------
Total assets                                       $    851,916    $    530,973
                                                   ============    ============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
 Short-term borrowings                             $    230,500    $    213,767
 Current portion of obligations under
  capital leases                                         21,570          20,552
 Accounts payable, accrued expenses and
  other liabilities                                     425,894         534,173
                                                   ------------    ------------
Total current liabilities                               677,964         768,492
Long-term debt, net of current portion                  294,119         268,215

Obligations under capital leases, net
  of current portion                                     76,244          82,033
                                                   ------------    ------------
Total liabilities                                     1,048,327       1,118,740
                                                   ------------    ------------

Commitments and contingencies                                --              --

Stockholders' deficiency
 Preferred stock - $.001 par value, authorized
  10,000,000 shares; issued and outstanding -
  501,582 shares at September 30, 1999, and
  130,810 shares at June 30, 1999                           502             131
 Additional paid-in capital                             953,018         658,170
                                                   ------------    ------------
                                                        953,520         658,301
 Common stock - $.001 par value, authorized
  100,000,000 shares; issued and outstanding -
  5,970,607 shares at September 30, 1999 and
  5,138,192 shares at June 30, 1999                       5,971           5,138
 Additional paid-in capital                          19,893,248      19,556,402
 Deficit                                            (21,049,150)    (20,807,608)
                                                   ------------    ------------
Total stockholders' deficiency                         (196,411)       (587,767)
                                                   ------------    ------------
Total liabilities and stockholders'
  deficiency                                       $    851,916    $    530,973
                                                   ============    ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                ------------------------------
                                                    1999                1998
                                                -----------        -----------

Operating revenue                               $   129,597        $   191,089
Cost of sales                                        83,429            132,007
                                                -----------        -----------
Gross profit                                         46,168             59,082
                                                -----------        -----------
Operating expenses
 Engineering and development costs                   29,835             56,955
 Marketing expenses                                  10,846             59,819
 General and administrative expenses                180,356            123,493
                                                -----------        -----------
Total operating expenses                            221,037            240,267
                                                -----------        -----------
Loss before other income (expenses)                (174,869)          (181,185)
                                                -----------        -----------
Other income (expenses)
 Interest expense                                   (66,672)           (12,346)
 Interest income                                         --             10,771
                                                -----------        -----------
                                                    (66,672)            (1,575)
                                                -----------        -----------
Net loss                                        $  (241,542)       $  (182,760)
                                                ===========        ===========
Loss per share
 Basic and diluted loss per common share        $      (.04)       $      (.05)
                                                ===========        ===========
Shares used in computing net loss per share       5,445,290          3,612,129
                                                ===========        ===========

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                   ----------------------------
                                                      1999               1998
                                                   ---------          ---------
Cash flows from operating activities
  Net loss                                         $(241,542)         $(182,760)
  Total adjustments to reconcile net loss
   to net cash used in operating activities           71,532            (33,724)
                                                   ---------          ---------
Net cash used in operating activities               (170,010)          (216,484)
                                                   ---------          ---------
Cash flows from investing activities
  Proceeds from payments on notes receivable              --              8,092
  Purchase of furniture and equipment                     --            (58,758)
                                                   ---------          ---------
Net cash used in investing activities                     --            (50,666)
                                                   ---------          ---------
Cash flows from financing activities
  Payment of obligations under capital lease          (4,772)            (3,469)
  Payment of debt obligations                             --            (75,000)
  Proceeds from issuance of debt net of deferred
   financing costs of $33,700                             --            441,300
  Repayment of short-term borrowing                       --            (79,500)
  Proceeds from exercise of warrants                  18,000                 --
  Sale of preferred stock, net of offering
   costs of $37,500                                  337,500                 --
                                                   ---------          ---------
Net cash provided by financing activities            350,728            283,331
                                                   ---------          ---------
Net increase in cash                                 180,718             16,181
  Cash, beginning                                     20,019             15,910
                                                   ---------          ---------

  Cash, ending                                     $ 200,737          $  32,091
                                                   =========          =========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest           $   7,152          $  22,974
                                                   =========          =========

Supplemental disclosure of non-cash investing and financing activities:

During the three months ended September 30, 1999, 1,688 shares of the Company's Common Stock were issued as a result of the conversion of 4,228 shares of Series C Convertible Preferred Stock valued at $42,280.

The Company issued 424,000 shares of its common stock to consultants for services valued at $424,000.

The Company issued 166,730 shares of its common stock in lieu of cash to settle $62,398 of accounts payable.

            See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1999, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2000.

NOTE 2 ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                         September 30, 1999        June 30,1999
                                         ------------------        ------------

        Accounts payable                     $287,600                $403,837
        Accrued expenses
          Interest                             82,598                  61,465
          Salaries                             49,468                  63,159
        Payroll Taxes Payable                   6,228                   5,712
                                             --------                --------
        Total                                $425,894                $534,173
                                             ========                ========
NOTE 3 LONG-TERM DEBT

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

     As of September 30, 1999, the debentures are convertible into 485,000 shares of the Company's common stock.

     The Company also issued to the debenture holders three year warrants which expire January 15, 2001 to purchase the Company's common stock at $.50 per share.

     The warrants were valued at $310,850 by using the Black Scholes option pricing model. Accordingly, the debentures were discounted for the value allocated to the warrants and additional paid-in capital was recorded. As of September 30, 1999 additional interest expense of $119,969 was recorded and the remaining unamortized discount was $190,881.

     As of September 30, 1999, the discounted value of the debentures was $294,119.

     On July 31, 1999, the Company failed to make an interest payment to the debenture holders. The Company extended an offer to the debenture holders to convert their debt and accrued interest to equity in the Company. The offer which was accepted by all of the existing debenture holders permits the conversion of debt into shares of the Company's common stock at $.375 per share. Interest on the debentures continues to accrue at 12% per annum until the filing of a registration statement is completed.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 4 COMMITMENTS AND CONTINGENCIES

     On January 1, 1998, the Company relocated its offices and entered into a three year lease. The total lease payments for fiscal year 2000 will be $66,600.

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

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 1999, was approximately $88,000.

NOTE 5 COMMON STOCK

     As of September 30, 1999, there are outstanding 5,144,210 of non-public warrants to purchase the Company's common stock at prices ranging from $0.10 to $12.50 with a weighted average price of $0.66 per share.

     As of September 30, 1999, there were 501,582 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 840,833 shares of common stock.

     As of September 30, 1999, there were $485,000 of secured debentures which can be converted into 485,000 shares of the Company's common stock and $235,000 of short-term borrowings which can be converted into 685,000 shares of the Company's common stock.

     The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 7,155,043 shares as of September 30, 1999, and would be in addition to the 5,970,607 shares of common stock outstanding as of September 30, 1999.

     During the three months ended September 30, 1999, the Company issued 1,688 shares its Common Stock as a result of the conversion of 4,228 shares of Series C Convertible Preferred Stock.

     During the three months ended September 30, 1999, the Company issued 424,000 shares of its common stock to consultants for services valued at $424,000.

     During August, the Company issued 166,730 shares of its common stock in lieu of cash to settle $62,398 of accounts payable.

     On July 15, 1999, the Company issued 90,000 shares of its stock in connection with the exercise of warrants.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 6  PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                                           Outstanding
                                             -----------------------------------
                                Allocated    September 30, 1999    June 30, 1999
                                ---------    ------------------    -------------
         Series A Preferred      100,000            23,000            23,000
         Series B Preferred      200,000             3,500             3,500
         Series C Preferred    1,000,000            13,442            17,670
         Series D Preferred      375,000           375,000                --
         Series E Preferred    1,000,000                --                --
         Series P Preferred      600,000            86,640            86,640
                               ---------         ---------         ---------

      Total Preferred Stock    3,325,000           501,582           130,810
                               =========         =========         =========

     The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of 1.6 shares of common stock for each share of the Series A Preferred. Dividends from date of issue are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid.

     The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred") is convertible at the rate of 4 shares of common stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid.

     The Company's Series C Convertible Preferred Stock ("Series C Preferred") is convertible at a rate of 0.4 shares of common stock per share of Series C Preferred.

     The Company's Series D Convertible Preferred Stock ("Series D Preferred") is convertible at a rate of 2 shares of common stock per share of Series D Preferred.

     The Company's Series E Convertible Preferred Stock ("Series E Preferred") is convertible at a rate of 1 shares of common stock per share of Series E Preferred. Series E Preferred has been approved for future raising of operating funds (see Note 8).

     The Company's Series P Convertible Preferred Stock ("Series P Preferred") is convertible at a rate of 0.4 shares of common stock for each share of Series P Preferred.

     The Company's Series A Preferred, Series B Preferred and Series D Preferred were issued for the purpose of raising operating funds. The Series C Preferred was issued to certain holders of the Company's 10% Secured Notes in lieu of accrued interest and also will be held for future investment purposes.

     The Series P Preferred was issued on September 12, 1995, to InfoPak shareholders in exchange for (1) all of the outstanding capital stock of InfoPak, (2) as signing bonuses for certain employees and a consultant of InfoPak, and (3) to satisfy InfoPak's outstanding debt obligations to certain shareholders.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

     Shares of Series B Preferred were issued to holders of warrants to purchase such preferred stock. The funding for the exercise of these warrants was the exchange of $1,907,000 of principal amount of secured and unsecured notes.

     Shares of Series C Preferred were also issued in exchange for $262,750 of interest due under the secured and unsecured notes.

NOTE 7 INCOME TAXES

     There was no provision for current income taxes for the three months ended September 30, 1999 and 1998.

     The federal net operating loss carry forwards of approximately $17,632,000 expire in varying amounts through 2019. In addition the Company has state carryforwards of approximately $2,358,000.

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

NOTE 8 EVENTS SUBSEQUENT TO SEPTEMBER 30, 1999

     The Company has received $665,000 in subscriptions for its Series E Convertible Preferred Stock which is convertible into one share of common stock for each shares of Series E Preferred. As of November 10, 1999, $620,000 has been released to the Company. Up to $1,000,000 may be subscribed according to the terms of the subscription documents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The net loss for the quarter ended September 30, 1999, was $241,541 compared to a net loss of $182,760 for the quarter ended September 30, 1998. The loss before other income and expenses for the quarter ended September 30, 1999, was $174,869 on a gross profit of $46,168 compared to a loss before other income and expenses for the quarter ended September 30, 1998, of $181,185 on a gross profit of $59,082. Approximately $43,958 of general and administrative expenses for the quarter ended September 30, 1999, were for consulting services and were paid using the Company's common stock. These expenses comprise the majority of the difference between the general and administrative expenses for the quarters ended September 30, 1999 and 1998. Additionally, approximately $42,637 in interest expense for the quarter ended September 30, 1999, is attributable to the amortization of the discounted value of the debentures. These two non-cash items significantly comprise the difference in the net loss for the quarters ended September 30, 1999 and 1998.

     Revenues for the quarter ended September 30, 1999, were $129,597 compared to revenues of $191,089 for the quarter ended September 30, 1998. Although sales of the Company's print products were similar in the respective quarters, revenue from the InfoPak, Inc. subsidiary was down approximately $45,000. Revenue from InfoPak for the quarter ended September 30, 1999, was approximately $19,700. Management expects that the InfoPak revenue will continue to diminish as the Company continues to focus on its print products. The majority of sales of the Company's print products for the quarter ended September 30, 1999, were to original equipment manufacturers
     (OEMs) who have a tendency to reorder product on an on-going basis. For the quarter ended September 30, 1998, most of the sales were to advertising/design firms. The Company plans to continue to direct its marketing efforts towards OEMs.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had a working capital deficiency of $290,828, compared with a working capital surplus of $12,451 as of September 30, 1998. During the three months ended September 30, 1999, the Company raised $375,000 net of offering costs of $37,500 through the sale of its Series D Preferred (see Note 6).

     The Company expects to raise an additional $700,000 through the sale of its Series E Preferred Stock. There can be no assurances that the Company can obtain these funds; however, the Company has already received subscriptions agreements for approximately $665,000. As of November 10, 1999, the Company has received $620,000.

     The Company extended an offer to the debenture holders and certain creditors to convert their debt to equity in the Company. The offer which expired on October 15, 1999 permitted the conversion of debt into shares of the Company's common stock at $.375 per share. As of September 30, 1999, the entire outstanding balance of $720,000 of debentures and $60,748 of accounts payable will be converted to 2,081,995 shares of the Company's common stock. Interest on the debentures continues to accrue at 12% per annum until the filing of a registration statement is completed.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Incorporated by reference from registrant's latest report on Form 10-KSB.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 25, 1999, the Company designated 375,000 shares of its preferred stock as Series D Preferred Stock and 1,000,000 shares of its preferred stock as Series E Preferred Stock.

     The Series D Preferred Stock has a liquidation preference over the Company's common stock at a rate per each whole share of Series D Preferred Stock equal to $1.00. Each share of Series D Preferred Stock is convertible into two shares of the Company's Common Stock at any time after the date of issuance. The Series D Preferred Stock has piggyback registration rights to any registration statement filed by the Company with the SEC in the future. At the option of the Board of Directors, the Company may call (buy back) the shares of Series D Preferred Stock in whole or in part, at any time and at the option of the Board of Directors of the Company, continuing until all shares have been retired, at a rate of $1.00 per share of Series D Preferred Stock. The Company shall provide investors with twenty days' written notice of any call and Investors may convert their Shares prior to the date of the call. At the option of the Board of Directors, the Company may call (buy back) the shares of Series D Preferred Stock in whole or in part, at any time and at the option of the Board of Directors of the Company, continuing until all shares have been retired, at a rate of $1.00 per share of Series D Preferred Stock. The Company shall provide investors with twenty days' written notice of any call and Investors may convert their Shares prior to the date of the call.

     On September 1, 1999, the Company completed a private placement (the "Series D Private Placement") of 375,000 units of its securities (the "Units"), each consisting of one share of Series D Preferred Stock of the Company and one warrant, exercisable at $0.25 and expiring 120 days after the date of effectiveness of a registration statement of the Company, at $1.00 per Unit. The Series D Private Placement was exempt from the registration provisions of the Securities Act of 1033, as amended (the "Act") by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Series D Private Placement were restricted securities as defined in Rule 144 of the Act. The offering generated net proceeds of approximately $357,500. All investors in the Series D Private Placement were accredited investors as that term is defined in Rule 501 of Regulation D adopted under the Act.

     The Series E Preferred Stock has a preference over the Company's common stock at a rate per each whole share of Series E Preferred Stock equal to $1.00. Each share of Series E Preferred Stock is convertible into one share of the Company's Common Stock at any time after the date of issuance. The Series E Preferred Stock has piggyback registration rights to any registration statement filed by the Company with the SEC in the future. At the option of the Board of Directors, the Company may call (buy back) the shares of Series E Preferred Stock in whole or in part, at any time and at the option of the Board of Directors of the Company, continuing until all shares have been retired, at a rate of $1.00 per share of Series E Preferred Stock. The Company shall provide investors with twenty days' written notice of any call and Investors may convert their Shares prior to the date of the call.

     The Company is currently offering a private placement (the "Series E Private Placement") of a maximum of 1,000,000 units of its securities, each unit consisting of one share of Series E Preferred Stock of the Company and one warrant, exercisable at $0.50 and expiring 120 days after the date of effectiveness of a registration statement of the Company, at $1.00 per Unit. The Series E Private Placement is exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Series E Private Placement are restricted securities as defined in Rule 144 of the Act. The Company has received $665,000 in subscriptions for its Series E Convertible Preferred Stock. As of November 10, 1999, $620,000 has been released to the Company. All investors in the Series E Private Placement are accredited investors as that term is defined in Rule 501 of Regulation D adopted under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On July 31, 1999, the Company failed to make an interest payment to the holders of the Series A 12% convertible secured debentures. Interest is accrued and payable of July 31 of each year. The total arrearage owed by the Company is $58,430. All of the debenture holders have agreed to convert the full value of their debentures and any interest into shares of the Company's common stock at $0.375 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     (a)  The following Exhibits are filed herein:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K filed:

          The Company filed a current report on Form 8-K dated September 13, 1999, with the Securities and Exchange Commission reporting that the Company completed a private placement of 375,000 shares of its Series D Convertible Preferred Stock.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


                                   DIMENSIONAL VISIONS INCORPORATED


DATED: November 10, 1999           By: /s/ John D. McPhilimy
                                      ------------------------------------------
                                      John D. McPhilimy, Chairman, President
                                      and Chief Executive Officer