Form 10QSB
period 1999-12-31
DIMENSIONAL VISIONS INC/ DE
filed 2000-01-28
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

                         Commission file number 1-10196


                        Dimensional Visions Incorporated
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                 23-2517953
--------------------------------                             -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 31, 1999, the number of shares of Common Stock issued and outstanding was 6,025,607.

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL  INFORMATION

         Item 1. Financial Statements
         Condensed Consolidated Balance Sheets - December 31, 1999
         and June 30, 1999                                                   1

         Condensed Consolidated Statement of Operations - For the three
         and six months ended December 31, 1999 and 1998                     2

         Condensed Consolidated Statement of Cash Flows - For the six
         months ended December 31, 1999 and 1998                             3

         Notes to Condensed Consolidated Financial Statements                4

         Item 2. Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                        8

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                           9
         Item 2. Changes in Securities                                       9
         Item 3. Defaults Upon Senior Securities                            10
         Item 4. Submission of Matters to a Vote of Security Holders        10
         Item 5. Other Information                                          10
         Item 6. Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                                  10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ASSETS

                                                     December 31,     June 30,
                                                         1999           1999
                                                         ----           ----
                                                     (Unaudited)
Current assets
  Cash                                             $    573,802    $     20,019
 Notes receivable, net of allowance for
     bad debts of $402,006                               41,663          41,663
  Accounts receivable, trade, net of
    allowance for bad debts of $11,833                  186,979          78,068

  Inventory                                               2,128           6,900
  Prepaid expenses                                        9,648          17,896
                                                   ------------    ------------
Total current assets                                    814,220         164,546
                                                   ------------    ------------
Equipment
  Equipment                                             401,678         401,678
  Furniture and fixtures                                 50,162          50,162
                                                   ------------    ------------
                                                        451,840         451,840

  Less accumulated depreciation                         297,500         279,681
                                                   ------------    ------------
                                                        154,340         172,159
                                                   ------------    ------------
Other assets
  Deferred costs                                        246,788         158,567
  Patent rights and other assets                         33,719          35,701
                                                   ------------    ------------
                                                        280,507         194,268
                                                   ------------    ------------
Total assets                                       $  1,249,067    $    530,973
                                                   ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Short-term borrowings                            $    235,000    $    213,767
  Current portion of obligations under capital
    leases                                               22,638          20,552
  Accounts payable, accrued expenses and other
    liabilities                                         380,159         534,173
                                                   ------------    ------------
Total current liabilities                               637,797         768,492
Long-term debt                                          320,023         268,215

Obligations under capital leases, net of current
  portion                                                70,168          82,033
                                                   ------------    ------------
Total liabilities                                     1,027,988       1,118,740
                                                   ------------    ------------
Commitments and contingencies                                --              --

Stockholders' equity (deficiency)
  Preferred stock - $.001 par value, authorized
    10,000,000 shares; issued and outstanding -
    1,176,582 shares at December 31, 1999, and
    130,810 shares at June 30, 1999                       1,177             131

  Additional paid-in capital                          1,570,344         658,170
                                                   ------------    ------------
                                                      1,571,521         658,301
  Common stock - $.001 par value, authorized
    100,000,000 shares; issued and outstanding
    6,025,607 shares at December 31, 1999 and
    5,138,192 shares at June 30, 1999                     6,026           5,138
  Additional paid-in capital                         19,910,192      19,556,402
  Deficit                                           (21,266,660)    (20,807,608)
                                                   ------------    ------------
Total stockholders' equity (deficiency)                 221,079        (587,767)
                                                   ------------    ------------
Total liabilities and stockholders' equity
  (deficiency)                                     $  1,249,067    $    530,973
                                                   ============    ============

See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended            Six Months Ended
                                               December 31,                 December 31
                                       --------------------------    --------------------------
                                          1999           1998           1999           1998
                                       -----------    -----------    -----------    -----------
Operating revenue                      $   170,821    $   219,311    $   300,418    $   410,400
Cost of sales                              112,757        152,279        193,261        245,561
                                       -----------    -----------    -----------    -----------
Gross profit                                58,064         67,032        107,157        164,839
                                       -----------    -----------    -----------    -----------
Operating expenses
  Engineering and development costs         47,317         47,808         77,152         97,085
  Marketing expenses                        14,520        115,376         25,367        168,324
 General and administrative expenses       168,241        180,846        348,577        318,888
                                       -----------    -----------    -----------    -----------
Total operating expenses                   230,078        344,030        451,096        584,297
                                       -----------    -----------    -----------    -----------
Loss before other income (expenses)       (172,014)      (238,273)      (343,939)      (419,458)
                                       -----------    -----------    -----------    -----------
Other income (expenses)
  Interest expense                         (53,505)       (17,074)      (120,196)       (29,420)
  Interest income                            5,084         10,527          5,084         21,298
                                       -----------    -----------    -----------    -----------
                                           (48,421)        (6,547)      (115,112)        (8,122)
                                       -----------    -----------    -----------    -----------
Net loss                               $  (220,435)   $  (244,820)   $  (459,051)   $  (427,580)
                                       ===========    ===========    ===========    ===========

Net loss per share of common stock     $      (.04)   $      (.07)   $      (.08)   $      (.12)
                                       ===========    ===========    ===========    ===========

Weighted average shares of common
  stock outstanding                      6,004,181      3,622,049      5,759,686      3,617,089
                                       ===========    ===========    ===========    ===========

           See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                      1999               1998
                                                   ---------          ---------
Cash flows from operating activities
  Net loss                                         $(459,051)         $(427,580)
 Total adjustments to reconcile net loss
  to net cash used in operating activities            29,115            131,974
                                                   ---------          ---------
Net cash used in operating activities               (429,936)          (295,606)
                                                   ---------          ---------
Cash flows from investing activities
  Proceeds from payments on notes receivable              --             17,428
  Purchase of furniture and equipment                     --            (58,800)
                                                   ---------          ---------
Net cash used in investing activities                     --            (41,372)
                                                   ---------          ---------
Cash flows from financing activities
  Payment of obligations under capital lease          (9,780)            (3,469)
  Payment of debt obligations                             --            (75,000)
  Proceeds from issuance of debt net of deferred
    financing costs of $34,400                            --            450,600
  Repayment of short-term borrowing                       --            (15,133)
  Proceeds from exercise of warrants                  40,000                 --
  Sale of preferred stock, net of offering costs
    of $94,500                                       955,500                 --
                                                   ---------          ---------
Net cash provided by financing activities            985,720            356,998
                                                   ---------          ---------
Net increase in cash                                 555,784             20,020
Cash, beginning                                       18,018             15,910
                                                   ---------          ---------
Cash, ending                                       $ 573,802          $  35,930
                                                   =========          =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   7,152          $  22,974
                                                   =========          =========

Supplemental disclosure of non-cash investing and financing activities:

During the quarter ended September 30, 1999, 1,688 shares of the Company's Common Stock were issued as a result of the conversion of 4,228 shares of Series C Convertible Preferred Stock valued at $42,280.

The Company issued 434,000 shares of its common stock to consultants for services valued at $210,000.

The Company issued 166,730 shares of its common stock in lieu of cash to settle $62,398 of accounts payable.

           See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1999, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10- KSB for the fiscal year ended June 30, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2000.

NOTE 2 ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                             December 31, 1999   June 30,1999
                                             -----------------   ------------
     Accounts payable                             $206,355         $403,837
     Accrued expenses
          Interest                                 105,615           61,465
          Salaries                                  42,875           63,159
     Payroll Taxes Payable                           5,314            5,712
                                                  --------         --------
     Total                                        $360,159         $534,173
                                                  ========         ========

NOTE 3 SHORT-TERM BORROWINGS

     As of December 31, 1999, the short-term borrowings of $235,000 and related accrued interest is in default. The Company failed to pay the principal and interest payment on the notes. However, the Company extended an offer to the holders of the short-term notes to convert their debt and accrued interest to equity in the Company. The offer which was accepted by all of the existing note holders permits the conversion of debt into shares of the Company's common stock at $.375 per share. Interest on the short-term borrowings continues to accrue at 12% per annum until the filing of a registration statement is completed.

NOTE 4  LONG-TERM DEBT

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

     As of December 31, 1999, the debentures are convertible into 485,000 shares of the Company's common stock.

     The Company also issued to the debenture holders three year warrants which expire January 15, 2001 to purchase the Company's common stock at $.50 per share.

     The warrants were valued at $310,850 by using the Black Scholes option pricing model. Accordingly, the debentures were discounted for the value allocated to the warrants and additional paid-in capital was recorded. For the six months ended December 31, 1999, additional interest expense of $51,808 was recorded and the remaining unamortized discount was $164,977.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 4 LONG-TERM DEBT (CONTINUED)

     As of December 31, 1999, the discounted value of the debentures was $320,023.

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

NOTE 5 COMMITMENTS AND CONTINGENCIES

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

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 1999, was approximately $88,000.

NOTE 6 COMMON STOCK

     As of December 31, 1999, there are outstanding 5,817,210 of non-public warrants to purchase the Company's common stock at prices ranging from $0.10 to $12.50 with a weighted average price of $0.63 per share.

     As of December 31, 1999, there were 1,176,582 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 1,515,833 shares of common stock.

     As of December 31, 1999, there were $485,000 of secured debentures which can be converted into 485,000 shares of the Company's common stock and $235,000 of short-term borrowings which can be converted into 685,000 shares of the Company's common stock.

     The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 8,503,043 shares as of December 31, 1999, and would be in addition to the 6,025,607 shares of common stock outstanding as of December 31, 1999.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 6 COMMON STOCK (CONTINUED)

     During August and September 1999, the Company issued 1,688 shares its Common Stock as a result of the conversion of 4,228 shares of Series C Convertible Preferred Stock.

     During the six months ended December 31, 1999, the Company issued 434,000 shares of its common stock to consultants for services valued at $210,000.

     During August 1999, the Company issued 166,730 shares of its common stock in lieu of cash to settle $62,398 of accounts payable.

     On July 15, 1999, the Company issued 90,000 shares of its stock in connection with the exercise of warrants.

NOTE 7 PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                Allocated                  Outstanding
                                ---------                  -----------
                                             December 31, 1999     June 30, 1999
                                             -----------------     -------------
        Series A Preferred        100,000           23,000             23,000
        Series B Preferred        200,000            3,500              3,500
        Series C Preferred      1,000,000           13,442             17,670
        Series D Preferred        375,000          375,000                 --
        Series E Preferred      1,000,000          675,000                 --
        Series P Preferred        600,000           86,640             86,640
                                  -------           ------             ------

     Total Preferred Stock      3,325,000        1,176,582            130,810
                                =========        =========            =======

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

     The Company's Series E Convertible Preferred Stock ("Series E Preferred") is convertible at a rate of 1 share of common stock per share of Series E Preferred.

     The Company's Series P Convertible Preferred Stock ("Series P Preferred") is convertible at a rate of 0.4 shares of common stock for each share of Series P Preferred.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

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

     The Company raised $375,000 net of offering costs of $37,500 through this issuance of 375,000 shares of its Series D Preferred. These shares were issued for the purpose of raising operating funds.

     The Company raised $675,000 net of offering costs of $57,000 through this issuance of 675,000 shares of its Series E Preferred. These shares were issued for the purpose of raising operating funds.

NOTE 8 INCOME TAXES

     There was no provision for current income taxes for the six months ended December 31, 1999 and 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

     RESULTS OF OPERATIONS

     The net loss for the quarter ended December 31, 1999, was $220,435 compared to a net loss of $244,820 for the quarter ended December 31, 1998. The loss before other income and expenses for the quarter ended December 31, 1999, was $172,014 compared to a loss before other income and expenses for the quarter ended December 31, 1998, of $238,273. Approximately $46,875 of administrative expenses were for consulting services and were paid using the Company's common stock. Additionally, $30,404 of the interest expense is comprised of the amortization of the discounted value of the debentures and $23,018 will be converted into the Company's common stock upon the effectiveness of a registration statement by the Company.

     Revenue for the quarter ended December 31, 1999, was $170,821 compared to revenue of $219,311 for the quarter ended December 31, 1998. Sales of the Company's print products for the quarter ended December 31, 1999, was approximately $7,000 less than the similar period a year earlier. The further reduction in revenue was the result of the continued diminished effect of the Company's subsidiary, InfoPak, on the Company's earnings. Timing also contributed to the slight decline in revenue. Approximately $79,000 in sales was produced and shipped during the first two weeks in January 2000.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had a working capital surplus of $176,423, compared with a working capital deficiency of $161,400 as of December 31, 1998. During the three months ended December 31, 1999, the Company raised $675,000 net of offering costs of $57,000 through the private sale of its Series E Preferred Stock (see Note 6). The funds raised in the private offering are responsible for the majority of the change in working capital compared to the same period last year.

     SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

     RESULTS OF OPERATIONS

     The net loss for the six months ended December 31, 1999, was $459,051 compared to a net loss of $427,580 for the six months ended December 31, 1998. The Company would have reported an improved six months ended December 31, 1999, compared to the similar period ended December 31, 1998, if the net loss were reduced by the $73,042 attributable to the amortization of the discounted value of the debentures and the $44,975 in interest expense that will be converted to common stock upon the completion of the registration statement. The loss before other income and expenses decreased by over $75,000 for the six months ended December 31, 1999, to $343,939 from $419,458 for the six months ended December 31, 1998.

     Revenue for the six months ended December 31, 1999, was $300,418 compared to revenue of $410,400 for the six months ended December 31, 1998. Sales of the Company's print products were similar for the periods ended December 31, 1999 and 1998. The contribution of InfoPak revenue decreased by approximately $100,000. As stated above, the timing of some large orders at the end of the year that did not deliver until early January 2000 would have increased the revenue figure for the period ended December 31, 1999, by approximately $79,000. In addition, a substantial amount of executive time was spent on raising capital and improving the Company's balance sheet.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company is currently enjoying an improved liquidity position. With the completion of the Series D Preferred and Series E Preferred private placements there is over $570,000 in available cash as of December 31, 1999, and accounts receivable have increased by over $100,000 from the fiscal year ended June 30, 1999.

     The Company extended an offer to its debenture holders and certain creditors to convert their debt to equity in the Company. The offer which expired on October 15, 1999 permitted the conversion of debt into shares of the Company's common stock at $.375 per share. As of December 31, 1999, the entire outstanding balance of $720,000 of debentures and $60,748 of accounts payable will be converted to 2,081,995 shares of the Company's common stock. Interest on the debentures continues to accrue at 12% per annum until the filing of a registration statement is completed.

     YEAR 2000 COMPLIANCE

     The Company's business operations depend on a network of computer systems. Many of the systems previously used a two digit date field to represent the date and could not have distinguished the Year 1900 from the Year 2000 (commonly referred to as the Year 2000 problem). In addition, the fact that the Year 2000 is a leap year could have created difficulties for some systems. At this date, it appears that the operations of the Company have not been materially adversely affected by any Year 2000 computer-related problems. However, it is still possible that Year 2000 problems could emerge. If the Company or one of its vendors develops problems related to Year 2000 which have not shown up at this date, the operations of the Company may be adversely affected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Incorporated by reference from registrant's latest report on Form 10-KSB.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 25, 1999, the Company designated 1,000,000 shares of its preferred stock as Series E Preferred Stock.

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

     On December 30, 1999, the Company completed a private placement (the "Series E Private Placement") of 675,000 units of its securities (the "Units"), each Unit consisting of one share of Series E Preferred Stock of the Company and one warrant, exercisable at $0.50 and expiring 120 days after the date of effectiveness of a registration statement of the Company, at $1.00 per Unit. The Series E Private Placement was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act") by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Series E Private Placement were restricted securities as defined in Rule 144 of the Act. The offering generated net proceeds of approximately $618,000. All investors in the Series E Private Placement were accredited investors as that term is defined in Rule 501 of Regulation D adopted under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     1.   The following Exhibits are filed herein:

          27.1      Financial Data Schedule

     2.   Reports on Form 8-K filed:

          None


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                       DIMENSIONAL VISIONS INCORPORATED



DATED: January 27, 2000                By: /s/ John D. McPhilimy
                                           -------------------------------------
                                           John D. McPhilimy, Chairman
                                           President and Chief Executive Officer