Form 10QSB
period 2000-03-31
DIMENSIONAL VISIONS INC/ DE
filed 2000-05-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from                     to
                                   ---------------------  ----------------------

                         Commission file number 1-10196

                        Dimensional Visions Incorporated
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                               23-2517953
-------------------------------                              ------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

           2301 West Dunlap Avenue, Suite 207, Phoenix, Arizona, 85021
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                (602) 997 - 1990
                           ---------------------------
                           (Issuer's telephone number)

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

As of March 31, 2000, the number of shares of Common Stock issued and outstanding was 6,202,622.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements
   Condensed Consolidated Balance Sheets - March 31, 2000
   and June 30, 1999                                                           2

   Condensed Consolidated Statement of Operations - For the three
   and nine months ended March 31, 2000 and 1999                               3

   Condensed Consolidated Statement of Cash Flows - For the nine
   months ended March 31, 2000 and 1999                                        4

   Notes to Condensed Consolidated Financial Statements                        5

   Item 2. Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                                9

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                  10
   Item 2. Changes in Securities                                              10
   Item 3. Defaults Upon Senior Securities                                    10
   Item 4. Submission of Matters to a Vote of Security Holders                10
   Item 5. Other Information                                                  10
   Item 6. Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                    12

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and stockholders,

We have reviewed the accompanying condensed consolidated balance sheet of Dimensional Visions, Incorporated, Phoenix, AZ as of March 31, 2000, and the related statements of operations and cash flows for the nine months and three months periods then ended. These financial statements are the responsibility of the management of the Company.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

Gitomer & Berenholz, P.C.
Certified Public Accountants

Huntingdon Valley, Pennslyvania
May 15, 2000

PART I - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                 March 31, 2000    June 30, 1999
                                                 --------------    -------------
                                                  (Unaudited)

Current assets
  Cash                                            $    450,205     $     20,019
  Notes receivable, net of allowance
    for bad debts of $402,006                           41,663           41,663
  Accounts receivable, trade, net of
    allowance for bad debts of $11,833                 254,263           78,068
  Inventory                                              2,128            6,900
  Prepaid expenses                                       7,368           17,896
                                                  ------------     ------------
Total current assets                                   755,627          164,546
                                                  ------------     ------------

Equipment
  Equipment                                            489,171          401,678
  Furniture and fixtures                                50,162           50,162
                                                  ------------     ------------
                                                       539,333          451,840

  Less accumulated depreciation                        308,768          279,681
                                                  ------------     ------------
                                                       230,565          172,159
                                                  ------------     ------------
Other assets
  Deferred costs                                        15,859           24,779
  Patent rights and other assets                        32,645           35,701
                                                  ------------     ------------
                                                        48,504           60,480
                                                  ------------     ------------
Total assets                                      $  1,034,696     $    397,185
                                                  ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Short-term borrowings                           $    235,000     $    213,767
  Current portion of obligations under
    capital leases                                      48,810           20,552
  Accounts payable, accrued expenses and
    other liabilities                                  473,868          534,173
                                                  ------------     ------------
Total current liabilities                              757,678          768,492
Long-term debt                                         345,928          268,215
Obligations under capital leases, net of
  current portion                                      101,920           82,033
                                                  ------------     ------------
Total liabilities                                    1,205,526        1,118,740
                                                  ------------     ------------
Commitments and contingencies                               --               --

Stockholders' deficiency
  Preferred stock - $.001 par value,
   authorized 10,000,000 shares; issued and
   outstanding - 1,169,044 shares at March 31,
   2000, and 130,810 shares at June 30, 1999             1,169              131
  Additional paid-in capital                         1,494,971          658,170
                                                  ------------     ------------
                                                     1,496,140          658,301

  Common stock - $.001 par value, authorized
   100,000,000 shares; issued and outstanding
   6,202,622 shares at March 31, 2000 and
   5,138,192 shares at June 30, 1999                     6,203            5,138
  Additional paid-in capital                        20,139,146       19,556,402
  Deficit                                          (21,542,207)     (20,807,608)
                                                  ------------     ------------
Total stockholders' equity (deficiency) before
  deferred consulting contracts                         99,282         (587,767)
Deferred consulting contracts                         (270,112)        (133,788)
                                                  ------------     ------------
Total stockholders' deficiency                        (170,830)        (721,555)
                                                  ------------     ------------
Total liabilities and stockholders' deficiency    $  1,034,696     $    397,185
                                                  ============     ============

           See notes to condensed consolidated financial statements.

                                       (2)

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended               Nine Months Ended
                                                   March 31,                       March 31
                                         ---------------------------     ---------------------------
                                             2000           1999             2000           1999
                                         -----------     -----------     -----------     -----------
Operating revenue                        $   325,208     $    28,531         625,626     $   438,932
Cost of sales                                212,281          22,748         405,542         275,052
                                         -----------     -----------     -----------     -----------
Gross profit                                 112,927           5,783         220,084         163,880
                                         -----------     -----------     -----------     -----------
Operating expenses
  Engineering and development costs           62,151          39,305         139,735         114,199
  Marketing expenses                          27,816          73,699          53,497         242,671
  General and administrative expenses        250,468         152,311         602,100         494,078
                                         -----------     -----------     -----------     -----------
Total operating expenses                     340,435         265,315         795,332         850,948
                                         -----------     -----------     -----------     -----------
Loss before other income (expenses)         (227,508)       (259,532)       (575,248)       (687,068)
                                         -----------     -----------     -----------     -----------
Other income (expenses)
  Interest expense                           (49,320)        (18,925)       (169,517)        (48,634)
  Interest income                              5,082          10,726          10,166          32,024
Loss on default of note receivable                --        (372,030)             --        (372,030)
                                         -----------     -----------     -----------     -----------
                                             (44,238)       (380,229)       (159,351)       (388,640)
                                         -----------     -----------     -----------     -----------
Net loss                                 $  (271,746)    $  (639,761)    $  (734,598)    $(1,075,708)
                                         ===========     ===========     ===========     ===========
Net loss per share of common stock       $      (.04)    $      (.17)    $      (.12)    $      (.30)
                                         ===========     ===========     ===========     ===========
Weighted average shares of common
  stock outstanding                        6,125,877       3,661,478       5,880,938       3,631,670
                                         ===========     ===========     ===========     ===========

           See notes to condensed consolidated financial statements.

                                       (3)

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                        2000           1999
                                                    -----------     -----------
Cash flows from operating activities
  Net loss                                          $  (734,598)    $(1,075,708)
 Total adjustments to reconcile net loss
  to net cash used in operating activities              156,132         733,535
                                                    -----------     -----------
Net cash used in operating activities                  (578,466)       (342,173)
                                                    -----------     -----------
Cash flows from investing activities
  Proceeds from payments on notes receivable                 --          17,428
  Purchase of furniture and equipment                    (1,071)        (58,758)
                                                    -----------     -----------
Net cash used in investing activities                    (1,071)        (41,330)
                                                    -----------     -----------
Cash flows from financing activities
  Payment of obligations under capital lease            (38,277)         (7,597)
  Payment of debt obligations                                --         (75,000)
  Proceeds from issuance of debt net of
    deferred financing costs of $34,400                      --         450,600
  Repayment of short-term borrowing                          --           2,140
  Proceeds from exercise of warrants                     42,500              --
  Sale of preferred stock, net of offering
    costs of $94,500                                    955,500              --
  Reduction in deferred consulting fee                   30,000              --
  Offering commissions paid by stock                     20,000              --
                                                    -----------     -----------
Net cash provided by financing activities             1,009,723         370,143
                                                    -----------     -----------
Net increase in cash                                    430,186         (13,360)
Cash, beginning                                          20,019          15,910
                                                    -----------     -----------
Cash, ending                                        $   450,205     $     2,550
                                                    ===========     ===========

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for interest          $     7,152     $    25,524
                                                    ===========     ===========

Supplemental disclosure of non-cash investing and financing activities:

During the quarter ended March 31, 2000, 15 shares of the Company's Common Stock were issued as a result of the conversion of 38 shares of Series C Convertible Preferred Stock valued at $380.

During the quarter ended March 31, 2000, 12,000 shares of the Company's Common Stock were issued as a result of the conversion of 7,500 shares of Series A Convertible Preferred Stock valued at $75,000.

During the quarter ended September 30, 1999, 1,688 shares of the Company's Common Stock were issued as a result of the conversion of 4,228 shares of Series C Convertible Preferred Stock valued at $42,280.

The Company issued 544,000 shares of its common stock to consultants for services valued at $341,250.

The Company issued 166,730 shares of its common stock in lieu of cash to settle $62,398 of accounts payable.

The Company issued 40,000 shares of its common stock in lieu of cash to settle $20,000 in commissions from the Series D Preferred Stock offering.

           See notes to condensed consolidated financial statements.

                                       (4)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1999, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended March 31, 2000 and 1999 are unaudited. The financial statements for the period ended March 31, 2000 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2000.

NOTE 2 ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                      March 31, 2000         June 30,1999
                                      --------------         ------------
        Accounts payable                  $303,697              $403,837
        Accrued expenses
             Interest                      128,978                61,465
             Salaries                       33,056                63,159
        Payroll Taxes Payable                8,137                 5,712
                                             -----                 -----
        Total                             $473,868              $534,173
                                          ========              ========

NOTE 3 SHORT-TERM BORROWINGS

     As of March 31, 2000, the short-term borrowings of $235,000 and related accrued interest is in default. The Company failed to pay the principal and interest payment on the notes. However, the Company extended an offer to the holders of the short-term notes to convert their debt and accrued interest to equity in the Company. The offer which was accepted by all of the existing note holders permits the conversion of debt into shares of the Company's common stock at $.375 per share. Interest on the short-term borrowings continues to accrue at 12% per annum until the registration statement becomes effective.

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

     As of March 31, 2000, the debentures are convertible into 485,000 shares of the Company's common stock.

     The Company also issued to the debenture holders three year warrants which expire January 15, 2001 to purchase the Company's common stock at $.50 per share.

                                      (5)

     The warrants were valued at $310,850 by using the Black Scholes option pricing model. Accordingly, the debentures were discounted for the value allocated to the warrants and additional paid-in capital was recorded. For the nine months ended March 31, 2000, additional interest expense of $77,713 was recorded and the remaining unamortized discount was $139,072.

     As of March 31, 2000, the discounted value of the debentures was $345,928.

     On July 31, 1999, the Company failed to make an interest payment to the debenture holders. The Company extended an offer to the debenture holders to convert their debt and accrued interest to equity in the Company. The offer which was accepted by all of the existing debenture holders permits the conversion of debt into shares of the Company's common stock at $.375 per share. Interest on the debentures continued to accrue at 12% per annum through January 31, 2000, the approximate filing date of the Company's registration statement.

NOTE 5 COMMITMENTS AND CONTINGENCIES

     On January 1, 1998, the Company relocated its offices and entered into a three year lease. The total lease payments for fiscal year 2000 will be $72,271.

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

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through March 31, 2000, was approximately $88,000.

NOTE 6 COMMON STOCK

     As of March 31, 2000, there are outstanding 7,052,210 of non-public warrants to purchase the Company's common stock at prices ranging from $0.10 to $12.50 with a weighted average price of $0.57 per share.

     As of March 31, 2000, there were 1,169,044 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 1,503,818 shares of common stock.

     As of March 31, 2000, there were $485,000 of secured debentures which can be converted into 485,000 shares of the Company's common stock and $235,000 of short-term borrowings which can be converted into 685,000 shares of the Company's common stock.

     The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding debt, warrants and preferred stock equaled 9,726,028 shares as of March 31, 2000, and would be in addition to the 6,202,622 shares of common stock outstanding as of March 31, 2000.

                                      (6)

     During the nine months ended March 31, 2000, the Company issued 1,703 shares its Common Stock as a result of the conversion of 4,266 shares of Series C Convertible Preferred Stock.

     During February 2000, the Company issued 12,000 shares its Common Stock as a result of the conversion of 7,500 shares of Series A Convertible Preferred Stock.

     During the nine months ended March 31, 2000, the Company issued 544,000 shares of its common stock to consultants for services valued at $341,250.

     The Company issued 40,000 shares of its common stock in lieu of cash to settle $20,000 in commissions from the Series D Preferred Stock offering.

     During August 1999, the Company issued 166,730 shares of its common stock in lieu of cash to settle $62,398 of accounts payable.

     During the nine months ended March 31, 2000, the Company issued 300,000 shares of its stock in connection with the exercise of warrants.

NOTE 7 PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                Allocated                Outstanding
                                ---------     --------------------------------
                                              March 31, 2000     June 30, 1999
                                              --------------     -------------
     Series A Preferred           100,000          15,500            23,000
     Series B Preferred           200,000           3,500             3,500
     Series C Preferred         1,000,000          13,404            17,670
     Series D Preferred           375,000         375,000                --
     Series E Preferred         1,000,000         675,000                --
     Series P Preferred           600,000          86,640            86,640
                                ---------       ---------           -------

     Total Preferred Stock      3,325,000       1,169,044           130,810
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

                                      (7)

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

NOTE 8 INCOME TAXES

     There was no provision for current income taxes for the nine months ended March 31, 2000 and 1999.

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

                                      (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     RESULTS OF OPERATIONS

     The net loss for the quarter ended March 31, 2000, was $271,746 compared to a net loss of $639,761 for the quarter ended March 31, 1999. The loss before other income and expenses for the quarter ended March 31, 2000, was $227,508 compared to a loss before other income and expenses for the quarter ended March 31, 1999, of $259,532. Approximately $89,093 of administrative expenses were attributable to the amortization of consulting services that were paid using the Company's common stock. Additionally, $49,267 of interest expense, which includes the amortization of the discounted value of the debentures, will be converted into the Company's common stock upon the effectiveness of a registration statement by the Company.

     Revenue for the quarter ended March 31, 2000, was $325,208 compared to revenue of $28,531 for the quarter ended March 31, 1999. Sales of the Company's print products for the quarter ended March 31, 2000, increased approximately $300,000 over the similar period a year earlier. Management attributes this significant increase in sales to solidification of relationships with clients who place substantial repeat orders on a regular basis. Additionally, in the similar quarter 1999, there was insufficient operating capital to secure new business.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had a working capital deficiency of $2,051, compared with a working capital deficiency of $560,472 as of March 31, 1999. Net accounts receivable for the quarter ended March 31, 2000 was $254,263. This is an increase of $225,771 over the similar period ended March 31, 1999. Furthermore, accounts payable decreased by $189,374 from $504,095 for the quarter ended March 31, 1999 to $314,721 for the quarter ended March 31, 2000.

     On February 14, 2000, the Company filed its initial Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). Upon the effective date of this registration, 12,042,474 shares of restricted common stock and common stock underlying outstanding warrants, preferred stock and debts securities will become registered for sale on the public market. Additionally, the existing debt and associated interest reflected on the March 31, 2000, balance sheet will be converted to equity. The pro forma effect of this change on the March 31, 2000, balance sheet would have reduced current liabilities by $363,978 to $393,700 increasing the working capital surplus to $361,927.

     NINE MONTHS ENDED MARCH 31, 2000 AND 1999

     RESULTS OF OPERATIONS

     The net loss for the nine months ended March 31, 2000, was $734,598 compared to a net loss of $1,075,708 for the nine months ended March 31, 1999. The loss before other income and expenses decreased by approximately $112,000 for the nine months ended March 31, 2000, to $575,248 from $687,068 for the nine months ended March 31, 1999.

     Revenue for the nine months ended March 31, 2000, was $625,626 compared to revenue of $438,932 for the nine months ended March 31, 1999. Sales of the Company's print products increased by approximately $275,000 for the period ended March 31, 2000 over the similar period ended March 31, 1999. The revenue generated by InfoPak revenue decreased by approximately $88,000.

                                       (9)

     LIQUIDITY AND CAPITAL RESOURCES

     With the completion of the Series D Preferred and Series E Preferred private placements there is approximately $450,000 in available cash as of March 31, 2000, and accounts receivable have increased by over $175,000 from the fiscal year ended June 30, 1999. These funds will be used in fiscal years 2000 and 2001 as operating capital and for sales and promotion expenses.

     The Company extended an offer to its debenture holders and certain creditors to convert their debt to equity in the Company. The offer which expired on October 15, 1999 permitted the conversion of debt into shares of the Company's common stock at $.375 per share. Additionally, certain accounts payable were offered the opportunity to convert their receivables into shares of Dimensional Visions' common stock at $.375 per share. As of March 31, 2000, the entire outstanding balance of $720,000 of debentures and $62,398 of accounts payable have chosen to convert. The $62,398 of accounts payable have already been converted to common stock. As of March 31, 2000, a total of 2,601,021 shares of the Company's common stock would have been issued to convert the accounts payable and the debentures including accrued interest.


     PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

          Incorporated by reference from registrant's latest report on Form 10-KSB.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Pursuant to its Definitive Proxy Statement filed with the SEC on December 16, 1999, the Company held an annual meeting of shareholders on January 28, 2000. John D McPhilimy, Bruce D. Sandig, Roy D. Pringle and Susan A. Gunther were elected as Directors of the Corporation for a term of one year and until their successors are duly elected and qualified. A total of 6,025,607 shares were able to vote at this meeting. Each Director received 4,685,714 votes for and 22,920 votes withheld. A proposal to approve the 1999 Stock Option Plan (1999
          Plan), which reserves 1,500,000 shares of the Company's common stock to be issued to officers and other key employees, was approved. Shares voting for the 1999 Plan totaled 1,622,067; votes against, 80,889; abstentions, 270,219. A second proposal to ratify the appointment of Gitomer & Berenholz, P.C. as the Company's independent auditors for fiscal 2000 passed with 4,663,597 votes for, 21,367 votes against, and 23,670 abstentions.

     ITEM 5. OTHER INFORMATION

          None

                                      (10)

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          The following documents are filed as part of this report:

          1. The following Exhibits are
             filed herein:                   27.1     Financial Data Schedule

          2. Reports  on Form 8-K filed:          The  company  filed a  current
                                                  report   on  Form  8-K   dated
                                                  January  20,  2000,  with  the
                                                  Securities     and    Exchange
                                                  Commission  reporting that the
                                                  Company  completed  a  private
                                                  placement of 675,000 shares of
                                                  its   Series   E   Convertible
                                                  Preferred Stock.

                                      (11)

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized. DIMENSIONAL VISIONS INCORPORATED

DATED:   May 12, 2000                  By: /s/ John D. McPhilimy
                                           ------------------------------------
                                           John D. McPhilimy, Chairman,
                                           President and Chief Executive Officer

                                      (12)