Form 10KSB40
period 2000-06-30
DIMENSIONAL VISIONS INC/ DE
filed 2000-09-28
CIK 836809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to ______________

                         Commission file number 1-10196


                        DIMENSIONAL VISIONS INCORPORATED
            --------------------------------------------------------
           (Name of Small Business Issuer as specific in its Charter)

                     Delaware                                    23-2517953
         -------------------------------                      ----------------
         (State or Other Jurisdiction of                      (I.R.S. Employer
          Incorporation or Organization)                     Identification No.)

2301 W. Dunlap Avenue, Suite 207, Phoenix, Arizona                  85021
--------------------------------------------------                ----------
    (Address of Principal Executive Offices)                      (Zip Code)

         Issuer's telephone number, including area code: (602) 997-1990

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

     For the fiscal year ended June 30, 2000, the Company's revenue was $1,008,862.

     As of September 8, 2000, the number of shares of Common Stock outstanding was 9,459,913. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 8, 2000, was approximately $3,547,467 (based upon 9,459,913 shares at $.375 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated herein by reference: Registration Statement on Form SB-2 dated June 19, 2000, as amended (Registration No. 333-30368), is incorporated in Part III, Item 13(a).

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Dimensional   Visions  creates  and  delivers  Living  Image(TM)  Solutions  for products, packaging and marketing communications.

Living Image(TM) Solutions are multi-dimensional (commonly known as "3-D") and/or animated visual effects. These effects may be produced in varying sizes to specified customer applications for companies who want to differentiate their products from the competition. The visual effects are created by viewing multiple images through a series of lenses incorporated into a plastic sheet called lenticular. These lenses work as a viewer which self adjusts to whatever distance the viewer is from the image. Viewed in one direction, the lenses allow the individual to see multiple views of an image simultaneously. These multiple views are seen as being in three dimensions. Alternatively, viewed in the other direction, the lenses restrict the view to a particular image that changes as the piece is moved, thus creating an animation effect (i.e., the picture appears to be moving).

Our objective is to become a dominant marketer, developer and producer of the Living Image(TM) in the United States and internationally.

Our Living Image(TM) Solutions offer multi-dimensional and/or animated images for the promotion marketing industry, advertising and graphic design industry and original equipment manufacturers throughout the United States.

InfoPak, Inc. is our one active subsidiary company. InfoPak manufactures and markets a hardware/software packaged product line called the "InfoPakSystem(TM)." This system was designed to handle substantial offline information and databases that may require frequent updating.

We have decided to focus all of our resources on our Living Image(TM) product line. During Fiscal Year 1999, we retained Chapman Associates, an investment banking firm, to assist us in the sale of our InfoPak, Inc. subsidiary. To date, we have not found a buyer. We will continue to support the operations of InfoPak until it is sold or our Board of Directors decides to discontinue its operations.

Dimensional Visions office and principal place of business is located at 2301 West Dunlap Avenue, Suite 207, Phoenix, Arizona 85021, and its telephone number is (602) 997-1990.

COMPANY HISTORY

FISCAL YEARS 1988-1994

In 1988 Dimensional Visions Group, Ltd. (Bulletin Board: DVGL) was incorporated in the state of Delaware. Dimensional Visions was headquartered in Philadelphia, Pennsylvania. At that time, Dimensional Visions created its three-dimensional effects by building model sets and photographing these sets using a robotic controlled camera. These photographed images were then prepared for lithographic printing. The process utilized during this timeframe was very expensive and extremely difficult to consistently reproduce quality images. Throughout this period Dimensional Visions tried unsuccessfully to perfect the robotic camera process.

FISCAL YEARS 1995-1997

In 1995 Dimensional Visions acquired InfoPak, Inc. of Phoenix, Arizona ("InfoPak") which is currently our wholly owned subsidiary. InfoPak manufactures and markets a hardware/software package called the "InfoPakSystem(TM)". This system takes existing databases and prepares them for use on a palm-top computer manufactured by InfoPak. It is particularly useful to individuals who need access to information while away from a computer terminal. Therefore, it is marketed to mobile business professionals in the automobile appraisal and real-estate businesses. Automobile appraisal guides are available on the palm-top unit for access at automobile auctions or at car dealership lots. Multiple listing data is similarly available for real estate agents for field access to the home listings.

From 1995 to 1997, Dimensional Visions utilized the software development resources of InfoPak to develop the patent-pending software and systematic digital process for its Living Image(TM) Solutions.

FISCAL YEARS 1998-2000

In January 1998 we established our current headquarters in Phoenix, Arizona. Under the leadership of a new executive management team, Dimensional Visions was completely restructured including changing our corporate name to Dimensional Visions Incorporated and changing our stock trading symbol from DVGL to DVUI. At the end of 1997, the Company needed to complete private placements of debt and equity to continue operations. As a prerequisite, our investment banking firm, Capital West Investment Group, required the Company to replace the upper level management and effect a 1 for 25 reverse stock split.

During this timeframe we sold all of the original robotic photographic equipment to concentrate on the new Living Image(TM) (utilizing very high-end Intel based graphic design computers). Our management team believes that the new process is much more cost effective, reproducable, and has a shorter production cycle than the photographic process formerly used by the Company. We also believe that it better meets the demands of today's market which requires quick turn around of products from inception to delivery.

STRATEGY

MARKET & PENETRATION

Multi-dimensional and/or animated images are being utilized today by Dimensional Visions' clients. The images are used because they combine depth and movement to attract the consumer's attention and potentially increase their sales.

Living Image(TM) solutions have and will be (a) integrated onto products (for example: affixed to yearbooks, children's portfolio cover's, etc), (b) integrated onto product packaging (for example: affixed to cereal boxes, CD packages, etc), and (c) integrated onto marketing communications for products and services (for example: affixed to annual reports, etc). We define the market for our Living Image(TM) as the following major markets in the United States:

*    Specially selected Original Equipment Manufacturers
*    Specially selected Promotional Marketing Firms
* Specially selected Advertising & Graphics Design Firms (less newspaper, radio and TV)

Dimensional Visions believes that the market for Living Image(TM) is in its infancy particularly with the advent of new high-end Intel based graphic design computers and improved lenticular plastic extrusion capabilities. With these advances, coupled with the best-integrated software methodology and marketing strategy, we believe Dimensional Visions can be a market leader.

Dimensional Visions estimates that the market universe for its Living Image(TM) is as follows:

* ORIGINAL EQUIPMENT MANUFACTURERS: Our revenues for the fiscal year ended June 30, 1999, from the original manufacturers were approximately 52% of our total revenue.
* PROMOTION MARKETING INDUSTRY: According to PROMO MAGAZINE article titled The 1998 Annual Report, the estimated 1997 revenue for the promotion marketing industry was $79.5 billion. This article can be found archived on their website at WWW.PROMOMAGAZINE.COM. Dimensional Visions believes that the Premium/Incentives, Point of Purchase, Specialty Printing, and Agencies Net Revenues categories, which account for over $43.7 billion, are potential users of the Living Image(TM) Solutions. Our revenues for the fiscal year ended June 30, 1999 from this market were approximately 48%.
* ADVERTISING INDUSTRY: According to ADVERTISING AGE article on May 18, 1998, the 1997 advertising revenue in the U.S. totaled over $187.6 billion. The article, titled 1997 U.S. ADVERTISING VOLUME (COEN/MCCANN-ERICKSON), can be found on their website at WWW.ADAGE.COM. We believe that newspapers, magazines, direct mail, business papers, and miscellaneous other advertising methods are potential users of the Living Image(TM) Solutions. These categories make up over $116.4 billion or 62% of total advertising revenues.

PRODUCTION

Dimensional Visions controls or supervises all phases of the production of its Living Image(TM) products from the image development and computerized enhancement phases through the color separation and printing phases. Images are provided to us by our clients in many formats including digitally in graphic file formats and photographically in pictures or transparencies. Photographic images are scanned into the computer to be modified and enhanced. Through a proprietary process, several images are composited together to generate a final image that will appear as a three-dimensional and/or animation image when viewed through a lenticular material. "Lenticular" is a plastic optical material that allows the three-dimensional and/or animation image to be viewed without the use of any viewing apparatus such as glasses or hoods. The digital files are forwarded to Travel Tags, our primary printer, or other commercial printer, where, through the lithographic process, the images are printed on a polymer based lenticular material which focuses the multi-dimensional or animation images. Printing is done under the supervision of Dimensional Visions. The lenticular material is supplied by producers in the petrochemical and plastic fabricating industries directly to our printer. Dimensional Visions has no long-term contracts with its printers.

COMPETITION

Other processes currently are available which allow a viewer to perceive an image in three-dimensions, including those which employ stereoscopic glasses and viewing hoods and other processes, and holograms and other three-dimensional image systems which do not require the use of viewing apparatus. Dimensional Visions is aware of at least two companies, Optigraphics, Inc. and National Graphics, Inc., which compete with our products. Our products may be more expensive than conventional, high quality, two-dimensional prints and for this reason, high quality, conventional processes and methods may be favored for many, if not most, illustration and promotion contexts. Color lenticular images are less expensive than other forms of three-dimensional prints.

PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION

The Company filed a patent application on February 15, 1999 for its Living Image(TM) software and print system. The Company believes that the patent will issue within two years.

Dimensional Visions has received trademark registration of DV3D(R) and has submitted a trademark application for Animotion(TM) and Living Image(TM) which we believe will issue within the next 24 months as well.

Dimensional Visions enters into confidentiality agreements with all persons and entities who or which may have access to our technology. However, no assurance can be given that such agreements, the patents, or any additional patents that may be issued to Dimensional Visions will prevent third parties from developing similar or competitive technology. There can be no assurance that the patents will provide us with any significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of its patents, or if instituted that any such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial. In addition, no assurance can be given that we will have sufficient resources to either institute or defend any action, suit or other proceeding by or against our Company with respect to any claimed infringement of patent or other proprietary rights. In the event that we should lose, in the near future, the protection afforded by the patents and any future patents, such event could have a material adverse effect on our operations. Furthermore, there can be no assurance that our own technology will not infringe patent or other rights owned by others or licenses to which may not be available to us.

EMPLOYEES

As of June 30, 2000, Dimensional Visions had twelve employees, including three in management, one of whom is involved in manufacturing and research and development, one in marketing and sales, and one in operations and finance. There are three employees engaged in administrative and clerical functions, two in sales, and four in production. Dimensional Visions is not a party to any collective bargaining agreements. Dimensional Visions considers its relations with employees to be good.

SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below is selected financial data derived from the Company's Consolidated Financial statements, some of which appear elsewhere in this Report. This data should be read in conjunction with the Consolidated Financial statements, included elsewhere in this Report.

                                      Year Ended      Year Ended      Year Ended     Year Ended      Year Ended
                                     June 30, 2000   June 30, 1999   June 30, 1998  June 30, 1997   June 30, 1996
                                     -------------   -------------   -------------  -------------   -------------
Operation revenue                     $ 1,008,862     $   741,901      $ 609,392     $   551,517     $ 1,083,897
Net loss                              $(1,021,144)    $(1,465,812)     $(421,659)    $(2,162,134)    $(2,035,647)
Net loss per share of common stock    $      (.18)    $      (.39)     $    (.14)    $     (1.14)    $     (3.34)

Balance Sheet Data:
Working capital (deficit)             $   205,284     $  (603,946)     $(235,920)    $  (107,952)    $     9,528
Total assets                          $   885,033     $   530,973      $ 920,841     $   529,520     $ 1,408,919
Total liabilities                     $   519,112     $ 1,118,740      $ 713,539     $   613,947     $   673,058
Stockholders' equity (deficiency)     $   365,921     $  (721,555)     $ 207,302     $   (84,427)    $   735,861

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 4,364 square feet of office space at 2301 W. Dunlap Avenue, Suites 207 and 201 in Phoenix, Arizona. This location serves as our principal executive offices and our current design and production facilities. The lease covering this property terminates on December 31, 2000. The total lease payments for the first six months of fiscal year 2001 will be approximately $37,000. The lease also requires us to pay all taxes and insurance.

ITEM 3. LEGAL PROCEEDINGS.

In June 1999, Electronic Pricing Guides, Inc., an Arizona corporation ("EPG"), filed a claim against InfoPak and Dimensional Visions, Inc. at the American Arbitration Association, Dallas, Texas branch, arbitration file number 76 Y 181 00146 99. EPG claimed breach of contract and InfoPak, Inc. filed a counter-claim on September 18, 1999 also seeking breach of contract and breach of promissory note. EPG sought money damages for lost business in an undiscerned amount. InfoPak sought money damages in the amount of $85,500 plus interest from March 1, 1998 and $8,000. Arbitration was scheduled to take place April 24-26, 2000. However, EPG, Inc. failed to make the necessary deposits, so the hearings were suspended indefinitely. The matter was closed by the American Arbitration Association on July 25, 2000. This matter is no longer pending and no further action has been threatened.

In July 2000, the Company settled a dispute with RCG Capital Markets Group, Inc. for payment by the Company of $4,583 and 50,000 stock warrants with an exercise price of $0.843 per share.

In August 2000, Richman Group, an Ohio corporation, filed a claim against Dimensional Visions at the American Arbitration Association, Dallas, Texas, with an arbitration venue of Phoenix, Arizona. Richman group claims damages resulting from a breach of contract. Richman seeks damages in the amount of $50,000. Although no arbitration date has been set, the Company expects that it will be set prior to December 31, 2000.

To the best knowledge of our management, there are no other material litigation matters pending or threatened against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth fiscal quarter of 2000.

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

                                                       High         Low
                                                       ----         ---
FISCAL 1999
     First Quarter................................   1 11/32       27/64
     Second Quarter...............................     21/32         1/4
     Third Quarter................................      7/16        3/16
     Fourth Quarter...............................     27/32        3/16

FISCAL 2000
     First Quarter................................    2 3/16         3/8
     Second Quarter...............................   1 23/32       27/32
     Third Quarter................................    2 3/32       13/16
     Fourth Quarter...............................    2 9/32         3/8

FISCAL 2001
     First Quarter (through September 8, 2000)....     17/32       17/64

HOLDERS

As of September 8, 2000, the number of stockholders of record was 430, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 3,000 stockholders in total.

DIVIDENDS

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, a 8% annual dividend is due and owing. As of June 30, 2000, the Company has not declared dividends on Series A or B preferred stock. The unpaid cumulative dividends totaled approximately $74,225. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 1998 AND 1999

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

FISCAL YEARS 1999 AND 2000

RESULTS OF OPERATIONS

The net loss for the fiscal year ended June 30, 2000, was $1,021,145 compared with a net loss of $1,465,812 for the fiscal year ended June 30, 1999. The gross margin increased from $179, 190, representing 24% of fiscal year 1999 operating revenue, to $346,841, representing 34% of fiscal year 2000 operating revenue. Approximately $175,000 of the increase in general and administrative expenses was the result of the amortization of one time consulting contracts paid through the issuance of the Company's common stock. Other general and administrative expense categories that increased significantly were salary, lease expense and stock/proxy related expenses. Marketing expenses decreased from $301,630 in fiscal year 1999, to $110,270 in fiscal year 2000. Marketing salary and commissions decreased by approximately $110,000 and travel and entertainment by $13,000. Management believes that marketing expenses will increase in the fiscal year 2001, as a result of hiring of new sales staff and the beginning of a nationwide marketing campaign. Of the $173,878 of interest expense for fiscal year 2000, approximately $49,572 was paid with the Company's common stock on June 19, 2000. An additional $116,215 was the result of the amortization of the discounted value of the Company's long and short-term debentures which were simultaneously converted with their associated interest.

Revenue for the fiscal year ended June 30, 2000, was $1,008,862 compared to revenue of $741,901 for the fiscal year ended June 30, 1999. Approximately $980,000 or 97% of total revenue for the fiscal year ended June 30, 2000, was from print products compared to $614,000 or 83% of total revenue for the fiscal year ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had a working capital of $205,284 compared with a working capital deficiency of $603,946 as of June 30, 1999. The increase in working capital is largely attributable to the increase in cash of approximately $258,000, an increase in account receivable of $270,000, and the conversion of short term debt and accrued interest into shares of the Company's common stock. During the period ended June 30, 2000, the Company raised a total of $1,050,000 before expenses of approximately $94,500 through the sale its Series D and Series E Preferred Stock.

The Company extended an offer to its debenture holders and certain creditors to convert their debt to equity in the Company. The offer, which expired on October 15, 1999, permitted the conversion of debt into shares of the Company's common stock at prices ranging from $.25 to $.375 per share. Interest on the debentures accrued at 12% per annum through January 31, 2000. Additionally, certain accounts payable were offered the opportunity to convert their receivables into shares of Dimensional Visions' common stock at $.375 per share. On June 19, 2000, following the effective date of the registration statement, the entire outstanding balance of $720,000 of debentures and $60,748 of accounts payable were converted into shares of the Company's common stock. A total of 2,601,021 shares were issued to convert the accounts payable and the debentures including accrued interest.

Dimensional Visions plans to become profitable through increased sales of its Living Image(TM) products while maintaining current or higher gross margins. The Company has a strong relationship with its printer which includes preferential treatment, the ability to quickly produce products requested by customers, and the resources to significantly expand production without a commensurate increase in expenses. Our current customers are reordering products on a regular basis which reduces our cost of sales. For the fiscal year ended June 30, 1999, eight customers ordered additional products compared to ten customers for the fiscal year ended June 30, 2000. These customers are also increasing their order quantities indicating a growing acceptance of our 3D/animated products in the market place. The Company's three largest customers ordered $64,940, $31,844 and $175,574 worth of products in the fiscal year 1999 compared to $119,571, $159,748 and $538,653 for the fiscal year ended June 30, 2000.

The Company's independent auditors report contained an explanatory paragraph regarding the ability of the Company to continue as a going concern.

EVENTS SUBSEQUENT TO JUNE 30, 2000

On September 5, 2000, the Company entered into a Letter of Agreement with an investment banking firm to establish a $20 million equity line. This agreement is subject to the Company filing an effective registration statement and will end 36 months from the effective registration date. The Company shall have the right at its sole discretion to put common stock to the investment banking firm, subject to certain amount limitations and conditions based upon trading volume of the Company.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company terminated Gitomer & Berenholz, P.C., Huntingdon Valley, Pennsylvania, as its principal accountant as of July 13, 2000. The principal accountant's report on the financial statements of the Registrant contained no adverse opinion or a disclaimer of opinion, nor was qualified nor modified as to uncertainty, audit scope, or accounting principles. The termination of Gitomer & Berenholz, P.C. was approved by the Board of Directors.

During the Company's two most recent fiscal years and any subsequent interim period preceding such registration, declination, or dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing to report under Item 304(a)(1)(v)(A) through (D).

Upon the disengagement of Gitomer & Berenholz, P.C., the Company engaged the firm of Kopple & Gottlieb, LLP, 420 Old York Road, Jenkintown, PA 19046, as its new accounting firm.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name                      Age                         Position
----                      ---                         --------
John D. McPhilimy          57       Director, Chairman of the Board of Directors
                                    and Chief Executive Officer
Roy D. Pringle             32       Vice President and Director
Bruce D. Sandig            41       Senior Vice President and Director
Susan A. Gunther           50       Director

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

MR. BRUCE D. SANDIG was appointed as a Director of the Company in January 1998 and as Senior-Vice President of Creative Design and Production Engineering of the Company in November 1997 and provides overall development and integration of the DV3D(R)and Animotion(TM) Multi-Dimensional Images systems. Mr. Sandig was a co-founder of InfoPak in 1992. Mr. Sandig has over 15 years experience in electro-mechanical and software engineering/design with such companies as Universal Propulsion Company, Kroy, Inc., Dial Manufacturing, and Softie, Inc., where he also created several proprietary software games for Nintendo.

MS. SUSAN A. GUNTHER has served as Director of the Company since January 1998. Since January 1998 she has served as Managing Principal Consultant for Oracle, Inc. She served as Director of Business Processing from March 1995 to December 1997 for AmKor Electronics.

Currently, the Audit Committee, comprised of Mr. Pringle and Ms. Gunther, is the only Committee of the Board of Directors.

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Certificate of Incorporation and Bylaws of Dimensional Visions provide that Dimensional Visions will indemnify and advance expenses, to the fullest extent permitted by the Delaware General Corporation Law, to each person who is or was a director, officer or agent of Dimensional Visions, or who serves or served any other enterprise or organization at the request of Dimensional Visions (an
"Indemnitee"). Under Delaware law, to the extent that an Indemnitee is successful on the merits of a suit or proceeding brought against him or her by reason of the fact that he or she was a director, officer or agent of Dimensional Visions, or serves or served any other enterprise or organization at the request of Dimensional Visions, Dimensional Visions will indemnify him or her against expenses (including attorneys' fees) actually and reasonably incurred in connection with such action. If unsuccessful in defense of a third-party civil suit or a criminal suit, or if such a suit is settled, an Indemnitee may be indemnified under Delaware law against both (i) expenses, including attorneys' fees, and (ii) judgments, fines and amounts paid in settlement if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Dimensional Visions, and, with respect to any criminal action, had no reasonable cause to believe his other conduct was unlawful. If unsuccessful in defense of a suit brought by or in the right of Dimensional Visions, where the suit is settled, an Indemnitee may be indemnified under Delaware law only against expenses (including attorneys' fees) actually and reasonably incurred in the defense or settlement of the suit if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Dimensional Visions except that if the Indemnitee is adjudged to be liable for negligence or misconduct in the performance of his or her duty to Dimensional Visions, he or she cannot be made whole even for expenses unless a court determines that he or she is fully and reasonably entitled to indemnification for such expenses. Also under Delaware law, expenses incurred by an officer or director in defending a civil or criminal action, suit or proceeding may be paid by Dimensional Visions in advance of the final disposition of the suit, action or proceeding upon receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by Dimensional Visions. Dimensional Visions may also advance expenses incurred by other employees and agents of Dimensional Visions upon such terms and conditions, if any, that the Board of Directors of Dimensional Visions deems appropriate. Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers or persons controlling Dimensional Visions pursuant to the foregoing provisions, in the opinion of the Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities, ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company believes that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation earned by or paid to the Company's Chief Executive Officer for the fiscal year ended June 30, 2000. No officer of the Company earned more than $100,000 in the fiscal year ended June 30, 2000.

                                  Annual Compensation                     Long Term Compensation
                         -------------------------------------  ---------------------------------------
                                                                           Awards             Payouts
                                                                ---------------------------  ----------
                                                  Other         Restricted     Securities
                                                  Annual          Stock        Underlying       LTIP        All Other
                   Year  Salary($)  Bonus($)  Compensation($)    Awards($)  Options/SARs(#)  Payouts($)  Compensation($)
                   ----  ---------  --------  ---------------   ----------  ---------------  ----------  ---------------
John D. Mcphilimy  1999  $89,250     $    0         $ 0              $0          --             $0             $0
                   2000  $90,000     $7,500         $ 0              $0                         $0             $0

                   OPTIONS/SAR GRANTS IN THE FISCAL YEAR 2000

                                               INDIVIDUAL GRANTS
                    -----------------------------------------------------------------
                            Number of     % of Total
                           Securities     Option/SARs
                           Underlying     Granted to
                           Option/SARs   Employees in   Exercise or Base   Expiration
      Name          Year   Granted(#)     Fiscal Year    Price ($/Share)      Date
      ----          ----   -----------    -----------    ---------------      ----
John D. McPhilimy   2000     550,000         41.9              .25          1/27/05

       AGGREGATED OPTIONS/SAR EXERCISES IN THE FISCAL YEAR 2000 AND FY-END
                                OPTION/SAR VALUES

                                                        Number of Securities
                               Shares                   Underlying Exercised              Value of
                             Acquired on    Value     Options/SARs at FY-End(#)   Unexercised In-the-Money
     Name             Year   Exercise(#)   Realized   Exercisable/Unexercisable   Options/SARs at FY-End ($)
     ----             ----   -----------   --------   -------------------------   --------------------------

John D. McPhilimy     2000       --           0          1,000,000(E) / 0(U)               $147,500

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the shares of the Company's outstanding Common Stock beneficially owned as of September 8, 2000, by (i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by the Company to own beneficially more than 5% of the Company's Common Stock.

  Name and Address                     Amount and Nature of        Percent
of Beneficial Owners(1)               Beneficial Ownership(2)    Ownership(2)
-----------------------               -----------------------    ------------
John D. McPhilimy (3)                          395,000               4.01
127 W. Fellars Drive
Phoenix, AZ 85023

Bruce D. Sandig (4)                            700,000               6.90
5801 N. 14th Street
Phoenix, AZ 85014

Roy D. Pringle (5)                             506,047               5.08
4915 W. Marco Polo Road
Glendale, AZ 85308

Susan A. Gunther (6)                            75,000               0.79
26210 S. Lime Drive
Queen Creek, AZ 85242

Robert J. Kelly (7)                            603,580               6.15
8300 N. Hayden Road, #202
Scottsdale, AZ 85258

Dale Riker (8)                                 699,634               7.22
10040 E. Happy Valley Road
Scottsdale, AZ 85255

Robert H. Kite (9)                           1,202,760              11.85
6200 E. Huntress Drive
Paradise Valley, AZ 85253

All executive officers and directors         1,676,047              15.07
 as a group (4 persons) (10)

----------
(1) Each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each of such persons may be reached through the Company at 2301 W. Dunlap Avenue, Suite 207, Phoenix, Arizona 85021.
(2) The percentages shown are calculated based upon the 9,459,913 shares of Common Stock outstanding on September 8, 2000. The numbers and percentages shown include the shares of Common Stock actually owned as of September 8, 2000 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of September 8, 2000 upon the exercise of options and warrants, or the conversion of Preferred Stock, are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(3) Mr. McPhilimy has warrants to purchase 395,000 shares of Dimensional Visions' common stock at an exercise price of $.20 until October 28, 2003.
(4) Mr. Sandig owns 10,000 shares of Dimensional Visions' common stock. Also included in the amount are common stock purchase warrants to purchase 230,000 shares of Dimensional Visions' common stock at an exercise price of $.20 until October 28, 2003 and warrants to purchase 460,000 shares of common stock at an exercise price of $.25 until January 27, 2005.
(5) Mr. Pringle owns 6,047 shares of Dimensional Visions' common stock. Also included in the amount are common stock purchase warrants to purchase 210,000 shares of Dimensional Visions' common stock at an exercise price of $.20 until October 28, 2003 and warrants to purchase 290,000 shares of common stock at an exercise price of $.25 until January 27, 2005.
(6) Ms. Gunther has warrants to purchase 40,000 shares of Dimensional Visions' common stock at an exercise price of $.50 until October 28, 2003 and warrants to purchase 35,000 shares of common stock at an exercise price of $.25 until January 27, 2005.
(7) Mr. Kelly owns 247,875 shares of Dimensional Visions' common stock. Also included in the amount are common stock purchase warrants to purchase 305,705 shares of common stock and preferred stock which can be converted into 50,000 shares of common stock.
(8) Mr. Riker owns 464,634 shares of Dimensional Visions' common stock. Also included in the amount are common stock purchase warrants to purchase 235,000 shares of common stock.
(9) Mr. Kite owns 512,760 shares of Dimensional Visions' common stock. Also included in the amount are common stock purchase warrants to purchase 380,000 shares of common stock and preferred stock which can be converted into 310,000 shares of common stock.
(10) Includes common stock purchase warrants to purchase in the aggregate 1,660,000 shares of the Company's Common Stock.

1996 EQUITY INCENTIVE PLAN

The Company, in June 1996, adopted the 1996 Equity Incentive Plan (the "1996 Plan") covering 10,000,000 shares of the Company's Common Stock pursuant to which employees, consultants and other persons or entities who are in a position to make a significant contribution to the success of the Company are eligible to receive awards in the form of incentive or non-incentive options, stock appreciation rights, restricted stock or deferred stock. The 1996 Plan will terminate ten (10) years after June 12, 1996, the effective date of the 1996 Plan. The 1996 Plan is administered by the Board of Directors. In its discretion, the Board of Directors may elect to administer the 1996 Plan. Restricted stock entitles the recipients to receive shares of the Company's Common Stock subject to such restriction and condition as the Compensation Committee may determine for no consideration or such considerations as determined by the Compensation Committee. Deferred stock entitles the recipients to receive shares of the Company's Common Stock in the future.

As of June 30, 2000, 5,002,978 shares have been issued pursuant to this plan.

1999 STOCK OPTION PLAN

On November 15, 1999, the Board of Directors of Dimensional Visions adopted the 1999 Stock Option Plan (the "1999 Plan"). This plan was approved by a majority of our stockholders at our January 28, 2000, stockholders' meeting. The purpose of the 1999 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals. The 1999 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company. A maximum of 1,500,000 shares of the Company's common stock are available to be issued under the 1999 Plan. The option exercise price will be 100% of the fair market value of the Company's common stock on the date the option is granted and will be exercisable for a period not to exceed 10 years from the date of grant.

As of June 30, 2000, no shares have been issued pursuant to this plan.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1(a)  Articles of Incorporation, dated May 12, 1988
     3.2(a)  Bylaws
     4.1(a) Certificate of Designation of Series A Convertible Preferred Stock, dated December 12, 1992
     4.2(a) Certificate of Designation of Series B Convertible Preferred Stock, dated December 22, 1993
     4.3(a) Certificate of Designation of Series P Convertible Preferred Stock, dated September 11, 1995
     4.4(a) Certificate of Designation of Series S Convertible Preferred Stock, dated August 28, 1995
     4.5(a) Certificate of Designation of Series C Convertible Preferred Stock, dated November 2, 1995
     4.6(a) Certificate of Designation of Series D and Series E Convertible Preferred Stock dated August 25, 1999
     4.7(a) Form of Warrant Agreement to debt holders, dated January 15, 1998 4.8(a) Form of Warrant Agreement to debt holders, dated April 8, 1998 4.9(a) Form of Warrant Agreement to participants in Private Placement dated April 8, 1998
     4.10(a) Series A Convertible Secured Debenture
     4.11(a) Security Agreement for Series A Convertible Secured Debentures 10.1(a) 1996 Equity Incentive Plan
     10.2(a) 1999 Stock Option Plan
     10.3(a) Agreement  dated September 25, 1997 by and between  InfoPak,  Inc.,
             DataNet Enterprises, LLC, and David and Staci Noles 10.4(a) Lease Agreement, dated October 27, 1997
     10.5(a) Employment Agreement dated August 1, 1998, with John D. McPhilimy 10.6(a) Employment Agreement dated November 1, 1997, with Bruce D. Sandig 10.7(a) Employment Agreement dated November 1, 1997, with Roy D. Pringle
     10.8    Letter of Agreement with Swartz Private Equity LLC, dated
             September 5, 2000
     21.1    Subsidiaries of the Registrant
     27.1    Financial Data Schedule

(b) Reports on Form 8-K.

     None.

----------
(a) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 dated June 19, 2000, as amended (Registration No. 333-30368).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        DIMENSIONAL VISIONS INCORPORATED

DATED: September 28, 2000               By: /s/ John D. Mcphilimy
                                            ------------------------------------
                                            John D. McPhilimy, Chairman and
                                            Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                      Date
     ---------                            -----                      ----

/s/ John D. Mcphilimy           Chairman, Chief Executive     September 28, 2000
--------------------------      Officer
John D. McPhilimy


/s/ Bruce D. Sandig             Vice President, Director      September 28, 2000
--------------------------
Bruce D. Sandig


/s/ Roy D. Pringle              Vice President, Director      September 28, 2000
--------------------------
Roy D. Pringle


/s/ Susan A. Gunther            Director                      September 28, 2000
--------------------------
Susan A. Gunther

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                       YEARS ENDED JUNE 30, 2000 AND 1999


            Index to Consolidated Financial Statements and Schedules

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                F-2

Consolidated Financial Statements

     Balance Sheet                                                          F-6

     Statements of Operations                                               F-7

     Statements of Stockholders'Equity (Deficiency)                         F-8

     Statements of Cash Flows                                               F-12

     Notes to Consolidated Financial Statements                             F-15

Schedules

     Independent Auditors' Report                                           F-29

     Schedule IV - Property and Equipment                                   F-31

     Schedule V - Accumulated Depreciation and
       Amortization of Property and Equipment                               F-32

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Dimensional Visions Incorporated and Subsidiary (the "Company") as of June 30, 2000, and the related consolidated statement of operations, stockholders' equity (deficiency), and cash flows for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Incorporated and Subsidiary as of June 30, 2000 and the results of their operations and their cash flows for the year ended June 30, 2000 in conformity with generally accepted accounting principles.

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


/s/ Kopple & Gottlieb, LLP

KOPPLE & GOTTLIEB, LLP

Jenkintown, Pennsylvania
September 1, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Dimensional Visions Incorporated and Subsidiary (the "Company") as of June 30, 1999 (not presented herein), and the related consolidated statement of operations, stockholders' equity (deficiency), and cash flows for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Incorporated and Subsidiary as of June 30, 2000 and the results of their operations and their cash flows for the year ended June 30, 1999 in conformity with generally accepted accounting principles.

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


                                             /s/ GITOMER & BERENHOLZ, P.C.

Huntingdon Valley, Pennsylvania
October 7, 1999

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS
Current assets
  Cash                                                                   $    276,333
  Notes receivable, net of allowance for bad debts of $443,669                     --
  Accounts receivable, trade                                                  350,493
  Prepaid expenses                                                              9,226
                                                                         ------------
       Total current assets                                                   636,053
                                                                         ------------
Equipment
  Equipment                                                                   479,372
  Furniture and fixtures                                                       46,944
                                                                         ------------
                                                                              526,316
  Less accumulated depreciation                                               308,963
                                                                         ------------
                                                                              217,353
                                                                         ------------
Other assets
  Patent rights and other assets                                               31,627
                                                                         ------------
                                                                               31,627
                                                                         ------------
       Total assets                                                      $    885,033
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of obligations under capital leases                    $     50,962
  Accounts payable, accrued expenses and other liabilities                    379,807
                                                                         ------------
       Total current liabilities                                              430,769
                                                                         ------------
Obligations under capital leases, net of current portion                       88,343
                                                                         ------------
       Total liabilities                                                      519,112
                                                                         ------------
Commitments and contingencies                                                      --

Stockholders' equity
  Preferred stock - $.001 par value, authorized
    10,000,000 shares; issued and outstanding 1,146,044                         1,146
  Additional paid-in capital                                                1,474,295
                                                                         ------------
                                                                            1,475,441
  Common stock - $.001 par value, authorized
    100,000,000 shares; issued and outstanding 8,934,916                        8,935
  Additional paid-in capital                                               20,885,581
  Deficit                                                                 (21,828,753)
                                                                         ------------
  Total stockholders' equity before deferred consulting contracts             541,204
  Deferred consulting contracts                                              (175,283)
                                                                         ------------

       Total stockholders' equity                                             365,921
                                                                         ------------

       Total liabilities and stockholders' equity                        $    885,033
                                                                         ============

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2000 AND 1999


                                                      2000              1999
                                                   -----------      -----------
Operating revenue                                  $ 1,008,862      $   741,901
Cost of sales                                          662,021          562,711
                                                   -----------      -----------

Gross profit                                           346,841          179,190
Operating expenses
  Engineering and development costs                    169,895          146,480
  Marketing expenses                                   129,520          301,630
  General and administrative expenses                  852,140          605,347
                                                   -----------      -----------

    Total operating expenses                         1,151,555        1,053,457
                                                   -----------      -----------

Loss before other income (expenses)                   (804,714)        (874,267)
                                                   -----------      -----------
Other income (expenses)
  Interest expense                                    (173,878)        (207,727)
  Interest income                                       14,779           18,188
  Bad debt expense on notes receivable                 (57,332)        (402,006)
                                                   -----------      -----------

                                                      (216,431)        (591,545)
                                                   -----------      -----------

Net loss                                            (1,021,145)      (1,465,812)

Dividends in arrears on preferred stock                (74,225)         (88,050)
                                                   -----------      -----------

Net Loss available to common shareholders          $(1,095,370)     $(1,553,862)
                                                   ===========      ===========
Loss per share
  Basic and diluted loss per common share          $      (.18)     $      (.39)
                                                   ===========      ===========

Shares used in computing net loss per share          6,052,835        3,973,118
                                                   ===========      ===========

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                  Preferred Stock                   Common Stock
                                 ($.001 Par Value)   Additional   ($.001 Par Value)   Additional
                                ------------------    Paid-in    ------------------     Paid-in
                                 Shares     Amount    Capital     Shares     Amount     Capital      Deficit         Total
                                 ------     ------    -------     ------     ------     -------      -------         -----
Balance, July 1, 1998           133,321    $  133   $ 683,278   3,612,101   $3,612   $18,862,075  $(19,341,796)  $   207,302

Conversion   of  1,500   shares
Series B convertible  preferred
stock  valued at  $15,000  into
6,000  shares of the  Company's
common stock                     (1,500)       (1)    (14,999)      6,000        6        14,994            --            --

Conversion   of  1,011   shares
Series C convertible  preferred
stock  valued at  $10,110  into
47,390  shares of the Company's
common stock                     (1,011)       (1)    (10,109)        403       --        10,110            --            --

Issuance of 1,519,688 shares of
the  Company's  common stock to
consultants for services valued
at $320,593                          --        --          --   1,519,688    1,520       319,073            --       320,593

Issuance of 485,000 warrants to
purchase  485,000 shares of the
Company's  common stock at $.50
per  share  for a  three  and a
half  year  period   commencing
January 16, 1998 in  connection
with    the     issuance     of
convertible debentures due July
31, 2001.  Black Scholes option
pricing model was used to value
the warrants                         --        --          --          --       --       310,850            --       310,850

Issuance of 85,000  warrants to
purchase  85,000  shares of the
Company's  common stock at $.25
per  share  and   issuance   of
150,000  warrants  to  purchase
150,000 shares of the Company's
common  stock at $.10 per share
for   a   three   year   period
commencing  January 25, 1999 in
connection with the issuance of
convertible debentures due July
1999 through  October 1999. The
Black  Scholes  option  pricing
model  was  used to  value  the
warrants                             --        --          --          --       --        39,300            --        39,300

Net loss                             --        --          --          --       --            --    (1,465,812)   (1,465,812)
                                -------    ------   ---------   ---------   ------   -----------  ------------   -----------
Balance, June 30, 1999          130,810    $  131   $ 658,170   5,138,192   $5,138   $19,556,402  $(20,807,608)  $  (587,767)
                                =======    ======   =========   =========   ======   ===========  ============   ===========

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                  Preferred Stock                   Common Stock
                                 ($.001 Par Value)    Additional  ($.001 Par Value)    Additional
                                 ------------------    Paid-in    ------------------    Paid-in
                                  Shares     Amount    Capital     Shares     Amount    Capital      Deficit        Total
                                  ------     ------    -------     ------     ------    -------      -------        -----
Balance, June 30 1999             130,810    $  131   $ 658,170   5,138,192   $5,138  $19,556,402  $(20,807,608)  $(587,767)

Conversion   of  4,266   shares
Series C convertible  preferred
stock  valued at  $42,660  into
1,703  shares of the  Company's
common stock                      (4,266)       (4)    (42,656)      1,703        2       42,658            --          --

Exercise of 135,000 warrants to
purchase  135,000 shares of the
Company's  common stock at $.20
per share                             --        --          --     135,000      135       26,865            --      27,000

Exercise of 355,000 warrants to
purchase  355,000 shares of the
Company's  common stock at $.10
per share                             --        --          --     355,000      355       35,145            --      35,500

Exercise of 30,000  warrants to
purchase  30,000  shares of the
Company's  common stock at $.50
per share                             --        --          --      30,000       30       14,970            --      15,000

Exercise of 32,000  warrants to
purchase  32,000  shares of the
Company's  common stock at $.25
per share                             --        --          --      32,000       32        7,968            --       8,000

Issuance  of 166,730  shares of
the  Company's  common stock to
settle accounts  payable valued
at $62,398                            --        --          --     166,730      167       62,231            --      62,398

Issuance  of 544,000  shares of
the  Company's  common stock to
consultants for services valued
at $341,250                           --        --          --     544,000      544      340,706            --     341,250

Issuance  of 375,000  shares of
the    Company's    Series    D
Preferred Stock                  375,000       375     337,125          --       --           --            --     337,500

Issuance  of 675,000  shares of
the    Company's    Series    E
Preferred Stock                  675,000       675     617,325          --       --           --            --     618,000

Conversion   of  7,500   shares
Series A convertible  preferred
stock  valued at  $75,000  into
12,000  shares of the Company's
common stock                      (7,500)       (8)    (74,992)     12,000       12      74,988            --          --

                                    Preferred Stock                   Common Stock
                                   ($.001 Par Value)   Additional   ($.001 Par Value)  Additional
                                   -----------------    Paid-in     -----------------   Paid-in
                                   Shares     Amount    Capital     Shares     Amount   Capital   Deficit   Total
                                   ------     ------    -------     ------     ------   -------   -------   -----
Conversion   of  23,000  shares
Series D convertible  preferred
stock  valued at  $20,700  into
46,000  shares of the Company's
common stock                      (23,000)     (23)    (20,677)     46,000      46      20,654       --         --

Issuance  of  40,000  shares of
Company's   common   stock   as
payment of a $20,000 commission
owed  from the sale of Series D
Preferred  Stock  in  lieu of a
cash payment                           --       --          --      40,000      40      19,960       --     20,000

Conversion  of debt of $570,000
and related interest of $97,387
at  $.375   pursuant   to  SB-2
registration statement                 --       --          --   1,779,691    1779     665,608       --    667,387

Conversion  of debt of $150,000
and related interest of $13,650
at   $.25   pursuant   to  SB-2
registration statement                 --       --          --     654,600     655     162,995       --    163,650

Professional  fees  incurred in
connection       with      SB-2
registration statement                 --       --          --          --      --     (15,698)            (15,698)

Adjustment  for long  term debt
discount   of  which  debt  was
converted  into equity with the
SB-2 registration                      --       --          --          --      --    (116,622)      --   (116,622)

Adjustment     for     deferred
offering costs  associated with
the SB-2 registration                  --       --          --          --      --     (13,249)      --    (13,249)

Issuance of 323,293 warrants to
purchase the  Company's  common
stock   at   $.10   per   share
commencing   January   2001  in
connection with the issuance of
convertible debentures                 --       --          --          --      --          --       --         --

Issuance of 395,000 warrants to
purchase the  Company's  common
stock   at   $.25   per   share
commencing   October   2000  in
connection     with     private
placement   of  the   Company's
securities                             --       --          --          --      --          --       --         --

Issuance of 1,397,500  warrants
to   purchase   the   Company's
common  stock at $.25 per share
commencing     December    2000
through   February   2005   for
employee     incentives     and
consultants                            --       --          --          --      --          --       --         --

                                 Preferred Stock                  Common Stock
                                ($.001 Par Value)   Additional  ($.001 Par Value)    Additional
                                ------------------   Paid-in    ------------------    Paid-in
                                 Shares     Amount   Capital     Shares     Amount    Capital       Deficit        Total
                                 ------     ------   -------     ------     ------    -------       -------        -----
Issuance of 917,500 warrants to
purchase the  Company's  common
stock   at   $.50   per   share
commencing October 2000 through
January 2003 in connection with
private    placement   of   the
Company's securities                   --       --          --          --      --            --            --           --

Issuance of 57,000  warrants to
purchase the  Company's  common
stock   at  $1.20   per   share
commencing   October   2000  in
connection     with     private
placement commissions                  --       --          --         --       --            --            --           --

Net loss                               --       --          --         --       --            --    (1,021,145)  (1,021,145)
                                ---------   ------  ----------  ---------   ------   -----------  ------------  -----------
Balance, June 30, 2000          1,146,044   $1,146  $1,474,295  8,934,916   $8,935   $20,885,581  $(21,828,753) $   541,204
                                =========   ======  ==========  =========   ======   ===========  ============  ===========

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                        2000              1999
                                                                    -----------       -----------
Operating activities
  Net loss                                                          $(1,021,145)      $(1,465,812)
  Adjustments to reconcile net loss to net
   cash used in operating activities
   Allowance for bad debts on notes receivable                           41,663           402,006
   Consulting service paid through issuance of
    warrants and common stock                                            22,500            65,593
   Depreciation and amortization of property and equipment               42,299            46,172
   Amortization of debt discount                                        121,396           112,132
   Amortization of other assets and deferred costs                      262,858            36,811
   Interest expense paid through issuance of common stock                50,400                --
  Changes in assets and liabilities which provided (used) cash
   Accounts receivable, trade                                          (272,425)           66,552
   Inventory                                                              4,822            62,464
   Prepaid supplies and expenses                                         10,748             7,782
   Accounts payable, accrued expenses and other liabilities             (31,332)           94,196
                                                                    -----------       -----------
  Net cash used in operating activities                                (768,216)         (572,104)
                                                                    -----------       -----------
Investing activities
  Payment of obligations under capital lease                            (49,702)          (16,477)
  Purchase of equipment                                                  (1,071)          (57,279)
  Proceeds from payments on notes receivable                                 --            18,169
                                                                    -----------       -----------
  Net cash used in investing activities
                                                                        (50,773)          (55,587)
                                                                    -----------       -----------

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                              2000              1999
                                                          -----------       -----------
Financing activities
  Proceeds from Sale of Preferred stock net of
   offering costs of $74,500                                  975,500                --
  Short-term borrowings                                            --           235,000
  Long-term debt                                                   --           485,000
  Reduction in deferred consulting fee contract
   originally paid in common stock                             30,000           100,000
  Borrowings from factor                                           --           195,560
  Payment of debt obligations                                      --          (350,060)
  Disbursement of debt issuance costs                              --           (33,700)
  Professional fees incurred in connection with SB-2
   registration statement                                     (15,697)               --
                                                          -----------       -----------

Net cash provided by financing activities                   1,075,303           631,800
                                                          -----------       -----------

Net increase in cash and cash equivalents                     256,314             4,109
Cash and cash equivalents, beginning of year                   20,019            15,910
                                                          -----------       -----------

Cash, end of year                                         $   276,333       $    20,019
                                                          ===========       ===========

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                  $    24,677       $    34,957
                                                          ===========       ===========
  Issuance of common stock in connection with
   consulting services                                    $   341,250       $   320,593
                                                          ===========       ===========

Supplemental disclosure of non-cash investing and financing activities for fiscal year 2000:

     The Company recorded capital lease obligations of $86,422 relating to the acquisition of equipment.

     The Company issued 12,000 shares of the Company's common stock in connection with the conversion of Series A Convertible Preferred Stock valued at $75,000.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


Supplemental disclosure of non-cash investing and financing activities for fiscal year 2000 (continued):

     The Company issued 40,000 shares of its common stock as payment of a $20,000 commission owed from the sale of Series D Preferred Stock offering in lieu of a cash payment.

     The Company issued 1,707 shares of the Company's common stock in connection with the conversion of Series C Convertible Preferred Stock valued at $42,660.

     The Company issued 46,000 shares of the Company's common stock in connection with the conversion of Series D Convertible Preferred Stock valued at $20,700.

     The Company issued 544,000 of the Company's common stock to consultants for services valued at $341,250.

     The Company issued 166,730 of the Company's common stock, in lieu of cash to settle $62,398 of accounts payable.

     The Company issued 2,434,291 shares of the Company's common stock in connection with the conversion of $720,000 in debt and related accrued interest of $111,037.

Supplemental disclosure of non-cash investing and financing activities for fiscal year 1999:

     The Company issued 6,403 shares of the Company's common stock in connection with the conversion of convertible preferred stock valued at $25,110 as follows:

                                                               Converted to
                                                    Value      Common Stock
                                                 ----------    ------------
     Series B Convertible Preferred Stock        $   15,000          6,000
     Series C Convertible Preferred Stock            10,110            403
                                                 ----------     ----------

                                                 $   25,110          6,403
                                                 ==========     ==========

     The Company issued 1,519,688 shares of the Company's common stock to consultants for services valued at $320,593.

     The Company recorded additional paid-in capital of $350,150 with the issuance of warrants to purchase 920,000 shares of the Company's common stock in connection with the short and long-term debenture financing.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

     The Company has financed its operations primarily through the sale of its securities. The Company has had limited sales of its products during the years ended June 30, 2000 and 1999. Even though the sales during the past two years have significantly increased over the prior years, the volume of business is not nearly sufficient to support the Company's cost structure.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred losses since inception of $21,828,753 and has a working capital of $206,544 as of June 30, 2000. The future of the Company as an operating business will depend on its ability to (1) successfully market and sell its products, (2) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately achieve a level of profitability. Management's plan to address these issues includes (a) redirecting its marketing efforts of the Company's products and substantially increasing sales results, (b) continued exercise of tight cost controls to conserve cash, (c) raising additional long term financing.

     The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at June 30, 2000, plus the limited revenue is not sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management plans include the continued expansion of the sale of its products and the sale of additional securities.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999

Note 1: Summary of Significant Accounting Policies (Continued)

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


Note 1: Summary of Significant Accounting Policies (Continued)

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

     The Company maintains its cash in banks located in Arizona. The total cash balances are insured by the FDIC up to $100,000 per financial institution. As of June 30, 2000, the uninsured balance was $8,696. As of June 30, 2000 $166,155 was held in a brokerage account which is fully insured.

Note 3: Notes Receivable

     Notes receivable consists of the following:

                                   Interest
                                    Rate         Amount          Maturity
                                    ----        --------         --------
     Product Line (1)                11%        $360,506       September 2001
     InfoReaders  (2)                10%          83,163       August 2001
                                                --------
                                                 443,669
     Less allowance for bad debts                443,669
                                                --------
                                                $     --
                                                ========

     (1) Effective September 1998, the modified terms provide for payments to be $11,533 per month. The Company has been unable to collect the required monthly payments. During the year ended June 30, 1999, the Company received three installments and a fee of $10,000 which was included as interest income. Management has determined that they are currently unable to collect the amounts due on the note. Accordingly, management has established a 100% allowance against this note. The Company has determined that it does not make economic sense to take back this product line and operate this aspect of the business. The Company will continue to pursue the collection of this note. As of June 30, 2000 no additional funds have been collected.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


Note 3: Notes Receivable (Continued)

     (2) On March 1, 1998, the Company sold InfoReaders (hardware) to a customer for $100,000 and agreed to accept a note for $90,000with payments commencing on September 1, 1998. The monthly installment is $2,904, including interest at 10% per annum for thirty-six months. The Company has not been able to collect the required monthly payments due on this note. The customer has filed for an arbitration hearing on the basis that the Company failed to provide data to support their customer base and is requesting payment of $1,000,000 for the lost business. The Company made provisions to acquire the data for the customer. However, the customer was unwilling to pay for the acquisition cost of the data and bring their account current. Accordingly, without the updated data and failure to pay the outstanding balance due the Company, there is no reason to support the system. No date has been set for the arbitration hearings. The Company has filed a counter-claim on September 18, 1999, for full payment of the note. During the year ended June 30, 2000 the Company has provided an additional allowance of $41,663 against this note. The customer failed to make the necessary deposits so the hearing scheduled for April 24-26, 2000 was suspended indefinitely. This matter was closed by the American Arbitration Association on July 25, 2000.

Note 4: Deferred Costs

     Deferred costs as of June 30, 2000, consist of three consulting contracts totaling $175,283. These costs are accounted for in the equity section as a contra equity account.

     On April 5, 1999, the Company entered into a contract with a consultant. The fee for services for 36 months is $287,668 ($7,991 per month), or upon signing of the contract, the Company will issue $255,000 of the Company's common stock. The market value of the common stock on April 5, 1999 was $.1875 per share and 1,360,000 shares of registered common stock was issued (registered under Form S-8). In addition, the warrant price on previously issued 500,000 warrants was reduced to $.10 per share.

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


Note 4: Deferred Costs (Continued)

     On July 29, 1999 and August 10, 1999, the Company entered into two separate contracts with consultants. The fee for services for 36 months is $211,520 ($5,876 per month), or upon signing of the contract, the Company will issue $187,500 of the Company's common stock. The market of the common stock on July 29, 1999 was $0.375 and on August 10, 1999 was $0.50 and 400,000
     shares of registered common stock was issued (registered under Form S-8).

     In accordance with the terms of the agreement either party may terminate or change the terms of this agreement with 30 days written notice. During August 1999 the term of one of the contracts was modified and the term was reduced to seven months. Under the provisions of the contract, the consultant is required to either return the shares or the cash equivalency of the reduction. Accordingly on August 24, 1999, the Company received a $30,000 payment from the consultant.

     The Company incurred debt issuance costs of $33,700 which were being amortized over 34 months, the term of the Series A convertible debentures. The balance as of June 30, 1999 was $24,779 and during the year ended June 30, 2000, $11,530 was amortized through June 19, 2000. Upon the effectiveness of the SB-2 registration statement and the subsequent conversion of the associated debt on June 19, 2000, the remainder of the deferred costs, $13,249, was taken against additional paid in capital.

Note 5: Patent Rights and Other Assets

     Patent rights                                                 $ 58,426
     Deposits                                                         4,100
     Trademark                                                          225
                                                                   --------
                                                                     62,751
     Less accumulated amortization                                   31,125
                                                                   --------

       Total                                                       $ 31,626
                                                                   ========

Note 6: Accounts Payable, Accrued Expenses and Other Liabilities

     Accounts payable                                              $353,927
     Accrued expense
       Salaries                                                      18,523
                                                                   --------
     Payroll taxes payable                                            7,357
                                                                   --------

       Total                                                       $379,807
                                                                   ========

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


Note 7: Short-Term Borrowings

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

     On June 19, 2000 the debentures were converted into 826,667 shares of the Company's common stock. The related accrued interest on the short term borrowings were also converted unto 80,885 shares of the Company's common stock calculated at a 12% interest rate.

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

     On June 19, 2000 all the Series A convertible secured debentures were converted into 1,293,327 of the Company's common stock and the related accrued interest was converted into 233,412 shares of the Company's common stock.

Note 9: Leases

     The company leases certain equipment under a master lease agreement, which are classified as capital leases. The equipment leases have a five year term with an option to acquire the equipment for $1 at the end of the lease term. Leased capital assets included in equipment as of June 30, 2000, was as follows:

     Equipment                                $255,334
     Less accumulated amortization              47,092
                                              --------

                                              $208,242
                                              ========

     Future minimum payments, by year and in the aggregate, under noncancellable capital leases and operating leases with terms of one year or more consist of the following as of June 30, 2000:

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


Note 9: Leases (Continued)

       Years Ending                                  Capital     Operating
         June 30,                                    Leases        Leases
         --------                                   --------      --------
           2001                                     $ 72,463      $ 37,000
           2002                                       72,417            --
           2003                                       30,527            --
                                                    --------      --------
                                                     175,407      $ 37,000
                                                                  ========

     Amounts representing interest                    36,102
                                                    --------
     Present value of net minimum payments           139,305
     Current portion                                  50,962
                                                    --------

     Long-term portion                              $ 88,343
                                                    ========

     The Company's rental expense for operating leases was approximately $74,948 and $69,100 for the years ended approximately June 30, 2000 and 1999, respectively.

     The Company is currently negotiating a new lease for its facility, the current lease expires on December 31, 2000.

Note 10: Commitments and Contingencies

     The  Company  has   outstanding   employment   and   consulting   contracts
     approximately $103,000 that expire in November, 2000.

     There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2000 was approximately $74,225.

Note 11: Common Stock

     As of June 30, 2000, there are outstanding 6,808,910 of non-public warrants and options to purchase the Company's common stock at prices ranging from $.10 to $12.50 with a weighted average price of $.55 per share.

     As of June 30, 2000, there were 1,146,044 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 1,457,818 shares of common stock (see Note 12).

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


Note 11: Common Stock (Continued)

     During June 2000, there were $485,000 of secured debentures and related interest that were converted into 1,526,739 shares of the Company's common stock and $235,000 of short-term borrowings and related interest that were converted into 907,552 shares of the Company's common stock.

     The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding warrants, options and preferred stock equaled 8,266,728 shares as of June 30, 2000, and would be in addition to the 8,934,916 shares of common stock outstanding as of June 30, 2000.

     The Company issued during August 1999, September 1999, and February 2000, 1,707 shares of its common stock as a result of the conversion of 4,266 shares of Series C Convertible Preferred Stock.

     During February 2000, the Company issued 12,000 shares of its common stock as a result of the conversion of 7,500 shares of Series A Convertible Preferred Stock.

     The Company issued 40,000 shares of its common stock as payment of a $20,000 commission owed from the sale of Series D Preferred Stock in lieu of a cash payment.

     The Company issued 544,000 shares of its common stock to consultants for services valued at $341,250.

     During August 1999, the Company issued 166,730 shares of its common stock in lieu of cash to settle $62,398 of accounts payable.

     The Company issued 552,000 shares of its common stock in connection with the exercise of warrants.

     The Company issued during the year ended June 30, 1999, 1,519,688 shares of the Company's common stock to consultants for services (including $133,788 as deferred) valued at $320,593 (average price per share $.21).

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


Note 12: Preferred Stock

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued outstanding:

                                         Allocated      Outstanding
                                         ---------       ---------
     Series A Preferred                    100,000          15,500
     Series B Preferred                    200,000           3,500
     Series C Preferred                  1,000,000          13,404
     Series D Preferred                    375,000         352,000
     Series E Preferred                  1,000,000         675,000
     Series P Preferred                    600,000          86,640
                                         ---------       ---------

       Total Preferred Stock             1,900,000       1,146,044
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

     The Company's Series C Convertible Preferred Stock ("Series C Preferred") is convertible at a rate of .4 shares of common stock per share of Series C Preferred.

     The Company's Series D Convertible Preferred Stock ("Series D Preferred") is convertible at a rate of 2 shares of Common stock per share of Series D Preferred.

     The Company's Series E Convertible Preferred Stock ("Series E Preferred") is convertible at a rate of 2 shares of Common stock per share of Series E Preferred.

     The Company's Series P Convertible Preferred Stock ("Series P Preferred"), is convertible at a rate of .4 shares of common stock for each share of Series P Preferred.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


Note 12: Preferred Stock (Continued)

     The Company's Series A Preferred, Series B Preferred, Series D Preferred and Series E Preferred were issued for the purpose of raising operating funds. The Series C Preferred was issued to certain holders of the Company's 10% Secured Notes in lieu of accrued interest and also will be held for future investment purposes.

     The Series P Preferred was issued to InfoPak  shareholders  in exchange for
     (1) all of the outstanding capital stock of InfoPak, (2) as signing bonuses for certain employees and a consultant of InfoPak, and (3) to satisfy InfoPak's outstanding debt obligations to certain shareholders.

Note 13: Stock Option Plan and Equity Incentive Plan

     On November 15, 1999, the Board of Directors of Dimensional Visions adopted the 1999 Stock Option Plan (the "1999 Plan"). This plan was approved by a majority of our stockholders at our January 28, 2000, stockholders' meeting. The purpose of the 1999 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the company by its officers and other key individuals. The 1999 Plan is intended to aid the company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the company. A maximum of 1,500,000 shares of the company's common stock are available to be issued under the 1999 Plan. The option exercise price will be 100% of the fair market value of the company's common stock on the date the option is granted and will be exercisable for a period not to exceed 10 years from the date of grant.

     As of June 30, 2000, no stock options have been granted under this plan.

     The Company on June 13, 1996 adopted the 1996 Equity Incentive Plan (the "Plan") covering 10,000,000 shares of the Company's common stock $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive, as well as non-qualified stock options, SAR's, and Restricted Stock and Deferred Stock. The Plan, which expires in June 2006, will be administered by the Compensation

     Committee of the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price, which is not less than the fair market value of the common stock on the date of the grant, except that the terms of an incentive stock option granted under the Plan to a stockholder owning more than

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


Note 13: Stock Option Plan and Equity Incentive Plan (Continued)

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

     Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. For the year ended June 30, 2000, 544,000 shares of common stock have been issued at prices ranging from $.37 to $.625 per share. In addition, as of June 30, 2000, no options or SAR's have been granted. During the year ended June 30, 1999, 1,519,688 shares of common stock have been issued under this plan at prices ranging from $.1875 to $.6562 per share. In addition, as of June 30, 1999, no options or SAR's have been granted.

     If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                       2000            1999
                                                    -----------     -----------
     Net Loss available to common shareholders      $(1,095,370)    $(1,553,862)
     Net Loss - pro forma                           $(1,261,573)    $(1,553,862)
     Net Loss per share - as reported               $      (.18)    $      (.39)
     Net Loss per share - pro forma                 $      (.21)    $      (.39)

     The weighted-average fair value at the date of grant for options granted in 2000 was $.25. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The following weighted average assumptions were used: no dividends; expected volatility factor of 140%; risk-free interest of 5%; and an expected life of five years. The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


Note 14: Income Taxes

     The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2000 were as follows:

     Deferred tax assets:
       Goodwill                                                $   284,000
       Net operating loss carryforwards                          6,769,000
                                                               -----------

                                                                 7,053,000
                                                               -----------
     Deferred tax liabilities
       Allowance for bad debts                                     191,000
       Equipment                                                    26,000
       Patent rights                                                 3,000
                                                               -----------

                                                                   220,000
                                                               -----------
     Net deferred tax asset                                      6,833,000
     Valuation allowance                                        (6,833,000)
                                                               -----------

     Net deferred tax asset reported                           $        --
                                                               ===========

     The change in valuation allowance for the year ended June 30, 1999 was increased by approximately $571,000.

     There was no provision for current income taxes for the years ended June 30, 2000 and 1999.

     The federal net operating loss carryforwards of approximately $19,070,000 expires in various years through 2020. In addition the Company has state carryforwards of approximately $3,175,000.

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

     There are no intersegment or foreign sales. Three customers account for approximately 82% of the lithographic sales and two customers account for approximately 98% of the hardware and software information and playback systems.

     Financial information by business segments is as follows:

                                                      Hardware
                                                        and
                                      Lithographic    Software    Consolidated
                                      ------------    --------    ------------
     Net customer sales                $  983,731     $ 25,131     $ 1,008,862
     Interest income                       14,182       -               14,182
     Interest expense                     173,878            -         173,878
     Operating loss                      (705,603)    (139,132)       (844,735)
     Segment assets                     1,051,323       60,893       1,112,216
     Depreciation and amortization         42,097          202          42,299

Note 16: Subsequent Events

     On September 5, 2000, the Company entered into a Letter of Agreement with an investment banking firm to establish a $20 million equity line. This agreement is subject to the Company filing an effective registration statement and will end 36 months from the effective registration date. The Company shall have the right at its sole discretion to put common stock to the investment banking firm, subject to certain amount limitations and conditions based upon trading volume of the Company.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary
Phoenix, Arizona

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY included in this annual report on Form 10-KSB and have issued our report thereon dated September 1, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the preceding index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the consolidated financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.

/s/ Kopple & Gottlieb, LLP

KOPPLE & GOTTLIEB, LLP

Jenkintown, Pennsylvania
September 1, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary
Phoenix, Arizona

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY included in this annual report on Form 10-KSB and have issued our report thereon dated October 7, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the preceding index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the consolidated financial data required to be set forth in relation to the basic consolidated financial statements taken as a whole.

                                        GITOMER & BERENHOLZ, P.C.

Huntingdon Valley, Pennsylvania
October 7, 1999

                                                                     Schedule IV

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                     SCHEDULE IV - PROPERTY AND EQUIPMENT(1)

                                                                        Other
                           Balance at                                  Changes -
                           Beginning     Additions                       Add          Balance at
  Classification           of Period      at Cost    Retirements(2)   (Deduct)(3)   End of Period
  --------------           ---------      -------    --------------   -----------   -------------
Year Ended
June 30, 2000
  Equipment                 $401,678      $ 87,493     $ 10,999        $   1200        $479,372
  Furniture and fixtures      50,162            --        2,016           (1200)         46,944
                            --------      --------     --------        --------        --------
                            $394,561      $ 57,279     $     --        $     --        $526,316
                            ========      ========     ========        ========        ========
Year Ended
June 30, 1999
  Equipment                 $370,344      $ 31,334     $     --        $     --        $401,678
  Furniture and fixtures      24,217        25,945           --              --          50,162
                            --------      --------     --------        --------        --------
                            $398,561      $ 57,279     $     --        $     --        $451,840
                            ========      ========     ========        ========        ========

----------
(1) Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the related assets as follows:

     Equipment                                 5-7 years
     Furniture and fixtures                      5 years

(2)  Represents equipment and leasehold improvements abandoned or sold

(3)  Represents a reclassification

                                                                      Schedule V

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             SCHEDULE V - ACCUMULATED DEPRECIATION AND AMORTIZATION
                            OF PROPERTY AND EQUIPMENT

                                                                         Other
                            Balance at                                  Changes -
                            Beginning     Additions                       Add          Balance at
  Classification            of Period       at Cost    Retirements(1)   (Deduct)     End of Period
  --------------            ---------       -------    --------------   --------     -------------
Year Ended
June 30, 2000
  Equipment                  $251,060      $ 36,972     $ 10,999        $     --        $277,033
  Furniture and fixtures       28,621         5,326        2,017              --          31,930
                             --------      --------     --------        --------        --------
                             $279,681      $ 42,298     $ 13,016        $     --        $308,963
                             ========      ========     ========        ========        ========
Year Ended
June 30, 1999
  Equipment                  $209,819      $ 41,241     $     --        $     --        $251,060
  Furniture and fixtures       23,690         4,931           --              --          28,621
                             --------      --------     --------        --------        --------
                             $233,509      $ 46,172     $     --        $     --        $279,681
                             ========      ========     ========        ========        ========

----------
(1) Represents accumulated depreciation and amortization written off as a result of abandonment or sale