Form 10KSB40/A
period 2000-06-30
DIMENSIONAL VISIONS INC/ DE
filed 2000-10-05
CIK 836809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in Part III, Item 13(a) herein: Registration Statement on Form SB-2 dated June 19, 2000, as amended (Registration No. 333-30368) and the Form 10-KSB for the year ended June 30, 2000, filed with the Commission on September 28, 2000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1(a)  Articles of Incorporation, dated May 12, 1988
     3.2(a)  Bylaws
     4.1(a) Certificate of Designation of Series A Convertible Preferred Stock, dated December 12, 1992
     4.2(a) Certificate of Designation of Series B Convertible Preferred Stock, dated December 22, 1993
     4.3(a) Certificate of Designation of Series P Convertible Preferred Stock, dated September 11, 1995
     4.4(a) Certificate of Designation of Series S Convertible Preferred Stock, dated August 28, 1995
     4.5(a) Certificate of Designation of Series C Convertible Preferred Stock, dated November 2, 1995
     4.6(a) Certificate of Designation of Series D and Series E Convertible Preferred Stock dated August 25, 1999
     4.7(a) Form of Warrant Agreement to debt holders, dated January 15, 1998 4.8(a) Form of Warrant Agreement to debt holders, dated April 8, 1998 4.9(a) Form of Warrant Agreement to participants in Private Placement dated April 8, 1998
     4.10(a) Series A Convertible Secured Debenture
     4.11(a) Security Agreement for Series A Convertible Secured Debentures 10.1(a) 1996 Equity Incentive Plan
     10.2(a) 1999 Stock Option Plan
     10.3(a) Agreement  dated September 25, 1997 by and between  InfoPak,  Inc.,
             DataNet Enterprises, LLC, and David and Staci Noles 10.4(a) Lease Agreement, dated October 27, 1997
     10.5(a) Employment Agreement dated August 1, 1998, with John D. McPhilimy 10.6(a) Employment Agreement dated November 1, 1997, with Bruce D. Sandig 10.7(a) Employment Agreement dated November 1, 1997, with Roy D. Pringle 10.8(b) Letter of Agreement with Swartz Private Equity LLC, dated
             September 5, 2000
     21.1(b) Subsidiaries of the Registrant
     27.1(b) Financial Data Schedule

(b) Reports on Form 8-K.

     None.

----------
(a) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 dated June 19, 2000, as amended (Registration No. 333-30368).
(b) Incorporated by reference from the Registrant's Form 10-KSB for the year ended June 30, 2000, filed with the Commission on September 28, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        DIMENSIONAL VISIONS INCORPORATED

DATED: October 4, 2000                  By: /s/ John D. Mcphilimy
                                            ------------------------------------
                                            John D. McPhilimy, Chairman and
                                            Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                      Date
     ---------                            -----                      ----

/s/ John D. Mcphilimy           Chairman, Chief Executive       October 4, 2000
--------------------------      Officer
John D. McPhilimy


/s/ Bruce D. Sandig             Vice President, Director        October 4, 2000
--------------------------
Bruce D. Sandig


/s/ Roy D. Pringle              Vice President, Director        October 4, 2000
--------------------------
Roy D. Pringle


/s/ Susan A. Gunther            Director                        October 4, 2000
--------------------------
Susan A. Gunther

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
                                =========   ======  ==========  =========   ======   ===========  ============  ===========

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                        2000              1999
                                                                    -----------       -----------
Operating activities
  Net loss                                                          $(1,021,145)      $(1,465,812)
  Adjustments to reconcile net loss to net
   cash used in operating activities
   Allowance for bad debts on notes receivable                           41,663           402,006
   Consulting service paid through issuance of
    warrants and common stock                                            22,500            65,593
   Depreciation and amortization of property and equipment               42,299            46,172
   Amortization of debt discount                                        121,396           112,132
   Amortization of other assets and deferred costs                      262,858            36,811
   Interest expense paid through issuance of common stock                50,400                --
  Changes in assets and liabilities which provided (used) cash
   Accounts receivable, trade                                          (272,425)           66,552
   Inventory                                                              4,822            62,464
   Prepaid supplies and expenses                                         10,748             7,782
   Accounts payable, accrued expenses and other liabilities             (31,332)           94,196
                                                                    -----------       -----------
  Net cash used in operating activities                                (768,216)         (572,104)
                                                                    -----------       -----------
Investing activities
  Payment of obligations under capital lease                            (49,702)          (16,477)
  Purchase of equipment                                                  (1,071)          (57,279)
  Proceeds from payments on notes receivable                                 --            18,169
                                                                    -----------       -----------
  Net cash used in investing activities
                                                                        (50,773)          (55,587)
                                                                    -----------       -----------

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                     2000               1999
                                                                 -----------        -----------
Financing activities
 Proceeds from
   Exercise of warrants                                               85,500                 --
   Sale of Preferred stock net of offering costs of $74,500          975,500                 --
   Short-term borrowings                                                  --            235,000
   Long-term debt                                                         --            485,000
   Reduction in deferred consulting fee contract originally
    paid in common stock                                              30,000            100,000
   Borrowings from factor                                                 --            195,560
   Payment of debt obligations                                            --           (350,060)
   Disbursement of debt issuance costs                                    --            (33,700)
   Professional fees incurred in connection with SB-2
    registration statement                                           (15,697)                --
                                                                 -----------        -----------

Net cash provided by financing activities                          1,075,303            631,800
                                                                 -----------        -----------

Net increase in cash and cash equivalents                            256,314              4,109
Cash and cash equivalents, beginning of year                          20,019             15,910
                                                                 -----------        -----------

Cash, end of year                                                $   276,333        $    20,019
                                                                 ===========        ===========

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                         $    24,677        $    34,957
                                                                 ===========        ===========
  Issuance of common stock in connection with
   consulting services                                           $   341,250        $   320,593
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