Form 10QSB
period 2000-09-30
DIMENSIONAL VISIONS INC/ DE
filed 2000-11-14
CIK 836809

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

As of September 30, 2000, the number of shares of Common Stock issued and outstanding was 9,509,916.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements
             Condensed Consolidated Balance Sheets -
             September 30, 2000 and June 30, 2000                            1

             Condensed Consolidated Statement of Operations -
             For the three months ended September 30, 2000 and 1999          2

             Condensed  Consolidated  Statement of Cash Flows -
             For the three months ended September 30, 2000 and 1999          3

             Notes to Condensed Consolidated Financial Statements            4

             Independent Accountants' Report                                 7

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                            8


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               9
     Item 2. Changes in Securities                                           9
     Item 3. Defaults Upon Senior Securities                                 9
     Item 4. Submission of Matters to a Vote of Security Holders             9
     Item 5. Other Information                                               9
     Item 6. Exhibits and Reports on Form 8-K                                9

SIGNATURES                                                                   9

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,           June 30,
                                                                           2000                 2000
                                                                       ------------         ------------
                                                                        (Unaudited)
                                 ASSETS
Current assets
  Cash                                                                 $     67,131         $    276,333
  Notes receivable, net of allowance for bad debts of $443,669                   --                   --
  Notes receivable, officers                                                 12,000                   --
  Accounts receivable, trade                                                104,309              350,493
  Prepaid expenses                                                           12,522                9,227
                                                                       ------------         ------------
Total current assets                                                        195,962              636,053
                                                                       ------------         ------------
Equipment
  Equipment                                                                 479,672              479,372
                                                                       ------------         ------------
  Furniture and fixtures                                                     49,329               46,944
                                                                       ------------         ------------
                                                                            529,001              526,316
  Less accumulated depreciation                                             321,690              308,963
                                                                       ------------         ------------
                                                                            207,311              217,353
                                                                       ------------         ------------
Other assets
  Patent rights and other assets                                             26,508               31,627
                                                                       ------------         ------------
Total assets                                                           $    429,781         $    885,033
                                                                       ============         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of obligations under capital leases                        53,210               50,962
  Accounts payable, accrued expenses and other liabilities                  197,937              379,807
                                                                       ------------         ------------
Total current liabilities                                                   251,147              430,769
                                                                       ------------         ------------
Obligations under capital leases, net of current portion                     74,167               88,343
                                                                       ------------         ------------
Total liabilities                                                           325,314              519,112
                                                                       ------------         ------------
Commitments and contingencies                                                    --                   --

Stockholders' equity
  Preferred stock - $.001 par value, authorized 10,000,000
   shares; issued and outstanding - 726,044 shares at
   September 30, 2000, and 1,146,044 shares at June 30, 2000                    726                1,146

  Additional paid-in capital                                              1,091,269            1,474,295
                                                                       ------------         ------------
                                                                          1,091,995            1,475,441
  Common stock - $.001 par value, authorized 100,000,000
   shares; issued and outstanding 9,509,916 shares at
   September 30, 2000 and 8,934,916 shares at June 30, 2000                   9,510                8,935

  Additional paid-in capital                                             21,276,952           20,885,581
  Deficit                                                               (22,154,785)         (21,828,753)
                                                                       ------------         ------------
Total stockholders' equity before deferred consulting contracts             223,672              541,204
Deferred consulting contracts                                              (119,205)            (175,283)
                                                                       ------------         ------------
Total stockholders' equity                                                  104,467              365,921
                                                                       ------------         ------------
Total liabilities and stockholders' equity                             $    429,781         $    885,033
                                                                       ============         ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                         September 30,
                                               --------------------------------
                                                  2000                 1999
                                               -----------          -----------

Operating revenue                              $    71,191          $   129,597

Cost of sales                                       53,023               83,429
                                               -----------          -----------
Gross profit                                        18,168               46,168
                                               -----------          -----------
Operating expenses
  Engineering and development costs                 62,724               29,835
  Marketing expenses                                70,688               10,846
  General and administrative expenses              206,133              180,356
                                               -----------          -----------
Total operating expenses                           339,545              221,037
                                               -----------          -----------
Loss before other income (expenses)               (321,377)            (174,869)
                                               -----------          -----------
Other income (expenses)
  Interest expense                                  (6,584)             (66,672)
  Interest income                                    1,929                   --
                                               -----------          -----------
                                                    (4,655)             (66,672)
                                               -----------          -----------
Net loss                                       $  (326,032)         $  (241,542)
                                               ===========          ===========
Net loss per share of common stock             $      (.04)         $      (.04)
                                               ===========          ===========
Weighted average shares of common
 stock outstanding                               9,180,840            5,445,290
                                               ===========          ===========

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                     2000               1999
                                                   ---------          ---------
Cash flows from operating activities
  Net loss                                         $(326,032)         $(241,542)
  Total adjustments to reconcile net loss
    to net cash used in operating activities         122,943             71,532
                                                   ---------          ---------
Net cash used in operating activities               (203,089)          (170,010)
                                                   ---------          ---------
Cash flows from investing activities
  Purchase of furniture and equipment                 (2,685)                --
                                                   ---------          ---------
Net cash used in investing activities                 (2,685)                --
                                                   ---------          ---------
Cash flows from financing activities
  Payment of obligations under capital lease         (11,928)            (4,772)
  Proceeds from exercise of warrants                   8,500             18,000
  Sale of preferred stock, net of
    offering costs of $37,500                             --            337,500
                                                   ---------          ---------
Net cash (used in) provided by financing
  activities                                          (3,428)           350,728
                                                   ---------          ---------

Net increase (decrease) in cash                     (209,202)           180,718
Cash, beginning                                      276,333             20,019
                                                   ---------          ---------
Cash, ending                                       $  67,131          $ 200,737
                                                   =========          =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   6,584          $   7,152
                                                   =========          =========

Supplemental disclosure of non-cash investing and financing activities:

During the quarter ended September 30, 2000, 140,000 shares of the Company's Common Stock were issued as a result of the conversion of 70,000 shares of Series D Convertible Preferred Stock valued at $62,930.

During the quarter ended September 30, 2000, 350,000 shares of the Company's Common Stock were issued as a result of the conversion of 350,000 shares of Series E Convertible Preferred Stock valued at $320,096.

            See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2000, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended September 30, 2000 and 1999 are unaudited. The financial statements for the period ended September 30, 2000 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2001.

     The Company has incurred losses since inception of $22,154,785 and has a working capital deficiency of $55,185 as of September 30, 2000. The future of the Company as an operating business will depend on its ability to (1) successfully market and sell its products, (2) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately achieve a level of profitability. Management's plan to address these issues includes (a) redirecting its marketing efforts of the Company's products and substantially increasing sales results, (b) continued exercise of tight cost controls to conserve cash, (c) raising additional long term financing.

     The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at September 30, 2000, plus the limited revenue is not sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management plans include the continued expansion of the sale of its products and the sale of additional securities.

NOTE 2 ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                     September 30, 2000        June 30, 2000
                                     ------------------        -------------
     Accounts payable                     $171,035                $353,927
     Salaries                               18,532                  18,523
     Payroll Taxes Payable                   8,369                   7,357
                                          --------                --------
     Total                                $197,936                $379,807
                                          ========                ========

NOTE 3 COMMITMENTS AND CONTINGENCIES

     The Company has outstanding employment contracts of approximately $31,000 that expire in November 2000.

     There are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 2000, was approximately $74,225.

NOTE 4 COMMON STOCK

     As of September 30, 2000, there are outstanding 6,663,910 of non-public warrants to purchase the Company's common stock at prices ranging from $0.10 to $12.50 with a weighted average price of $0.49 per share.

     As of September 30, 2000, there were 726,044 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 967,818 shares of common stock.

     During the three months ended September 30, 2000, the Company issued 140,000 shares its Common Stock as a result of the conversion of 70,000 shares of Series D Convertible Preferred Stock.

     During the three months ended September 30, 2000, the Company issued 350,000 shares its Common Stock as a result of the conversion of 350,000 shares of Series E Convertible Preferred Stock.

During the three months ended September 30, 2000, the Company issued 85,000 shares of its stock in connection with the exercise of warrants.

NOTE 5 PREFERRED STOCK

      The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                                        Outstanding
                                                ---------------------------
                                                 September 30,    June 30,
                                  Allocated         2000            2000
                                  ---------       ---------      ---------
        Series A Preferred          100,000         15,500          15,500
        Series B Preferred          200,000          3,500           3,500
        Series C Preferred        1,000,000         13,404          13,404
        Series D Preferred          375,000        282,000         352,000
        Series E Preferred        1,000,000        325,000         675,000
        Series P Preferred          600,000         86,640          86,640
                                  ---------        -------       ---------
     Total Preferred Stock        3,325,000        726,044       1,146,044
                                  =========        =======       =========

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

NOTE 6 INCOME TAXES

     There was no provision for current income taxes for the three months ended September 30, 2000 and 1999.

     The federal net operating loss carry forwards of approximately $19,070,000 expire in varying amounts through 2020. In addition the Company has state carryforwards of approximately $3,175,000.

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

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and stockholders,

We have reviewed the accompanying condensed consolidated balance sheet of Dimensional Visions, Incorporated, Phoenix, AZ as of September 30, 2000, and the related statements of operations and cash flows for the three months period then ended. These financial statements are the responsibility of the management of the Company.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


Kopple & Gottlieb, LLP
Certified Public Accountants

Jenkintown, Pennslyvania
November 14, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and financial statements contained herein are for the three months ended September 30, 2000 and 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

     THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     RESULTS OF OPERATIONS

     The net loss for the quarter ended September 30, 2000, was $326,032 compared to a net loss of $241,542 for the quarter ended September 30, 1999. The loss before other income and expenses for the quarter ended September 30, 2000 was $321,337 compared to a loss before other income and expenses for the quarter ended September 30, 1999, of $174,869. The Company's marketing expenses for the three months ended September 30, 2000 increased by approximately $60,000 over the same period last year. This increase was due to the addition of two salesmen to our staff along with their traveling expenses. The Company's engineering and development expenses increased in the three months ended September 30, 2000 by approximately $30,000 over the three months ended September 30, 1999. This increase was due to the salary expenses of hiring four new employees.

     Revenue for the quarter ended September 30, 2000, was $71,191 compared to revenue of $129,597 for the quarter ended September 30, 1999. Management primarily attributes the low revenue for these quarters to the seasonality of revenue that normally occurs towards the last half of the Company's fiscal year. Revenue for the quarter ended September 30, 1999 was boosted by $46,000 through the sale of Pokemon products which are no longer being ordered.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had a working capital deficiency of $55,185, compared with a working capital deficiency of $310,828 as of September 30, 1999. During the quarter ended September 30, 2000, the Company decreased their accounts payable by approximately $182,000. Approximately $51,000 was for the settlement of outstanding legal fees. As of September 30, 2000 the accounts payable was $171, 035 compared to $287, 600 as of September 30, 1999.

     During the quarter ended September 30, 2000, the Company collected approximately $246,000 of accounts receivable. The cash received plus approximately $200,000 on hand was used to reduce accounts payable and pay current period expenses.

     As of September 30, 2000 the Company's financial position is precarious. The Company needs funding in order to maintain current operations and to support growth and sales. In the month following the quarter ended September 30, 2000, the Company received approximately $90,000 from investors that exercised their warrants. The Company is negotiating a $500,000 line of credit that would be obtained by an investor group secured by the Company's assets. Additionally, the Company is attempting to finalize an equity line with an institution to provide funding through the sale of the Company's common stock. The Company shall have the right at its sole discretion to put common stock to the investment banking firm, subject to certain amount limitations and conditions based upon tracing volume of the Company. However, there can be no assurance that the Company will be successful in realizing the line of credit or the institutional equity line and if sufficient funding is not secured, the Company may be forced to cease part or all of its operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Incorporated by reference from registrant's latest report on Form 10-KSB.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following document are filed as part of this report:

     1. The following Exhibits are filed herein: 27.1 Financial Data Schedules

     2. Reports on Form 8-K filed:  The Company filed a current report on
                                    Form 8K dated July 18, 2000, with the
                                    Securities and Exchange Commission
                                    reporting that the Company terminated
                                    Gitomer & Berenholz, P.C. as its
                                    principal accountant as of July 13,
                                    2000. The Company engaged the firm of
                                    Kopple & Gottlieb, LLP as its new
                                    accounting firm.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


                                         DIMENSIONAL VISIONS INCORPORATED


DATED: November 14, 2000                 By: /s/ John D. McPhilimy
                                             -----------------------------------
                                             John D. McPhilimy, Chairman,
                                             President and Chief Executive
                                             Officer