Form 10QSB
period 2000-12-31
DIMENSIONAL VISIONS INC/ DE
filed 2001-01-23
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 31, 2000, the number of shares of Common Stock issued and outstanding was 10,259,873.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL  INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 2000
          and June 30, 2000                                                 1

          Condensed Consolidated Statement of Operations - For the six
          months ended December 31, 2000 and 1999                           2

          Condensed Consolidated Statement of Cash Flows - For the six
          months ended December 31, 2000 and 1999                           3

          Notes to Condensed Consolidated Financial Statements              4

          Independent Accountants' Report                                   7

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                           8


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              9
     Item 2. Changes in Securities                                          9
     Item 3. Defaults Upon Senior Securities                                9
     Item 4. Submission of Matters to a Vote of Security Holders            9
     Item 5. Other Information                                              9
     Item 6. Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                 10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   DECEMBER 31,      JUNE 30,
                                                       2000           2000
                                                   ------------    ------------
                                                    (Unaudited)
Current assets
  Cash                                             $     14,129    $    276,333
Notes receivable, net of allowance for
  bad debts of $443,669                                      --              --
Notes receivable, officers                               12,341              --
Accounts receivable, trade                              116,100         350,493
Prepaid expenses                                          6,593           9,227
                                                   ------------    ------------
Total current assets                                    149,163         636,053
                                                   ------------    ------------
Equipment
  Equipment                                             479,972         479,372
                                                   ------------    ------------
  Furniture and fixtures                                 49,329          46,944
                                                   ------------    ------------
                                                        529,301         526,316
  Less accumulated depreciation                         334,624         308,963
                                                   ------------    ------------
                                                        194,677         217,353
                                                   ------------    ------------
Other assets
  Patent rights and other assets                         29,589          31,627
                                                   ------------    ------------
Total assets                                       $    373,429    $    885,033
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of obligations
   under capital leases                                  55,559          50,962
  Accounts payable, accrued expenses
   and other liabilities                                300,224         379,807
                                                   ------------    ------------
Total current liabilities                               355,783         430,769
                                                   ------------    ------------
Obligations under capital leases,
   net of current portion                                59,364          88,343
                                                   ------------    ------------
Total liabilities                                       415,147         519,112
                                                   ------------    ------------

Commitments and contingencies                                --              --

Stockholders' equity
  Preferred stock - $.001 par value, authorized
   10,000,000 shares; issued and outstanding -
   574,044 shares at December 31, 2000, and
   1,146,044 shares at June 30, 2000                        574           1,146

  Additional paid-in capital                            953,843       1,474,295
                                                   ------------    ------------
                                                        954,417       1,475,441

  Common stock - $.001 par value, authorized
   100,000,000 shares; issued and outstanding
   10,259,873 shares at December 31, 2000 and
   8,934,916 shares at June 30, 2000                     10,260           8,935
  Additional paid-in capital                         21,506,592      20,885,581
  Deficit                                           (22,427,533)    (21,828,753)
                                                   ------------    ------------
Total stockholders' equity before
  deferred consulting contracts                          43,736         541,204
Deferred consulting contracts                           (85,454)       (175,283)
                                                   ------------    ------------
Total stockholders' equity (deficiency)                 (41,718)        365,921
                                                   ------------    ------------
Total liabilities and stockholders'
  equity (deficiency)                              $    373,429    $    885,033
                                                   ============    ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  DECEMBER 31,                    DECEMBER 31,
                                          ----------------------------    ----------------------------
                                              2000            1999            2000            1999
                                          ------------    ------------    ------------    ------------
                                                  (Unaudited)
Operating revenue                         $     91,805    $    170,821    $    162,996    $    300,418

Cost of sales                                   53,452         112,757         106,475         193,261
                                          ------------    ------------    ------------    ------------

Gross profit                                    38,353          58,064          56,521         107,157
                                          ------------    ------------    ------------    ------------
Operating expenses
  Engineering and development costs             60,042          47,317         134,562          77,152
  Marketing expenses                            62,631          14,520         120,116          25,367
  General and administrative expenses          182,799         168,241         392,754         348,577
                                          ------------    ------------    ------------    ------------

Total operating expenses                       305,472         230,078         647,432         451,096
                                          ------------    ------------    ------------    ------------
Loss before other income (expenses)           (267,119)       (172,014)       (590,911)       (343,939)
                                          ------------    ------------    ------------    ------------
Other income (expenses)
  Interest expense                              (6,457)        (53,505)        (10,627)       (120,196)

  Interest income                                  828           5,084           2,758           5,084
                                          ------------    ------------    ------------    ------------

                                                (5,629)        (48,421)         (7,869)       (115,112)
                                          ------------    ------------    ------------    ------------
Net loss                                      (272,748)       (220,435)       (598,780)       (459,051)
                                          ============    ============    ============    ============

Net loss per share of common stock        $       (.03)   $       (.04)   $       (.06)   $       (.08)
                                          ============    ============    ============    ============
Weighted average shares of common stock
outstanding                                 10,099,844       6,004,181       9,640,342       5,759,686
                                          ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                   -----------------------------
                                                      2000               1999
                                                   ---------          ---------
Cash flows from operating activities
  Net loss                                         $(598,780)         $(459,051)
  Total adjustments to reconcile net loss
    to net cash used in operating activities         262,630             29,115
                                                   ---------          ---------
Net cash used in operating activities               (336,150)          (429,936)
                                                   ---------          ---------
Cash flows from investing activities
  Purchase of furniture and equipment                 (2,985)                --
                                                   ---------          ---------
Net cash used in investing activities                 (2,985)                --
                                                   ---------          ---------
Cash flows from financing activities
  Payment of obligations under capital lease         (24,382)            (9,780)
  Proceeds from exercise of warrants                 107,875             40,000
  Sale of preferred stock, net of offering
    costs of $94,500                                      --            955,500
                                                   ---------          ---------
Net cash (used in) provided by financing
  activities                                         (83,493)           985,720
                                                   ---------          ---------

Net increase (decrease) in cash                     (262,204)           555,784
Cash, beginning                                      276,333             18,018
                                                   ---------          ---------
Cash, ending                                       $  14,129          $ 573,802
                                                   =========          =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $   6,584          $   7,152
                                                   =========          =========

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended December 31, 2000, 344,000 shares of the Company's common stock were issued as a result of the conversion of 172,000 shares of Series D Convertible Preferred Stock valued at $154,800.

During the six months ended December 31, 2000, 400,000 shares of the Company's common stock were issued as a result of the conversion of 400,000 shares of Series E Convertible Preferred Stock valued at $366,222.

            See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2000, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended December 31, 2000 and 1999 are unaudited. The financial statements for the period ended December 31, 2000 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The current period results of operations are not necessarily indicative of results that ultimately will be reported for the full year ending June 30, 2001.

     The Company has incurred losses since inception of $22,427,533 and has a working capital deficiency of $206,620 as of December 31, 2000. The future of the Company as an operating business will depend on its ability to (1) successfully market and sell its products, (2) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately achieve a level of profitability. Management's plan to address these issues includes (a) redirecting its marketing efforts of the Company's products and substantially increasing sales results, (b) continued exercise of tight cost controls to conserve cash, (c) raising additional long term financing.

     The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at December 31, 2000, plus the limited revenue is not sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management plans include the continued expansion of the sale of its products and the sale of additional securities.

NOTE 2 ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                   December 31, 2000        June 30, 2000
                                   -----------------        -------------
     Accounts payable                  $281,280               $353,927
     Salaries                            13,448                 18,523
     Payroll Taxes Payable                5,496                  7,357
                                       --------               --------
     Total                             $300,224               $379,807
                                       ========               ========

NOTE 3 COMMITMENTS AND CONTINGENCIES

     There are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 2000, were approximately $74,225.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)
                                   (UNAUDITED)

NOTE 4  COMMON STOCK

     As of December 31, 2000, there are outstanding 6,677,410 of non-public warrants to purchase the Company's common stock at prices ranging from $0.10 to $12.50 with a weighted average price of $0.47 per share.

     As of December 31, 2000, there were 574,044 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 713,818 shares of common stock.

     During the six months ended December 31, 2000, the Company issued 344,000 shares its Common Stock as a result of the conversion of 172,000 shares of Series D Convertible Preferred Stock.

     During the six months ended December 31, 2000, the Company issued 400,000 shares its Common Stock as a result of the conversion of 400,000 shares of Series E Convertible Preferred Stock.

     During the six months ended December 31, 2000, the Company issued 580,957 shares of its stock in connection with the exercise of warrants.

NOTE 5 PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                ALLOCATED               OUTSTANDING
                                ---------    ---------------------------------
                                             DECEMBER 31, 2000   JUNE 30, 2000
                                             -----------------   -------------
     Series A Preferred           100,000           15,500            15,500
     Series B Preferred           200,000            3,500             3,500
     Series C Preferred         1,000,000           13,404            13,404
     Series D Preferred           375,000          180,000           352,000
     Series E Preferred         1,000,000          275,000           675,000
     Series P Preferred           600,000           86,640            86,640
                               ----------         --------        ----------

     Total Preferred Stock      3,325,000          574,044         1,146,044
                               ==========         ========        ==========

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

NOTE 6 INCOME TAXES

     There was no provision for current income taxes for the six months ended December 31, 2000 and 1999.

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

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and stockholders,

We have reviewed the accompanying condensed consolidated balance sheet of Dimensional Visions, Incorporated, Phoenix, AZ as of December 31, 2000, and the related statements of operations and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the management of the Company.

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

Jenkintown, Pennslyvania
January 22, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and financial statements contained herein are for the three months and six months ended December 31, 2000 and 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

     THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     RESULTS OF OPERATIONS

     The net loss for the quarter ended December 31, 2000, was $272,748 compared to a net loss of $220,435 for the quarter ended December 31, 1999. The loss before other income and expenses for the quarter ended December 31, 2000 was $267,119 compared to a loss before other income and expenses for the quarter ended December 31, 1999, of $172,014. The Company's marketing expenses for the three months ended December 31, 2000 increased by approximately $48,000 over the same period last year. This increase was due to the addition of two salesmen to our staff along with their traveling expenses. The Company's general and administrative expenses increased in the three months ended December 31, 2000 by approximately $15,000 over the three months ended December 31, 1999. Included in the general and administrative expenses was an arbitration settlement of disputed commissions that amounted to approximately $41,000 and interest of approximately $4,100. The Company saved approximately $13,000 in professional fees for the quarter ended December 31, 2000 over the same period last year.

     Revenue for the quarter ended December 31, 2000, was $91,805 compared to revenue of $170,821 for the quarter ended December 31, 1999. Management primarily attributes the low revenue for these quarters to the seasonality of revenue that normally occurs towards the last half of the Company's fiscal year. Revenue for the quarter ended December 31, 1999 was boosted by $57,000 through the sale of Pokemon products that are no longer being ordered.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company had a working capital deficiency of $206,620, compared with a working capital surplus of $176,423 as of December 31, 1999. During the quarter ended December 31, 2000, the Company collected approximately $65,000 of accounts receivable. The cash received plus cash on hand was used to pay current period operating expenses.

     As of December 31, 2000 the Company's financial position is precarious. The Company needs funding in order to maintain current operations and to support growth and sales. The Company has secured a $500,000 line of credit on January 12, 2000, that was obtained by an investor group of existing stockholders of the Company secured by the Company's assets. Additionally, the Company finalized an equity line with an institution to provide funding through the sale of the Company's common stock. The Company has the right at its sole discretion to put common stock to the investment banking firm, subject to certain limitations and conditions based upon the trading volume of the Company's common stock. Under this arrangement, the Company is required to file an SB-2 registration statement prior to February 5, 2001. However, due to the current limited trading volume of the Company's common stock, the Company would not be able to raise significant funding from this arrangement. The put to the investment firm is based upon the trading volume and cannot exceed 10% of the volume per trade day.

     SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

     RESULTS OF OPERATIONS

     The net loss for the six months ended December 31, 2000 was $598,780, compared to a net loss of $459,051 for the six months ended December 31, 1999. The Company's marketing expenses for the six months ended December 31, 2000 increased by approximately $95,000. This increase is due to the addition of two salesmen along with their travel expenses. The Company's engineering expenses for the six months ended December 31, 2000 increased by approximately $57,000 over the same period last year. This increase was attributed to the increase in the Company's design staff. The Company also increased their general and administrative expenses for the six months ended December 31, 2000 by $44,000 over the six months ended December 31,

     1999. The Company attributes this increase to an arbitration settlement of disputed invoices for commissions, and the increase in the administrative staff.

     Revenue for the six months ended December 31, 2000 was $162,996 compared to revenue of $300,418 for the six months ended December 31, 1999. Revenue for the six months ended December 31, 1999 was boosted by $103,000 through the sale of Pokemon products that are no longer being ordered. Generally, the sales volume for the six months ended December 31, 2000 without Pokemon was down approximately $34,000.

     As a result of the decline in revenue, the Company has reduced its fixed overhead costs by reducing the number of personnel employed by the Company. As of December 31, 2000, the Company's work force has been reduced by six employees which will result in a savings of approximately $100,000 through June 30, 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended December 31, 2000, the Company collected approximately $310,000 of accounts receivable. Substantially all the cash received and cash on hand was used to support operations. The Company will utilize the secured line of credit to sustain operations until its sales will support the Company's operations and growth. The Company is continually focusing on expanding its customer base through its marketing and sales campaign.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 2000, The Richman Group, an Ohio corporation, filed a claim against Dimensional Visions, Inc. at the American Arbitration Association, Dallas, Texas, with an arbitration venue of Phoenix, Arizona. Richman Group claimed damages resulting from a breach of contract for unpaid invoices in the amount of $50,000. The matter went to arbitration on December 13, 2000, and a decision was reached by the arbitrators on December 28, 2000 in favor of The Richman Group in the amount of approximately $50,000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                       DIMENSIONAL VISIONS INCORPORATED

Dated: January 22, 2000                By: /s/ John D. McPhilimy
                                           ------------------------------------
                                           John D. McPhilimy, Chairman,
                                           President and Chief Executive Officer