Form 10QSB
period 2001-03-31
DIMENSIONAL VISIONS INC/ DE
filed 2001-05-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________


                         Commission file number 1-10196


                        Dimensional Visions Incorporated
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                 23-2517953
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


           2301 West Dunlap Avenue, Suite 207, Phoenix, Arizona, 85021
                    (Address of principal executive offices)


                                 (602) 997-1990
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, the number of shares of Common Stock issued and outstanding was 10,289,873.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL  INFORMATION

  Item 1. Financial Statements
          Condensed Consolidated Balance Sheets - March 31, 2001
            and June 30, 2000                                                 1

          Condensed Consolidated Statement of Operations -
            For the three and nine months ended March 31, 2001 and 2000       2

          Condensed Consolidated Statement of Cash Flows - For the nine
            months ended March 31, 2001 and 2000                              3

          Notes to Condensed Consolidated Financial Statements                4

  Item 2. Management's Discussion and Analysis of Financial Conditions
            and Results of Operations                                         7

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                   8
  Item 2. Changes in Securities                                               8
  Item 3. Defaults Upon Senior Securities                                     8
  Item 4. Submission of Matters to a Vote of Security Holders                 8
  Item 5. Other Information                                                   8
  Item 6. Exhibits and Reports on Form 8-K                                    8

SIGNATURES                                                                    8

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      March 31,                June 30,
                                                                         2001                    2000
                                                                     ------------            ------------
                                                                      (Unaudited)
Current assets
  Cash                                                               $     20,411            $    276,333
  Notes receivable, net of allowance for
    bad debts of $443,669                                                      --                      --
  Notes receivable, officers                                               12,529                      --
  Accounts receivable, trade,                                              69,604                 350,493
  Prepaid expenses                                                          6,593                   9,227
                                                                     ------------            ------------

Total current assets                                                      109,137                 636,053
                                                                     ------------            ------------
Equipment
  Equipment                                                               479,972                 479,372
  Furniture and fixtures                                                   49,329                  46,944
                                                                     ------------            ------------
                                                                          529,301                 526,316

  Less accumulated depreciation                                           346,986                 308,963
                                                                     ------------            ------------

                                                                          182,315                 217,353
                                                                     ------------            ------------
Other assets

  Patent rights and other assets                                           28,571                  31,627
                                                                     ------------            ------------

Total assets                                                         $    320,023            $    885,033
                                                                     ============            ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Short-term borrowings                                              $    250,000            $         --
  Current portion of obligations under capital leases                      58,013                  50,962
  Accounts payable, accrued expenses and other liabilities                287,122                 379,807
                                                                     ------------            ------------
Total current liabilities                                                 595,135                 430,769

Obligations under capital leases, net of current portion                   43,907                  88,343
                                                                     ------------            ------------
Total liabilities                                                         639,042                 519,112
                                                                     ------------            ------------
Commitments and contingencies                                                  --                      --

Stockholders' deficiency
  Preferred stock - $.001 par value, authorized 10,000,000
   shares; issued and outstanding - 574,044 shares at
   March 31, 2001, and 1,146,044 shares at June 30, 2000                      574                   1,146

  Additional paid-in capital                                              953,844               1,474,295
                                                                     ------------            ------------
                                                                          954,418               1,475,441
  Common stock - $.001 par value, authorized 100,000,000
   shares; issued and outstanding 10,289,873 shares at
   March 31, 2001 and 8,934,916 shares at June 30, 2000                    10,290                   8,935

  Additional paid-in capital                                           21,509,562              20,885,581
  Deficit                                                             (22,726,622)            (21,828,753)
                                                                     ------------            ------------
Total stockholders' equity (deficiency) before
  deferred consulting contracts                                          (252,352)                541,204

Deferred consulting contracts                                             (66,667)               (175,283)
                                                                     ------------            ------------
Total stockholders' deficiency                                           (319,019)                365,921
                                                                     ------------            ------------
Total liabilities and stockholders' deficiency                       $    320,023            $    885,033
                                                                     ============            ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                               March 31,                       March 31,
                                                      ----------------------------    ----------------------------
                                                          2001            2000            2001            2000
                                                      ------------    ------------    ------------    ------------
Operating revenue                                     $     56,712    $    325,208         219,708    $    625,626
Cost of sales                                               44,980         212,281         151,455         405,542
                                                      ------------    ------------    ------------    ------------
Gross profit                                                11,732         112,927          68,253         220,084
                                                      ------------    ------------    ------------    ------------
Operating expenses
  Engineering and development costs                         47,087          62,151         181,649         139,735
  Marketing expenses                                        97,811          27,816         217,927          53,497
 General and administrative expenses                       157,107         250,468         549,860         602,100
                                                      ------------    ------------    ------------    ------------
Total operating expenses                                   302,005         340,435         949,436         795,332
                                                      ------------    ------------    ------------    ------------
Loss before other income (expenses)                       (290,273)       (227,508)       (881,183)       (575,248)
                                                      ------------    ------------    ------------    ------------
Other income (expenses)
  Interest expense                                          (9,007)        (49,320)        (19,634)       (169,517)
  Interest income                                              190           5,082           2,948          10,166
                                                            (8,817)        (44,238)        (16,686)       (159,351)
                                                      ------------    ------------    ------------    ------------
Net loss                                              $   (299,090)   $   (271,746)   $   (897,869)   $   (734,598)
                                                      ============    ============    ============    ============

Dividends in arrears on preferred stock                    (74,225)        (88,050)        (74,225)        (88,050)
                                                      ------------    ------------    ------------    ------------
Net loss available to common shareholders             $   (373,315)   $   (359,796)   $   (972,094)   $   (822,648)
                                                      ============    ============    ============    ============

Net loss per share
  Basic and diluted loss per common shares            $       (.04)   $       (.06)   $       (.10)   $       (.14)
                                                      ============    ============    ============    ============
Weighted average shares of common
  stock outstanding                                     10,288,540       6,125,877       9,853,254       5,880,938
                                                      ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended March 31,
                                                                          --------------------------
                                                                              2001           2000
                                                                          -----------    -----------
Cash flows from operating activities
  Net loss                                                                $  (897,869)   $  (734,598)
  Total adjustments to reconcile net loss
    to net cash used in operating activities                                  328,005        156,132
                                                                          -----------    -----------
Net cash used in operating activities                                        (569,864)      (578,466)
                                                                          -----------    -----------
Cash flows from investing activities
  Purchase of furniture and equipment                                          (2,985)        (1,071)
                                                                          -----------    -----------
Net cash used in investing activities                                          (2,985)        (1,071)
                                                                          -----------    -----------
Cash flows from financing activities
  Payment of obligations under capital lease                                  (37,385)       (38,277)
  Payment of debt obligations                                                      --             --
  Stock issuance costs                                                         (6,563)            --
  Short-term borrowing                                                        250,000             --
  Proceeds from exercise of warrants                                          110,875         42,500
  Sale of preferred stock, net of offering costs of $94,500                        --        955,500
  Reduction in deferred consulting fee                                             --         30,000
  Offering commissions paid by stock                                               --         20,000
                                                                          -----------    -----------
Net cash provided by financing activities                                     316,927      1,009,723
                                                                          -----------    -----------
Net increase in cash                                                         (255,922)       430,186
Cash, beginning                                                               276,333         20,019
                                                                          -----------    -----------
Cash, ending                                                              $    20,411    $   450,205
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                $    19,634    $     7,152
                                                                          ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended March 31, 2001, 344,000 shares of the Company's Common Stock were issued as a result of the conversion of 172,000 shares of Series D Convertible Preferred Stock valued at $154,800.

During the nine months ended March 31, 2001, 400,000 shares of the Company's Common Stock were issued as a result of the conversion of 400,000 shares of Series E Convertible Preferred Stock valued at $366,222.

            See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2000, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended March 31, 2001 and 2000 are unaudited. The financial statements for the period ended March 31, 2001 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2001.

NOTE 2 ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                               March 31, 2001       June 30,2000
                                               --------------       ------------
     Accounts payable                              $265,104           $353,927
     Accrued expenses
          Salaries                                   15,215             18,523
     Payroll Taxes Payable                            6,803              7,357
                                                   --------           --------
     Total                                         $287,122           $379,807
                                                   ========           ========

NOTE 3 SHORT-TERM BORROWINGS

     On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing shareholders as guarantors of the line of credit. During the quarter ended March 31, 2001, the outstanding debt was $250,000. The terms of the line of credit are for one year with an interest rate of the 3-month LIBOR rate, plus 2.5%. Interest payments are calculated and due monthly, and the principal balance is due on January 13, 2002. The outstanding debt may also be assumed by the shareholders at a rate of three shares of Dimensional Visions' common stock for every dollar assumed.

NOTE 4 COMMITMENTS AND CONTINGENCIES

     There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through March 31, 2001, were approximately $74,225.

NOTE 5 COMMON STOCK

     As of March 31, 2001, there are outstanding 10,843,805 of non-public warrants to purchase the Company's common stock at prices ranging from $0.10 to $12.50 with a weighted average price of $0.23 per share.

     As of March 31, 2001, there were 574,044 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 713,818 shares of common stock.

     During the nine months ended March 31, 2001, the Company issued 344,000 shares of its common stock as a result of the conversion of 172,000 shares of Series D Convertible Preferred Stock.

     During the nine months ended March 31, 2001, the Company issued 400,000 shares of its common stock as a result of the conversion of 400,000 shares of Series E Convertible Preferred Stock.

     During the nine months ended March 31, 2001, the Company issued 610,957 shares of its common stock in connection with the exercise of warrants.

     The total number of shares of the Company's common stock that would have been issuable upon the assumption of the outstanding debt, warrants and preferred stock equaled 12,307,623 shares as of March 31, 2001, and would be in addition to the 10,289,873 shares of common stock outstanding as of March 31, 2001.

NOTE 6 PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                                          Outstanding
                                                 -----------------------------
                                    Allocated    March 31, 2001  June 30, 2000
                                    ---------    -----------------------------
     Series A Preferred               100,000         15,500         15,500
     Series B Preferred               200,000          3,500          3,500
     Series C Preferred             1,000,000         13,404         13,404
     Series D Preferred               375,000        180,000        352,000
     Series E Preferred             1,000,000        275,000        675,000
     Series P Preferred               600,000         86,640         86,640
                                    ---------      ---------      ---------

     Total Preferred Stock          3,325,000        574,044      1,146,044
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

     The Company's Series A Preferred and Series B Preferred, Series D Preferred and Series E Preferred were issued for the purpose of raising operating funds. The Series C Preferred was issued to certain holders of the Company's 10% Secured Notes in lieu of accrued interest and also will be held for future investment purposes.

     The Series P Preferred was issued on September 12, 1995, to InfoPak shareholders in exchange for (1) all of the outstanding capital stock of InfoPak, (2) as signing bonuses for certain employees and a consultant of InfoPak, and (3) to satisfy InfoPak's outstanding debt obligations to certain shareholders.

NOTE 7 INCOME TAXES

     There was no provision for current income taxes for the nine months ended March 31, 2001 and 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

RESULTS OF OPERATIONS

The net loss for the quarter ended March 31, 2001 was $299,090 compared to a net loss of $271,746 for the quarter ended March 31, 2000. General and administrative expenses for the three months ended March 31, 2001, decreased by approximately $93,000 over the similar period a year earlier. This decrease is attributed to the decrease in rent expense of approximately $10,000, salary expense of $10,000, stock related expenses of $28,000 and the amortization of consulting fees of $31,000. The Company's marketing expenses increased for the quarter ended March 31, 2001, by $70,000 over the similar period last year. We attribute $50,000 of this increase to engaging a creative firm and the remaining $20,000 to the addition of the salesman along with his travel expenses.

Revenue for the quarter ended March 31, 2001, was $56,712 compared to revenue of $325,208 for the quarter ended March 31, 2000. Management attributes this decline in sales to the Company's change in marketing and sales efforts. During the quarters ended December 31, 2000 and March 31, 2001, our salesman made approximately forty presentations to the top advertising agencies in Los Angeles, Phoenix and San Francisco. Based up the responses from the presentations, we have decided to focus all of our marketing and sales efforts on the advertising market and reduce our reliance on the children's market that made up approximately $175,000 of the sales for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $485,998 as of March 31, 2001, compared to a working capital deficiency of $2,051 as of March 31, 2000. During the quarter ended March 31, 2001, the Company collected approximately $103,000 of accounts receivable. The cash received was used to pay current operating expenses.

As of March 31, 2001 the Company's financial position is precarious. The Company needs funding in order to maintain current operations and to support growth and sales. The Company has secured a $500,000 line of credit on January 12, 2001 through Merrill Lynch that was obtained by an investor group of existing shareholders as guarantors of the line of credit. Additionally, the Company finalized an equity line with Swartz Private Equity, LLC to provide funding through the sale of the Company's common stock, subject to SEC registration which is pending. The Company has the right at its sole discretion to put common stock to Swartz, subject to certain limitations and conditions based upon trading volume of the Company's common stock. However, due to the current limited trading volume of the Company's common stock, the Company would not be able to raise significant funding from this arrangement. Based upon 30 consecutive trading days beginning March 12, 2001 and subject to the volume limitations, the Company would be able to raise in any 20 day put period approximately $19,400. At these current levels, the Company would be unable to raise sufficient capital to fund operations; therefore, the Company is attempting to increase interest in our Company which would help increase daily trading volumes while utilizing our current line of credit through Merrill Lynch. Our ability to put stock to Swartz is based upon trading volume and cannot exceed 15% of the volume per trade day. The Company is also looking for additional funding arrangements to help maintain current operations until sales and the funding from Swartz become sufficient enough to support operations and implement our marketing and sales campaign.

NINE MONTHS ENDED MARCH 31, 2001 AND 2000

RESULTS OF OPERATIONS

The net loss for the nine months ended March 31, 2001 was $897,869, compared to a net loss of $734,598 for the nine months ended March 31, 2000. The Company's marketing expenses for the nine months ended March 31, 2001 increased by approximately $164,000 over the nine months ended March 31, 2000. Approximately $87,000 of this increase is due to the addition of two salesmen along with their travel expenses. The Company also engaged a creative firm to help implement our new marketing and sales campaign that accounted for approximately $55,000. An additional $15,000 of this increase was related to general marketing expenses. The Company's engineering expenses for the nine months ended March 31, 2001, increased by approximately $42,000 over the same period last year. This increase was attributed to the increase in the Company's design staff. The Company decreased their general and administrative expenses for the nine months ended March 31, 2001 by $52,000 over the six months ended March 31, 2000. The Company attributes this decrease to salary expense of approximately $15,000, stock related expenses of $62,000 and rent expense of $6,100. In addition the Company incurred expenses of approximately $40,000 from an arbitration settlement of disputed invoices for commissions.

Revenue for the nine months ended March 31, 2001 was $219,708 compared to revenue of $625,626 for the nine months ended March 31, 2000. Revenue for the nine months ended March 31, 2000 was boosted by approximately $200,000 through the sale of Pokemon products that are no longer being ordered. Generally, the sales volume for the nine months ended March 31, 2001 without Pokemon was down approximately $200,000.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended December 31, 2000, the Company collected approximately $487,000 of accounts receivable. Substantially all the cash received and cash on hand was used to support operations. The Company is currently utilizing the secured line of credit from Merrill Lynch to sustain operations and may require additional funding until its sales will support the Company's operations and growth. The Company is continually focusing on expanding its customer base through its marketing and sales campaign.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

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

                                       DIMENSIONAL VISIONS INCORPORATED

DATED: May 14, 2001                    By: /s/ John D. McPhilimy
                                           ------------------------------------
                                           John D. McPhilimy, Chairman,
                                           President and Chief Executive Officer