Form 10KSB
period 2001-06-30
DIMENSIONAL VISIONS INC/ DE
filed 2001-11-14
CIK 836809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission file number _______


                        DIMENSIONAL VISIONS INCORPORATED
           (Name of Small Business Issuer as specific in its Charter)

                  Delaware                                       23-2517953
      (State or Other Jurisdiction of                         (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)

2301 W. Dunlap Avenue, Suite 207, Phoenix, Arizona                 85021
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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended June 30, 2001, the Company's revenue was $234,347.

     As of October 25, 2001, the number of shares of Common Stock outstanding was 11,955,631. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of October 25, 2001, was approximately $956,450 (based upon 11,955,631 shares at $.08 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2 dated June 19, 2000 (Registration No. 333-30368); and (ii) Registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804) are incorporated in Part III, Item 13(a).

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.

ITEM 1. DESCRIPTION OF BUSINESS................................................1

  GENERAL......................................................................1
  COMPANY HISTORY..............................................................1
    FISCAL YEARS 1988-1994.....................................................1
    FISCAL YEARS 1995-1997.....................................................1
    FISCAL YEARS 1998-2001.....................................................2
  STRATEGY.....................................................................2
    MARKET & PENETRATION.......................................................2
  PRODUCTION...................................................................3
  COMPETITION..................................................................3
  PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION...............................3
  EMPLOYEES....................................................................3
  SELECTED CONSOLIDATED FINANCIAL DATA.........................................4

ITEM 2. DESCRIPTION OF PROPERTY................................................4

ITEM 3. LEGAL PROCEEDINGS......................................................4

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................4

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS............................................5

   HOLDERS.....................................................................5
   DIVIDENDS...................................................................5

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS....................................6

   FISCAL YEARS 2000 AND 2001..................................................6
     RESULTS OF OPERATIONS.....................................................6
     LIQUIDITY AND CAPITAL RESOURCES...........................................6

ITEM 7. FINANCIAL STATEMENTS...................................................6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE....................................7

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT......................7

   INDEMNIFICATION OF DIRECTORS AND OFFICERS...................................8
   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........................8

ITEM 10. EXECUTIVE COMPENSATION................................................9
   SUMMARY COMPENSATION TABLE..................................................9

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......10

   1996 EQUITY INCENTIVE PLAN.................................................12
   1999 STOCK OPTION PLAN.....................................................12

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................12

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................13

SIGNATURES....................................................................14

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Dimensional Visions creates and delivers3D/animated graphics for products, packaging and marketing communications.

Our graphics are multi-dimensional (commonly known as "3-D") and/or animated visual effects. These effects may be produced in varying sizes to specified customer applications for companies who want to differentiate their products from the competition. The visual effects are created by viewing multiple images through a series of lenses incorporated into a plastic sheet called lenticular. These lenses work as a viewer which self adjusts to whatever distance the viewer is from the image. Viewed in one direction, the lenses allow the individual to see multiple views of an image simultaneously. These multiple views are seen as being in three dimensions. Alternatively, viewed in the other direction, the lenses restrict the view to a particular image that changes as the piece is moved, thus creating an animation effect (i.e., the picture appears to be moving).

Our objective is to become a dominant marketer, developer and producer of 3D/animated graphics in the United States and internationally.

Our 3D/animated graphics offer multi-dimensional and/or animated images for the promotion marketing industry, advertising and graphic design industry and original equipment manufacturers throughout the United States.

InfoPak, Inc. is our one active subsidiary company. InfoPak manufactures and markets a hardware/software packaged product line called the "InfoPakSystem(TM)." This system was designed to handle substantial offline information and databases that may require frequent updating.

We have decided to focus all of our resources on our 3D/animated graphics product line. During Fiscal Year 2001, the activity in InfoPak was minimal. We had retained Chapman Associates, an investment banking firm, to assist us in the sale of our InfoPak, Inc. subsidiary. To date, we have not found a buyer and Chapman Associates is no longer activity pursuing a buyer. We will continue to support the operations of InfoPak until it is sold or our Board of Directors decides to discontinue its operations.

Dimensional Visions' office and principal place of business is located at 2301 West Dunlap Avenue, Suite 207, Phoenix, Arizona 85021, and its telephone number is (602) 997-1990.

COMPANY HISTORY

FISCAL YEARS 1988-1994

In 1988, Dimensional Visions Group, Ltd. was incorporated in the state of Delaware. Dimensional Visions was headquartered in Philadelphia, Pennsylvania. At that time, Dimensional Visions created its three-dimensional effects by building model sets and photographing these sets using a robotic controlled camera. These photographed images were then prepared for lithographic printing. The process utilized during this timeframe was very expensive and extremely difficult to consistently reproduce quality images. Throughout this period Dimensional Visions tried unsuccessfully to perfect the robotic camera process.

FISCAL YEARS 1995-1997

In 1995, Dimensional Visions acquired InfoPak, Inc. of Phoenix, Arizona ("InfoPak") which is currently our wholly owned subsidiary. InfoPak manufactures and markets a hardware/software package called the "InfoPakSystem(TM)". This system takes existing databases and prepares them for use on a palm-top computer manufactured by InfoPak. It is particularly useful to individuals who need access to information while away from a computer terminal. Therefore, it is marketed to mobile business professionals in the automobile appraisal and real-estate businesses. Automobile appraisal guides are available on the palm-top unit for access at automobile auctions or at car dealership lots. Multiple listing data is similarly available for real estate agents for field access to the home listings.

From 1995 to 1997, Dimensional Visions utilized the software development resources of InfoPak to develop the patent-pending software and systematic digital process for its Living ImageTM Solutions.

FISCAL YEARS 1998-2001

In January 1998, we established our current headquarters in Phoenix, Arizona. Under the leadership of a new executive management team, Dimensional Visions was completely restructured including changing our corporate name to Dimensional Visions Incorporated and changing our stock trading symbol from DVGL to DVUI. At the end of 1997, the Company needed to complete private placements of debt and equity to continue operations. As a prerequisite, our investment banking firm, Capital West Investment Group, required the Company to replace the upper level management and effect a 1 for 25 reverse stock split. During the fiscal year 2001, the Company finalized an equity line with Swartz Private Equity, LLC to provide funding through the sale of the Company's common stock. The Company has the right at its sole discretion to put common stock to Swartz, subject to certain limitations and conditions based upon trading volume of the Company's common stock. The Company also utilized $385,000 from a line of credit from Merrill Lynch to sustain operations.

During this timeframe we sold all of the original robotic photographic equipment to concentrate on the new 3D/animated graphics (utilizing very high-end Intel based graphic design computers). Our management team believes that the new process is much more cost effective, reproducable, and has a shorter production cycle than the photographic process formerly used by the Company. We also believe that it better meets the demands of today's market which requires quick turn around of products from inception to delivery.

STRATEGY

MARKET & PENETRATION

Multi-dimensional and/or animated images are being utilized today by Dimensional Visions' clients. The images are used because they combine depth and movement to attract the consumer's attention and potentially increase their sales.

Our 3D/animated graphics have and will be (a) integrated onto products (for example: affixed to yearbooks, children's portfolio covers, etc.), (b) integrated onto product packaging (for example: affixed to cereal boxes, CD packages, etc.), and (c) integrated onto marketing communications for products and services (for example: affixed to annual reports, etc.). We define the market for our 3D/animated graphics as the following major markets in the United
States:

     *    Specially selected Original Equipment Manufacturers
     *    Specially selected Promotional Marketing Firms
     * Specially selected Advertising & Graphics Design Firms (excluding radio and TV)

Dimensional Visions believes that the market for 3D/animated graphics is in its infancy particularly with the advent of new high-end Intel based graphic design computers and improved lenticular plastic extrusion capabilities. With these advances, coupled with the best-integrated software methodology and marketing strategy, we believe Dimensional Visions can be a market leader.

Dimensional Visions estimates that the market universe for its 3D/animated graphics is as follows:

     * ORIGINAL EQUIPMENT MANUFACTURERS: Our revenues for the fiscal year ended June 30, 2001, from the original manufacturers were approximately 54% of our total revenue. Cookie Inc. made up 19% of our revenues for the fiscal year ended June 30, 2001, while Phoenix Display was also approximately 19%.

     * PROMOTION MARKETING INDUSTRY: Dimensional Visions believes that the Premium/Incentives, Point of Purchase, Specialty Printing, and Agencies Net Revenues categories are potential users of our 3D/animated graphics . Our revenues for the fiscal year ended June 30, 2001 from this market were approximately 46% of our total revenue. Big3d.com made up 13% of our revenues for the fiscal year ended June 30, 2001, while Promotion Productions and Thelen Pollick made up 9% and 10%, respectively, of our total revenues.

     * ADVERTISING INDUSTRY: We believe that newspapers, magazines, direct mail, business papers, and miscellaneous other advertising methods are potential users of 3D/animated graphics solutions. Although this industry has not yet brought in revenues to our Company, these categories make up over $116.4 billion or 62% of total advertising revenues in the U.S.

PRODUCTION

Dimensional Visions controls or supervises all phases of the production of its 3D/animated graphics from the image development and computerized enhancement phases through the color separation and printing phases. Images are provided to us by our clients in many formats including digitally in graphic file formats and photographically in pictures or transparencies. Photographic images are scanned into the computer to be modified and enhanced. Through a proprietary process, several images are composited together to generate a final image that will appear as a three-dimensional and/or animation image when viewed through a lenticular material. "Lenticular" is a plastic optical material that allows the three-dimensional and/or animation image to be viewed without the use of any viewing apparatus such as glasses or hoods. The digital files are forwarded to Travel Tags, our primary printer, or other commercial printer, where, through the lithographic process, the images are printed on a polymer based lenticular material which focuses the multi-dimensional or animation images. Printing is done under the supervision of Dimensional Visions. The lenticular material is supplied by producers in the petrochemical and plastic fabricating industries directly to our printer. Dimensional Visions has no long-term contracts with its printers.

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

PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION

The Company filed a patent application on February 15, 1999 for its 3D/animated graphics software and print system. The Company believes that the patent will issue by December 31, 2001.

Dimensional Visions has received trademark registration of DV3D(R).

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

EMPLOYEES

Dimensional Visions has four employees, one of whom is involved in manufacturing and research and development, one in marketing and sales, one in operations, and one in finance. Dimensional Visions is not a party to any collective bargaining agreements. Dimensional Visions considers its relations with employees to be good.

SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below is selected financial data derived from the Company's Consolidated Financial statements, some of which appear elsewhere in this Report. This data should be read in conjunction with the Consolidated Financial statements, included elsewhere in this Report.

                              Year Ended       Year Ended        Year Ended         Year Ended        Year Ended
                             June 30, 2001    June 30, 2000     June 30, 1999     June 30, 1998     June 30, 1997
                             -------------    -------------     -------------     -------------     -------------
Operation revenue            $   234,347       $ 1,008,862       $   741,901       $   609,392       $   551,517
Net loss                     $(1,059,775)      $(1,021,144)      $(1,465,812)      $  (421,659)      $(2,162,134)
Net loss per share of
 common stock                $      (.11)      $      (.18)      $      (.39)      $      (.14)      $     (1.14)
Balance Sheet Data:
Working capital (deficit)    $  (542,882)      $   205,284       $  (603,946)      $  (235,920)      $  (107,952)
Total assets                 $   211,594       $   885,033       $   530,973       $   920,841       $   529,520
Total liabilities            $   597,168       $   519,112       $ 1,118,740       $   713,539       $   613,947
Stockholders' equity
 (deficiency)                $  (385,574)      $   365,921       $  (721,555)      $   207,302       $   (84,427)

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 3,100 square feet of office space at 2301 W. Dunlap Avenue, Suites 207 in Phoenix, Arizona. This location serves as our principal executive offices and our current design and production facilities. The lease covering this property terminates on December 31, 2003. The total lease payments for the first six months of fiscal year 2002 will be approximately $25,000. The lease also requires us to pay all taxes and insurance for this property.

ITEM 3. LEGAL PROCEEDINGS.

To the best knowledge of our management, there are no material litigation matters pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

                                                    High          Low
                                                    ----          ---
     FISCAL 2000
        First Quarter.........................     2 3/16          3/8
        Second Quarter........................     1 23/32       27/32
        Third Quarter.........................     2 3/32        13/16
        Fourth Quarter........................     2 9/32          3/8

     FISCAL 2001
        First Quarter.........................      17/32        17/64
        Second Quarter........................       7/16          1/8
        Third Quarter.........................       5/16          1/8
        Fourth Quarter........................       7/20         9/64

HOLDERS

As of October 25, 2001, the number of stockholders of record was 481, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 3,000 stockholders in total.

DIVIDENDS

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, an 8% annual dividend is due and owing. As of June 30, 2001, the Company has not declared dividends on Series A or B preferred stock. The unpaid cumulative dividends totaled approximately $84,775. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 2000 AND 2001

RESULTS OF OPERATIONS

The net loss for the fiscal year ended June 30, 2001, was $1,059,775 compared with a net loss of $1,021,145 for the fiscal year ended June 30, 2000. General and administrative expenses decreased in the fiscal year ended June 30, 2001 by approximately $163,000 over the fiscal year ended June 30, 2000. This decrease was due to approximately $29,000 in administrative salaries, $11,500 in rent, approximately $90,000 in consulting fees and $71,000 in stock related expenses. In addition, the Company incurred expenses from an arbitration settlement of disputed invoices for commissions of approximately $40,000. Marketing expenses increased from $129,520 in fiscal year 2000, to $271,514 in fiscal year 2001. Marketing salary increased by approximately $66,000 as a result of the hiring of two salesmen at the beginning of the fiscal year. Consulting fees for the hiring of a design firm also increased by $75,000. The Company's engineering expenses for the fiscal year ended June 30, 2201 increased by approximately $33,000 over the same period last year. This increase was attributed to the hiring of additional designers of approximately $26,000 and repairs and maintenance on our equipment of $9,500.

Revenue for the fiscal year ended June 30, 2001, was $234,347 compared to revenue of $1,008,862 for the fiscal year ended June 30, 2000. Revenue for the fiscal year ended June 30, 2000 was boosted by approximately $375,000 through the sale of Pokemon products that are no longer being ordered. Generally, the sales volume for the fiscal year ended June 30, 2001 without Pokemon was down approximately $400,000

As a result of the decline in revenue, the Company has reduced its fixed overhead costs by reducing the number of personnel. By December 31, 2000, the Company's work force was reduced by six employees which resulted in a savings of approximately $100,000 through June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company collected approximately $570,000 in accounts receivable and approximately $115,000 from the exercise of warrants during the fiscal year ended June 30, 2001. Substantially all the cash received and on hand was used to support operations. The Company also utilized $385,000 from a line of credit from Merrill Lynch to sustain operations. However, we will require additional funding until our sales will support our operations. The Company is continually focusing on expanding its customer base through its marketing and sales campaign. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue operations.


The Company's financial position is precarious. The Company needs funding in order to maintain current operations and to support growth and sales. The Company finalized an equity line with Swartz Private Equity, LLC to provide funding through the sale of the Company's common stock. The Company has the right at its sole discretion to put common stock to Swartz, subject to certain limitations and conditions based upon trading volume of the Company's common stock. However, due to the current limited trading volume of the Company's common stock, the Company would not be able to raise significant funding from this arrangement. The Company is looking for additional funding arrangements to help maintain current operations until sales and the funding from Swartz become sufficient enough to support operations and implement our marketing and sales campaign. Through October 19, 2001, the Company has received limited funding of approximately $195,000 and is continuing to search for additional funding.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

           Name             Age                 Position
           ----             ---                 --------
     John D. McPhilimy      57    Director, Chairman of the Board of Directors
                                  and Chief Executive Officer
     Bruce D. Sandig        41    Senior Vice President and Director
     Susan A. Perlow        50    Director
     Lisa R. McPhilimy      27    Vice President, Controller and Director

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

MR. BRUCE D. SANDIG was appointed as a Director of the Company in January 1998 and as Senior-Vice President of Creative Design and Production Engineering of the Company in November 1997 and provides overall development and integration of the DV3D(R)and AnimotionTM Multi-Dimensional Images systems. Mr. Sandig was a co-founder of InfoPak in 1992. Mr. Sandig has over 15 years experience in electro-mechanical and software engineering/design with such companies as Universal Propulsion Company, Kroy, Inc., Dial Manufacturing, and Softie, Inc., where he also created several proprietary software games for Nintendo.

MS. SUSAN A. PERLOW has served as Director of the Company since January 1998. Since January 1998 she has served as Managing Principal Consultant for Oracle, Inc. She served as Director of Business Processing from March 1995 to December 1997 for AmKor Electronics.

MRS. LISA R. MCPHILIMY, daughter-in-law of John McPhilimy, CEO, is Vice President & Controller and provides overall integrated financial management and reporting for the Company. She is a Certified Public Accountant and a graduate of Ohio University. She has over 5 years experience in financial management and is responsible for the Securities & Exchange Commission reporting required as a publicly held company.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation earned by or paid to the Company's Chief Executive Officer for the last two fiscal years. No officer of the Company earned more than $100,000 in the last two fiscal years.

                                   ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                           -----------------------------------   ------------------------------------
                                                                          Awards              Payouts
                                                                 ------------------------     -------
                                                    Other        Restricted    Securities
                                                    Annual         Stock       Underlying       LTIP         All Other
                    Year   Salary($)   Bonus($)  Compensatin($)   Awards($)  Options/SARs(#)  Payouts($)  Compensation($)
                    ----   ---------   --------  --------------   ---------  ---------------  ----------  ---------------
John D. McPhilimy   2000    $90,000    $7,500        $0              $0            --            $0             $0
                    2001    $93,000    $5,000        $0              $0            --            $0             $0

                   OPTIONS/SAR GRANTS IN THE FISCAL YEAR 2001
                                INDIVIDUAL GRANTS

                              Number of       % of Total
                             Securities      Options/SARs
                             Underlying       Granted to
                             Option/SARs     Employees in     Exercise or Base
     Name            Year     Granted(#)      Fiscal Year      Price($/Share)      Expiration Date
     ----            ----     ----------      -----------      --------------      ---------------
John D. McPhilimy    2001     2,000,000          40.8               .125                1/1/08

          AGGREGATED OPTIONS/SAR EXERCISES IN THE FISCAL YEAR 2001 AND
                            FY-END OPTION/SAR VALUES

                                                                Number of Securities       Value of Unexercised
                                  Shares                        Underlying Exercised           In-the-Money
                               Acquired on       Value       Options/SARs at FY-End(#)         Options/SARs
     Name              Year     Exercise(#)    Realized      Exercisable/Unexercisable         at FY-End($)
     ----              ----     -----------    --------      -------------------------         ------------
John D. McPhilimy      2001        --           0                2,385,000(E)/0(U)               $90,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the shares of the Company's outstanding Common Stock beneficially owned as of October 25, 2001 by
(i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by the Company to own beneficially more than 5% of the Company's Common Stock.

Name and Address of                      Amount and Nature of         Percent
Beneficial Owners(1)                    Beneficial Ownership(2)     Ownership(2)
--------------------                    -----------------------     ------------
John D. McPhilimy (3)                         1,297,000                9.79
127 W. Fellars Drive
Phoenix, AZ 85023

Bruce D. Sandig (4)
5801 N. 14th Street
Phoenix, AZ 85014                             1,700,000               12.46

Lisa R. McPhilimy (5)
2906 East Leland Street
Mesa, AZ 85213                                  550,000                4.40

Susan A. Perlow (6)
26210 S. Lime Drive
Queen Creek, AZ 85242                            75,000                0.62

Roy D. Pringle (7)
4915 W. Marco Polo Road
Glendale, AZ 85308                            1,506,047               11.19

Swartz Private Equity (8)
300 Colonial Center Parkway, Ste 300
Roswell, GA 30076                             1,309,000                9.87

Dale Riker (9)
10040 E. Happy Valley Road
Scottsdale, AZ 85255                          1,420,861               11.07

Russell Ritchie (10)
4700 S. McClintock Dr, #120
Tempe, AZ 85282                                 959,250                7.44

All executive officers and directors
 as a group (4 persons)                       3,622,000               23.27

----------
1. Each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each of such persons may be reached through the Company at 2301 W. Dunlap Avenue, Suite 207, Phoenix, Arizona 85021.
2. The percentages shown are calculated based upon the 11,955,631 shares of Common Stock outstanding on October 25, 2001. The numbers and percentages shown include the shares of Common Stock actually owned as of October 25, 2001 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of October 25, 2001 upon the exercise of options and warrants, or the conversion of Preferred Stock, are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
3. Mr. McPhilimy has warrants to purchase 385,000 shares of Dimensional Visions' common stock at an exercise price of $.20 until October 28, 2003. He also has warrants to purchase 912,000 shares of common stock at an exercise price of $.125 until January 1, 2008.

4. Mr. Sandig owns 10,000 shares of Dimensional Visions' common stock. Also included in the amount are common stock purchase warrants to purchase 230,000 shares of Dimensional Visions' common stock at an exercise price of $.20 until October 28, 2003 and warrants to purchase 460,000 shares of common stock at an exercise price of $.25 until January 27, 2005. He also has warrants to purchase 1,000,000 shares of common stock at an exercise price of $.125 until January 1, 2008.
5. Ms. McPhilimy has warrants to purchase 18,334 shares of Dimensional Visions' common stock at an exercise price of $.20 until October 28, 2003 and warrants to purchase 31,666 shares of common stock at an exercise price of $.25 until January 27, 2005. She also has warrants to purchase 500,000 shares of common stock at an exercise price of $.125 until January 1, 2008.
6. Ms. Perlow has warrants to purchase 40,000 shares of Dimensional Visions' common stock at an exercise price of $.50 until October 28, 2003 and warrants to purchase 35,000 shares of common stock at an exercise price of $.25 until January 27, 2005.
7. Mr. Pringle owns 6,047 shares of Dimensional Visions' common stock. Also included in the amount are common stock purchase warrants to purchase 210,000 shares of Dimensional Visions' common stock at an exercise price of $.20 until October 28, 2003 and warrants to purchase 290,000 shares of common stock at an exercise price of $.25 until January 27, 2005. He also has warrants to purchase 1,000,000 shares of common stock at an exercise price of $.125 until January 1, 2008.
8. Swartz Private Equity has warrants to purchase 1,309,000 shares of common stock issuable upon the exercise of outstanding warrants which are currently exercisable, which represents approximately 9.87% of our issued and outstanding common stock as of the date of this prospectus. Exercise of these warrants is limited to the extent that Swartz may not exercise the warrants to the extent that such exercise would result in Swartz's beneficial ownership of more than 4.99% of our issued and outstanding common stock at any time.
9. Mr. Riker owns 541,961 shares of Dimensional Visions' common stock. Also included in the amount are warrants to purchase 98,250 shares of the Dimensional Visions' stock at an exercise price of $.2656 until January 11, 2006, warrants to purchase 50,000 shares of common stock at an exercise price of $.20 until January 11, 2004, warrants to purchase 75,000 shares of common stock at an exercise price of $.1406 until January 31, 2004, warrants to purchase 37,500 shares of common stock at an exercise price of $.1406 until April 1, 2004, warrants to purchase 15,000 shares of common stock at an exercise price of $.2175 until April 15, 2004, warrants to purchase 15,000 shares of common stock at an exercise price of $.135 until June 6, 2004 and warrants to purchase 4,000 shares of common stock at an exercise price of $.1275 until July 1, 2004. He may also acquire up to 589,500 shares of common stock by the assumption of the debt associated with the Company's line of credit.
10. Mr. Ritchie owns 19,650 shares of Dimensional Visions' common stock. Also included in the amount are warrants to purchase 50,000 shares of Dimensional Visions' common stock at an exercise price of $.10 until January 24, 2002, warrants to purchase 125,000 shares of common stock at an exercise price of $.2656 until January 11, 2006, warrants to purchase 50,000 shares of common stock at an exercise price of $.20 until January 11, 2004, warrants to purchase 75,000 shares of common stock at an exercise price of $.1406 until January 31, 2004, warrants to purchase 37,500 shares of common stock at an exercise price of $.1406 until April 1, 2004, warrants to purchase 15,000 shares of common stock at an exercise price of $.2175 until April 15, 2004, warrants to purchase 15,000 shares of common stock at an exercise price of $.135 until June 6, 2004 and warrants to purchase 4,000 shares of common stock at an exercise price of $.1275 until July 1, 2004. He may also acquire up to 589,500 shares of common stock by the assumption of the debt associated with the Company's line of credit.

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

As of June 30, 2001, 5,002,978 shares had been issued pursuant to this plan.

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

As of June 30, 2001, no options had been issued pursuant to this plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 12, 2001, the Company issued 4,900,000 employee incentive warrants to purchase shares of common stock of the Company at an exercise price of $0.125 over the next two fiscal years of the Company. These warrants vest 25% for every quarter in which the Company is profitable. The warrants will also vest to the employees if there is a change in control of the Company or upon discretion of the Board. The plan includes all current employees (4).

John D. McPhilimy, Chairman of the Board and Chief Executive Officer, was issued 2,000,000 warrants. Mr. McPhilimy assigned 888,000 and 200,000 of his warrants to Group Baronet and Action Stocks, respectively, on behalf of the Company in lieu of cash payments owed to these two groups by the Company.

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

     4.6(a) Certificate of Designation of Series D and Series E Convertible Preferred Stock dated August 25, 1999

     4.7(a)  Form of Warrant Agreement to debt holders, dated January 15, 1998

     4.8(a)  Form of Warrant Agreement to debt holders, dated April 8, 1998

     4.9(a) Form of Warrant Agreement to participants in Private Placement dated April 8, 1998

     4.10(b) Pledge Agreement dated January 11, 2001 with Dale Riker and Russ
             Ritchie

     4.11(b) Investment Agreement dated December 13, 2000, with Swartz Private
             Equity, LLC

     4.12(b) Merrill Lynch Portfolio Reserve Loan and Collateral Account
             Agreement

     10.1(a) 1996 Equity Incentive Plan

     10.2(a) 1999 Stock Option Plan

     10.3(a) Agreement dated September 25, 1997 by and between InfoPak, Inc.,
             DataNet Enterprises, LLC, and David and Staci Noles

     10.4(a) Lease Agreement, dated October 27, 1997

     21.1(b) Subsidiaries of the Registrant

----------
(a) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 dated June 19, 2000 (Registration No. 333-30368).
(b) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804).

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                       DIMENSIONAL VISIONS INCORPORATED


DATED: November 12, 2001               By: /s/ John D. McPhilimy
                                           --------------------------------
                                           John D. McPhilimy, Chairman and
                                           Chief Executive Officer


In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Title                      Date
       ---------                           -----                      ----


/s/ John D. McPhilimy            Chairman, Chief Executive     November 12, 2001
-----------------------------    Officer
John D. McPhilimy


/s/ Bruce D. Sandig              Vice President, Director      November 12, 2001
-----------------------------
Bruce D. Sandig


/s/ Susan A. Perlow              Director                      November 12, 2001
-----------------------------
Susan A. Perlow


/s/ Lisa R. McPhilimy            Vice President, Director      November 12, 2001
-----------------------------
Lisa R. McPhilimy

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                       YEARS ENDED JUNE 30, 2001 AND 2000

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                          Page
                                                                          ----

Independent Auditors' Report                                               F-2

Consolidated Financial Statements

   Balance Sheet                                                           F-4

   Statements of Operations                                                F-5

   Statements of Stockholders'Equity (Deficiency)                          F-6

   Statements of Cash Flows                                                F-12

   Notes to Consolidated Financial Statements                              F-15

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Dimensional Visions Incorporated and Subsidiary (the "Company") as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Incorporated and Subsidiary as of June 30, 2001 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has financed its operations primarily through the sale of its securities. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited sales of its products, which raises substantial doubt about the Company's ability to continue as a going concern. The future of the Company as an operating business will depend on its

To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary

ability to (1) successfully market its products, (2) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately achieve a level of profitability. Management's plan concerning these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kopple & Gottlieb, LLP

KOPPLE & GOTTLIEB, LLP

Jenkintown, Pennsylvania
October 31, 2001

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

ASSETS
Current assets
  Cash                                                                          $      1,627
  Accounts receivable, trade                                                           8,614
  Prepaid expenses                                                                     4,224
                                                                                ------------
        Total current assets                                                          14,465
                                                                                ------------
Equipment
  Equipment                                                                          480,112
  Furniture and fixtures                                                              49,329
                                                                                ------------
                                                                                     529,441
  Less accumulated depreciation                                                      359,864
                                                                                ------------
                                                                                     169,577
                                                                                ------------
Other assets
  Patent rights and other assets                                                      27,552
                                                                                ------------
        Total assets                                                            $    211,594
                                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
  Short-term borrowings                                                              339,138
  Current portion of obligations under capital leases                           $     59,834
  Accounts payable, accrued expenses and other
    liabilities                                                                      158,375
                                                                                ------------
    Total current liabilities                                                        557,347
                                                                                ------------

Obligations under capital leases, net of current portion                              39,821
                                                                                ------------

    Total liabilities                                                                597,168
                                                                                ------------

Commitments and contingencies                                                             --

Stockholders' deficiency
  Preferred stock - $.001 par value, authorized 10,000,000 shares;
   issued and outstanding 561,544 shares                                                 562
  Additional paid-in capital                                                         942,606
                                                                                ------------
                                                                                     943,168
  Common stock - $.001 par value, authorized 100,000,000 shares;
   issued and outstanding 10,392,635                                                  10,392
  Additional paid-in capital                                                      21,603,561
  Deficit                                                                        (22,888,528)
                                                                                ------------
  Total stockholders' deficiency before deferred consulting contracts               (331,407)
  Deferred consulting contracts                                                      (54,167)
                                                                                ------------

        Total stockholders' deficiency                                              (385,574)
                                                                                ------------
        Total liabilities and stockholders' deficiency                          $    211,594
                                                                                ============

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2001 AND 2000


                                                     2001              2000
                                                 -----------       -----------
                                                                  (Reclassified)

Operating revenue                                $   234,347       $ 1,008,862
Cost of sales                                        162,132           662,021
                                                 -----------       -----------

Gross profit                                          72,215           346,841
Operating expenses
  Engineering and development costs                  243,451           206,041
  Marketing expenses                                 275,885           129,520
  General and administrative expenses                542,531           815,994
                                                 -----------       -----------

        Total operating expenses                   1,061,867         1,151,555
                                                 -----------       -----------

Loss before other income (expenses)                 (989,652)         (804,714)
                                                 -----------       -----------

Other income (expenses)
  Interest expense                                   (72,544)         (173,878)
  Interest income                                      2,421            14,779
  Bad debt expense on notes receivable                    --           (57,332)
                                                 -----------       -----------

                                                     (70,123)         (216,431)
                                                 -----------       -----------

Net loss                                          (1,059,775)       (1,021,145)

Dividends in arrears on preferred stock              (84,775)          (74,225)
                                                 -----------       -----------

Net Loss available to common shareholders        $(1,144,550)      $(1,095,370)
                                                 ===========       ===========

Loss per share
  Basic and diluted loss per common share        $      (.11)      $      (.18)
                                                 ===========       ===========

Shares used in computing net loss per share        9,986,077         6,052,835
                                                 ===========       ===========

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JUNE 30, 2001 AND 2000

                                  Preferred Stock                       Common Stock
                                 -----------------     Additional    ------------------     Additional
                                 ($.001 Par Value)      Paid-in       ($.001 Par Value)      Paid-in
                                  Shares    Amount      Capital      Shares      Amount      Capital        Deficit         Total
                                  ------    ------      -------      ------      ------      -------        -------         -----
Balance, July 1, 1999            130,810     $131      $658,170    5,138,192     $5,138    $19,556,402   $(20,807,608)    $(587,767)

Conversion  of 4,266 shares
Series    C     convertible
preferred  stock  valued at
$42,660  into 1,703  shares
of  the  Company's   common
stock                             (4,266)      (4)      (42,656)       1,703          2         42,658             --            --

Exercise     of     135,000
warrants     to    purchase
135,000   shares   of   the
Company's  common  stock at
$.20 per share                        --        --           --      135,000        135         26,865             --        27,000

Exercise     of     355,000
warrants     to    purchase
355,000   shares   of   the
Company's  common  stock at
$.10 per share                        --        --           --      355,000        355         35,145             --        35,500

Exercise of 30,000 warrants
to purchase  30,000  shares
of  the  Company's   common
stock at $.50 per share               --        --           --       30,000         30         14,970             --        15,000

Exercise of 32,000 warrants
to purchase  32,000  shares
of  the  Company's   common
stock at $.25 per share               --       --           --       32,000          32          7,968             --         8,000

Issuance of 166,730  shares
of  the  Company's   common
stock  to  settle  accounts
payable valued at $62,398             --       --           --      166,730         167         62,231             --        62,398

Issuance of 544,000  shares
of  the  Company's   common
stock  to  consultants  for
services valued at $341,250           --       --           --      544,000         544        340,706             --       341,250

Issuance of 375,000  shares
of the  Company's  Series D
Preferred Stock                  375,000      375      337,125           --          --             --             --       337,500

Issuance of 675,000  shares
of the  Company's  Series E
Preferred Stock                  675,000      675      617,325           --          --             --             --       618,000

Conversion  of 7,500 shares
Series    A     convertible
preferred  stock  valued at
$75,000 into 12,000  shares
of  the  Company's   common
stock                             (7,500)      (8)     (74,992)      12,000          12         74,988             --            --

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000

                                  Preferred Stock                       Common Stock
                                 -----------------     Additional    ------------------     Additional
                                 ($.001 Par Value)      Paid-in       ($.001 Par Value)      Paid-in
                                  Shares    Amount      Capital      Shares      Amount      Capital        Deficit         Total
                                  ------    ------      -------      ------      ------      -------        -------         -----
Conversion of 23,000 shares
Series    D     convertible
preferred  stock  valued at
$20,700 into 46,000  shares
of  the  Company's   common
stock                            (23,000)     (23)     (20,677)      46,000          46         20,654             --            --

Issuance  of 40,000  shares
of  Company's  common stock
as  payment  of  a  $20,000
commission  owed  from  the
sale of Series D  Preferred
Stock  in  lieu  of a  cash
payment                              --        --           --       40,000          40         19,960             --        20,000

Conversion   of   debt   of
$570,000     and    related
interest   of   $97,387  at
$.375   pursuant   to  SB-2
registration statement               --        --           --    1,779,691       1,779        665,608             --       667,387

Conversion   of   debt   of
$150,000     and    related
interest of $13,650 at $.25
pursuant       to      SB-2
registration statement               --        --           --      654,600         655        162,995             --       163,650

Professional  fees incurred
in  connection   with  SB-2
registration statement               --        --           --           --          --        (15,698)            --       (15,698)

Adjustment  for  long  term
debt discount of which debt
was  converted  into equity
with the SB-2 registration           --        --           --           --          --       (116,622)            --      (116,622)

Adjustment   for   deferred
offering  costs  associated
with the SB-2 registration           --        --           --           --          --        (13,249)            --       (13,249)

Issuance     of     323,293
warrants  to  purchase  the
Company's  common  stock at
$.10 per  share  commencing
January 2001 in  connection
with   the    issuance   of
convertible debentures               --        --           --           --          --             --             --            --

Issuance     of     395,000
warrants  to  purchase  the
Company's  common  stock at
$.25 per  share  commencing
October 2000 in  connection
with  private  placement of
the Company's securities             --        --           --           --          --             --             --            --

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000

                                  Preferred Stock                       Common Stock
                                 -----------------     Additional    ------------------     Additional
                                 ($.001 Par Value)      Paid-in       ($.001 Par Value)      Paid-in
                                  Shares    Amount      Capital      Shares      Amount      Capital        Deficit         Total
                                  ------    ------      -------      ------      ------      -------        -------         -----
Issuance    of    1,397,500
warrants  to  purchase  the
Company's  common  stock at
$.25 per  share  commencing
December    2000    through
February  2005 for employee
incentives and consultants           --        --           --           --          --             --             --            --

Issuance     of     917,500
warrants  to  purchase  the
Company's  common  stock at
$.50 per  share  commencing
October     2000    through
January 2003 in  connection
with  private  placement of
the Company's securities             --        --           --           --          --             --             --            --

Issuance of 57,000 warrants
to purchase  the  Company's
common  stock at $1.20  per
share  commencing   October
2000  in  connection   with
private           placement
commissions                          --        --           --           --          --             --             --            --

Net loss                             --        --           --           --          --             --     (1,021,145)   (1,021,145)
                              ---------    ------   ----------    ---------      ------    -----------   ------------    ----------
Balance, June 30, 2000        1,146,044    $1,146   $1,474,295    8,934,916      $8,935    $20,885,581   $(21,828,753)   $  541,204
                              =========    ======   ==========    =========      ======    ===========   ============    ==========

Balance, July 1, 2000         1,146,044    $1,146   $1,474,295    8,934,916      $8,935    $20,885,581   $(21,828,753)   $  541,204

Exercise     of     153,462
warrants     to    purchase
153,462   shares   of   the
Company's  common  stock at
$.10 per share
                                     --        --           --      153,462         153         15,193             --        15,346
Exercise of 73,750 warrants
to purchase  73,750  shares
of  the  Company's   common
stock  at  $.50  per  share
along     with      112,375
additional   shares  of the
Company's common stock  per
the  inducement to exercise
offer                                --        --           --      186,125         186         30,470             --        36,875

Exercise     of     250,000
warrants     to    purchase
250,000   shares   of   the
Company's  common  stock at
$.25 per share  along  with
59,832 additional shares of
the Company's common  stock
per   the   inducement   to
exercise offer                       --        --           --      309,832         310         61,847             --        55,937

Conversion    of    184,500
shares Series D convertible
preferred  stock  valued at
$166,050    into    369,000
shares  of  the   Company's
common stock                   (184,500)     (184)    (165,867)     369,000         369        165,681             --            --

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000

                                  Preferred Stock                       Common Stock
                                 -----------------     Additional    ------------------     Additional
                                 ($.001 Par Value)      Paid-in       ($.001 Par Value)      Paid-in
                                  Shares    Amount      Capital      Shares      Amount      Capital        Deficit         Total
                                  ------    ------      -------      ------      ------      -------        -------         -----
Conversion    of    400,000
shares Series E convertible
preferred  stock  valued at
$366,222    into    400,000
shares  of  the   Company's
common stock                   (400,000)     (400)    (365,822)     400,000         400        365,822             --            --

Issuance  of 39,300  shares
of  the  Company's   common
stock  in  connection  with
the  guarantee  of the line
of credit                            --        --           --       39,300          39          7,919             --         7,958

Issuance     of     581,500
warrants     to    purchase
581,500   shares   of   the
Company's  common  stock at
prices ranging from$.135 to
$.2656   per  share  for  a
three   year    period   in
connection with the line of
credit  due   January   12,
2002.  Black Scholes option
pricing  model  was used to
value the warrants                   --        --           --           --          --         71,048             --        71,048

Issuance    of    4,900,000
warrants  to  purchase  the
Company's  common  stock at
$.125 per share  commencing
January 2008 to the offices
and    employees   of   the
Company                               --        --           --           --          --             --             --            --

Issuance    of    1,190,000
warrants  to  purchase  the
Company's  common  stock at
$.15 per  share  commencing
October 2007 in  connection
with  the  Swartz   Private
Equity investment agreement           --        --          --           --          --             --             --            --

Issuance     of     119,000
warrants  to  purchase  the
Company's  common  stock at
$.125 per share  commencing
March  2008  in  connection
with  the  Swartz   Private
Equity investment agreement           --        --          --           --          --             --             --            --

Net loss                              --        --          --           --          --             --     (1,059,775)   (1,059,775)
                              ---------    ------   ----------    ---------      ------    -----------   ------------    ----------
Balance, June 30, 2001           561,544      $562    $942,606   10,392,635      10,392    $21,603,561   $(22,888,528)   $ (331,407)
                              =========    ======   ==========    =========      ======    ===========   ============    ==========

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2001 AND 2000


                                                                          2001                 2000
                                                                       -----------         -----------
Operating activities
  Net loss                                                             $(1,059,775)        $(1,021,145)
  Adjustments to reconcile net loss to net
   cash used in operating activities
   Allowance for bad debts on notes receivable                                  --              41,663
   Consulting service paid through issuance of warrants
    and common stock                                                            --              22,500
   Depreciation and amortization of property and equipment                  51,361              42,299
   Amortization of debt discount                                            33,143             121,396
   Amortization of other assets and deferred costs                         125,192             262,858
   Interest expense paid through issuance of common stock                       --              50,400
   Changes in assets and liabilities which provided (used) cash
    Accounts receivable, trade                                             341,879            (272,425)
    Inventory                                                                   --               4,822
    Prepaid supplies and expenses                                            5,002              10,748
    Accounts payable, accrued expenses and other liabilities              (221,432)            (31,332)
                                                                       -----------         -----------

Net cash used in operating activities                                     (724,630)           (768,216)
                                                                       -----------         -----------
Investing activities
  Payment of obligations under capital lease                               (39,651)            (49,702)
  Purchase of equipment                                                     (3,585)             (1,071)
  Proceeds from payments on notes receivable                                    --                  --
                                                                       -----------         -----------
  Net cash used in investing activities                                    (43,236)            (50,773)
                                                                       -----------         -----------

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


                                                                            2001                2000
                                                                        -----------         -----------
Financing activities
  Proceeds from exercise of warrants, net of conversion costs
   of $6,562                                                                108,160              85,500
  Sale of preferred stock net of offering costs of $74,500                       --             975,000
  Reduction in deferred consulting fee contract originally paid in
   common stock                                                                  --              30,000
  Professional fees incurred in connection with SB-2 registration
   statement                                                                     --             (15,697)
  Short term borrowings                                                     385,000                  --
                                                                        -----------         -----------
Net cash provided by financing activities                                   493,160           1,075,303
                                                                        -----------         -----------


Net increase (decrease) in cash and cash equivalents                       (274,706)            256,314
Cash and cash equivalents, beginning of year                                276,333              20,019
                                                                        -----------         -----------

Cash, end of year                                                       $     1,627         $   276,333
                                                                        ===========         ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                $    24,436         $    24,677
                                                                        ===========         ===========
  Issuance of common stock in connection
    with consulting services                                            $        --         $   341,250
                                                                        ===========         ===========


Supplemental disclosure of non-cash investing and financing activities for fiscal year 2001:

     The Company issued 369,000 shares of the Company's common stock in connection with the conversion of Series D Convertible Preferred Stock valued at $166,050.

     The Company issued 400,000 shares of the Company's common stock in connection with the conversion of Series E Convertible Preferred Stock valued at $366,222.

     The Company issued 39,300 shares of common stock in connection with the line of credit and guarantees of the investor group valued at $7,958.

Supplemental disclosure of non-cash investing and financing activities for fiscal year 2001: (continued)

     The Company recorded additional paid-in capital of $71,048 with the issuance of 581,500 warrants to purchase shares of the Company's common stock ranging from $.135 and $.266 in connection with the line of credit and guarantees by the investor group.

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

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

         The Company has financed its operations primarily through the sale of its securities. The Company has had limited sales of its products during the years ended June 30, 2001 and 2000. The volume of business is not nearly sufficient to support the Company's cost structure.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred losses since inception of $22,888,941 and has a working capital deficiency of $542,882 as of June 30, 2001. The future of the Company as an operating business will depend on its ability to (1) successfully market and sell its products, (2) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately achieve a level of profitability. Management's plan to address these issues includes (a) redirecting its marketing efforts of the Company's products and substantially increasing sales results, (b) continued exercise of tight cost controls to conserve cash, and (c) raising additional long term financing.

         The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at June 30, 2001, plus the limited revenue is not sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management plans include the continued expansion of the sale of its products and the sale of additional securities. Unless the Company is able to generate sufficient revenue or acquire additional debt or equity financing to cover present and ongoing operation costs and liabilities, it may not be able to continue as a going concern.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


Note 1:  Summary of Significant Accounting Policies (continued)

         Further, there can be no assurances, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flow from the sale of its products. In the event the Company is not able to secure sufficient funds on a timely basis necessary to maintain its current operations, it may cease all or part of its existing operations and/or seek protection under the bankruptcy laws.

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


Note 1:  Summary of Significant Accounting Policies (Continued)

         INCOME TAXES

         The Company accounts for income taxes under the liability method.Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


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

         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in the current year.

Note 2:  Cash

         The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

         The Company maintains its cash in banks located in Arizona. The total cash balances are insured by the FDIC up to $100,000 per financial institution.


Note 3:  Deferred Costs

         Deferred costs as of June 30, 2001 consist of one consulting contract totaling $54,167. This cost is accounted for in the equity section as a contra equity account.

         On August 10, 1999, the Company entered into a contract with a consultant. The fee for services for 36 months is $169,216 ($4,700 per month), or upon signing of the contract, the Company will issue $150,000 of the Company's common stock. The market value of the common stock on August 10, 1999 was $.50 per share and 300,000 shares of registered common stock was issued (registered under Form S-8). In accordance with the terms of the agreement either party may terminate or change the terms of this agreement with 30 days written notice. In accordance with the terms of the agreement either party may terminate or change the terms of this agreement with 30 days written notice.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


Note 4:  Patent Rights and Other Assets

            Patent rights                                    $58,426
            Deposits                                           4,100
            Trademark                                            225
                                                             -------
                                                              62,751
            Less accumulated amortization                     35,199
                                                             -------
            Total                                            $27,522
                                                             =======

Note 5:  Accounts Payable, Accrued Expenses and Other Liabilities

            Accounts payable                                $139,609
            Accrued expense
              Salaries                                        18,766
                                                            --------

              Total                                         $158,375
                                                            ========

Note 6:  Short-Term Borrowings

         On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. The outstanding debt as of June 30, 2001 was $385,000. The terms of the line of credit are for one year with an interest rate of the 3-month LIBOR rate, plus 2.5% [6.23% as of June 30, 2001]. Interest payments are calculated and due monthly, and the principal balance is due on January 13, 2002. The outstanding debt may also be assumed by the stockholders at a rate of three shares of Dimensional Visions' common stock for every dollar assumed.

         As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group.

         In connection with the guarantee by the investor group, the Company issued 39,300 restricted shares of its common stock, valued at $7,958, 196,500 commitment warrants at fair market value [$.266 per share] and 385,000 usage warrants at 75% of fair market value (ranging from $.135 to $.218 per share). The warrants were valued using Black Scholes option pricing model at $71,047.

         Accordingly, the line of credit was discounted for the value allocated to the stock and warrants. As of June 30, 2001, the additional interest expense of $33,143 was recorded and the unamortized discount was $45,862.

         As of June 30, 2001 the discounted value of the line of credit was $339,138.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


Note 7:  Leases

         The Company leases certain equipment under a master lease agreement, which are classified as capital leases. The equipment leases have a five year term with an option to acquire the equipment for $1 at the end of the lease term. Leased capital assets included in equipment as of June 30, 2001, was as follows:


            Equipment                                $225,334
            Less accumulated amortization              84,221
                                                     --------
                                                     $141,113
                                                     ========

         Future minimum payments, by year and in the aggregate, under noncancellable capital leases and operating leases with terms of one year or more consist of the following as of June 30, 2001:

               Years Ending                           Capital        Operating
                 June 30,                             Leases          Leases
                 --------                             ------          ------

                   2002                              $ 77,974        $ 48,822
                   2003                                47,000          50,376
                   2004                                    --          27,738
                                                     --------        --------
                                                      124,974        $126,936
                                                                     ========
            Amounts representing interest              25,319
                                                     --------

            Present value of net minimum payments      99,655
            Current portion                            59,834
                                                     --------
            Long-term portion                        $ 39,821
                                                     ========

         The Company's rental expense for operating leases was approximately $60,615 and $74,948 for the years ended approximately June 30, 2001 and 2000, respectively.

Note 8:  Commitments and Contingencies

         There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

         The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2001 was approximately $84,775.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


Note 9:  Common Stock

         As of June 30, 2001, there are outstanding 10,871,243 of non-public warrants and options to purchase the Company's common stock at prices ranging from $.10 to $2.00 with a weighted average price of $.22 per share.

         As of June 30, 2001, there were 561,544 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 688,818 shares of common stock (see Note 10).

         During the year ended June 30, 2001 the Company issued 495,957 shares of its common stock in connection with the exercise of warrants.

         The Company issued during July 2000, August 2000, September 2000, October 2000 and April 2001, 369,000 shares of its common stock as a result of the conversion of 184,500 shares of Series D Convertible Preferred stock.

         The Company issued during August 2000, September 2000 and November 2000, 400,000 shares of its common stock as a result of the conversion of 400,000 shares of Series D Convertible Preferred stock.

         On December 13, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement provides for the Company to issue and sell up to $20 million of the Company's common stock to Swartz, subject to a formula based on stock price and trading volume for a three year period beginning on the date that the registration statement is declared effective (July 10, 2001, See Note
         16). For each common stock stare put to Swartz, the Company will receive the lessor of 91% of the market or the market price less $.075.

         On January 12, 2001 the Company issued 39,300 shares of its commons stock as a result of the guarantee by an investor group on the line of credit (See Note 6).

         The total number of shares of the Company's common stock that would have been issuable upon conversion of the outstanding warrants, options and preferred stock equaled 11,560,061 shares as of June 30, 2001, and would be in addition to the 10,392,635 shares of common stock outstanding as of June 30, 2001.

         The Company issued during August 1999, September 1999, and February 2000, 1,707 shares of its common stock as a result of the conversion of 4,266 shares of Series C Convertible Preferred Stock.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


Note 9:  Common Stock (continued)

         During February 2000, the Company issued 12,000 shares of its common stock as a result of the conversion of 7,500 shares of Series A Convertible Preferred Stock.

         During the year ended June 30, 2000, the Company issued 40,000 shares of its common stock as payment of a $20,000 commission owed from the sale of Series D Preferred Stock in lieu of a cash payment.

         During the year ended June 30, 2000, the Company issued 544,000 shares of its common stock to consultants for services valued at $341,250.

         During August 1999, the Company issued 166,730 shares of its common stock in lieu of cash to settle $62,398 of accounts payable.

         During the year ended June 30, 2000, the Company issued 552,000 shares of its common stock in connection with the exercise of warrants.

Note 10: Preferred Stock

         The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued outstanding:

                                             Allocated           Outstanding
                                             ---------           -----------
            Series A Preferred                 100,000               15,500
            Series B Preferred                 200,000                3,500
            Series C Preferred               1,000,000               13,404
            Series D Preferred                 375,000              167,500
            Series E Preferred               1,000,000              275,000
            Series P Preferred                 600,000               86,640
                                             ---------            ---------
            Total Preferred Stock            1,900,000              561,544
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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


Note 10: Preferred Stock (Continued)

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

         As of June 30, 2001, no stock options have been granted under this plan.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


Note 13: Stock Option Plan and Equity Incentive Plan (continued)

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

         Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. For the year ended June 30, 2000, 544,000 shares of common stock have been issued at prices ranging from $.37 to $.625 per share. In addition, as of June 30, 2001, no options or SAR's have been granted.

         If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                       2001             2000
                                                       ----             ----
         Net Loss available to common shareholders  $(1,144,550)    $(1,095,370)
         Net Loss - pro forma                       $(1,852,969)    $(1,261,573)
         Net Loss per share - as reported           $      (.11)    $      (.18)
         Net Loss per share - pro forma             $      (.19)    $      (.21)

         The weighted-average fair value at the date of grant for options granted in 2001 and 2000 was $.13 and $.25, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The following weighted average assumptions were used: no dividends; expected volatility factor of 133% for 2001 and 140% for 2000; risk-free interest of 5%; and an expected life of five years. The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


Note 14: Income Taxes

         The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2001 were as follows:

            Deferred tax assets:
              Goodwill                                        $   256,000
              Net operating loss carryforwards                  7,171,000
                                                              -----------
                                                                7,427,000
                                                              -----------
            Deferred tax liabilities
              Equipment                                            52,000
              Patent rights                                         3,000
                                                              -----------
                                                                   55,000
                                                              -----------

            Net deferred tax asset                              7,372,000
            Valuation allowance                                (7,372,000)
                                                              -----------

            Net deferred tax asset reported                   $        --
                                                              ===========

         The change in valuation allowance for the year ended June 30, 2001 was increased by approximately $539,000.

         There was no provision for current income taxes for the years ended June 30, 2001 and 2000.

         The federal net operating loss carryforwards of approximately $19,769,000 expires in various years through 2021. In addition the Company has state carryforwards of approximately $4,998,000.

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

         There are no intersegment or foreign sales. Four customers account for approximately 70% of the lithographic sales and one customer accounts for approximately 100% of the hardware and software information and playback systems.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


         Financial information by business segments is as follows:

                                                         Hardware
                                                           and
                                         Lithographic    Software   Consolidated
                                         ------------    --------   ------------
         Net customer sales                $ 231,200     $  3,147    $ 234,347
         Interest income                       2,421           --        2,421
         Interest expense                     72,544           --       72,544
         Operating profit/loss              (990,257)         605     (989,652)
         Segment assets                      210,926          668      211,594
         Depreciation and amortization       151,979      207,885      359,864

Note 16: Subsequent Events

         On July 10, 2001, an SB-2 Registration Statement was declared effective and accordingly, the Swartz investment agreement commenced for a three year period ending on July 10, 2004.

         During the period of September 28, 2001 through October 19, 2001, the Company received $150,000 in advances on a 12% secured note that is due on October 2, 2004. The note requires no principal or interest payments until the maturity date of the note. The assets of the Company are pledged as collateral for the loan.

         The Company also received $45,000 in advances from two stockholders with interest ranging from 12% to 14%.