Form 10QSB
period 2001-09-30
DIMENSIONAL VISIONS INC/ DE
filed 2001-11-19
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                        Commission file number _________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, the number of shares of Common Stock issued and outstanding was 11,955,635.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL  INFORMATION

     Item 1. Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets -
             September 30, 2001 and June 30, 2001                             1

             Condensed Consolidated Statement of Operations -
             For the three months ended September 30, 2001 and 2000           2

             Condensed Consolidated Statement of Cash Flows -
             For the three months ended September 30, 2001 and 2000

             Notes to Condensed Consolidated Financial Statements             4

     Item 2. Management's Discussion and Analysis of Financial Conditions
             and Results of Operations                                        8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                9
     Item 2. Changes in Securities                                            9
     Item 3. Defaults Upon Senior Securities                                  9
     Item 4. Submission of Matters to a Vote of Security Holders              9
     Item 5. Other Information                                                9
     Item 6. Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                    9
                                        i

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,       June 30,
                                                                        2001             2001
                                                                    ------------      ------------
                                                                    (Unaudited)
                                     ASSETS
Current assets
  Cash                                                              $     14,894      $      1,627
  Accounts receivable, trade                                              13,399             8,614
  Prepaid expenses                                                       105,949             4,224
                                                                    ------------      ------------
Total current assets                                                     134,242            14,465
                                                                    ------------      ------------
Equipment
  Equipment                                                              480,112           480,112
  Furniture and fixtures                                                  49,329            49,329
                                                                    ------------      ------------
                                                                         529,441           529,441

  Less accumulated depreciation                                          372,259           359,864
                                                                    ------------      ------------
                                                                         157,182           169,577
                                                                    ------------      ------------
Other assets
  Patent rights and other assets                                          26,534            27,552
                                                                    ------------      ------------
Total assets                                                        $    317,958      $    211,594
                                                                    ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                                  413,182           339,138
  Current portion of obligations under capital leases                     81,349            59,834
  Accounts payable, accrued expenses and other liabilities               359,415           158,375
                                                                    ------------      ------------
Total current liabilities                                                853,946           557,347
                                                                    ------------      ------------
Long term debt
  Note payable                                                            25,000                --
  Obligations under capital leases, net of current portion                18,306            39,821
                                                                    ------------      ------------
                                                                          43,306            39,821

Total liabilities                                                        897,252           597,168
                                                                    ------------      ------------
Commitments and contingencies                                                 --                --

Stockholders' equity
  Preferred stock - $.001 par value, authorized 10,000,000
    shares; issued and outstanding - 524,044 shares at
    September 30, 2001, and 561,544 shares at June 30, 2001                  524               562
  Additional paid-in capital                                             908,893           942,606
                                                                    ------------      ------------
                                                                         909,417           943,168
  Common stock - $.001 par value, authorized 100,000,000
    shares; issued and outstanding 11,955,635 shares at
    September 30, 2001 and 10,392,635 shares at June 30, 2001             11,956            10,392
  Additional paid-in capital                                          21,802,649        21,603,561
  Deficit                                                            (23,221,649)      (22,888,528)
                                                                    ------------      ------------
Total stockholders' equity before deferred consulting contracts         (497,627)         (331,407)

Deferred consulting contracts                                            (81,667)          (54,167)
                                                                    ------------      ------------
Total stockholders' equity                                              (579,294)         (385,574)
                                                                    ------------      ------------
Total liabilities and stockholders' equity                          $    317,958      $    211,594
                                                                    ============      ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------

Operating revenue                                  $     43,299    $     71,191
Cost of sales                                            22,561          53,023
                                                   ------------    ------------

Gross profit                                             20,738          18,168
                                                   ------------    ------------
Operating expenses
  Engineering and development costs                      43,195          62,724
  Marketing expenses                                    132,137          70,688
General and administrative expenses                     144,132         206,133
                                                   ------------    ------------

Total operating expenses                                319,464         339,545
                                                   ------------    ------------

Loss before other income (expenses)                    (288,726)       (321,377)
                                                   ------------    ------------
Other income (expenses)
  Interest expense                                      (34,394)         (6,584)
  Interest income                                            --           1,929
                                                   ------------    ------------

                                                        (34,394)         (4,655)
                                                   ------------    ------------

Net loss                                           $   (333,120)   $   (326,032)
                                                   ============    ============

Net loss per share of common stock                 $       (.03)   $       (.04)
                                                   ============    ============
Weighted average shares of common stock
 outstanding                                         11,240,439       9,180,840
                                                   ============    ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                             September 30,
                                                         ---------    ---------
                                                           2001         2000
                                                         ---------    ---------
Cash flows from operating activities
  Net loss                                               ($333,120)   ($326,032)
  Total adjustments to reconcile net loss
    to net cash used in operating activities               268,387      122,943
                                                         ---------    ---------
Net cash used in operating activities                      (64,733)    (203,089)
                                                         ---------    ---------
Cash flows from investing activities
  Purchase of furniture and equipment                           --       (2,685)
                                                         ---------    ---------
Net cash used in investing activities                           --       (2,685)
                                                         ---------    ---------
Cash flows from financing activities
  Short term borrowings                                     53,000           --
  Long term borrowings                                      25,000
  Payment of obligations under capital lease                    --      (11,928)
  Proceeds from exercise of warrants                            --        8,500
                                                         ---------    ---------
Net cash (used in) provided by financing activities         78,000       (3,428)
                                                         ---------    ---------

Net increase (decrease) in cash                             13,267     (209,202)
Cash, beginning                                              1,627      276,333
                                                         ---------    ---------
Cash, ending                                             $  14,894    $  67,131
                                                         =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest               $      --    $   6,584
                                                         =========    =========

Supplemental disclosure of non-cash investing and financing activities:

During the quarter ended September 30, 2001, 75,000 shares of the Company's Common Stock were issued as a result of the conversion of 37,500 shares of Series D Convertible Preferred Stock valued at $33,713.

The Company recorded additional paid-in capital of $901 with the issuance of 8,000 warrants to purchase shares of the Company's common stock at $.1275 in connection with the line of credit and guarantees by the investor group.

            See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2001, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended September 30, 2001 and 2000 are unaudited. The financial statements for the period ended September 30, 2001 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2001.

     The Company has incurred losses since inception of $23,221,649 and has a working capital deficiency of $744,704 as of September 30, 2001. The future of the Company as an operating business will depend on its ability to (1) successfully market and sell its products, (2) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities, (3) achieve a level of sales adequate to support the Company's cost structure, and (4) ultimately achieve a level of profitability. Management's plan to address these issues includes (a) redirecting its marketing efforts of the Company's products and substantially increasing sales results, (b) continued exercise of tight cost controls to conserve cash, and (c) raising additional long term financing.

     The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at September 30, 2001, plus the limited revenue is not sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management plans include the continued expansion of the sale of its products and the sale of additional securities.

NOTE 2. PREPAID EXPENSES

     Prepaid expenses included $101,725 for a marketing and advertising campaign that has not yet been implemented.

NOTE 3. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                              September 30,      June 30,
                                                  2001             2001
                                              -------------      --------
     Accounts payable                            $295,065        $139,609
     Salaries                                      60,371          18,766
     Payroll Taxes Payable                          3,979           7,357
                                                 --------        --------
     Total                                       $359,415        $379,807
                                                 ========        ========

NOTE 4. SHORT-TERM BORROWINGS

     The Company received $25,000 on a 14% convertible debenture from a stockholder. Principal and interest payment are due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of November 16, 2001, the Company has not repaid the debenture and the holder has not converted.

     The Company received $20,000 on a 12% convertible debenture on August 3, 2001. Payment of principal and interest is due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share.

     The Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. The outstanding debt as of June 30, 2001 and September 30, 2001 was $385,000 and $393,000, respectively. The terms of the line of credit are for one year with an interest rate of the 3-month LIBOR rate, plus 2.5% [as of June 30, 2001and September 30, 2001 was 6.23% and 5.10%, respectively]. Interest payments are calculated and due monthly, and the principal balance is due on January 13, 2002. The outstanding debt may also be assumed by the stockholders at a rate of three shares of Dimensional Visions' common stock for every dollar assumed.

     As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group.

     In connection with the guarantee by the investor group, the Company issued 39,300 restricted shares of its common stock, valued at $7,958, 196,500 commitment warrants at fair market value [$.266 per share] and 393,000 usage warrants at 75% of fair market value (ranging from $.1275 to $.218 per share). The warrants were valued using Black Scholes option pricing model at $71,948.

     Accordingly, the line of credit was discounted for the value allocated to the stock and warrants. As of June 30, 2001and September 30, 2001, the additional interest expense of $33,143 and $55,088 was recorded and the unamortized discount was $45,862 and $24,818, respectively.

     As of June 30, 2001 and September 30, 2001, the discounted value of the line of credit was $339,138 and $368,182.

NOTE 5. LONG-TERM BORROWINGS

     On September 28, 2001, the Company received $25,000 in advances on a 12% secured note that is due on October 2, 2004. From October 1, 2001 through October 19, 2001, the Company received $125,000 in advances on the 12% secured note. The note requires no principal or interest payments until the maturity date of the note. The assets of the Company are pledged as collateral for the loan.

NOTE 6. COMMITMENTS AND CONTINGENCIES

     There are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 2001, was approximately $84,775.

NOTE 7. COMMON STOCK

     As of September 30, 2001, there are outstanding 9,791,243 of non-public warrants to purchase the Company's common stock at prices ranging from $0.01 to $2.00 with a weighted average price of $0.21 per share.

     During the three months ended September 30, 2001, the Company issued 75,000 shares its Common Stock as a result of the conversion of 37,500 shares of Series D Convertible Preferred Stock.

     During August 2001, the Company issued 1,488,000 shares of the Company's common stock for consulting services valued at $194,512.

     The Company entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement provides for the Company to issue and sell up to $20 million of the Company's common stock to Swartz, subject to a formula based on stock price and trading volume for a three year period beginning on July 10, 2001, the effective date of our registration statement. For each share of common stock put to Swartz, the Company will receive the lessor of 91% of the market or the market price less $.075.

NOTE 8. PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                 Allocated            Outstanding
                                 ---------      -------------------------
                                                September 30,    June 30,
                                                    2001           2001
                                                -------------    --------
       Series A Preferred          100,000          15,500         15,500
       Series B Preferred          200,000           3,500          3,500
       Series C Preferred        1,000,000          13,404         13,404
       Series D Preferred          375,000         130,000        167,500
       Series E Preferred        1,000,000         275,000        275,000
       Series P Preferred          600,000          86,640         86,640
                                 ---------        --------       --------
     Total Preferred Stock       3,325,000         524,044        561,544
                                 =========        ========       ========

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

NOTE 9. INCOME TAXES

     There was no provision for current income taxes for the three months ended September 30, 2001 and 2000.

     The federal net operating loss carry forwards of approximately $19,769,000 expire in varying amounts through 2021. In addition the Company has state carryforwards of approximately $4,998,000.

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

NOTE 10. SUBSEQUENT EVENTS

     During the month following the quarter ended September 30, 2001, the Company received $125,000 in advances on a 12% secured note that is due October 2, 2004. The note requires no principal or interest payments until the maturity date of the note. The assets of the Company are pledged as collateral for the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months ended September 30, 2001 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

RESULTS OF OPERATIONS

The net loss for the quarter ended September 30, 2001, was $333,120 compared to a net loss of $326,032 for the quarter ended September 30, 2000. The loss before other income and expenses for the quarter ended September 30, 2001 was $288,726 compared to a loss before other income and expenses for the quarter ended September 30, 2000, of $321,377. The Company's marketing expenses for the three months ended September 30, 2001 increased by approximately $61,500 over the same period last year. Marketing expenses increased by approximately $110,000 due to the hiring of a creative firm to help create and plan the execution of our marketing and sales campaign. In addition, salary expense decrease by $20,000 and general marketing expenses also decreased by $20,000. The Company's engineering and development expenses decreased in the three months ended September 30, 2001 by approximately $20,000 over the three months ended September 30, 2000. This decrease was due to the reduction of salary expenses. The Company's general and administrative expenses decreases by approximately $62,000 in the three months ended September 30, 2001 over the same period last year. The Company's amortization of consulting fees decreased by $29,000, salary and benefits decreased by approximately $14,000 and rent expense by approximately $6,000.

Revenue for the quarter ended September 30, 2001, was $43,299 compared to revenue of $71,191 for the quarter ended September 30, 2000. Management primarily attributes the low revenue for these quarters to the seasonality of revenue that normally occurs towards the last half of the Company's fiscal year. The gross profit for the three months ended September 30, 2001 was 47.9% compared to a gross profit of 25.5% for the three months ended September 30, 2000. This increase is attributed to the commissions on sales from jobs generated by the Company's printers.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2001, the Company collected approximately $44,000 of accounts receivable. The cash received plus approximately $78,000 in funding was used to reduce accounts payable and pay current period expenses.

The Company's financial position is precarious. The Company needs funding in order to maintain current operations and to support growth and sales. In the month following the quarter ended September 30, 2001, the Company received approximately $125,000 from an investor on a 12% note with principal and interest payments due October 2, 2004. Additionally, the Company finalized an equity line with Swartz Private Equity, LLC to provide funding through the sale of the Company's common stock. The Company has the right at its sole discretion to put common stock to Swartz, subject to certain limitations and conditions based upon tracing volume of the Company's common stock. However, due to the current limited trading volume of the Company's common stock, the Company would not be able to raise significant funding from this arrangement. The Company is looking for additional funding arrangements to help maintain current operations until sales and the funding from Swartz become sufficient enough to support operations and implement our marketing and sales campaign. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     To the best knowledge of management, there is no litigation pending or threatend against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1      14% Convertible Debenture dated July 13, 2001.
          10.2      12% Convertible Debenture dated August 3, 2001.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


                                      DIMENSIONAL VISIONS INCORPORATED


DATED: November 16, 2001              By: /s/ John D. McPhilimy
                                          --------------------------------------
                                          John D. McPhilimy, Chairman, President
                                          and Chief Executive Officer