Form 10QSB
period 2001-12-31
DIMENSIONAL VISIONS INC/ DE
filed 2002-02-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

                         Commission file number __________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 15, 2002, the number of shares of Common Stock issued and outstanding was 29,755,010.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 2001
         and June 30, 2001                                                  1

         Condensed Consolidated Statement of Operations - For the three
         and six months ended December 31, 2001 and 2000                    2

         Condensed Consolidated Statement of Cash Flows - For the six
         months ended December 31, 2001 and 2000                            3

         Notes to Condensed Consolidated Financial Statements               4

         Independent Accountants' Report                                    8

     Item 2. Management's Discussion and Analysis of Financial Conditions
             and Results of Operations                                      9

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             11
     Item 2. Changes in Securities                                         11
     Item 3. Defaults Upon Senior Securities                               11
     Item 4. Submission of Matters to a Vote of Security Holders           11
     Item 5. Other Information                                             11
     Item 6. Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                 12

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          December 31,        June 30,
                                                                             2001               2001
                                                                         ------------       ------------
                                   ASSETS                                (Unaudited)
Current assets
  Cash                                                                   $      2,599       $      1,627
  Accounts receivable, trade                                                   33,976              8,614
  Prepaid expenses                                                              4,224              4,224
                                                                         ------------       ------------
Total current assets                                                           40,799             14,465
                                                                         ------------       ------------
Equipment
  Equipment                                                                   480,112            480,112
  Furniture and fixtures                                                       49,329             49,329
                                                                         ------------       ------------
                                                                              529,441            529,441
  Less accumulated depreciation                                               384,634            359,864
                                                                         ------------       ------------
                                                                              144,807            169,577
                                                                         ------------       ------------
Other assets
  Patent rights and other assets                                               25,515             27,552
                                                                         ------------       ------------

Total assets                                                             $    211,121       $    211,594
                                                                         ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                                  $    435,136       $    339,138
  Current portion of obligations under capital leases                          74,927             59,834
  Accounts payable, accrued expenses and other liabilities                    353,923            158,375
                                                                         ------------       ------------
Total current liabilities                                                     863,986            557,347
                                                                         ------------       ------------
Long term debt
  Note Payable                                                                180,000                 --
  Obligations under capital leases, net of current portion                      9,362             39,821
                                                                         ------------       ------------
                                                                              189,362             39,821
                                                                                            ------------
Total liabilities                                                           1,053,348            597,168
                                                                         ------------       ------------
Commitments and contingencies                                                      --                 --

Stockholders' deficiency
  Preferred stock - $.001 par value, authorized 10,000,000 shares;
   issued and outstanding - 524,044 shares at December 31, 2001,
   and 561,544 shares at June 30, 2001                                            524                562
  Additional paid-in capital                                                  908,894            942,606
                                                                         ------------       ------------
                                                                              909,418            943,168
  Common stock - $.001 par value, authorized 100,000,000 shares;
   issued and outstanding 18,105,635 shares at December 31, 2001
   and 10,392,635 shares at June 30, 2001                                      18,105             10,392
  Common Stock to be issued - 16,250,000 shares                               162,500                 --
  Additional paid-in capital                                               22,088,999         21,603,561
  Deficit                                                                 (23,892,082)       (22,888,528)
                                                                         ------------       ------------
Total stockholders' deficiency before deferred consulting contracts          (713,060)          (331,407)

Deferred consulting contracts                                                (129,167)           (54,167)
                                                                         ------------       ------------
Total stockholders' deficiency                                               (842,227)          (385,574)
                                                                         ------------       ------------
Total liabilities and stockholders' deficiency                           $    211,121       $    211,594
                                                                         ============       ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                     (Unaudited)
                                                 Three Months Ended                 Six Months Ended
                                                     December 31,                     December 31,
                                           -----------------------------     -----------------------------
                                               2001             2000             2001             2000
                                           ------------     ------------     ------------     ------------
Operating revenue                          $     38,589     $     91,805     $     81,888     $    162,996

Cost of sales                                     7,938           53,452           30,499          106,475
                                           ------------     ------------     ------------     ------------

Gross profit                                     30,651           38,353           51,389           56,521
                                           ------------     ------------     ------------     ------------
Operating expenses
  Engineering and development costs              41,241           60,042           85,686          134,562
  Marketing expenses                            494,863           62,631          627,000          120,116
  General and administrative expenses           130,067          182,799          272,416          392,754
                                           ------------     ------------     ------------     ------------

Total operating expenses                        666,171          305,472          985,102          647,432
                                           ------------     ------------     ------------     ------------

Loss before other income (expenses)            (635,520)        (267,119)        (933,713)        (590,911)
                                           ------------     ------------     ------------     ------------
Other income (expenses)
  Interest expense                              (35,447)          (6,457)         (69,841)         (10,627)
  Interest income                                    --              828               --            2,758
                                           ------------     ------------     ------------     ------------

                                                (35,447)          (5,629)         (69,841)          (7,869)
                                           ------------     ------------     ------------     ------------

Net loss                                       (670,967)        (272,748)      (1,003,554)        (598,780)
                                           ============     ============     ============     ============

Net loss per share of common stock         $       (.05)    $       (.03)    $       (.08)    $       (.06)
                                           ============     ============     ============     ============
Weighted average shares of common stock
 outstanding                                 13,161,831       10,099,844       12,201,135        9,640,342
                                           ============     ============     ============     ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended December 31,
                                                            -----------------------------
                                                                2001              2000
                                                             ---------         ---------
Cash flows from operating activities
  Net loss                                                 $(1,003,554)        $(598,780)
  Total adjustments to reconcile net loss to net cash
   used in operating activities                                771,891           262,630
                                                           -----------         ---------
Net cash used in operating activities                         (231,663)         (336,150)
                                                           -----------         ---------
Cash flows from investing activities
  Purchase of furniture and equipment                               --            (2,985)
                                                           -----------         ---------
Net cash used in investing activities                               --            (2,985)
                                                           -----------         ---------
Cash flows from financing activities
  Payment of obligations under capital lease                   (15,365)          (24,382)
  Short term borrowings                                         53,000                --
  Long term borrowings                                         180,000                --
  Proceeds from exercise of warrants                                --           107,875
                                                                15,000                --
                                                           -----------         ---------
Net cash (used in) provided by financing activities            232,635           (83,493)
                                                           -----------         ---------

Net increase (decrease) in cash                                    972          (262,204)
Cash, beginning                                                  1,627           276,333
                                                           -----------         ---------
Cash, ending                                               $     2,599         $  14,129
                                                           ===========         =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                 $     5,371         $   6,584
                                                           ===========         =========

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended December 31, 2001, 75,000 shares of the Company's Common Stock were issued as a result of the conversion of 37,500 shares of Series D Convertible Preferred Stock valued at $33,713.

The Company recorded additional paid-in capital of $901 with the issuance of 8,000 warrants to purchase shares of the Company's common stock at $.1275 in connection with the line of credit and guarantees by the investor group.

During the six months ended December 31, 2001, the Company issued 7,488,000 shares of the Company's common stock for consulting services valued at $466,012.

            See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 2001
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

    The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2001, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended December 31, 2001 and 2000 are unaudited. The financial statements for the period ended December 31, 2000 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The current period results of operations are not necessarily indicative of results that ultimately will be reported for the full year ending June 30, 2002.

    The Company has incurred losses since inception of $23,729,582 and has a working capital deficiency of $823,187 as of December 31, 2001. The future of the Company as an operating business will depend on its ability to: (1) successfully market and sell its products; (2) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities; (3) achieve a level of sales adequate to support the Company's cost structure; and (4) ultimately achieve a level of profitability. Management's plan to address these issues includes: (a) redirecting its marketing efforts of the Company's products and substantially increasing sales results; (b) continued exercise of tight cost controls to conserve cash; and (c) raising additional long term financing.

    The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at December 31, 2001, plus the limited revenue is not sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management plans include the continued expansion of the sale of its products and the sale of additional securities.

NOTE 2 ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                      December 31, 2001       June 30, 2001
                                      -----------------       -------------
        Accounts payable                  $270,663               $139,609
        Salaries                            83,260                 18,766
                                          --------               --------
        Total                             $353,923               $158,375
                                          ========               ========

NOTE 3 SHORT-TERM BORROWINGS

    The Company received $25,000 on a 14% convertible debenture from a stockholder. Payment of principal and interest was due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of December 31, 2001, the Company has not repaid the debenture and the holder has not converted.

    The Company received $20,000 on a 12% convertible debenture on August 3, 2001. Payment of principal and interest is due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of December 31, 2001, the Company has not repaid the debenture and the holder has not converted.

    The Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. The outstanding debt as of December 31, 2001 and June 30, 2001 was $393,000 and $385,000, respectively. The terms of the line of credit are for one year with an interest rate of the 3-month LIBOR rate, plus 2.5% [as of December 31, 2001 and June 30, 2001, 5.10% and 6.23%,
    respectively]. Interest payments are calculated and due monthly, and the principal balance is due on January 13, 2002. The outstanding debt may also be assumed by the stockholders at a rate of three shares of Dimensional Visions' common stock for every dollar assumed. No demand has been made for repayment of this note by Merrill Lynch.

    In connection with the guarantee by the investor group, the Company issued 39,300 restricted shares of its common stock, valued at $7,958, 196,500 commitment warrants at fair market value [$.266 per share] and 393,000 usage warrants at 75% of fair market value (ranging from $.1275 to $.218 per share). The warrants were valued using Black Scholes option pricing model at $71,948.

    Accordingly, the line of credit was discounted for the value allocated to the stock and warrants. As of December 31,2001and June 30, 2001, the additional interest expense of $76,141 and $33,143 was recorded and the unamortized discount was $2,864 and $45,862, respectively.

    As of December 31, 2001 and June 30, 2001, the discounted value of the line of credit was $390,136 and $339,138.

NOTE 4 LONG-TERM BORROWINGS

    On September 28, 2001, the Company received $25,000 in advances on a 12% secured note that is due on October 2, 2004. From October 1, 2001 through October 19, 2001, the Company received an additional $155,000 in advances on the 12% secured note. The note requires no principal or interest payments until the maturity date of the note. The assets of the Company are pledged as collateral for the loan.

NOTE 5 COMMITMENTS AND CONTINGENCIES

    On or about December 6, 2001, Russell H. Ritchie, Dale Riker, and Suntine Enterprises, LLC (the "Arizona Plaintiffs") brought an action in the Superior Court of the State of Arizona, in and for the County of Maricopa, No. CV2001-021203, against the Company, its officers, current directors, former directors, employees, and all of their spouses (collectively, "Defendants"), for Breach of Contract and Tort. The Arizona Plaintiffs seek payment of their outstanding loans, including interest; damages as may be proved at the time of trial; and attorneys' fees and costs. The Defendants believe this action is meritless and have filed a Motion to Dismiss the entire Complaint.

    On December 7, 2001, the Company entered into an agreement with two consultants hired to create marketing material (See Note 7). To date, the consultants were paid $212,500 for services rendered and upon completion of this contract, the Company will be responsible for paying $350,000. The final phase of services has not been completed as of February 14, 2001. The Company will be obligated for $137,500 upon completion of the final phase of the contract. Based upon the current market price on February 13, 2001, the Company would be required to issue an additional 13,750,000 shares to fulfill the contract.

    There are no other legal proceedings that the Company believes will have a material adverse effect on its financial position.

    The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 2001, were approximately $84,775.

NOTE 6 COMMON STOCK

    As of December 31, 2001, there were outstanding 9,781,242 of non-public warrants to purchase the Company's common stock at prices ranging from $0.01 to $2.00 with a weighted average price of $0.21 per share.

    During the six months ended December 31, 2001, the Company issued 75,000 shares its Common Stock as a result of the conversion of 37,500 shares of Series D Convertible Preferred Stock.

    As of December 31, 2001, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 613,818 shares of common stock.

    During the six months ended December 31, 2001, the Company issued 7,488,000 shares of the Company's common stock for consulting services valued at $466,012.

NOTE 7 COMMON STOCK TO BE ISSUED

    The Company entered an agreement with two consultants to create marketing material. The consultants agreed to accept 5,000,000 shares of the Company's common stock at a price of $.07, the market price on the date of the agreement in lieu of cash of $350,000. Under the terms of the agreement, if the share price falls below $.07, the Company will deliver additional shares to compensate for the decreased share price for a period of six months from the date of the agreement. It is also understood that in the event the share price increases above $.07 per share, the consultants are required to return to the Company any remaining shares for a period of six months from the date of this agreement. To date the Company issued the consultants 5,000,000 valued at $212,500. Therefore, under the terms of the agreement, the Company is required to issue the consultants an additional 16,250,000 shares as a result of the decline in the market price of the Company's common stock, and accordingly the marketing expenses were increased by $162,500.

NOTE 8 PREFERRED STOCK

    The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                  Allocated              Outstanding
                                  ---------   ----------------------------------
                                              December 31, 2001    June 30, 2001
                                              -----------------    -------------
         Series A Preferred         100,000         15,500             15,500
         Series B Preferred         200,000          3,500              3,500
         Series C Preferred       1,000,000         13,404             13,404
         Series D Preferred         375,000        130,000            167,500
         Series E Preferred       1,000,000        275,000            275,000
         Series P Preferred         600,000         86,640             86,640
                                  ---------        -------            -------

      Total Preferred Stock       3,325,000        524,044            561,544
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

NOTE 9 INCOME TAXES

    There was no provision for current income taxes for the six months ended December 31, 2001 and 2000.

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

NOTE 10 SUBSEQUENT EVENTS

    On January 14, 2001, the Company issued to Mark Bergendahl, Richard Walker and Bradley Wilhite, 2,180,000 shares of the Company's common stock each in accordance with a consulting agreement dated November 19, 2001. The Consultants are providing Advice and counsel regarding the Company's strategic business plan, strategy and negotiations with potential business strategic partnering, corporate planning and or other general business consulting needs as expressed by the Company.

    The Company issued 500,000 shares of the Company's common stock on January 14, 2001 to Frank Nassar for consulting fees to include, but not limited to providing advice and counsel regarding the Company's strategic business plans, potential business strategic partnering and corporate planning.

    On January 14, 2001, the Company issued shares to three officers and one employee of the Company for back pay owed by Dimensional Visions, Inc. The following shares of the Company's common stock were issued: John D. McPhilimy, 1,250,000 shares; Bruce D. Sandig, 1,175,875 shares; Lisa R. McPhilimy, 625,000 shares and Michael J. McPhilimy, 312,500 shares.

    On or about February 8, 2002, the Arizona Plaintiffs amended their Complaint to add Richard Walker, Mark Bergendahl, Bradley Wilhite, Jason M. Genet, and David Keaveney and their spouses. See Note 5 - Commitments and Contingencies.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and stockholders,

We have reviewed the accompanying condensed consolidated balance sheet of Dimensional Visions, Incorporated, Phoenix, AZ as of December 31, 2001, and the related statements of operations and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the management of the Company.

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


/s/ Kopple & Gottlieb, LLP
Certified Public Accountants

Jenkintown, Pennslyvania
February 13, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months and six months ended December 31, 2001 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

RESULTS OF OPERATIONS

The net loss for the quarter ended December 31, 2001, was $670,967 compared to a net loss of $272,748 for the quarter ended December 31, 2000. The loss before other income and expenses for the quarter ended December 31, 2001 was $635,520 compared to a loss before other income and expenses for the quarter ended December 31, 2000, of $267,119. The Company's marketing expenses for the three months ended December 31, 2001 increased by approximately $432,000 over the same period last year. This increase was due to the hiring of a creative firm and a marketing promoter for approximately $270,000 and for issuing additional shares per a consulting agreement due to the decline in the Company's common stock price for $162,500. The Company's general and administrative expenses decreased in the three months ended December 31, 2001 by approximately $52,700 over the three months ended December 31, 2000. The decrease in general and administrative expenses was due to an arbitration settlement of disputed commissions that amounted to approximately $41,000 in the three months ended December 31, 2000 and to the decrease in administrative salaries of approximately $10,000. The Company's engineering and development costs also decreased by approximately $19,000. Engineering salaries decreased by approximately $27,000 while travel expenses and production development each increased by approximately $5000.

Revenue for the quarter ended December 31, 2001, was $38,589 compared to revenue of $91,805 for the quarter ended December 31, 2000. Management primarily attributes the low revenue for these quarters to the seasonality of revenue that normally occurs towards the last half of the Company's fiscal year. The gross profit for the three months ended December 31, 2001 was $30, 651 compared to the three months ended December 31, 2000 of $38,353.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had a deficiency of $823,187, compared with a working capital deficiency of $206,620 as of December 31, 2000. During the quarter ended December 31, 2000, the Company collected approximately $19,500 of accounts receivable. The cash received plus approximately $155,000 in funding was used to pay current period operating expenses.

The Company's financial position is precarious. The Company needs funding in order to maintain current operations and to support growth and sales. During the quarter ended December 30, 2001, the Company received approximately $150,000 from an investor on a 12% note with principal and interest payments due October 2, 2004. Additionally, the Company finalized an equity line with Swartz Private Equity, LLC to provide funding through the sale of the Company's common stock. The Company has the right at its sole discretion to put common stock to Swartz, subject to certain limitations and conditions based upon trading volume of the Company's common stock. However, due to the current limited trading volume of the Company's common stock, the Company would not be able to raise any funding from this arrangement. The Company is looking for additional funding arrangements to help maintain current operations until sales and the funding from Swartz become sufficient enough to support operations and implement our marketing and sales campaign. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern.

SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

RESULTS OF OPERATIONS

The net loss for the six months ended December 31, 2001 was $1,003,554, compared to a net loss of $598,780 for the six months ended December 31, 2000. The Company's marketing expenses for the six months ended December 31, 2001 increased by approximately $500,000 over the same period last year. This increase is due to the hiring of a creative firm to help create and plan the execution of our marketing and sales campaign by $237,000, the hiring of a marketing promoter by $187,000 and the issuance of additional shares of common stock per a consulting agreement due to the decline in the Company's stock price for $162,500. The Company's salary and travel expenses for marketing decreased by approximately $58,000 and general marketing expenses decreased by approximately $21,000 for the six months ended December 31, 2001 over same period last year. The Company's engineering expenses for the six months ended December 31, 2001 decreased by approximately $48,000 over the same period last year. This decrease was attributed to the decrease in the Company's design staff. The Company also decreased their general and administrative expenses for the six months ended December 31, 2001 by $120,000 over the six months ended December 31, 2000. The Company attributes this decrease to an arbitration settlement of disputed invoices for commissions during the six months ended December 31, 2000 by $40,000, the decrease in the administrative staff by $33,000 and the decrease in rent expense, legal fees and consulting fees by $11,000 and $33,000, respectively.

Revenue for the six months ended December 31, 2001 was $83,638 compared to revenue of $162,996 for the six months ended December 31, 2000. The Company's gross profit for the six months ended December 31, 2001 was 62.8% compared to 34.7% over the same period last year. This increase is attributed to the commissions on sales from jobs generated by the Company's printers.

As a result of the decline in revenue, the Company has reduced its fixed overhead costs by reducing the number of personnel employed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2001, the Company collected approximately $63,500 of accounts receivable. Substantially all the cash received and cash on hand was used to support operations. The Company is continually focusing on expanding its customer base through its marketing and sales campaign. The Company is currently looking to secure additional funding.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about December 6, 2001, Russell H. Ritchie, Dale Riker, and Suntine Enterprises, LLC (the "Arizona Plaintiffs") brought an action in the Superior Court of the State of Arizona, in and for the County of Maricopa, No. CV2001-021203, against the Company, its officers, current directors, former directors, employees, and all of their spouses (collectively, "Defendants"), for Breach of Contract and Tort. The Arizona Plaintiffs seek payment of their outstanding loans, including interest; damages as may be proved at the time of trial; and attorneys' fees and costs. The Defendants believe this action is meritless and have filed a Motion to Dismiss the entire Complaint. On or about February 8, 2002, the Arizona Plaintiffs amended their Complaint to add certain consultants to the company.

On or about December 12, 2001, Russell H. Ritchie (the "Delaware Plaintiff") brought an action in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 19311-NC, to compel the Company to hold an annual shareholders meeting and provide its shareholders list to the Plaintiff. As the Company was already planning its annual shareholders meeting, on December 19, 2001, the Company entered into a Stipulation and Order with Plaintiff whereby if the Company held its annual shareholders meeting and provided its shareholders list to the Plaintiff, the action would be dismissed. The Company has provided its shareholders list to the Plaintiff and scheduled its annual shareholders meeting. Therefore, this action will be dismissed upon completion of the annual meeting.

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

                                 DIMENSIONAL VISIONS INCORPORATED


DATED: February 12, 2002         By: /s/ John D. McPhilimy
                                     ------------------------------------------
                                     John D. McPhilimy, Chairman, President and
                                     Chief Executive Officer


                                 By: /s/ Lisa R. McPhilimy
                                     ------------------------------------------
                                     Lisa R. McPhilimy, Director, and Chief
                                     Financial Officer