Form 10KSB40/A
period 2001-06-30
DIMENSIONAL VISIONS INC/ DE
filed 2002-02-22
CIK 836809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

     For the fiscal year ended June 30, 2001, the Company's revenue was $235,197.

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

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
ITEM 1. DESCRIPTION OF BUSINESS. .........................................   1

   GENERAL ...............................................................   1
   COMPANY HISTORY .......................................................   1
     FISCAL YEARS 1988-1994 ..............................................   1
     FISCAL YEARS 1995-1997 ..............................................   1
     FISCAL YEARS 1998-2001 ..............................................   2
   STRATEGY ..............................................................   2
     MARKET & PENETRATION ................................................   2
   PRODUCTION ............................................................   3
   COMPETITION ...........................................................   3
   PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION ........................   3
   EMPLOYEES .............................................................   4
   SELECTED CONSOLIDATED FINANCIAL DATA ..................................   4

ITEM 2. DESCRIPTION OF PROPERTY. .........................................   4

ITEM 3. LEGAL PROCEEDINGS. ...............................................   4

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .............   4

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS. .............................................   5

   HOLDERS ...............................................................   5
   DIVIDENDS .............................................................   5

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS. .......................................   7

   FISCAL YEARS 2000 AND 2001 ............................................   7
     RESULTS OF OPERATIONS ...............................................   7
     LIQUIDITY AND CAPITAL RESOURCES .....................................   7

ITEM 7. FINANCIAL STATEMENTS. ............................................   8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE. ........................................   8

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. ...............   8

   INDEMNIFICATION OF DIRECTORS AND OFFICERS .............................   9
   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .....................   9

ITEM 10. EXECUTIVE COMPENSATION. .........................................  10

   SUMMARY COMPENSATION TABLE ............................................  10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  11

   1996 EQUITY INCENTIVE PLAN ............................................  13
   1999 STOCK OPTION PLAN ................................................  13

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. .................  13

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................  14

SIGNATURES ...............................................................  15

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

Dimensional Visions estimates that the market universe for its 3D/animated graphics is as follows:

     * ORIGINAL EQUIPMENT MANUFACTURERS: Our revenues for the fiscal year ended June 30, 2001, from the original manufacturers were approximately 54% of our total revenue. Cookie Inc. made up 19% of our revenues for the fiscal year June 30, 2001, while Phoenix Display was also approximately 19%.

     * PROMOTION MARKETING INDUSTRY: Dimensional Visions believes that the Premium/Incentives, Point of Purchase, Specialty Printing, and Agencies Net Revenues categories are potential users of our 3D/animated graphics. Our revenues for the fiscal year ended June 30, 2001 from this market were approximately 46% of our total revenue. Big3d.com made up 13% of our revenues for the fiscal year ended June 30, 2001, while Promotion Productions and Thelen Pollick made up 9% and 10%, respectively, of our total revenues.

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

                                                               HIGH        LOW
                                                               ----        ---
   FISCAL 2000
     First Quarter.........................................   2 3/16        3/8
     Second Quarter........................................  1 23/32      27/32
     Third Quarter.........................................   2 3/32      13/16
     Fourth Quarter........................................   2 9/32        3/8

   FISCAL 2001
     First Quarter.........................................    17/32      17/64
     Second Quarter........................................     7/16        1/8
     Third Quarter.........................................     5/16        1/8
     Fourth Quarter........................................     7/20       9/64

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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR FISCAL YEARS 2001 AND 2000

FISCAL YEAR 2001

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

FISCAL YEAR 2000

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

LIQUIDITY AND CAPITAL RESOURCES

The Company collected approximately $570,000 in accounts receivable and approximately $115,000 from theexercise of warrants during the fiscal year ended June 30, 2001. Substantially all the cash received and on hand was used to support operations. The Company also utilized $385,000 from a line of credit from Merrill Lynch to sustain operations. On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. The outstanding debt as of June 30, 2001 was $385,000. The terms of the line of credit are for one year with an interest rate of the 3-month LIBOR rate, plus 2.5% [6.23% as of June 30, 2001]. Interest payments are calculated and due monthly, and the principal balance is due on January 13, 2002. The outstanding debt may also be assumed by the stockholders at a rate of three shares of Dimensional Visions' common stock for every dollar assumed. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. However, we will require additional funding until our sales will support our operations. The Company is continually focusing on expanding its customer base through its marketing and sales campaign. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern.The Company's financial position is precarious. The Company needs funding in order to maintain current operations and to support growth and sales. The Company finalized an equity line with Swartz Private Equity, LLC to provide funding through the sale of the Company's common stock. The Company has the right at its sole discretion to put common stock to Swartz, subject to certain limitations and conditions based upon trading volume of the Company's common stock. However, due to the current limited trading volume of the Company's common stock, the Company would not be able to raise significant funding from this arrangement. The Company is looking for additional funding arrangements to help maintain current operations until sales and the funding from Swartz become sufficient enough to support operations and implement our marketing and sales campaign. Through October 19, 2001, the Company has received limited funding of approximately $195,000 and is continuing to search for additional funding. The Company received $25,000 of the $195,000 on a 14% convertible debenture from a stockholder. Principal and interest payment are due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of November 16, 2001, the Company has not repaid the debenture and the holder has not converted. The Company also received $20,000 of the $195,000 on a 12% convertible debenture on August 3, 2001. Payment of principal and interest is due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. The remaining $150,000 was received between September 28, 2001 and October 19, 2001. The Company received $150,000 in advances on a 12% secured note that is due on October 2, 2004. The note requires no principal or interest payments until the maturity date of the note. The assets of the Company are pledged as collateral for the loan.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

     Name             Age                         Position
     ----             ---                         --------
John D. McPhilimy     57    Director, Chairman of the Board of Directors and
                            Chief Executive Officer
Bruce D. Sandig       41    Senior Vice President and Director
Susan A. Perlow       50    Director
Lisa R. McPhilimy     27    Chief Financial Officer, Secretary and Director

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

MRS. LISA R. MCPHILIMY, daughter-in-law of John McPhilimy, CEO, was appointed as a Director of the Company in May 2001 and as Chief Financial Officer and Secretary provides overall integrated financial management and reporting for the Company. She is a Certified Public Accountant and a graduate of Ohio University. She has over 5 years experience in financial management and is responsible for the Securities & Exchange Commission reporting required as a publicly held company.

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

                                   ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                           ------------------------------------   ---------------------------------
                                                                         Awards             Payouts
                                                                  -----------------------   -------
                                                                               Securities
                                                     Other        Restricted   Underlying
                                                     Annual         Stock       Options/       LTIP        All Other
                    Year   Salary($)   Bonus($)  Compensation($)   Awards($)     SARs(#)    Payouts($)   Compensation($)
                    ----   ---------   --------  ---------------   ---------     -------    ----------   ---------------
John D. McPhilimy   2000   $90,000      $7,500         $0             $0            --          $0             $0
                    2001   $93,000      $5,000         $0             $0        2,000,000       $0             $0

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

            AGGREGATED OPTIONS/SAR EXERCISES IN THE FISCAL YEAR 2001
                          AND FY-END OPTION/SAR VALUES

                                                                                        Value of
                                                           Number of Securities        Unexercised
                                  Shares                   Underlying Exercised        In-the-Money
                               Acquired on      Value    Options/SARs at FY-End(#)   Options/SARs at
           Name       Year     Exercise(#)    Realized   Exercisable/Unexercisable      FY-End($)
           ----       ----     -----------    --------   -------------------------      ---------
John D. McPhilimy     2001          --            0          2,385,000(E)/0(U)          $90,000

EMPLOYMENT AND RELATED AGREEMENTS

John D. McPhilimy has an employment agreement with Dimensional Visions dated January 1, 2001and commencing on July 1, 2001. The term of the agreement is three years ending in June 2004. Mr. McPhilimy's base compensation is $96,000. The agreement renews by mutual written consent on the thirtieth month of its term for a two year period without further action by either party. There are no provisions for severance in the agreement. The agreement may be terminated by Dimensional Visions for cause.

Bruce D. Sandig has an employee agreement with Dimensional Visions. The term of the agreement is three years ending June 2004. Mr. Sandig's base compensation is $90,000 per year. The agreement renews by mutual written consent on the thirtieth month of its term for a two year period without further action by either party. There are no provisions for severance in the agreement. The agreement may be terminated by Dimensional Visions for cause.

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

 Name and Address of                     Amount and Nature of        Percent
 Beneficial Owners(1)                   Beneficial Ownership(2)     Ownership(2)
 --------------------                   -----------------------     ------------

John D. McPhilimy (3)                       1,297,000                   9.79
127 W. Fellars Drive
Phoenix, AZ 85023

Bruce D. Sandig (4)
5801 N. 14th Street
Phoenix, AZ 85014                           1,700,000                  12.46

Lisa R. McPhilimy (5)
2906 East Leland Street
Mesa, AZ 85213                                550,000                   4.40

Susan A. Perlow (6)
26210 S. Lime Drive
Queen Creek, AZ 85242                          75,000                   0.62

All executive officers and directors
 as a group (4 persons)                     3,622,000                  23.27

Roy D. Pringle (7)
4915 W. Marco Polo Road
Glendale, AZ 85308                          1,506,047                  11.19

Swartz Private Equity (8)
300 Colonial Center Parkway, Ste 300
Roswell, GA 30076                           1,309,000                   9.87

Dale Riker (9)
10040 E. Happy Valley Road
Scottsdale, AZ 85255                        1,420,861                  11.07

Russell Ritchie (10)
4700 S. McClintock Dr, #120
Tempe, AZ 85282                               959,250                   7.44

----------
(1) Each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each of such persons may be reached through the Company at 2301 W. Dunlap Avenue, Suite 207, Phoenix, Arizona 85021.

(2) The percentages shown are calculated based upon the 11,955,631 shares of Common Stock outstanding on October 25, 2001. The numbers and percentages shown include the shares of Common Stock actually owned as of October 25, 2001 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of October 25, 2001 upon the exercise of options and warrants, or the conversion of Preferred Stock, are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

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

(5) Ms. McPhilimy has warrants to purchase 18,334 shares of Dimensional Visions' common stock at an exercise price of $.20 until October 28, 2003 and warrants to purchase 31,666 shares of common stock at an exercise price of $.25 until January 27, 2005. She also has warrants to purchase 500,000 shares of common stock at an exercise price of $.125 until January 1, 2008.

(6) Ms. Perlow has warrants to purchase 40,000 shares of Dimensional Visions' common stock at an exercise price of $.50 until October 28, 2003 and warrants to purchase 35,000 shares of common stock at an exercise price of $.25 until January 27, 2005.

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

(8) Swartz Private Equity has warrants to purchase 1,309,000 shares of common stock issuable upon the exercise of outstanding warrants which are currently exercisable, which represents approximately 9.87% of our issued and outstanding common stock as of the date of this prospectus. Exercise of these warrants is limited to the extent that Swartz may not exercise the warrants to the extent that such exercise would result in Swartz's beneficial ownership of more than 4.99% of our issued and outstanding common stock at any time.

(9) Mr. Riker owns 541,961 shares of Dimensional Visions' common stock. Also included in the amount are warrants to purchase 98,250 shares of the Dimensional Visions' stock at an exercise price of $.2656 until January 11, 2006, warrants to purchase 50,000 shares of common stock at an exercise price of $.20 until January 11, 2004, warrants to purchase 75,000 shares of common stock at an exercise price of $.1406 until January 31, 2004, warrants to purchase 37,500 shares of common stock at an exercise price of $.1406 until April 1, 2004, warrants to purchase 15,000 shares of common stock at an exercise price of $.2175 until April 15, 2004, warrants to purchase 15,000 shares of common stock at an exercise price of $.135 until June 6, 2004 and warrants to purchase 4,000 shares of common stock at an exercise price of $.1275 until July 1, 2004. He may also acquire up to 589,500 shares of common stock by the assumption of the debt associated with the Company's line of credit.

(10) Mr. Ritchie owns 19,650 shares of Dimensional Visions' common stock. Also included in the amount are warrants to purchase 50,000 shares of Dimensional Visions' common stock at an exercise price of $.10 until January 24, 2002, warrants to purchase 125,000 shares of common stock at an exercise price of $.2656 until January 11, 2006, warrants to purchase 50,000 shares of common stock at an exercise price of $.20 until January 11, 2004, warrants to purchase 75,000 shares of common stock at an exercise price of $.1406 until January 31, 2004, warrants to purchase 37,500 shares of common stock at an exercise price of $.1406 until April 1, 2004, warrants to purchase 15,000 shares of common stock at an exercise price of $.2175 until April 15, 2004, warrants to purchase 15,000 shares of common stock at an exercise price of $.135 until June 6, 2004 and warrants to purchase 4,000 shares of common stock at an exercise price of $.1275 until July 1, 2004. He may also acquire up to 589,500 shares of common stock by the assumption of the debt associated with the Company's line of credit.

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

As of June 30, 2001, no shares had been issued pursuant to this plan.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    3.1(a)   Articles of Incorporation, dated May 12, 1988
    3.2(a)   Bylaws
    4.1(a)   Certificate of Designation of Series A Convertible Preferred Stock,
             dated December 12, 1992
    4.2(a)   Certificate of Designation of Series B Convertible Preferred Stock,
             dated December 22, 1993
    4.3(a)   Certificate of Designation of Series P Convertible Preferred Stock,
             dated September 11, 1995
    4.4(a)   Certificate of Designation of Series S Convertible Preferred Stock,
             dated August 28, 1995
    4.5(a)   Certificate of Designation of Series C Convertible Preferred Stock,
             dated November 2, 1995
    4.6(a)   Certificate of Designation of Series D and Series E Convertible
             Preferred Stock dated August 25, 1999
    4.7(a)   Form of Warrant Agreement to debt holders, dated January 15, 1998
    4.8(a)   Form of Warrant Agreement to debt holders, dated April 8, 1998
    4.9(a)   Form of Warrant Agreement to participants in Private Placement dated April 8, 1998
    4.10(b)  Pledge Agreement dated January 11, 2001 with Dale Riker and Russ
             Ritchie
    4.11(b)  Investment Agreement dated December 13, 2000, with Swartz Private
             Equity, LLC
    4.12(b)  Merrill Lynch Portfolio Reserve Loan and Collateral Account
             Agreement
    10.1(a)  1996 Equity Incentive Plan
    10.2(a)  1999 Stock Option Plan
    10.3(a)  Agreement dated September 25, 1997 by and between InfoPak, Inc.,
             DataNet Enterprises, LLC, and David and Staci Noles
    10.4(a)  Lease Agreement, dated October 27, 1997
    10.5     Employment Agreement dated January 1, 2001, with John D. McPhilimy
    10.6 Employment Agreement dated July 1, 2001, with Bruce D. Sandig 21.1(b) Subsidiaries of the Registrant

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

                                 DIMENSIONAL VISIONS INCORPORATED

DATED: February 20, 2002         By: /s/ John D. McPhilimy
                                     -------------------------------------------
                                     John D. McPhilimy, Chairman and
                                     Chief Executive Officer


DATED: February 20, 2002         By: /s/ Lisa R. McPhilimy
                                     -------------------------------------------
                                     Lisa R. McPhilimy, Chief Financial Officer,
                                     Secretary and Director

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                      Title                       Date
          ---------                      -----                       ----

/s/ John D. McPhilimy          Chairman, Chief Executive       February 20, 2002
----------------------------   Officer
John D. McPhilimy

/s/ Bruce D. Sandig            Vice President, Director        February 20, 2002
----------------------------
Bruce D. Sandig

/s/ Lisa R. McPhilimy          Chief Financial                 February 20, 2002
----------------------------   Officer, Secretary, Director
Lisa R. McPhilimy

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

Consolidated Financial Statements

   Balance Sheet                                                           F-4

   Statements of Operations                                                F-5

   Statements of Stockholders'Equity (Deficiency)                          F-6

   Statements of Cash Flows                                                F-10

   Notes to Consolidated Financial Statements                              F-13

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JUNE 30, 2001 AND 2000

                                Preferred Stock                       Common Stock
                               -----------------     Additional    ------------------     Additional
                               ($.001 Par Value)      Paid-in       ($.001 Par Value)      Paid-in
                                Shares    Amount      Capital      Shares      Amount      Capital        Deficit         Total
                                ------    ------      -------      ------      ------      -------        -------         -----
Balance, July 1, 1999          130,810     $131      $658,170    5,138,192     $5,138    $19,556,402   $(20,807,608)    $(587,767)

Conversion  of 4,266 shares
Series    C     convertible
preferred  stock  valued at
$42,660  into 1,703  shares
of  the  Company's   common
stock                           (4,266)      (4)      (42,656)       1,703          2         42,658             --            --

Exercise     of     135,000
warrants     to    purchase
135,000   shares   of   the
Company's  common  stock at
$.20 per share                      --        --           --      135,000        135         26,865             --        27,000

Exercise     of     355,000
warrants     to    purchase
355,000   shares   of   the
Company's  common  stock at
$.10 per share                      --        --           --      355,000        355         35,145             --        35,500

Exercise of 30,000 warrants
to purchase  30,000  shares
of  the  Company's   common
stock at $.50 per share             --        --           --       30,000         30         14,970             --        15,000

Exercise of 32,000 warrants
to purchase  32,000  shares
of  the  Company's   common
stock at $.25 per share             --       --           --       32,000          32          7,968             --         8,000

Issuance of 166,730  shares
of  the  Company's   common
stock  to  settle  accounts
payable valued at $62,398           --       --           --      166,730         167         62,231             --        62,398

Issuance of 544,000  shares
of  the  Company's   common
stock  to  consultants  for
services valued at $341,250         --       --           --      544,000         544        340,706             --       341,250

Issuance of 375,000  shares
of the  Company's  Series D
Preferred Stock                375,000      375      337,125           --          --             --             --       337,500

Issuance of 675,000  shares
of the  Company's  Series E
Preferred Stock                675,000      675      617,325           --          --             --             --       618,000

Conversion  of 7,500 shares
Series    A     convertible
preferred  stock  valued at
$75,000 into 12,000  shares
of  the  Company's   common
stock                           (7,500)      (8)     (74,992)      12,000          12         74,988             --            --
Conversion of 23,000 shares
Series    D     convertible
preferred  stock  valued at
$20,700 into 46,000  shares
of  the  Company's   common
stock                          (23,000)     (23)     (20,677)      46,000          46         20,654             --            --

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000

                                Preferred Stock                       Common Stock
                               -----------------     Additional    ------------------     Additional
                               ($.001 Par Value)      Paid-in       ($.001 Par Value)      Paid-in
                                Shares    Amount      Capital      Shares      Amount      Capital        Deficit         Total
                                ------    ------      -------      ------      ------      -------        -------         -----
Issuance  of 40,000  shares
of  Company's  common stock
as  payment  of  a  $20,000
commission  owed  from  the
sale of Series D  Preferred
Stock  in  lieu  of a  cash
payment                            --        --           --       40,000          40         19,960             --        20,000

Conversion   of   debt   of
$570,000     and    related
interest   of   $97,387  at
$.375   pursuant   to  SB-2
registration statement             --        --           --    1,779,691       1,779        665,608             --       667,387

Conversion   of   debt   of
$150,000     and    related
interest of $13,650 at $.25
pursuant       to      SB-2
registration statement             --        --           --      654,600         655        162,995             --       163,650

Professional  fees incurred
in  connection   with  SB-2
registration statement             --        --           --           --          --        (15,698)            --       (15,698)

Adjustment  for  long  term
debt discount of which debt
was  converted  into equity
with the SB-2 registration         --        --           --           --          --       (116,622)            --      (116,622)

Adjustment   for   deferred
offering  costs  associated
with the SB-2 registration         --        --           --           --          --        (13,249)            --       (13,249)

Issuance     of     323,293
warrants  to  purchase  the
Company's  common  stock at
$.10 per  share  commencing
January 2001 in  connection
with   the    issuance   of
convertible debentures             --        --           --           --          --             --             --            --

Issuance     of     395,000
warrants  to  purchase  the
Company's  common  stock at
$.25 per  share  commencing
October 2000 in  connection
with  private  placement of
the Company's securities           --        --           --           --          --             --             --            --

Issuance    of    1,397,500
warrants  to  purchase  the
Company's  common  stock at
$.25 per  share  commencing
December    2000    through
February  2005 for employee
incentives and consultants         --        --           --           --          --             --             --            --

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

                                Preferred Stock                       Common Stock
                               -----------------     Additional    ------------------     Additional
                               ($.001 Par Value)      Paid-in       ($.001 Par Value)      Paid-in
                                Shares    Amount      Capital      Shares      Amount      Capital        Deficit         Total
                                ------    ------      -------      ------      ------      -------        -------         -----
Conversion    of    400,000
shares Series E convertible
preferred  stock  valued at
$366,222    into    400,000
shares  of  the   Company's
common stock                  (400,000)     (400)    (365,822)     400,000      400        365,822             --            --

Issuance  of 39,300  shares
of  the  Company's   common
stock  in  connection  with
the  guarantee  of the line
of credit                           --        --           --       39,300       39          7,919             --         7,958

Issuance     of     581,500
warrants     to    purchase
581,500   shares   of   the
Company's  common  stock at
prices ranging from$.135 to
$.2656   per  share  for  a
three   year    period   in
connection with the line of
credit  due   January   12,
2002.  Black Scholes option
pricing  model  was used to
value the warrants                  --        --           --           --       --         71,048             --        71,048

Issuance    of    4,900,000
warrants  to  purchase  the
Company's  common  stock at
$.125 per share  commencing
January 2008 to the offices
and    employees   of   the
Company                             --        --           --           --       --             --             --            --

Issuance    of    1,190,000
warrants  to  purchase  the
Company's  common  stock at
$.15 per  share  commencing
October 2007 in  connection
with  the  Swartz   Private
Equity investment agreement         --        --           --           --       --             --             --            --

Issuance     of     119,000
warrants  to  purchase  the
Company's  common  stock at
$.125 per share  commencing
March  2008  in  connection
with  the  Swartz   Private
Equity investment agreement         --        --           --           --       --             --             --            --

Net loss                            --        --           --           --       --             --     (1,059,775)   (1,059,775)
                              --------    ------     --------   ----------   ------    -----------   ------------    ----------
Balance, June 30, 2001         561,544      $562     $942,606   10,392,635   10,392    $21,603,561   $(22,888,528)   $ (331,407)
                              ========    ======     ========   ==========   ======    ===========   ============    ==========

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