Form 10QSB/A
period 2001-09-30
DIMENSIONAL VISIONS INC/ DE
filed 2002-02-22
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

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

                                (602) 997 - 1990
                           (Issuer's telephone number)

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

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets - September 30, 2001
          and June 30, 2001                                                  1

          Condensed Consolidated Statement of Operations - For the three
          months ended September 30, 2001 and 2000                           2

          Condensed Consolidated Statement of Cash Flows - For the
          three months ended September 30, 2001 and 2000                     3

          Notes to Condensed Consolidated Financial Statements               4

          Independent Accountants' Report                                    8

     Item 2. Management's Discussion and Analysis of Financial Conditions
             and Results of Operations                                       9

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                         11
         Item 2.  Changes in Securities                                     11
         Item 3.  Defaults Upon Senior Securities                           11
         Item 4.  Submission of Matters to a Vote of Security Holders       11
         Item 5.  Other Information                                         11
         Item 6.  Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                                  11

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

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended September 30,
                                                           ---------------------------------
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

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                            2001                    2000
                                                          ---------              ---------
Cash flows from operating activities
  Net loss                                                ($333,120)             ($326,032)
  Total adjustments to reconcile net loss
    to net cash used in operating activities                268,387                122,943
                                                          ---------              ---------
Net cash used in operating activities                       (64,733)              (203,089)
                                                          ---------              ---------
Cash flows from investing activities
  Purchase of furniture and equipment                            --                 (2,685)
                                                          ---------              ---------

Net cash used in investing activities                            --                 (2,685)
                                                          ---------              ---------
Cash flows from financing activities
  Short term borrowings                                      53,000                     --
  Long term borrowings                                       25,000
  Payment of obligations under capital lease                     --                (11,928)
  Proceeds from exercise of warrants                             --                  8,500
                                                          ---------              ---------

Net cash (used in) provided by financing activities          78,000                 (3,428)
                                                          ---------              ---------

Net increase (decrease) in cash                              13,267               (209,202)
Cash, beginning                                               1,627                276,333
                                                          ---------              ---------
Cash, ending                                              $  14,894              $  67,131
                                                          =========              =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                       --              $   6,584
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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2001, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended September 30, 2001 and 2000 are unaudited. The financial statements for the period ended September 30, 2001 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2002.

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

NOTE 2 PREPAID EXPENSES

     Prepaid expenses included $101,725 for a marketing and advertising campaign that has not yet been implemented.

NOTE 3 ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                     September 30, 2001      June 30, 2001
                                     ------------------      -------------
         Accounts payable                 $295,065             $139,609
         Salaries                           60,371               18,766
         Payroll Taxes Payable               3,979                7,357
                                          --------             --------
         Total                            $359,415             $379,807
                                          ========             ========

NOTE 4 SHORT-TERM BORROWINGS

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

NOTE 5 LONG-TERM BORROWINGS

     On September 28, 2001, the Company received $25,000 in advances on a 12% secured note that is due on October 2, 2004. From October 1, 2001 through October 19, 2001, the Company received an additional $125,000 in advances on the 12% secured note. . The note requires no principal or interest payments until the maturity date of the note. The assets of the Company are pledged as collateral for the loan.

NOTE 6 COMMITMENTS AND CONTINGENCIES

     There are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 2001, was approximately $84,775.

NOTE 7 COMMON STOCK

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

NOTE 8 PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                  Allocated              Outstanding
                                  ---------  -----------------------------------
                                             September 30, 2001    June 30, 2001
                                             ------------------    -------------
        Series A Preferred         100,000          15,500            15,500
        Series B Preferred         200,000           3,500             3,500
        Series C Preferred       1,000,000          13,404            13,404
        Series D Preferred         375,000         130,000           167,500
        Series E Preferred       1,000,000         275,000           275,000
        Series P Preferred         600,000          86,640            86,640
                                 ---------        --------          --------

      Total Preferred Stock      3,325,000         524,044           561,544
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

NOTE 10 SUBSEQUENT EVENTS

     During the month following the quarter ended September 30, 2001, the Company received $125,000 in advances on a 12% secured note that is due on October 2, 2004. The note requires no principal or interest payments until the maturity date of the note. The assets of the Company are pledged as collateral for the loan.

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and stockholders,


We have reviewed the accompanying condensed consolidated balance sheet of Dimensional Visions, Incorporated, Phoenix, AZ as of September 30, 2001, and the related statements of operations and cash flows for the three months ended September 30, 2001 and 2000. These financial statements are the responsibility of the management of the Company.

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

Jenkintown, Pennslyvania
November 16, 2001

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

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2001, the Company collected approximately $44,000 of accounts receivable. The cash received plus approximately $78,000 in funding was used to reduce accounts payable and pay current period expenses. The Company received $25,000 of the $78,000 in funding on a 14% convertible debenture from a stockholder. Principal and interest payment are due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of November 16, 2001, the Company has not repaid the debenture and the holder has not converted. The Company also received $20,000 in funding on a 12% convertible debenture on August 3, 2001. Payment of principal and interest is due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share.

The Company received $8,000 in funding from a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. The outstanding debt as of June 30, 2001 and September 30, 2001 was $385,000 and $393,000, respectively. The terms of the line of credit are for one year with an interest rate of the 3-month LIBOR rate, plus 2.5% [as of June 30, 2001and September 30, 2001 was 6.23% and 5.10%, respectively]. Interest payments are calculated and due monthly, and the principal balance is due on January 13, 2002. The outstanding debt may also be assumed by the stockholders at a rate of three shares of Dimensional Visions' common stock for every dollar assumed. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group.

The Company also received $25,000 of the $78,000 in funding in advances on a 12% secured note on September 28, 2001. The Company received an additional $155,000 of advances of the 12% secured note during October. The note requires no principal or interest payments until the maturity date of the note. The assets of the Company are pledged as collateral for the loan.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     To the best knowledge of management, there is no litigation pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         10.1 Convertible Debenture, dated July 13, 2001 (1)
         10.2 Convertible Debenture, dated August 3, 2001 (1)

     (b) Reports on form 8-K filed:

         None.

----------
(1) Previously filed.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                  DIMENSIONAL VISIONS INCORPORATED

DATED: February 20, 2002          By:/s/ John D. McPhilimy
                                     ------------------------------------------
                                     John D. McPhilimy, Chairman, President and
                                     Chief Executive Officer

DATED: February 20, 2002          By: /s/ Lisa R. McPhilimy
                                     ------------------------------------------
                                     Lisa R. McPhilimy, Chief Financial Officer,
                                     Secretary and Director