Form 10QSB
period 2002-03-31
DIMENSIONAL VISIONS INC/ DE
filed 2002-05-20
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number 001-10196

                        Dimensional Visions Incorporated
        (Exact name of small business issuer as specified in its charter)


           Delaware                                              23-2517953
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                    12070 N. 134th Way, Scottsdale, AZ 85259
                    (Address of principal executive offices)


                                 (480) 699-7778
                           (Issuer's telephone number)


   2301 West Dunlap Avenue, Suite 207, Phoenix, Arizona, 85021 (602) 997-1990
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 16, 2002, the number of shares of Common Stock issued and outstanding was 63,959,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        DIMENSIONAL VISIONS INCORPORATED

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements

         Balance Sheet - March 31, 2002                                      3

         Statement of Operations - For the three and nine months
         ended March 31, 2002 and 2001                                       4

         Statement of Cash Flows - For the three and nine months
         ended March 31, 2002 and 2001                                       5

         Notes to Financial Statements                                       6

         Item 2. Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                       11

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                          13
         Item 2. Changes in Securities                                      13
         Item 3. Defaults Upon Senior Securities                            13
         Item 4. Submission of Matters to a Vote of Security Holders        13
         Item 5. Other Information                                          13
         Item 6. Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                                  14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            DIMENSIONAL VISIONS, INC.
                                  BALANCE SHEET

                                                                          March 31,         June 30,
                                                                            2002              2001
                                                                        ------------      ------------
                                      ASSETS                            (Unaudited)
Current assets
  Cash                                                                  $         61      $      1,627
  Accounts receivable, trade                                                  10,000             8,614
  Prepaid expenses                                                             4,224             4,224
                                                                        ------------      ------------
Total current assets                                                          14,285            14,465
                                                                        ------------      ------------
Equipment
  Equipment                                                                  480,112           480,112
  Furniture and fixtures                                                      49,329            49,329
                                                                        ------------      ------------
                                                                             529,441           529,441
  Less accumulated depreciation                                              409,404           359,864
                                                                        ------------      ------------
                                                                             120,037           169,577
                                                                        ------------      ------------
Other assets
  Patent rights and other assets                                              23,478            27,552
                                                                        ------------      ------------

Total assets                                                            $    157,800      $    211,594
                                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short-term borrowings                                                 $    435,136      $    339,138
  Current portion of obligations under capital leases                         84,289            59,834
  Accounts payable, accrued expenses and other liabilities                   404,579           158,375
                                                                        ------------      ------------
Total current liabilities                                                    924,004           557,347
                                                                        ------------      ------------
Long term debt
  Note Payable                                                               180,000                --
  Obligations under capital leases, net of current portion                        --            39,821
                                                                        ------------      ------------
                                                                             180,000            39,821
                                                                                          ------------
Total liabilities                                                          1,104,004           597,168
                                                                        ------------      ------------
Commitments and contingencies                                                     --                --

Stockholders' deficiency
  Preferred stock - $.001 par value, authorized 10,000,000 shares;
    issued and outstanding - 524,044 shares at March 31, 2002,
    and 561,544 shares at June 30, 2001                                          524               562
  Additional paid-in capital                                                 908,894           942,606
                                                                        ------------      ------------
                                                                             909,418           943,168
  Common stock - $.001 par value, authorized 100,000,000 shares;
    issued and outstanding 63,959,010 shares at March 31, 2002
    and 10,392,635 shares at June 30, 2001                                    63,959            10,392
    Additional paid-in capital                                            22,338,713        21,603,561
  Deficit                                                                (24,129,127)      (22,888,528)
                                                                        ------------      ------------
Total stockholders' deficiency before deferred consulting contracts         (817,037)         (331,407)

Deferred consulting contracts                                               (129,167)          (54,167)
                                                                        ------------      ------------
Total stockholders' deficiency                                              (946,204)         (385,574)
                                                                        ------------      ------------
Total liabilities and stockholders' deficiency                          $    157,800      $    211,594
                                                                        ============      ============

                       See notes to financial statements.

                            DIMENSIONAL VISIONS, INC.
                             STATEMENT OF OPERATIONS

                                                     (Unaudited)                         (Unaudited)
                                                  Three Months Ended                  Nine Months Ended
                                                       March 31,                           March 31,
                                            ------------------------------      ------------------------------
                                                2002              2001              2002              2001
                                            ------------      ------------      ------------      ------------
Operating revenue                           $     30,000      $     56,712      $    111,888      $    219,708

Cost of sales                                          0            44,980            30,499           151,455
                                            ------------      ------------      ------------      ------------

Gross profit                                      30,000            11,732            81,389            68,253
                                            ------------      ------------      ------------      ------------
Operating expenses
  Engineering and development costs               35,000            47,087           120,686           181,649
  Marketing expenses                             118,600            97,811           745,600           217,927
  General and administrative expenses             78,000           157,107           350,416           549,860
                                            ------------      ------------      ------------      ------------

Total operating expenses                         231,600           302,005         1,216,702           949,436
                                            ------------      ------------      ------------      ------------

Loss before other income (expenses)             (201,600)         (290,273)       (1,135,313)         (881,183)
                                            ------------      ------------      ------------      ------------
Other income (expenses)
  Interest expense                               (35,447)           (9,007)         (105,288)          (19,634)
  Interest income                                     --               190                --             2,948
                                            ------------      ------------      ------------      ------------

                                                 (35,447)           (8,817)         (105,288)          (16,686)
                                            ------------      ------------      ------------      ------------

Net loss                                        (237,047)         (299,090)       (1,240,601)         (897,869)
                                            ============      ============      ============      ============

Net loss per share of common stock          $      (.005)     $       (.04)     $       (.05)     $       (.10)
                                            ============      ============      ============      ============
Weighted average shares of common stock
  outstanding                                 52,495,750        10,288,540        25,632,666         9,853,254
                                            ============      ============      ============      ============

                       See notes to financial statements.

                            DIMENSIONAL VISIONS, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended December 31,
                                                         ------------------------------
                                                             2002             2001
                                                          -----------      -----------
Cash flows from operating activities
  Net loss                                                $(1,240,601)     $  (897,869)
  Total adjustments to reconcile net loss to net cash
    used in operating activities                            1,006,400          328,005
                                                          -----------      -----------
Net cash used in operating activities                        (234,201)        (569,864)
                                                          -----------      -----------
Cash flows from investing activities
  Purchase of furniture and equipment                              --           (2,985)
                                                          -----------      -----------
Net cash used in investing activities                              --           (2,985)
                                                          -----------      -----------
Cash flows from financing activities
  Payment of obligations under capital lease                  (15,365)         (37,385)
  Stock issuance costs                                         (6,563)
  Short term borrowings                                        53,000          250,000
  Long term borrowings                                        180,000               --
  Proceeds from exercise of warrants                               --          110,875
                                                               15,000               --
                                                          -----------      -----------
Net cash (used in) provided by financing activities           232,635          316,927
                                                          -----------      -----------

Net increase (decrease) in cash                                (1,566)        (255,922)
Cash, beginning                                                 1,627          276,333
                                                          -----------      -----------
Cash, ending                                              $        61      $    20,411
                                                          ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                $     5,371      $    19,634
                                                          ===========      ===========

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended March 31, 2002, 75,000 shares of the Company's Common Stock were issued as a result of the conversion of 37,500 shares of Series D Convertible Preferred Stock valued at $33,713.

The Company recorded additional paid-in capital of $901 with the issuance of 8,000 warrants to purchase shares of the Company's common stock at $.1275 in connection with the line of credit and guarantees by the investor group.

During the nine months ended March 31, 2002, the Company issued 57,467,000 shares of the Company's common stock for consulting services valued at approximately $700,000.

                       See notes to financial statements.

                        DIMENSIONAL VISIONS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2001, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended March 31, 2002 and 2001 are unaudited. The financial statements for the period ended March 31, 2001 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The current period results of operations are not necessarily indicative of results that ultimately will be reported for the full year ending June 30, 2002.

     The Company has incurred losses since inception of $24,129,127 and has a working capital deficiency of $909,719 as of March 31, 2002. The future of the Company as an operating business will depend on its ability to: (1) successfully market and sell its products; (2) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and to fulfill its sales and marketing activities; (3) achieve a level of sales adequate to support the Company's cost structure; and (4) ultimately achieve a level of profitability. Management's plan to address these issues includes: (a) redirecting its marketing efforts of the Company's products and substantially increasing sales results; (b) continued exercise of tight cost controls to conserve cash; and (c) raising additional long term financing.

     The financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at March 31, 2002, plus the limited revenue is not sufficient to satisfy the present cost structure. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management plans include the continued expansion of the sale of its products and the sale of additional securities.

NOTE 2. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                          March 31, 2002    June 30, 2001
                                          --------------    -------------
          Accounts payable                   $404,579         $139,609
          Salaries                                 --           18,766
                                             --------         --------
          Total                              $404,579         $158,375
                                             ========         ========

NOTE 3. SHORT-TERM BORROWINGS

     The Company received $25,000 on a 14% convertible debenture from a stockholder. Payment of principal and interest was due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of March 31, 2002, the Company has not repaid the debenture and the holder has not converted.

     The Company received $20,000 on a 12% convertible debenture on August 3, 2001. Payment of principal and interest was due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of March 31, 2002, the Company has not repaid the debenture and the holder has not converted. The Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. The outstanding debt as of December 31, 2001 and June 30, 2001 was $393,000 and $385,000,
     respectively. The terms of the line of credit are for one year with an interest rate of the 3-month LIBOR rate, plus 2.5% {as of December 31, 2001 and June 30, 2001, 5.10% and 6.23%, respectively}. Interest payments are calculated and due monthly, and the principal balance was due on January 13, 2002. The outstanding debt was not paid, demand has been made, and is in default.

     In connection with the guarantee by the investor group, the Company issued 39,300 restricted shares of its common stock, valued at $7,958, 196,500 commitment warrants at fair market value {$.266 per share} and 393,000 usage warrants at 75% of fair market value (ranging from $.1275 to $.218 per share). The warrants were valued using Black Scholes option pricing model at $71,948.

     Accordingly, the line of credit was discounted for the value allocated to the stock and warrants. As of December 31,2001 and June 30, 2001, the additional interest expense of $76,141 and $33,143 was recorded and the unamortized discount was $2,864 and $45,862, respectively.

     As of March 31, 2002 and June 30, 2001, the discounted value of the line of credit was $390,136 and $339,138.

NOTE 4. LONG-TERM BORROWINGS

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

     On or about December 6, 2001, Russell H. Ritchie, Dale Riker, and Suntine Enterprises, LLC (the "Arizona Plaintiffs") brought an action in the Superior Court of the State of Arizona, in and for the County of Maricopa, No. CV2001-021203, against the Company, its officers, current directors, former directors, employees, and all of their spouses (collectively, "Defendants"), for Breach of Contract and Tort. The Arizona Plaintiffs seek payment of their outstanding loans, including interest; damages as may be proved at the time of trial; and attorneys' fees and costs. The Arizona Plaintiffs have executed a settlement agreement with certain of the Defendants and the remaining Defendants, including the Company, are attempting to settle this matter with the Arizona Plaintiffs as well.

     On December 7, 2001, the Company entered into an agreement with two consultants hired to create marketing material (See Note 7). To date, the consultants were paid $350,000 for services rendered Based upon the market price on February 13, 2002, the Company issued an additional 34,200,000 shares.

     There are no other legal proceedings that the Company believes will have a material adverse effect on its financial position.

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through March 31, 2002, were approximately $84,775.

NOTE 6. COMMON STOCK

     As of March 31, 2002, there were outstanding 9,781,242 of non-public warrants to purchase the Company's common stock at prices ranging from $0.01 to $2.00 with a weighted average price of $0.21 per share.

     During the nine months ended March 31, 2002, the Company issued 75,000 shares its Common Stock as a result of the conversion of 37,500 shares of Series D Convertible Preferred Stock.

     As of March 31, 2002, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 613,818 shares of common stock.

     During the nine months ended March 31, 2002, the Company issued 57,467,000 shares of the Company's common stock for consulting services valued at approximately $700,000.

NOTE 7. PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                  Allocated           Outstanding
                                  ---------   ------------------------------
                                              March 31, 2002   June 30, 2001
                                              --------------   -------------
        Series A Preferred          100,000         15,500          15,500
        Series B Preferred          200,000          3,500           3,500
        Series C Preferred        1,000,000         13,404          13,404
        Series D Preferred          375,000        130,000         167,500
        Series E Preferred        1,000,000        275,000         275,000
        Series P Preferred          600,000         86,640          86,640
                                  ---------      ---------       ---------
     Total Preferred Stock        3,325,000        524,044         561,544
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

NOTE 8. INCOME TAXES

     There was no provision for current income taxes for the nine months ended March 31, 2002 and 2001.

     The federal net operating loss carry forwards of approximately $19,769,000 expire in varying amounts through 2021. In addition the Company has state carry forwards of approximately $4,998,000.

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

NOTE 9. SUBSEQUENT EVENTS

     On or about April 5, 2002, all employees, except John D. McPhilimy, President, Secretary, and Treasurer, resigned. The Company ceased operations on or about April 5, 2002. Mr. McPhilimy will work without pay to obtain financing or a business combination for the Company. If the Company does not obtain financing or a buyer or a merger, it may be forced to file bankruptcy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months and nine months ended March 31, 2002 and 2001. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

RESULTS OF OPERATIONS

The net loss for the quarter ended March 31, 2002, was $237,047 compared to a net loss of $8,817 for the quarter ended March 31, 2001. The loss before other income and expenses for the quarter ended March 31, 2002 was $201,600 compared to a loss before other income and expenses for the quarter ended March 31, 2001 of $290,273. The Company's marketing expenses for the three months ended March 31, 2002 increased by approximately $20,800 over the same period last year. The Company's general and administrative expenses decreased in the three months ended March 31, 2002 by approximately $79,000 over the three months ended March 31, 2001. The decrease in general and administrative expenses was due to reduction in staff. The Company's engineering and development costs decreased by approximately $12,000 due to a reduction in staff.

Revenue for the quarter ended March 31, 2002, was $30,000 compared to revenue of $56,700 for the quarter ended March 31, 2001. The gross profit for the three months ended March 31, 2002 was $30,000 compared to the three months ended March 31, 2001 of $12,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had a deficiency of $909,719, compared with a working capital deficiency of $485,998 as of March 31, 2001. During the quarter ended March 31, 2002, the Company collected approximately $50,000 of accounts receivable. The cash received was used to pay current period operating expenses.

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

On or about April 5, 2002, all employees, except John D. McPhilimy, President, Secretary, and Treasurer, resigned. The Company ceased operations on or about April 5, 2002. Mr. McPhilimy will work without pay to obtain financing or a business combination for the Company. If the Company does not obtain financing or a buyer or a merger, it may be forced to file bankruptcy.

NINE MONTHS ENDED MARCH 31, 2002 AND 2000

RESULTS OF OPERATIONS

The net loss for the nine months ended March 31, 2002 was $1,240,601 compared to a net loss of $897,869 for the nine months ended March 31, 2001. The Company's marketing expenses for the nine months ended March 31, 2002 increased by approximately $528,000 over the same period last year. This increase is due to new consulting contracts. The Company's engineering expenses for the nine months ended March 31, 2002 decreased by approximately $61,000 over the same period last year. This decrease was attributed to the decrease in the Company's design staff. The Company also decreased their general and administrative expenses for the nine months ended March 31, 2002 by $199,000 over the nine months ended March 31, 2001 due to a decrease in staff.

Revenue for the nine months ended March 31, 2002 was $112,000 compared to revenue of $220,000 for the nine months ended March 31, 2001. The Company's gross profit for the nine months ended March 31, 2002 was 73% compared to 31% over the same period last year. As a result of the decline in revenue, the Company has reduced its fixed overhead costs by reducing the number of personnel employed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2002, the Company collected approximately $111,000 of accounts receivable. Substantially all the cash received and cash on hand was used to support operations. The Company is currently looking to secure additional funding.

On or about April 5, 2002, all employees, except John D. McPhilimy, President, Secretary, and Treasurer, resigned. The Company ceased operations on or about April 5, 2002. Mr. McPhilimy will work without pay to obtain financing or a business combination for the Company. If the Company does not obtain financing or a buyer or a merger, it may be forced to file bankruptcy.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about December 6, 2001, Russell H. Ritchie, Dale Riker, and Suntine Enterprises, LLC (the "Arizona Plaintiffs") brought an action in the Superior Court of the State of Arizona, in and for the County of Maricopa, No. CV2001-021203, against the Company, its officers, directors, consultants and shareholders (collectively, "Defendants"), for Breach of Contract and Tort. The Arizona Plaintiffs have executed a settlement agreement with certain of the Defendants and the remaining Defendants, including the Company, are attempting to settle this matter with the Arizona Plaintiffs as well. If all Defendants settle this matter, it will be dismissed in full. If all Defendants do not settle this matter, it will be dismissed as to the settling Defendants only.

On or about December 12, 2001, Russell H. Ritchie (the "Delaware Plaintiff") brought an action in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 19311-NC, to compel the Company to hold an annual shareholders meeting and provide its shareholders list to the Plaintiff. This proceeding was dismissed, without prejudice, by the Delaware Plaintiff on April 22, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits: None.

     Reports on Form 8-K:     May 8, 2002        Withdrawal of Proxy Statement

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


                                        DIMENSIONAL VISIONS INCORPORATED


Dated: May 20, 2002                     By: /s/ John D. McPhilimy
                                            ------------------------------------
                                            Its: President


                                        By: /s/ John D. McPhilimy
                                            ------------------------------------
                                            Its: Principal Accounting Officer