Form 10KSB
period 2002-06-30
DIMENSIONAL VISIONS INC/ DE
filed 2002-10-15
CIK 836809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        Commission file number: 001-10196

                        DIMENSIONAL VISIONS INCORPORATED
           (Name of Small Business Issuer as specific in its Charter)

                Delaware                                         23-2517953
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

12070 N. 134th Way, Scottsdale, Arizona                            85259
(Address of Principal Executive Offices)                         (Zip Code)

         Issuer's telephone number, including area code: (480) 699-7778

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

     For the fiscal year ended June 30, 2002, the Company's revenue was $131,946.

     As of September 10, 2002, the number of shares of Common Stock outstanding was 63,959,010. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 10, 2002, was approximately $88,228 (based upon 29,409,366 shares at $.003 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2 dated June 19, 2000 (Registration No. 333-30368); (ii) Registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804); and (iii) Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002 are incorporated in Part III, Item 13(a).

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1   DESCRIPTION OF BUSINESS...............................................3
     General...................................................................3
     Company History...........................................................3
         Fiscal Years 1988-1994................................................3
         Fiscal Years 1995-1997................................................3
         Fiscal Years 1998-2002................................................3
         The Market............................................................4
     Production................................................................4
     Competition...............................................................5
     Patents, Trademarks and Proprietary Protection............................5
     Employees.................................................................6
     Selected Consolidated Financial Data......................................6

ITEM 2   DESCRIPTION OF PROPERTY...............................................6

ITEM 3   LEGAL PROCEEDINGS.....................................................6

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTTERS................................................7

     Holders...................................................................7
     Dividends.................................................................7

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................8

     Fiscal Years 2000 and 2001................................................8
         Results of Operations.................................................8
         Liquidity and Capital Resources.......................................9

ITEM 7   FINANCIAL STATEMENTS.................................................10

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................10

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.........11

     Indemnification of Directors and Officers................................12
     Compliance with Section 16(A) of the Exchange Act........................12

ITEM 10  EXECUTIVE COMPENSATION...............................................13

     Summary Compensation Table...............................................13

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......14

     1996 Equity Incentive Plan...............................................15
     1999 Stock Option Plan...................................................15

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................16

ITEM 13  EXHIBITS AND REPORTS ON FORM 8K......................................16

ITEM 14  CONTROLS AND PROCEDURES..............................................17

SIGNATURES....................................................................17

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Dimensional Visions Incorporated (the "Company") creates and delivers 3D/animated graphics for products, packaging and marketing communications. However, the Company is not actively conducting operations at this time. See "Company History-Fiscal Years 1998-2002" below.

InfoPak, Inc. is our subsidiary company, but is no longer an operating entity.

The Company's office and principal place of business is located at 12070 N. 134th Way, Scottsdale, Arizona 85259, and its telephone number is (480) 699-7778.

COMPANY HISTORY

FISCAL YEARS 1988-1994

In 1988, Dimensional Visions Group, Ltd. was incorporated in the state of Delaware and headquartered in Philadelphia, Pennsylvania. At that time, the Company created its three-dimensional effects by building model sets and photographing these sets using a robotic controlled camera. These photographed images were then prepared for lithographic printing. The process utilized during this timeframe was very expensive and extremely difficult to consistently reproduce quality images. Throughout this period the Company tried unsuccessfully to perfect the robotic camera process.

FISCAL YEARS 1995-1997

In 1995, the Company acquired InfoPak, Inc. of Phoenix, Arizona ("InfoPak") which is currently our wholly owned subsidiary. InfoPak manufactures and markets a hardware/software package called the "InfoPakSystem(TM)". This system takes existing databases and prepares them for use on a palm-top computer manufactured by InfoPak. It is particularly useful to individuals who need access to information while away from a computer terminal. Therefore, it is marketed to mobile business professionals in the automobile appraisal and real estate businesses. Automobile appraisal guides are available on the palm-top unit for access at automobile auctions or at car dealership lots. Multiple listing data is similarly available for real estate agents for field access to the home listings.

From 1995 to 1997, the Company utilized the software development resources of InfoPak to develop the patent-pending software and systematic digital process for its Living ImageTM Solutions.

FISCAL YEARS 1998-2002

In January 1998, we moved our headquarters to Phoenix, Arizona. Under the leadership of a new executive management team, the Company was restructured including changing our corporate name to Dimensional Visions Incorporated and changing our stock trading symbol from DVGL to DVUI. At the end of 1997, the Company needed to complete private placements of debt and equity to continue operations. As a prerequisite, our investment banking firm, Capital West

Investment Group, required the Company to replace the upper level management and effect a 1 for 25 reverse stock split. During the fiscal year 2001, the Company finalized an equity line with Swartz Private Equity, LLC to provide funding through the sale of the Company's common stock. The Company has the right at its sole discretion to put common stock to Swartz, subject to certain limitations and conditions based upon trading volume of the Company's common stock. The Company also utilized $393,000 from a line of credit from Merrill Lynch to sustain operations.

During this timeframe, we sold all of the original robotic photographic equipment to concentrate on the new 3D/animated graphics (utilizing very high-end Intel based graphic design computers). Our management team believed that the new process is much more cost effective, reproducable, and has a shorter production cycle than the photographic process formerly used by the Company. We also believe that it better meets the demands of today's market which requires quick turn around of products from inception to delivery.

During 2001 and early 2002, sales declined, we were unable to access the line of financing secured with Swartz Private Equity, LLC, and we were unable to raise any substantial amount of financing. We laid off all but four employees. Three out of the four remaining employees eventually resigned, leaving only John McPhilimy as President, Secretary, and Chief Financial Officer. In June 2002, Mr. McPhilimy also desired to resign and Jason M. Genet, a consultant to the Company, agreed to replace him, effective upon the appropriate SEC filings. Mr. Genet now is our President and has hired Larry Kohler as Chief Financial Officer and Lawrence G. Olson as Vice President and Secretary. Our new management team is now evaluating the Company's assets and prospects and considering the Company's options, such as a sale, merger, or other business combination. The Company's financial position is precarious. Unless we are able to generate revenues or acquire funding to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. The probability of generating revenues or obtaining financing is unlikely at this time.

THE MARKET

Multi-dimensional and/or animated images are used because they combine depth and movement to attract the consumer's attention and potentially increase their sales. Our 3D/animated graphics can be (a) integrated onto products (for example, affixed to yearbooks, children's portfolio covers, etc.), (b) integrated onto product packaging (for example, affixed to cereal boxes, CD packages, etc.), and (c) integrated onto marketing communications for products and services (for example affixed to annual reports, etc.). Should management decide to continue to pursue this line of business, management believes the market for our 3D/animated graphics in the United States are:

*    Specially selected Original Equipment Manufacturers;
*    Specially selected Promotional Marketing Firms; and
* Specially selected Advertising & Graphics Design Firms (excluding radio and television).

PRODUCTION

Should management decide to continue to pursue the 3D/animated graphics business, the Company can control or supervise all phases of the production of 3D/animated graphics from the image development and computerized enhancement phases through the color separation and printing phases. Images are provided by clients in many formats including digitally in graphic file formats and photographically in pictures or transparencies. Photographic images are scanned into the computer to be modified and enhanced. Through a proprietary process, several images are composited together to generate a final image that will appear as a three-dimensional and/or animation image when viewed through a lenticular material. "Lenticular" is a plastic optical material that allows the three-dimensional and/or animation image to be viewed without the use of any viewing apparatus such as glasses or hoods. The digital files are forwarded to Travel Tags, our primary printer, or other commercial printer, where, through the lithographic process, the images are printed on a polymer based lenticular material which focuses the multi-dimensional or animation images. Printing is done under the Company's supervision. The lenticular material is supplied by producers in the petrochemical and plastic fabricating industries directly to our printer. The Company has no long-term contracts with its printers.

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

The Company has received trademark registration of DV3D(R).

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

EMPLOYEES

The Company has three employees. The Company is not a party to any collective bargaining agreements. The Company considers its relations with employees to be good.


SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below is selected financial data derived from the Company's Consolidated Financial statements, some of which appear elsewhere in this Report. This data should be read in conjunction with the Consolidated Financial statements, included elsewhere in this Report.

                            Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                           June 30, 2002   June 30, 2001   June 30, 2000   June 30, 1999   June 30, 1998
                           -------------   -------------   -------------   -------------   -------------
Operation revenue           $   131,946     $   234,347     $ 1,008,862     $   741,901     $   609,392
Net loss                    $(1,515,774)    $(1,059,775)    $(1,021,144)    $(1,465,812)    $  (421,659)
Net loss per share of
common stock                $      (.05)    $      (.11)    $      (.18)    $      (.39)    $      (.14)
Balance Sheet Data:
Working capital (deficit)   $(1,059,532)    $  (542,882)    $   205,284     $  (603,946)    $  (235,920)
Total assets                $        18     $   211,594     $   885,033     $   530,973     $   920,841
Total liabilities           $ 1,059,550     $   597,168     $   519,112     $ 1,118,740     $   713,539
Stockholders' equity
(deficiency)                $(1,059,532)    $  (385,574)    $   365,921     $  (721,555)    $   207,302

ITEM 2. DESCRIPTION OF PROPERTY.

In order to reduce expenses, the Company is currently operating out of office space owned by Larry Kohler, our Chief Financial Officer and Director, at no charge to the Company.

ITEM 3. LEGAL PROCEEDINGS.

On or about December 6, 2001, Russell H. Ritchie, Dale Riker, and Suntine Enterprises, LLC (the "Arizona Plaintiffs") brought an action in the Superior Court of the State of Arizona, in and for the County of Maricopa, No. CV2001-021203, against the Company, its officers, directors, consultants and shareholders (collectively, "Defendants"), for Breach of Contract and Tort. This matter was dismissed without prejudice by the Arizona Plaintiffs, on June 13, 2002.

To the best knowledge of our management, there are no other material litigation matters pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 7, 2002, a majority of our shareholders executed a majority written consent in lieu of annual meeting to avoid the expense of holding a formal annual meeting. The majority shareholders voted "for" the following actions:

* The election of the following three directors to the board of directors for a term of one year or until their successors are duly elected and qualified: Jason M. Genet, Lawrence G. Olson, and Larry Kohler.

* The ratification of the appointment of Kopple & Gottlieb, LLP as the Company's independent public accountants for the fiscal year ending June 30, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Company's Common Stock has been quoted on the OTC Bulletin Board (the "Bulletin Board") under the symbol "DVUI" since January 12, 1998. Prior to January 12, 1998, the Company's Common Stock traded under the symbol "DVGL." The following table sets forth the quarterly high and low bid prices of the Company's Common Stock for the periods indicated. Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

                                                                HIGH        LOW
                                                                -----      -----
FISCAL 2001
     First Quarter..........................................     0.53       0.27
     Second Quarter.........................................     0.44       0.13
     Third Quarter..........................................     0.31       0.13
     Fourth Quarter.........................................     0.35       0.14

FISCAL 2002
     First Quarter..........................................     0.35       0.11
     Second Quarter.........................................     0.13       0.03
     Third Quarter..........................................     0.04      0.003
     Fourth Quarter.........................................    0.003      0.005

HOLDERS

As of September 10, 2002, the number of stockholders of record was 289, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 3,000 stockholders in total.

DIVIDENDS

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, an 8% annual dividend is due and owing. As of June 30, 2002, the Company has not declared dividends on Series A or B preferred stock. The unpaid cumulative dividends totaled approximately $95,325. See Note 8 of Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR FISCAL YEARS 2002 AND 2001

FISCAL YEAR 2002

The Company issued 75,000 shares of the Company's common stock in connection with the conversion of Series D convertible preferred stock valued at $33,750.

The  Company  issued   49,978,000  shares  of  the  Company's  common  stock  to
consultants for services rendered valued at $704,560.

The Company issued 3,363,375 shares of the Company's common stock to settle accrued payroll liability valued at $67,188.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 2002 AND 2001

RESULTS OF OPERATIONS

The net loss for the fiscal year ended June 30, 2002, was $1,515,774 compared with a net loss of $1,059,775 for the fiscal year ended June 30, 2001. General and administrative expenses decreased in the fiscal year ended June 30, 2002 by approximately $30,518 over the fiscal year ended June 30, 2001. This decrease was due to the elimination of approximately $22,800 in administrative salaries upon the resignations of our former officers and $8,448 in rent. Marketing expenses increased from $275,885 in fiscal year 2001 to $747,805 in fiscal year 2002. Marketing salary decreased by approximately $19,200 as a result of the termination of all of the Company's independent sales force, and marketing consulting increased by $534,800 resulting from stock related expenses from consulting contracts. The Company's engineering expenses for the fiscal year ended June 30, 2002 decreased by approximately $142,342 over the same period last year, as a result of a decline in business and lack of funding.

Revenue for the fiscal year ended June 30, 2002, was $131,946 compared to revenue of $234,347 for the fiscal year ended June 30, 2001, as the Company had virtually no revenue during the last five months of the year.

As a result of the decline in revenue, the Company has reduced its fixed overhead costs by reducing the number of personnel. All employees of the Company have either resigned or been laid off except for the three officers of the Company who are working without compensation. In addition, the Company has vacated its prior leased premises and is currently operating out of office space owned by Larry Kohler, our Chief Financial Officer and Director, at no charge to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company collected approximately $138,057 in accounts receivable during the fiscal year ended June 30, 2002. All the cash received and on hand was used to support operations.

On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. The Company no longer has access to any financing under this line of credit. As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay. The guarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company. The outstanding debt to the guarantors, Russell Ritchie and Dale Riker, as of June 30, 2002 was $399,053.

In 2001, the Company finalized an equity line with Swartz Private Equity, LLC to provide funding through the sale of the Company's common stock. The Company has the right at its sole discretion to put common stock to Swartz, subject to certain limitations and conditions based upon trading volume of the Company's common stock. However, due to the current limited trading volume of the Company's common stock, the Company is unable to access this equity line of financing.

In 2001, the Company received $25,000 on a 14% convertible debenture from a stockholder. Payment of principal and interest was due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of June 30, 2002, the company has not repaid the debenture and the holder has not converted.

In 2001, the Company received $20,000 on a 12% convertible debenture. Payment of principal and interest was due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of June 30, 2002, the Company has not repaid the debenture and the holder has not converted.

In 2001, the Company received $180,000 on a secured note. The note required no principal or interest payments until the maturity date of the note. The assets of the Company were pledged as collateral for the loan. In mid-2002, the Company failed to make its payments due on its premises lease and the landlord of the premises, locked the doors. Some of the Company's equipment was repossessed by the lessors and the remainder of the Company's equipment and other tangible assets were disposed of by the landlord. Due to the loss of the Company's tangible assets, and it current financial condition, this note is now in default.

The Company's financial position is precarious. Unless we are able to acquire additional debt or equity financing to cover ongoing operating costs, satisfy liabilities, and sell or merge or acquire another operating entity or other business combination, we may not be able to continue as a going concern. The probability of obtaining financing is unlikely at this time. Therefore, current management of the Company is reevaluating the Company's prospects and considering the Company's options, such as a sale, merger, or other business combination.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name                      Age               Position
----                      ---               --------
Jason M. Genet             30               Director, President

Larry Kohler               56               Director, Chief Financial Officer

Lawrence G. Olson          65               Director, Vice President, Secretary

Jason M. Genet, President and a Director, since June 2002, has been the owner of Market Advantages Consulting a full service consulting company focusing on capital formation, business advisory, corporate imaging and market awareness programs. From July 2001 through June 2002, Mr. Genet was a co-owner of BreakOut Investment Marketing, a full service investment marketing firm specializing in the public market space. Mr. Genet was a Director and President of BizPay International, an international and domestic payments company from December 1999 through August 2001. He was a consultant to ConSyGen Inc., a technology software company, from October 1998 through August 1999 and the Senior Vice President and Chief Operating Officer through December 1999. Prior to ConSyGen, Mr. Genet was a private consultant in California from March 1997 until October 1998 consulting to companies like North American Mortgage, Kinney Shoes Corp, and Marks Bros. Jewelers.

Larry Kohler, Chief Financial Officer and a Director, has been President of Global Capital Management, an international financial planning firm, specializing in "offshore planning" for individuals and organizations, located in Scottsdale, Arizona, since November 1998 and continuing through the present. From 1996 through November 1998, Mr. Kohler was President of Capital West Investment Group, a Securities and Exchange Commission registered brokerage firm which was also a member of the National Association of Securities Dealers where he dealt with retail accounts and investment banking, located in Phoenix, Arizona. He graduated from Mercyhurst College in Erie, Pennsylvania in 1979 with a BA degree in Finance & Marketing.

Lawrence G. Olson, Vice President, Secretary, and a Director, has been President and Founder of Olson Precast of Arizona, Inc., a private Phoenix, Arizona concrete products manufacturer with approximately 100 employees from 1973 and continuing through the present. He is also President and Director of AZCO Mining, Inc., an Arizona AMEX listed public mining cooperation from 1999 and continuing through the present. Mr. Olson graduated from the University of Southern California in 1959 with a BS degree in Engineering.

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Certificate of Incorporation and Bylaws of the Company provide that the Company will indemnify and advance expenses, to the fullest extent permitted by the Delaware General Corporation Law, to each person who is or was a director, officer or agent of the Company, or who serves or served any other enterprise or organization at the request of the Company (an "Indemnitee"). Under Delaware law, to the extent that an Indemnitee is successful on the merits of a suit or proceeding brought against him or her by reason of the fact that he or she was a director, officer or agent of the Company, or serves or served any other enterprise or organization at the request of the Company, the Company will indemnify him or her against expenses (including attorneys' fees) actually and reasonably incurred in connection with such action. If unsuccessful in defense of a third-party civil suit or a criminal suit, or if such a suit is settled, an Indemnitee may be indemnified under Delaware law against both (i) expenses, including attorneys' fees, and (ii) judgments, fines and amounts paid in settlement if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his other conduct was unlawful. If unsuccessful in defense of a suit brought by or in the right of the Company, where the suit is settled, an Indemnitee may be indemnified under Delaware law only against expenses (including attorneys' fees) actually and reasonably incurred in the defense or settlement of the suit if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company except that if the Indemnitee is adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, he or she cannot be made whole even for expenses unless a court determines that he or she is fully and reasonably entitled to indemnification for such expenses. Also under Delaware law, expenses incurred by an officer or director in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of the suit, action or proceeding upon receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the Company. The Company may also advance expenses incurred by other employees and agents of the Company upon such terms and conditions, if any, that the Board of Directors of the Company deems appropriate. Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, in the opinion of the Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation earned by or paid to the Company's Chief Executive Officer for the last three fiscal years. No officer of the Company earned more than $100,000 in the last three fiscal years.

                                     ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                ------------------------------   --------------------------------
                                                                        Awards           Payouts
                                                                 --------------------    --------
                                                       Other                Securities
                                                       Annual   Restricted  Underlying               All Other
                                                      Compen-      Stock     Options/     LTIP        Compen-
                         Year   Salary($)  Bonus($)   sation($)  Awards($)   SARs(#)    Payouts($)   sation($)
                         ----   --------   --------   --------   --------   ---------   ---------    --------
Jason M. Genet,          2002   $    -0-   $    -0-   $    -0-   $    -0-         -0-         -0-         -0-
President(1)

Larry Kohler,            2002   $    -0-   $    -0-   $    -0-   $    -0-         -0-         -0-         -0-
CFO(2)

Lawrence G. Olson,       2002   $    -0-   $    -0-   $    -0-   $    -0-         -0-         -0-         -0-
VP, Secretary(3)

John D. McPhilimy,       2002   $ 30,500   $    -0-   $    -0-   $ 25,000         -0-
CEO, President(4)        2001   $ 93,000   $  5,000   $    -0-   $ 21,000   2,000,000    $    -0-    $    -0-
                         2000   $ 90,000   $    -0-   $    -0-   $    -0-         -0-    $    -0-    $    -0-

Bruce D. Sandig,         2002   $ 29,063   $    -0-   $    -0-   $ 23,437         -0-
Sr. Vice President(5)    2001   $ 90,000   $  7,500   $    -0-   $ 19,688         -0-    $    -0-    $    -0-
                         2000   $ 84,000   $    -0-   $    -0-   $    -0-         -0-    $    -0-    $    -0-

Lisa R. McPhilimy,       2002   $ 15,813   $    -0-   $    -0-   $ 12,500         -0-    $    -0-    $    -0-
Chief Financial          2001   $ 48,000   $    -0-   $    -0-   $ 10,500         -0-    $    -0-    $    -0-
Officer, Secretary(6)    2000   $ 40,000   $    -0-   $    -0-   $    -0-         -0-    $    -0-    $    -0-

----------
(1)  Effective August 5, 2002.
(2)  Effective August 5, 2002.
(3)  Effective August 5, 2002.
(4)  Resigned June 7, 2002,  subject to the  requirement to deliver a Definitive
     Schedule 14C Information Statement to stockholders at least 20 days prior to effectiveness, which became effective August 5, 2002.
(5)  Resigned April 1, 2002.
(6)  Resigned April 1, 2002.

EMPLOYMENT AND RELATED AGREEMENTS

John D. McPhilimy had an employment agreement with the Company dated January 1, 2001 and commencing on July 1, 2001. The term of the agreement was three years ending in June 2004. Mr. McPhilimy's base compensation was $96,000. The agreement was terminated without cause by Mr. McPhilimy's resignation on June 7, 2002 .

Bruce D. Sandig had an employee agreement with the Company. The term of the agreement was three years ending June 2004. Mr. Sandig's base compensation was $90,000 per year. The agreement was terminated without cause by Mr. Sandig's resignation on April 1, 2002.

The Company has no employment agreements with any of its new management.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of those persons who: (i) own more than five percent of our common stock as of September 10, 2002 with the number of outstanding shares at 63,959,010; (ii) are officers or directors of the Company; and (iii) all officers and directors as a group:

                                                                    Percentage
                                                                   Beneficially
              Name                           Number of Shares        Owned(1)
              ----                           ----------------        --------
Jason M. Genet, President, Director(2)          17,250,000            27.0%
Larry Kohler, CFO, Director(2)                     169,634               *
Lawrence G. Olson, Vice President,
Secretary, Director(2)                              30,000               *
All Officers and Directors as a
group (3 people)                                17,449,634            27.3%
David W. Keaveney                               17,100,000            26.7%
3550 N. Central Avenue S-1000
Phoenix, AZ 85012

*Less than 1%.

----------
(1) Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(2)  C/o the Company's address.

1996 EQUITY INCENTIVE PLAN

On June 12, 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan") reserving 10,000,000 shares of the Company's Common Stock pursuant to which employees, consultants and other persons or entities who are in a position to make a significant contribution to the success of the Company are eligible to receive awards in the form of incentive or non-incentive options, stock appreciation rights, restricted stock or deferred stock. The 1996 Plan terminates on June 12, 2006. The 1996 Plan is administered by the Board of Directors. Restricted stock entitles the recipients to receive shares of the Company's Common Stock subject to such restriction and condition as the Compensation Committee may determine for no consideration or such considerations as determined by the Compensation Committee. Deferred stock entitles the recipients to receive shares of the Company's Common Stock in the future. As of the date hereof, 5,002,978 shares of common stock have been issued pursuant to the 1996 Plan.

1999 STOCK OPTION PLAN

On November 15, 1999, the Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan"). This plan was approved by a majority of our stockholders on January 28, 2000. The purpose of the 1999 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals. The 1999 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company. A maximum of 1,500,000 shares of the Company's common stock is reserved for issuance under stock options to be issued under the 1999 Plan. The option exercise price will be 100% of the fair market value of the Company's common stock on the date the option is granted and will be exercisable for a period not to exceed 10 years from the date of grant. As of the date hereof, no options have been issued pursuant to this plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 7, 2001, the Company entered into a Multi-Media and Corporate Imaging Agreement and, on March 5, 2002, a Supplement to that agreement, with Jason Genet, who was not then, but is now the Company's President and a Director, and David Keaveney. Pursuant to that agreement and supplement, Messrs. Genet and Keaveney provided marketing services and materials to the Company, including a marketing plan, CD Rom business cards, corporate fact sheets, and multimedia CD ROMs, to the Company in exchange for 19,600,000 shares of the Company's common stock each. The agreement and supplement have been completely fulfilled and have now terminated.

On October 2, 2001, the Company entered into a Secured Note in the original principal amount of $180,000 with interest accruing at 12% per annum with Suntine Enterprises, LLC. Larry Kohler, who was not then, but is now Chief Financial Officer and a Director of the Company, is the manager of Suntine Enterprises, LLC. The note, including payment of principal and all interest, is due on October 2, 2004 and is secured by all assets of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1(a)    Articles of Incorporation, dated May 12, 1988
     3.2(a)    Bylaws
     4.1(a)    Certificate  of  Designation  of Series A  Convertible  Preferred
               Stock, dated December 12, 1992
     4.2(a)    Certificate  of  Designation  of Series B  Convertible  Preferred
               Stock, dated December 22, 1993
     4.3(a)    Certificate  of  Designation  of Series P  Convertible  Preferred
               Stock, dated September 11, 1995
     4.4(a)    Certificate  of  Designation  of Series S  Convertible  Preferred
               Stock, dated August 28, 1995
     4.5(a)    Certificate  of  Designation  of Series C  Convertible  Preferred
               Stock, dated November 2, 1995
     4.6(a)    Certificate  of  Designation of Series D and Series E Convertible
               Preferred Stock dated August 25, 1999
     4.7(a)    Form of Warrant Agreement to debt holders, dated January 15, 1998
     4.8(a)    Form of Warrant Agreement to debt holders, dated April 8, 1998
     4.9(a)    Form of Warrant  Agreement to participants  in Private  Placement dated April 8, 1998
     4.10(b)   Pledge  Agreement dated January 11, 2001 with Dale Riker and Russ
               Ritchie
     4.11(b)   Investment Agreement dated December 13, 2000, with Swartz Private
               Equity, LLC
     4.12(b)   Merrill  Lynch  Portfolio  Reserve  Loan and  Collateral  Account
               Agreement, dated January 12, 2002
     10.1(a)   1996 Equity Incentive Plan
     10.2(a)   1999 Stock Option Plan
     10.3(c)   Employment   Agreement  dated  January  1,  2001,  with  John  D.
               McPhilimy
     10.4(c)   Employment Agreement dated July 1, 2001, with Bruce D. Sandig
     21.1(b)   Subsidiaries of the Registrant

     99.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     99.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

     None.

----------
(a) Incorporated by reference from the Company's Registration Statement on Form SB-2 dated June 19, 2000 (Registration No. 333-30368).
(b) Incorporated by reference from the Company's Registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804).
(c) Incorporated by reference from the Company's Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002.

ITEM 14  CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        DIMENSIONAL VISIONS INCORPORATED


DATED: October 9, 2002                  By: /s/ Jason M. Genet
                                            ------------------------------------
                                            Jason M. Genet, Director, President
                                            (Principal Executive Officer)


DATED: October 9, 2002                  By: /s/ Larry Kohler
                                            ------------------------------------
                                            Larry Kohler, Director, Chief
                                            Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements

     Balance Sheet                                                           F-3

     Statements of Operations                                                F-4

     Statements of Stockholders'Equity (Deficiency)                          F-5

     Statements of Cash Flows                                                F-7

     Notes to Consolidated Financial Statements                              F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Dimensional Visions Incorporated and Subsidiary (the "Company") as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Incorporated and Subsidiary as of June 30, 2002 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has financed its operations primarily through the sale of its securities. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited sales of its products, which raises substantial doubt about the Company's ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to
(1) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and (2) Seek out a sale, merger or other business combination with another entity acceptable to the Board of Directors. Management's plan concerning these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kopple & Gottlieb, LLP

KOPPLE & GOTTLIEB, LLP

Jenkintown, Pennsylvania
October 8, 2002

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002

ASSET
Current asset
  Cash                                                             $         18
                                                                   ------------
        Total current asset                                                  18
                                                                   ------------
        Total asset                                                $         18
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
 Short-term borrowings                                                  632,320
 Accounts payable, accrued expenses and other liabilities               427,230
                                                                   ------------
        Total current liabilities                                     1,059,550
                                                                   ------------


        Total liabilities                                             1,059,550
                                                                   ------------

Commitments and contingencies                                                --

Stockholders' deficiency
  Preferred stock - $.001 par value, authorized 10,000,000 shares;
   issued and outstanding 524,044 shares                                    524
  Additional paid-in capital                                            908,894
                                                                   ------------
                                                                        909,418
  Common stock - $.001 par value, authorized 100,000,000 shares;
   issued and outstanding 63,959,010                                     63,959
  Additional paid-in capital                                         22,371,393
  Deficit                                                           (24,404,302)
                                                                   ------------

        Total stockholders' deficiency                               (1,059,532)
                                                                   ------------
        Total liabilities and stockholders' deficiency             $         18
                                                                   ============

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                     2002              2001
                                                  -----------       -----------


Operating revenue                                 $   131,946       $   234,347
Cost of sales                                          30,499           162,132
                                                  -----------       -----------

Gross profit                                          101,447            72,215
                                                  -----------       -----------

Operating expenses
  Engineering and development costs                   101,109           243,451
  Marketing expenses                                  747,805           275,885
  General and administrative expenses                 512,013           542,531
                                                  -----------       -----------

        Total operating expenses                    1,360,927         1,061,867
                                                  -----------       -----------

Loss before other income (expenses)                (1,259,480)         (989,652)
                                                  -----------       -----------
Other income (expenses)
  Interest expense                                   (104,773)          (72,544)
  Interest income                                          --             2,421
  Loss on disposal of assets and
  capitalized lease termination                      (151,521)
                                                  -----------       -----------

        Other expenses net                           (256,294)          (70,123)
                                                  -----------       -----------

Net loss                                           (1,515,774)       (1,059,775)

Dividends in arrears on preferred stock               (95,325)          (84,775)
                                                  -----------       -----------

Net Loss available to common shareholders         $(1,611,099)      $(1,144,550)
                                                  ===========       ===========
Loss per share
  Basic and diluted loss per common share         $      (.05)      $      (.11)
                                                  ===========       ===========

Shares used in computing net loss per share        30,237,523         9,986,077
                                                  ===========       ===========

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JUNE 30, 2002 AND 2001

                               Preferred Stock                       Common Stock
                              ------------------   Additional    ---------------------    Additional
                               ($.001 Par Value)    Paid-in        ($.001 Par Value)        Paid-in
                               Shares     Amount    Capital       Shares        Amount      Capital       Deficit         Total
                              ---------   ------   ----------    ---------      ------    -----------   ------------   -----------
Balance, July 1, 2000         1,146,044   $1,146   $1,474,295    8,934,916      $8,935    $20,885,581   $(21,828,753)  $   541,204

Exercise     of     153,462
warrants     to    purchase
153,462   shares   of   the
Company's  common  stock at
$.10 per share                       --       --           --      153,462         153         15,193             --        15,346

Exercise of 73,750 warrants
to purchase  73,750  shares
of  the  Company's   common
stock  at  $.50  per  share
along     with      112,375
additional  shares  of  the
Company's  common stock per
the  inducement to exercise
offer                                --       --           --      186,125         186         30,470             --        36,875

Exercise     of     250,000
warrants     to    purchase
250,000   shares   of   the
Company's  common  stock at
$.25 per share  along  with
59,832 additional shares of
the Company's common  stock
per   the   inducement   to
exercise offer                       --       --           --      309,832         310         61,847             --        55,937

Conversion    of    184,500
shares Series D convertible
preferred  stock  valued at
$166,050    into    369,000
shares  of  the   Company's
common stock                   (184,500)    (184)    (165,867)     369,000         369        165,681             --            --

Conversion    of    400,000
shares Series E convertible
preferred  stock  valued at
$366,222    into    400,000
shares  of  the   Company's
common stock                   (400,000)    (400)    (365,822)     400,000         400        365,822             --            --

Issuance  of 39,300  shares
of  the  Company's   common
stock  in  connection  with
the  guarantee  of the line
of credit                            --       --           --       39,300          39          7,919             --         7,958

Issuance     of     581,500
warrants     to    purchase
581,500   shares   of   the
Company's  common  stock at
prices  ranging  from $.135
to  $.2656  per share for a
three   year    period   in
connection with the line of
credit  due   January   12,
2002.  Black Scholes option
pricing  model  was used to
value the warrants                   --       --           --           --          --         71,048             --        71,048

Issuance    of    4,900,000
warrants  to  purchase  the
Company's  common  stock at
$.125 per share  commencing
January    2008    to   the
officers  and  employees of
the Company                          --       --           --           --          --             --             --            --

                 DIMENSIONAL VISIONS INCORPORATED AD SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIENCY) (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AN 2001

                               Preferred Stock                       Common Stock
                              ------------------   Additional    ---------------------    Additional
                               ($.001 Par Value)    Paid-in        ($.001 Par Value)        Paid-in
                               Shares     Amount    Capital       Shares        Amount      Capital       Deficit         Total
                              ---------   ------   ----------    ---------      ------    -----------   ------------   -----------
Issuance    of    1,190,000
warrants  to  purchase  the
Company's  common  stock at
$.15 per  share  commencing
October 2007 in  connection
with  the  Swartz   Private
Equity investment agreement          --       --           --           --          --             --             --            --

Issuance     of     119,000
warrants  to  purchase  the
Company's  common  stock at
$.125 per share  commencing
March  2008  in  connection
with  the  Swartz   Private
Equity investment agreement          --       --           --           --          --             --             --            --

Net loss                             --       --           --           --          --             --     (1,059,775)   (1,059,775)
                              ---------   ------   ----------   ----------     -------    -----------   ------------   -----------
Balance, June 30, 2001          561,544   $  562   $  942,606   10,392,635     $10,392    $21,603,561   $(22,888,528)  $  (331,407)
                              =========   ======   ==========   ==========     =======    ===========   ============   ===========

Balance, July 1, 2001           561,544   $  562   $  942,606   10,392,635     $10,392    $21,603,561   $(22,888,528)  $  (331,407)

Issuance of 8,000  warrants
to purchase 8,000 shares of
the Company's  common stock
at  $.13  per  share  for a
three-year     period    in
connection with the line of
credit  due   January   12,
2002.  Black Scholes option
pricing  model  was used to
value the warrants                   --       --           --           --          --            901             --           901

Issuance of  1,488,000   of
The Company's  common stock
to consultants due services
valued at $166,000                   --       --           --    1,488,000       1,488        164,512             --       166,000

Conversion of 37,500 shares
series    D     convertible
preferred  stock  valued at
$33,750 into 75,000  shares
of  the  Company's   common
stock                           (37,500)     (38)     (33,712)      75,000          75         33,675             --            --

Issuance    of    6,000,000
Shares   of  the  Company's
common stock do consultants
for   services   valued  at
$277,500                             --       --           --    6,000,000       6,000        271,500             --       277,500

Sale  of  150,000 shares of
the  Company's common stock
at $.10 per share                    --       --           --      150,000         150         14,850             --        15,000

Issuance    of    8,290,000
shares   of  the  Company's
common stock to consultants
for services valued at
$98,560                              --       --           --    8,290,000       8,290         90,270             --        98,560

Issuance    of    3,363,375
Shares   of  the  Company's
common  stock  to employees
to  settle  accrued payroll
valued at $67,188                    --       --           --    3,363,375       3,364         63,824             --        67,188

Issuance    of   34,200,000
shares   of  the  Company's
common stock to consultants
for   services   valued  at
$162,500                             --       --           --   34,200,000      34,200        128,300             --       162,500

Net loss                             --       --           --           --          --             --     (1,515,774)   (1,515,774)
                              ---------   ------   ----------   ----------     -------    -----------   ------------   -----------

Balance, June 30, 2002          524,044   $  524   $  908,894   63,959,010     $63,959    $22,371,393   $(24,404,302)  $(1,059,532)
                              =========   ======   ==========   ==========     =======    ===========   ============   ===========

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                          2002                2001
                                                                       -----------         -----------
Operating activities
  Net loss                                                             $(1,515,774)        $(1,059,775)
  Adjustments to reconcile net loss to net cash
    used in operating activities
   Loss on disposal of assets and capitalized lease termination            151,521                  --
   Consulting service paid through issuance of common stock                704,560                  --
   Depreciation and amortization of property and equipment                  37,154              51,361
   Amortization of debt discount                                            46,763              33,143
   Amortization of other assets and deferred costs                         157,223             125,192
   Security deposit used to pay rent                                         4,100                  --
   Changes in assets and liabilities which provided (used) cash
    Accounts receivable, trade                                               8,614             341,879
    Prepaid supplies and expenses                                            4,224               5,002
    Accounts payable, accrued expenses and other liabilities               168,855            (221,432)
                                                                       -----------         -----------
Net cash used in operating activities                                     (232,760)           (724,630)
                                                                       -----------         -----------
Investing activities
  Payment of obligations under capital lease                               (32,169)            (39,651)
  Purchase of equipment                                                         --              (3,585)
                                                                       -----------         -----------
Net cash used in investing activities                                      (32,169)            (43,236)
                                                                       -----------         -----------

Financing activities
   Sale of common stock                                                     15,000                  --
    Proceeds from exercise of warrants, net of conversion costs
     of $6,562                                                                  --             108,160
   Short term borrowings                                                   247,320             385,000
                                                                       -----------         -----------
Net cash provided by financing activities                                  263,320             493,160
                                                                       -----------         -----------

Net decrease in cash and cash equivalents                                   (1,609)           (274,706)
Cash and cash equivalents, beginning of year                                 1,627             276,333
                                                                       -----------         -----------

Cash, end of year                                                      $        18         $     1,627
                                                                       ===========         ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                               $    12,315         $    24,436
                                                                       ===========         ===========
  Issuance of common stock in connection
    with consulting services                                           $   704,560         $        --
                                                                       ===========         ===========

Supplemental disclosure of non-cash investing and financing activities for fiscal year 2002:

     The Company issued 75,000 shares of the Company's common stock in connection with the conversion of Series D convertible preferred stock valued at $33,750

     The Company issued 49,978,000 shares of the Company's common stock to consultants for services rendered valued at $704,560.

     The Company issued 3,363,375 shares of the Company's common stock to settle accrued payroll liability valued at $67,188

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2002 AND 2001


Note 1:   Summary of Significant Accounting Policies

          DESCRIPTION OF BUSINESS, FINANCING AND BASIS OF FINANCIAL STATEMENT PRESENTATION

          Dimensional   Visions   Incorporated  (the  "Company"  or  "DVI")  was
          incorporated in Delaware on May 12, 1988. The Company produces and markets lithographically printed stereoscopic and animation print products.

          The Company, through its wholly-owned subsidiary, InfoPak, Inc., developed a data delivery system that provides end users with specific industry printed materials by way of a portable hand-held reader. Data is acquired electronically from the data provided by mainframe systems and distributed through a computer network to all subscribers.

          The Company has financed its operations primarily through the sale of its securities. The Company has had limited sales of its products during the years ended June 30, 2002 and 2001. The volume of business is not nearly sufficient to support the Company's cost structure Accordingly during April 2002 the Company ceased its present operations.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company has incurred losses since inception of $24,404,302 and has a working capital deficiency of $1,059,532 as of June 30, 2002. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve a sale, merger, or other business combination with another entity acceptable to the board of directors. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining financing, a sale, merger, or other business combination with another entity, and (c) negotiating a settlement of various obligations in order to position the company for a sale, merger, or business combination.

          The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at June 30, 2002, is not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern.

          Further, there can be no assurances, that the Company will achieve a sale, merger, or other business combination with another entity. In the event the Company is not able to accomplish a sale, merger, or other business combination with another entity, it may cease its operations and/or seek protection under the bankruptcy laws.

          CONSOLIDATION POLICY

          The consolidated financial statements include the accounts of DVI and its wholly-owned subsidiary, InfoPak,Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001


Note 1:   Summary of Significant Accounting Policies (continued)

          EQUIPMENT, DEPRECIATION AND AMORTIZATION

          Equipment was stated at cost. Depreciation, which included amortization of assets under capital lease was provided by the use of the straight-line method over the estimated useful lives of the assets as follows:

               Equipment                               5-7 years
               Furniture and fixtures                  5 years

          PATENT RIGHTS

          Costs incurred to acquire patent rights and the related technology were amortized over the shorter of the estimated useful life or the remaining term of the patent rights. In the event that the costs of patent rights and/or acquired technology are abandoned, the write-off will be charged to expenses in the period the determination is made to abandon them.

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

          LOSS PER SHARE

          Basic and diluted loss per common share is calculated using the Weighted average number of common shares outstanding during the period. There are no dilutive effects from outstanding options, warrants and convertible securities on the weighted average number of common shares outstanding.

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001


Note 1:   Summary of Significant Accounting Policies (Continued)

          CONCENTRATION OF CREDIT RISK

          The Company was subject to credit risk through trade receivables. The Company relied on a limited number of customers for its sales. The Company during April 2002 ceased building a customer base for its products and, therefore, the degree of risk no longer exists until the Company redirects itself.

          The Company also relied on several key vendors to supply plastics and printing services. Although there are a limited number of vendors capable of fulfilling the Company's needs, the Company believes that other vendors could provide for the Company's needs on comparable terms. Abrupt changes could, however, cause a delay in processing and a possible inability to meet sales commitments on schedule, or a possible loss of sales, which would affect operating results adversely.

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

          The Company maintains its cash in banks located in Arizona. The total cash balances are insured by the FDIC up to $100,000 per financial institution.

Note 3:   Accounts Payable, Accrued Expenses and Other Liabilities

               Accounts payable                             $365,463
               Accrued expense
               Accrued Interest                               45,695
               Salaries                                       16,072
                                                            --------

                    Total                                   $427,230
                                                            ========

Note 4:   Short-Term Borrowings

          On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. The outstanding debt as of June 30, 2001 was $385,000 and on July 2, 2001 an additional $8,000 was borrowed. The terms of the line of credit are for one year with an interest rate of the 3-mont LIBOR rate, plus 2.5%. Interest payments are calculated and due monthly, and the principal balance is due on January 13, 2002. The outstanding debt may also be assumed by the stockholders at a rate of three shares of Dimensional Visions' common stock for every dollar assumed.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001


Note 4:   Short-Term Borrowings (continued)

          As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group.

          In connection with the guarantee by the investor group, the Company issued 39,300 restricted shares of its common stock, valued at $7,958, 196,500 commitment warrants at fair market value {$.266 per share} and 385,000 usage warrants at 75% of fair market value (ranging from $.113 to $.218 per share). The warrants were valued using Black-Scholes option pricing model at $71,948.

          Accordingly, the line of credit was discounted for the value allocated to the stock and warrants. As of June 30, 2002 and 2001, the additional interest expense of $46,763 and $33,143 was recorded for each of the years.

          On January 29, 2002 Merrill Lynch declared the loan in default and accordingly, during January and February 2002 the loan was paid off by the investor Group plus accrued interest. The investor group paid Merrill Lynch $399,053 which included $6,053 of interest. The loan balance as of June 30, 2002, which is due to the investor group is $399,053 plus accrued interest of approximately $17,000 through June 30, 2002 calculated at 10% per annum.

          During July and August of 2001 the Company borrowed $45,000 and issued a 14% convertible debenture for $25,000 due in October 2001 and issued a 12% convertible debenture for $20,000 due in February 2002. Both debentures are in default under the terms of the debenture agreement. The Company continues to accrue interest on these obligations. The debentures are convertible into 360,000 shares of the Company's common stock at $.125 per share.

          During September and October 2001 the Company borrowed $180,000 from a limited liability company and signed a 12% secured note that pledged the assets of the Company as collateral for the loan. The note was originally due on October 2, 2004 along with all unpaid accrued interest. Under the terms of the secured note the obligation was declared in default as a result of its insolvency. The Company continues to accrued interest under this obligation.

          During January 2002 the company borrowed $8,267 from an individual and no repayment terms have been established at this time.

Note 5:   Leases

          The Company leased certain equipment under a master lease agreement, which are classified as capital leases. The equipment leases have a five year term with an option to acquire the equipment for $1 at the end of the lease term. The equipment was repossessed during April 2002 and the capitalized leases were written off, as well as, the related lease obligation. Included in accounts payable is approximately
          $68,300 to the leasers on these obligations. The Company was also evicted from its office facility during April 2002 and no additional obligation was recorded (see note 6). As a result of the disposal of equipment and lease repossessions the Company recorded a loss of Approximately $151,500.

          The Company's rental expense for operating leases was approximately $44,383 and $60,615 for the years ended June 30, 2002 and 2001, respectively.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001


Note 6:   Commitments and Contingencies

          There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

          The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2002 was approximately $95,325.

          The Company's lease obligation under the remaining lease term through December 2003 is approximately $70,000. Management is currently negotiating a release from the landlord.

Note 7:   Common Stock

          As of June 30, 2002, there are outstanding 9,586,242 non-public warrants and options to purchase the Company's common stock at prices ranging from $.01 to $2.00 with a weighted average price of $.21 per share.

          As of June 30, 2002, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 888,818 shares of common stock (see Note 8).

          As of June 30, 2002, there are convertible debentures outstanding that can be converted to 360,000 shares of common Stock (see note 4) and the investor group can also convert the outstanding loan to 1,197,159 shares of common stock at an exchange rate of three shares for every dollar.

          On December 13, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement provides for the Company to issue and sell up to $20 million of the Company's common stock to Swartz, subject to a formula based on stock price and trading volume for a three year period beginning July 10, 2001 on the date that the registration statement was declared effective. For each common stock share put to Swartz, the Company will receive the lessor of 91% of the market or the market price less $.075.

          The total number of shares of the Company's common stock that would have been issued upon conversion of the outstanding warrants, options, preferred stock and loans converted equaled 12,032,219 shares as of June 30, 2002, and would be in addition to the 63,959,010 shares of common stock outstanding as of June 30, 2002.

Note 8:   Preferred Stock

          The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued outstanding:

                                             Allocated           Outstanding
                                             ---------           -----------
            Series A Preferred                 100,000               15,500
            Series B Preferred                 200,000                3,500
            Series C Preferred               1,000,000               13,404
            Series D Preferred                 375,000              130,000
            Series E Preferred               1,000,000              275,000
            Series P Preferred                 600,000               86,640
                                             ---------            ---------
            Total Preferred Stock            1,900,000              524,044
                                             =========            =========

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001


Note 8:   Preferred Stock (continued)

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

Note 9:   Stock Option Plan and Equity Incentive Plan

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

          As of June 30, 2002, no stock options have been granted under this plan.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001


Note 9:   Stock Option Plan and Equity Incentive Plan (continued)

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

          Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. As of June 30, 2002 and 2001, no options or SAR's have been granted.

          If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                        2002           2001
                                                     -----------    -----------
          Net Loss available to common shareholders  $(1,611,099)   $(1,144,550)
          Net Loss - pro forma                       $(1,611,099)   $(1,852,969)
          Net Loss per share - as reported           $      (.05)   $      (.11)
          Net Loss per share - pro forma             $      (.05)   $      (.19)

          The weighted-average fair value at the date of grant for options granted in 2001 was $.13. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model. The following weighted average assumptions were used: no dividends; expected volatility factor of 133% for 2001 and 140% for 2000; risk-free interest of 5%; and an expected life of five years. The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001


Note 10:  Income Taxes

          The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2002 were as follows:

               Deferred tax assets:
                 Goodwill                                  $   228,000
                 Net operating loss carryforwards            7,848,000
                                                           -----------
                                                             8,076,000
                                                           -----------

               Net deferred tax asset                        8,076,000
               Valuation allowance                          (8,076,000)
                                                           -----------

               Net deferred tax asset reported             $        --
                                                           ===========

          The change in valuation allowance for the year ended June 30, 2002 was increased by approximately $804,000.

          There was no provision for current income taxes for the years ended June 30, 2002 and 2001.

          The  federal  net  operating  loss   carryforwards   of  approximately
          $21,343,000 expires in various years through 2022. In addition the Company has state carryforwards of approximately $6,572,000.

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