Form 10QSB
period 2002-09-30
DIMENSIONAL VISIONS INC/ DE
filed 2002-11-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2002, the number of shares of Common Stock issued and outstanding was 63,959,010.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        DIMENSIONAL VISIONS INCORPORATED

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements

         Balance Sheet - September 30, 2002 and June 30, 2002                1

         Statement of Operations - For the three months
         ended September 30, 2002 and 2001                                   2

         Statement of Cash Flows - For the three months
         ended September 30, 2002 and 2001                                   3

         Notes to Financial Statements                                       4

         Item 2. Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                        8

         Item 3. Controls and Procedures                                     9

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                          10
         Item 2. Changes in Securities                                      10
         Item 3. Defaults Upon Senior Securities                            10
         Item 4. Submission of Matters to a Vote of Security Holders        10
         Item 5. Other Information                                          10
         Item 6. Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                                  11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30,     June 30,
                                                                   2002            2002
                                                               ------------    ------------
                                                                    (Unaudited)
                                     ASSETS
Current assets
  Cash                                                         $        -0-              18
                                                               ------------    ------------
Total current assets                                                    -0-              18
                                                               ------------    ------------
Total assets                                                   $        -0-    $         18
                                                               ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
  Short-term borrowings                                             632,520         632,320
  Accounts payable, accrued expenses and other liabilities          470,419         427,230
                                                               ------------    ------------
Total current liabilities                                         1,102,939       1,059,550
                                                               ------------    ------------

Total liabilities                                                 1,102,939       1,059,550
                                                               ------------    ------------
Commitments and contingencies                                            --              --

Stockholders' deficiency
  Preferred stock - $.001 par value, authorized
    10,000,000 shares; issued and outstanding - 524,044
    shares at September 30, 2002 and at June 30, 2002                   524             524
  Additional paid-in capital                                        908,894         908,894
                                                               ------------    ------------
                                                                    909,418         909,418
  Common stock - $.001 par value, authorized 100,000,000
    shares; issued and outstanding 63,959,010 shares at
    September 30, 2002 and June 30, 2002                             63,959          63,959
  Additional paid-in capital                                     22,371,393      22,371,393
  Deficit                                                       (24,447,709)    (24,404,302)
                                                               ------------    ------------

Total stockholders' deficiency                                   (1,102,939)     (1,059,532)
                                                               ------------    ------------
Total liabilities and stockholders' deficiency                 $        -0-    $         18
                                                               ============    ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

Operating revenue                                  $        -0-    $     43,299
Cost of sales                                               -0-          22,561
                                                   ------------    ------------

Gross profit                                                -0-          20,738
                                                   ------------    ------------
Operating expenses
  Engineering and development costs                          --          43,195
  Marketing expenses                                         --         132,137
  General and administrative expenses                    25,803         144,132
                                                   ------------    ------------

Total operating expenses                                 25,803         319,464
                                                   ------------    ------------

Loss before other income (expenses)                     (25,803)       (288,726)
                                                   ------------    ------------
Other income (expenses)
  Interest expense                                      (17,604)        (34,394)
                                                   ------------    ------------

Net loss                                           $    (43,407)   $   (333,120)
                                                   ============    ============

Net loss per share of common stock                 $      (.001)   $       (.03)
                                                   ============    ============
Weighted average shares of common stock
 outstanding                                         63,959,010      11,240,439
                                                   ============    ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2002         2001
                                                         ---------    ---------
Cash flows from operating activities
  Net loss                                               $ (43,407)   ($333,120)
  Total adjustments to reconcile net loss
    to net cash used in operating activities                43,189      268,387
                                                         ---------    ---------
Net cash used in operating activities                         (218)     (64,733)
                                                         ---------    ---------
Cash flows from financing activities
  Short term borrowings                                        200       53,000
  Long term borrowings                                          --       25,000
                                                         ---------    ---------
Net cash provided by financing activities                      200       78,000
                                                         ---------    ---------

Net increase (decrease) in cash                                (18)      13,267
Cash, beginning                                                 18        1,627
                                                         ---------    ---------
Cash, ending                                             $     -0-    $  14,894
                                                         =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest               $      --    $      --
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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2002, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended September 30, 2002 and 2001 are unaudited. The financial statements for the period ended September 30, 2002 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2003.

The Company has incurred losses since inception of $24,447,709 and has a working capital deficiency of $1,102,939 as of September 30, 2002.

As a result of the decline in revenue, the Company has reduced its fixed overhead costs by reducing the number of personnel. All employees of the Company have either resigned or been laid off except for the three officers of the Company who are working without compensation. In addition the Company has vacated its prior leased premises and is currently operating out of office space owned by Larry Kohler, our Chief Financial Officer and Director, at no charge to the Company.

NOTE 2. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                          September 30,     June 30,
                                              2002            2002
                                            --------        --------
     Accounts payable                       $391,049        $365,463
     Salaries                                 16,072          16,072
     Accrued Interest                         63,298          45,695
                                            --------        --------
     Total                                  $470,419        $427,230
                                            ========        ========

NOTE 3. SHORT-TERM BORROWINGS

On January 29, 2002, Merrill Lynch declared the line of credit in default and accordingly, during January and February 2002 the loan was paid off by an investor group of existing stockholders as guarantors of the line of credit plus accrued interest. The investor group paid Merrill Lynch $399,053 which included $6,053 of interest. The loan balance as of June 30, 2002, which is due to the investor group is $399,053 plus accrued interest of approximately $17,000 through June 30, 2002 calculated at 10% per annum. The loan balance as of September 30, 2002 increased by $200 to $399,253 and the Company continues to accrue interest on this obligation at 10% per annum.

During July and August 2001, the Company borrowed $45,000 and issued a 14% convertible debenture for $25,000 due in October 2001 and issued a 12% convertible debenture for $20,000 due in February 2002. Both debentures are in default under the terms of the debenture agreement. The Company continues to accrue interest on these obligations. The debentures are convertible into 360,000 shares of the Company's common stock at $.125 per share.

During September and October 2001 the Company borrowed $180,000 from a limited liability company and signed a 12% secured note that pledged the assets of the Company as collateral for the loan. The note was originally due on October 2, 2004 along with all unpaid accrued interest. Under the terms of the secured note the obligation was declared in default as a result of its insolvency. The Company continues to accrue interest under this obligation.

During January 2002 the Company borrowed $8,267 from an individual and no repayment terms have been established at this time.

As of September 30, 2002, the accrued interest on the above obligations increased by approximately $17,600.

NOTE 4. COMMITMENTS AND CONTINGENCIES

There are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 2002, was approximately $95,325.

NOTE 5. COMMON STOCK

As of September 30, 2002, there are outstanding 9,791,243 of non-public warrants to purchase the Company's common stock at prices ranging from $0.01 to $2.00 with a weighted average price of $0.21 per share.

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

NOTE 6. PREFERRED STOCK

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                    Allocated               Outstanding
                                    ---------       -------------------------
                                                    September 30,    June 30,
                                                        2002           2002
                                                       -------       -------
     Series A Preferred               100,000           15,500        15,500
     Series B Preferred               200,000            3,500         3,500
     Series C Preferred             1,000,000           13,404        13,404
     Series D Preferred               375,000          130,000       130,000
     Series E Preferred             1,000,000          275,000       275,000
     Series P Preferred               600,000           86,640        86,640
                                    ---------          -------       -------
     Total Preferred Stock          3,375,000          524,044       524,044
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

NOTE 7. INCOME TAXES

There was no provision for current income taxes for the three months ended September 30, 2002 and 2001.

The federal net operating loss carry forwards of approximately $21,386,000 expire in varying amounts through 2022. In addition the Company has state carryforwards of approximately $6,615,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months ended September 30, 2002 and 2001. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

RESULTS OF OPERATIONS

The net loss for the quarter ended September 30, 2002, was $43,407 compared with a net loss of $333,120 for the fiscal quarter ended September 30, 2001. General and administrative expenses decreased in the quarter ended September 30, 2002 by approximately $118,329 over the quarter ended September 30, 2001. This decrease was due to the elimination of all non critical administrative activities. Marketing expenses decreased from $132,137 during the three months ended September 30, 2001 to none during the three months ended September 30, 2002 as a result of the termination of all of the Company's independent sales force and elimination of marketing activity. The Company's engineering expenses for the fiscal year ended September 30, 2002 decreased by approximately $43,195 over the same period last year, as a result of a decline in business and lack of funding.

There was no revenue for the three months ended September 30, 2002, compared to revenue of $43,299 for the three months ended September 30, 2001, as the Company ceased all marketing and sales activity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company collected nothing in accounts receivable during the three months ended September 30, 2002. All the cash received and on hand was used to support operations.

On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. The Company no longer has access to any financing under this line of credit. As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay. The guarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company. The outstanding debt to the guarantors, Russell Ritchie and Dale Riker, as of September 30, 2002 was $399,053.

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

In 2001, the Company received $25,000 on a 14% convertible debenture from a stockholder. Payment of principal and interest was due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of September 30, 2002, the Company has not repaid the debenture and the holder has not converted.

In 2001, the Company received $20,000 on a 12% convertible debenture. Payment of principal and interest was due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of September 30, 2002, the Company has not repaid the debenture and the holder has not converted.

In 2001, the Company received $180,000 on a secured note. The note required no principal or interest payments until the maturity date of the note. The assets of the Company were pledged as collateral for the loan. In mid-2002, the Company failed to make its payments due on its premises lease and the landlord of the premises locked the doors. Some of the Company's equipment was repossessed by the lessors and the remainder of the Company's equipment and other tangible assets were disposed of by the landlord. Due to the loss of the Company's tangible assets, and it current financial condition, this note is now in default.

The Company's financial position is precarious. Unless we are able to acquire additional debt or equity financing to cover ongoing operating costs and satisfy liabilities, or sell the Company, merge with, or acquire another operating entity or other business combination, we may not be able to continue as a going concern. The probability of obtaining financing is unlikely at this time. Therefore, current management of the Company is reevaluating the Company's prospects and considering the Company's options, such as a sale, purchase, merger, or other business combination. If the Company does not obtain financing, a buyer, merger, or some other business combination, it may be forced to file bankruptcy.

ITEM 3. CONTROLS AND PROCEDURES

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. The following Exhibits are filed herein:

     No.        Title
     ---        -----

     99.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2. Reports on Form 8-K filed: None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        DIMENSIONAL VISIONS INCORPORATED


DATED: November 13, 2002                By: /s/ Jason M. Genet
                                            ------------------------------------
                                            Jason M. Genet, President
                                            (Principal Executive Officer)



DATED: November 13, 2002                By: /s/ Larry Kohler
                                            ------------------------------------
                                            Larry Kohler, Chief Financial
                                            Officer (Principal Financial Officer
                                            and Principal Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Dimensional Visions Incorporated (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jason M. Genet, President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I have reviewed the Report;

     (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

     (4)  I and the other certifying officers of the Company:

          a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;

          b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

          c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

          d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

     (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Jason M. Genet
------------------------
Jason M. Genet,
President
November 13, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Dimensional Visions Incorporated (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry Kohler, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I have reviewed the Report;

     (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

     (4)  I and the other certifying officers of the Company:

          a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;

          b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

          c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

          d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

     (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Larry Kohler
-----------------------------
Larry Kohler
Chief Financial Officer
November 13, 2002