Form 10QSB
period 2002-12-31
DIMENSIONAL VISIONS INC/ DE
filed 2003-02-19
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 10, 2003, the number of shares of Common Stock issued and outstanding was 63,959,010.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        DIMENSIONAL VISIONS INCORPORATED

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL  INFORMATION

         Item 1. Financial Statements

         Balance Sheet - December 31, 2002 and June 30, 2002                 3

         Statement of Operations - For the three and six months
         ended December 31, 2002 and 2001                                    4

         Statement of Cash Flows - For the six months
         ended December 31, 2002 and 2001                                    5

         Notes to Financial Statements                                       6

         Item 2. Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                        9

         Item 3. Controls and Procedures                                     12

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                           12
         Item 2. Changes in Securities                                       12
         Item 3. Defaults Upon Senior Securities                             12
         Item 4. Submission of Matters to a Vote of Security Holders         12
         Item 5. Other Information                                           12
         Item 6. Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                   13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               December 31,      June 30,
                                                                   2002            2002
                                                               ------------    ------------
                                                               (Unaudited)
                                     ASSETS
Current assets
  Cash                                                         $        -0-              18
                                                               ------------    ------------
Total current assets                                                    -0-              18
                                                               ------------    ------------
Total assets                                                   $        -0-    $         18
                                                               ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Short-term borrowings                                             632,520         632,320
  Accounts payable, accrued expenses and other liabilities          495,950         427,230
                                                               ------------    ------------
Total current liabilities                                         1,128,470       1,059,550
                                                               ------------    ------------

Total liabilities                                                 1,128,470       1,059,550
                                                               ------------    ------------
Commitments and contingencies                                            --              --

Stockholders' deficiency
  Preferred stock - $.001 par value,
    authorized 10,000,000 shares; issued and
    outstanding - 524,044 shares at December 31, 2002
    and at June 30, 2002                                                524             524
  Additional paid-in capital                                        908,894         908,894
                                                               ------------    ------------
                                                                    909,418         909,418
  Common stock - $.001 par value, authorized
    100,000,000 shares; issued and outstanding
    63,959,010 shares at December 31, 2002 and
    June 30, 2002                                                    63,959          63,959
  Additional paid-in capital                                     22,371,393      22,371,393
  Deficit                                                       (24,473,240)    (24,404,302)
                                                               ------------    ------------

Total stockholders' deficiency                                   (1,128,470)     (1,059,532)
                                                               ------------    ------------
Total liabilities and stockholders' deficiency                 $        -0-    $         18
                                                               ============    ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended              Six Months Ended
                                                     December 31,                    December 31,
                                            ----------------------------    ----------------------------
                                                2002            2001            2002            2001
                                            ------------    ------------    ------------    ------------
Operating revenue                           $        -0-    $     38,589    $        -0-    $     81,888
Cost of sales                                        -0-           7,938             -0-          30,499
                                            ------------    ------------    ------------    ------------

Gross profit                                         -0-          30,651             -0-          51,389
                                            ------------    ------------    ------------    ------------
Operating expenses
  Engineering and development costs                   --          41,241                          85,686
  Marketing expenses                                  --         494,863                         627,000
  General and administrative
   Expenses                                        7,928         130,067          33,731         272,416
                                            ------------    ------------    ------------    ------------

Total operating expenses                           7,928         666,171          33,731         985,102
                                            ------------    ------------    ------------    ------------
Loss before other
 income (expenses)                                (7,928)       (635,520)        (33,731)        933,713)
                                            ------------    ------------    ------------    ------------
Other income (expenses)
  Interest expense                               (17,604)        (35,447)        (35,207)        (69,841)
                                            ------------    ------------    ------------    ------------

Net loss                                    $    (25,532)   $   (670,967)        (68,938)     (1,003,554)
                                            ============    ============    ============    ============
Net loss per share of common stock          $        -0-    $       (.05)   $      (.001)   $       (.08)
                                            ============    ============    ============    ============
Weighted average shares of common
 Stock outstanding                            63,959,010      13,161,831      63,959,010      12,201,135
                                            ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                           December 31,
                                                    --------------------------
                                                        2002           2001
                                                    -----------    -----------
Cash flows from operating activities
  Net loss                                          $   (68,938)   $(1,003,504)
  Total adjustments to reconcile net loss
    to net cash used in operating activities             68,720        771,891
                                                    -----------    -----------
Net cash used in operating activities                      (218)      (231,663)
                                                    -----------    -----------
Cash flows from financing activities
  Short term borrowings                                     200         53,000
  Long term borrowings                                       --        180,000
  Payment of obligations under capitol lease                -0-        (15,365)
  Proceeds from exercise of Warrants                        -0-         15,000
                                                    -----------    -----------
Net cash provided by financing activities                   200        232,635
                                                    -----------    -----------

Net increase (decrease) in cash                             (18)           972
Cash, beginning                                              18          1,627
                                                    -----------    -----------
Cash, ending                                        $       -0-    $     2,599
                                                    ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest          $        --    $     5,371
                                                    ===========    ===========

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

During the six months ended December 31, 2001, the company issued 7,488,000 shares of the companies common stock for consulting services valued at $466,012.

            See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2002, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended December 31, 2002 and 2001 are unaudited. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30,2003.

The Company has incurred losses since inception of $24,473,240 and has a working capital deficiency of $1,128,470 as of December 31, 2002.

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

NOTE 2. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                          December 31,      June 30,
                                              2002            2002
                                            --------        --------
     Accounts payable                       $398,976        $365,463
     Salaries                                 16,072          16,072
     Accrued Interest                         80,902          45,695
                                            --------        --------
     Total                                  $495,950        $427,230
                                            ========        ========

NOTE 3. SHORT-TERM BORROWINGS

On January 29, 2002, Merrill Lynch declared the line of credit in default and accordingly, during January and February 2002 the loan was paid off by an investor group of existing stockholders as guarantors of the line of credit plus accrued interest. The investor group paid Merrill Lynch $399,053 which included $6,053 of interest. The loan balance as of June 30, 2002, which is due to the investor group is $399,053 plus accrued interest of approximately $17,000 through June 30, 2002 calculated at 10% per annum. The loan balance as of December 31, 2002 increased by $200 to $399,253 and the Company continues to accrue interest on this obligation at 10% per annum.

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

During January 2002 the Company borrowed $8,267 from an individual and norepayment terms have been established at this time.

As of December 31, 2002, the accrued interest on the above obligations increased by approximately $35,200.

NOTE 4. COMMITMENTS AND CONTINGENCIES

There are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 2002, was approximately $95,325.

NOTE 5. COMMON STOCK

As of December 31, 2002, there are outstanding 9,791,243 of non-public warrants to purchase the Company's common stock at prices ranging from $0.01 to $2.00 with a weighted average price of $0.21 per share.

During the six months ended December 31, 2001, the Company issued 75,000 shares its Common Stock as a result of the conversion of 37,500 shares of Series D Convertible Preferred Stock.

During six months ended December 31, 2001, the Company issued 7,488,000 shares of the Company's common stock for consulting services valued at $466,012.

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

NOTE 6. PREFERRED STOCK

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                        Outstanding
                                   ----------------------
                                   December 31,  June 30,
                        Allocated     2002         2002
                        ---------   ---------   ---------
Series A Preferred        100,000      15,500      15,500
Series B Preferred        200,000       3,500       3,500
Series C Preferred      1,000,000      13,404      13,404
Series D Preferred        375,000     130,000     130,000
Series E Preferred      1,000,000     275,000     275,000
Series P Preferred        600,000      86,640      86,640
                        ---------   ---------   ---------
Total Preferred Stock   3,375,000     524,044     524,044
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

NOTE 7. INCOME TAXES

There was no provision for current income taxes for the six months ended December 31, 2002 and 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months and six months ended December 31, 2002 and 2001. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

RESULTS OF OPERATIONS

The net loss for the quarter ended December 31, 2002, was $25,532 compared with a net loss of $670,967 for the fiscal quarter ended December 31, 2001. General and administrative expenses decreased in the quarter ended December 31, 2002 by approximately $122,139 over the quarter ended December 31, 2001. This decrease was due to the elimination of all non critical administrative activities. Marketing expenses decreased from $494,863 during the three months ended December 31, 2001 to none during the three months ended December 31, 2002 as a result of the termination of all of the Company's independent sales force and elimination of marketing activity. The Company's engineering expenses for the fiscal quarter ended December 31, 2002 decreased by approximately $41,241 over the same period last year, as a result of a decline in business and lack of funding.

There was no revenue for the three months ended December 31, 2002, compared to revenue of $38,589 for the three months ended December 31, 2001, as the Company ceased all marketing and sales activity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company collected nothing in accounts receivable during the three months ended December 31, 2002, and paid no creditors.

On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. The Company no longer has access to any financing under this line of credit. As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay. The guarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company. The outstanding debt to the guarantors, Russell Ritchie and Dale Riker, as of December 31, 2002 was $399,053.

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

In 2001, the Company received $25,000 on a 14% convertible debenture from a stockholder. Payment of principal and interest was due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of December 31, 2002, the Company has not repaid the debenture and the holder has not converted.

In 2001, the Company received $20,000 on a 12% convertible debenture. Payment of principal and interest was due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of December 31, 2002, the Company has not repaid the debenture and the holder has not converted.

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

SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

RESULTS OF OPERATIONS

The net loss for the six months ended December 31, 2002, was $68,938 compared with a net loss of $1,003,554 for the six months ended December 31, 2001. The company's marketing expenses for the six months ended December 31, 2002 decreased by $627,000 over the same period last year. This decrease is due to the termination of all of the Company's independent sales force and elimination of marketing activity. The Company's engineering expenses for the six months ended December 31, 2002 decreased by $85,686 over the same period last year, as a result of a decline in business and lack of funding. General and administrative expenses decreased in the six months ended December 31, 2002 by $238,685 over the six months ended December 31, 2001. This decrease was due to the elimination of all non critical administrative activities.

There was no revenue for the six months ended December 31, 2002, compared to revenue of $81,888 for the six months ended December 31, 2001, as the Company ceased all marketing and sales activity. The company's gross profit for the six months ended December 31, 2002 was 0%, compared to 62.8% over the same period last year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company collected nothing in accounts receivable during the three months ended December 31, 2002. And paid no creditors.

On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. The Company no longer has access to any financing under this line of credit. As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay. The guarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company. The outstanding debt to the guarantors, Russell Ritchie and Dale Riker, as of December 31, 2002 was $399,053.

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

In 2001, the Company received $25,000 on a 14% convertible debenture from a stockholder. Payment of principal and interest was due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of December 31, 2002, the Company has not repaid the debenture and the holder has not converted.

In 2001, the Company received $20,000 on a 12% convertible debenture. Payment of principal and interest was due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of December 31, 2002, the Company has not repaid the debenture and the holder has not converted.

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

                                        DIMENSIONAL VISIONS INCORPORATED


DATED: February 13, 2003                By: /s/ Jason M. Genet
                                            ------------------------------------
                                            Jason M. Genet, President
                                            (Principal Executive Officer)


DATED: February 13, 2003                By: /s/ Larry Kohler
                                            ------------------------------------
                                            Larry Kohler, Chief Financial
                                            Officer (Principal Financial Officer
                                            and Principal Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Dimensional Visions Incorporated (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jason M. Genet, President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Jason M. Genet
----------------------------------
Jason M. Genet,
President
February 13, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Dimensional Visions Incorporated (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry Kohler, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Larry Kohler
----------------------------------
Larry Kohler
Chief Financial Officer
February 13, 2003