Form 10-Q
period 2003-03-31
DIMENSIONAL VISIONS INC/ DE
filed 2003-05-15
CIK 836809

DIMENSIONAL VISIONS INC


	Filing Type:	10-Q
	Description:	N/A
	Filing Date:	 03/31/03



	Ticker:	DVUI
	Cusip:	25434F
	State:	AZ
	Country:	US
	Primary SIC:	2752
	Primary Exchange:	OTH
	Billing Cross Reference:
	Date Printed:	03/31/03


Table of Contents
Created by Disclosure


Filing Sections

To jump to section, click on hypertexted page number

Document	               1
Base	                       1
Cover Page                     1
Table of Contents	       2
Financial Statement Item       3
Financial Statements	       3
Balance Sheet	               3
Income Statement	       3
Cashflow Statement	       4
Financial Footnotes	       4
Management Discussion	       7
Legal Proceedings	       9
Changes in Securities	       9
Defaults Upon Securities       9
Submission to a Vote	       9
Other Information	       9
Exhibits and Reports	       9
List of Exhibits	      10
Signatures	              10


Exhibits


Exhibits          	      12
Additional Exhibits	      12
Additional Exhibits	      13





                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

As of April 15, 2003, the number of shares of Common Stock issued and outstanding was 63,959,010.

Transitional Small Business Disclosure Format (check one): Yes { } No {X}





                                             1


                         DIMENSIONAL VISIONS INCORPORATED

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements

         Balance Sheet - March 31, 2003 and June 30, 2002                    4

         Statement of Operations - For the three and nine months
         ended March 31, 2003 and 2002                                       5

         Statement of Cash Flows - For the nine months
         ended March 31, 2003 and 2002                                       6

         Notes to Financial Statements                                       7

         Item 2. Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                        10

         Item 3. Controls and Procedures                                     13

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                           13
         Item 2. Changes in Securities                                       13
         Item 3. Defaults Upon Senior Securities                             13
         Item 4. Submission of Matters to a Vote of Security Holders         13
         Item 5. Other Information                                           13
         Item 6. Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                                   14







                                            2


                         PART I - FINANCIAL INFORMATION





























                                             3


ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 March 31,         June 30,
                                                    2003            2002
                                                 ------------    ------------
                                                   (Unaudited)

                                     ASSETS
Current assets
  Cash                                           $        -0-              18
                                                 ------------    ------------
Total current assets                                      -0-              18
                                                 ------------    ------------
Total assets                                     $        -0-    $         18
                                                 ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
  Short-term borrowings                               632,520         632,320
  Accounts payable, accrued expenses
  and other Liabilities                               514,671         427,230
                                                 ------------    ------------
Total current liabilities                           1,147,191       1,059,550
                                                 ------------    ------------

Total liabilities                                   1,147,191       1,059,550
                                                 ------------    ------------
Commitments and contingencies                            -0-              -0-

Stockholders' deficiency
  Preferred stock - $.001 par value, authorized
    10,000,000 shares; issued and outstanding -    524,044
    shares at March 31,
    2003 and at June 30, 2002                              524             524
    Additional paid-in capital                         908,894         908,894
                                                  ------------    ------------
                                                       909,418         909,418

  Common stock - $.001 par value, authorized 100,000,000
    shares; issued and outstanding 63,959,010
    shares at March 31, 2003 and June 30, 2002          63,959          63,959
  Additional paid-in capital                        22,371,393      22,371,393
  Deficit                                          (24,491,961)    (24,404,302)
                                                  ------------    ------------

Total stockholders' deficiency                      (1,147,191)     (1,059,532)
                                                  ------------    ------------
Total liabilities and stockholders' deficiency    $        -0-    $         18
                                                  ============    ============


            See notes to condensed consolidated financial statements.






                                                 4


                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                          Three Months Ended            Nine Months Ended
                              March 31,                      March 31,
                    ----------------------------    -------------------------
                         2003            2002           2003           2002
                    -----------     -----------     -----------   -----------

Operating revenue    $      -0-     $    30,000      $      -0-   $   111,888
Cost of sales               -0-           -0-                0         30,499
                    -----------    ------------     -----------   -----------

Gross profit                -0-          30,000             -0-        81,389
                    -----------    ------------      ----------   -----------
Operating expenses
 Engineering and
  development costs         -0-          35,000             -0-       120,686
 Marketing expenses         -0-         118,600             -0-       745,600
 General and
  administrative
  Expenses                1,500          78,000          35,230       350,416
                   ------------    ------------     -----------   -----------

Total operating
 expenses                 1,500         231,600          35,230     1,216,702
                   ------------    ------------     -----------   -----------
Loss before other
 income (expenses)      (1,500)       (201,600)        (35,230)   (1,135,313)
                   ------------    ------------     -----------   -----------
Other income (expenses)
  Interest expense     (17,222)        (35,447)        (52,428)     (105,288)
                   ------------    ------------     -----------   -----------

Net loss            $   (18,721)    $  (237,047)        (87,658)  (1,240,601)
                   ============    ============    ============   ===========
Net loss per share
 of common stock    $       -0-    $      (.005)    $     (.001)    $   (.05)
                   ============    ============    ============   ===========
Weighted average
 shares of common
 Stock outstanding   63,959,010      52,495,750      63,959,010    25,632,666
                   ============    ============    ============   ===========

            See notes to condensed consolidated financial statements.







                                       5 Z


                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                             March 31,
                                                       ----------------------
                                                          2003         2002
                                                       ---------    ---------
Cash flows from operating activities
  Net loss                                             $ (87,658) ($1,240,601)
  Total adjustments to reconcile net loss
    to net cash used in operating activities              87,440    1,006,400
                                                       ---------    ---------
Net cash used in operating activities                       (218)    (234,201)
                                                       ---------    ---------
Cash flows from financing activities
  Short term borrowings                                      200       53,000
  Long term borrowings                                       -0-      180,000
  Payment of obligations under capitol lease                 -0-      (15,365)
  Proceeds from exercise of Warrants                         -0-       15,000
                                                       ---------    ---------
Net cash provided by financing activities                    200      232,635
                                                       ---------    ---------

Net increase (decrease) in cash                              (18)       1,566
Cash, beginning                                               18        1,627
                                                       ---------    ---------
Cash, ending                                           $     -0-    $      61
                                                       =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $     -0-    $   5,371
                                                       =========    =========

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

During the Nine months ended March 31, 2002, the company issued 57,467,000 shares of the companies common stock for consulting services valued at $700,000.

            See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2002, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended March 31, 2003 and 2002 are unaudited. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30,2003.

The Company has incurred losses since inception of $24,491,961 and has a working capital deficiency of $1,147,191 as of March 31, 2003.

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

NOTE 2. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                            March 31,        June 30,
                                              2003            2002
                                            --------        --------
     Accounts payable                       $400,476        $365,463
     Salaries                                 16,072          16,072
     Accrued Interest                         98,123          45,695
                                            --------        --------
     Total                                  $514,671        $427,230
                                            ========        ========

NOTE 3. SHORT-TERM BORROWINGS

On January 29, 2002, Merrill Lynch declared the line of credit in default and accordingly, during January and February 2002 the loan was paid off by an investor group of existing stockholders as guarantors of the line of credit plus accrued interest. The investor group paid Merrill Lynch $399,053 which included $6,053 of interest. The loan balance as of June 30, 2002, which is due to the investor group is $399,053 plus accrued interest of approximately $17,000 through June 30, 2002 calculated at 10% per annum. The loan balance as of March 31, 2003 increased by $200 to $399,253 and the Company continues to accrue interest on this obligation at 10% per annum.

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

As of March 31, 2003, the accrued interest on the above obligations increased by approximately $52,400.

NOTE 4. COMMITMENTS AND CONTINGENCIES

There are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through March 31, 2003, was approximately $95,325.

NOTE 5. COMMON STOCK

As of March 31, 2003, there are outstanding 7,798,000 of non-public warrants to purchase the Company's common stock at prices ranging from $0.01 to $.50 with a weighted average price of $0.16 per share.

During the nine months ended March 31, 2002, the Company issued 75,000 shares its Common Stock as a result of the conversion of 37,500 shares of Series D Convertible Preferred Stock.

During nine months ended March 31, 2002, the Company issued 57,467,000 shares of the Company's common stock for consulting services valued at $700,000.

The Company entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement provides for the Company to issue and sell up to $20 million of the Company's common stock to Swartz, subject to a formula based on stock price and trading volume for a three year period beginning on July 10, 2001, the effective date of our registration statement. For each share of common stock put to Swartz, the Company will receive the lesser of 91% of the market or the market price less $.075.

NOTE 6. PREFERRED STOCK

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                    Allocated               Outstanding
                                    ---------       -------------------------
                                                      March 31,      June 30,
                                                        2003           2002
                                                       -------       -------
     Series A Preferred               100,000           15,500        15,500
     Series B Preferred               200,000            3,500         3,500
     Series C Preferred             1,000,000           13,404        13,404
     Series D Preferred               375,000          130,000       130,000
     Series E Preferred             1,000,000          275,000       275,000
     Series P Preferred               600,000           86,640        86,640
                                    ---------          -------       -------
     Total Preferred Stock          3,375,000          524,044       524,044
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

NOTE 7. INCOME TAXES

There was no provision for current income taxes for the nine months ended March 31, 2003 and 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months and nine months ended March 31, 2003 and 2002. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

RESULTS OF OPERATIONS
The net loss for the quarter ended March 31, 2003, was $18,721 compared with a net loss of $237,047 for the fiscal quarter ended March 31, 2002. General and administrative expenses decreased in the quarter ended March 31, 2003 by approximately $76,500 over the quarter ended March 31, 2002. This decrease was due to the elimination of all non critical administrative activities. Marketing expenses decreased from $118,600 during the three months ended
March 31, 2002 to none during the three months ended March 31, 2003 as a result of the termination of all of the Company's independent sales force and elimination of marketing activity. The Company's engineering expenses for the fiscal quarter ended March 31, 2003 decreased by approximately $35,000 over the same period last year, as a result of a decline in business and lack of funding.

There was no revenue for the three months ended March 31, 2003, compared to revenue of $30,000 for the three months ended March 31, 2002, as the Company ceased all marketing and sales activity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company collected nothing in accounts receivable during the three months ended March 31, 2003, and paid no creditors.

On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. The Company no longer has access to any financing under this line of credit. As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay. The guarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company. The outstanding debt to the guarantors, Russell Ritchie and Dale Riker, as of March 31, 2003 was
$399,053.

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

In 2001, the Company received $25,000 on a 14% convertible debenture from a stockholder. Payment of principal and interest was due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of March 31, 2003, the Company has not repaid the debenture and the holder has not converted.

In 2001, the Company received $20,000 on a 12% convertible debenture. Payment of principal and interest was due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of March 31, 2003, the Company has not repaid the debenture and the holder has not converted.

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

NINE MONTHS ENDED MARCH 31, 2003 AND 2002

RESULTS OF OPERATIONS
The net loss for the nine months ended March 31, 2003, was $87,658 compared with a net loss of $1,240,601 for the nine months ended March 31, 2002. The company's marketing expenses for the nine months ended March 31, 2003 decreased by $745,600 over the same period last year. This decrease is due to the termination of all of the Company's independent sales force and elimination of marketing activity. The Company's engineering expenses for the nine months ended March 31, 2003 decreased by $120,686 over the same period last year, as a result of a decline in business and lack of funding. General and administrative expenses decreased in the nine months ended March 31, 2003 by $315,186 over the nine months ended March 31, 2002. This decrease was due to the elimination of all non critical administrative activities.

There was no revenue for the nine months ended March 31, 2003, compared to revenue of $111,888 for the nine months ended March 31, 2002, as the Company ceased all marketing and sales activity. The company's gross profit for the nine months ended March 31, 2003 was 0%, compared to 72.7% over the same period last year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company collected nothing in accounts receivable during the three months ended March 31, 2003. And paid no creditors.

On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. The Company no longer has access to any financing under this line of credit. As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay. The guarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company. The outstanding debt to the guarantors, Russell Ritchie and Dale Riker, as of March 31, 2003 was
$399,053.

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

In 2001, the Company received $25,000 on a 14% convertible debenture from a stockholder. Payment of principal and interest was due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of March 31, 2003, the Company has not repaid the debenture and the holder has not converted.

In 2001, the Company received $20,000 on a 12% convertible debenture. Payment of principal and interest was due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of March 31, 2003, the Company has not repaid the debenture and the holder has not converted.

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

The Company's financial position is precarious. Unless we are able to acquire additional debt or equity financing to cover ongoing operating costs and satisfy liabilities, or sell the Company, merge with, or acquire another operating entity or other business combination, we may not be able to continue as a going concern. The probability of obtaining financing is unlikely at this time. Therefore, current management of the Company is reevaluating the Company's prospects and considering the Company's options, such as a sale, purchase, merger, or other business combination. If the Company does not obtain financing, a buyer, merger, or some other business combination, it may be forced to file bankruptcy.
                                           12



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

None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K 1. The following Exhibits are filed herein:

     No.        Title
     ---        -----

     99.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                                         13




2. Reports on Form 8-K filed: None.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        DIMENSIONAL VISIONS INCORPORATED


DATED: May 14, 2003                   By: /s/ Jason M. Genet
                                        ------------------------------------
                                          Jason M. Genet, President
                                          (Principal Executive Officer)



DATED: May 14, 2003                    By: /s/ Larry Kohler
                                         ------------------------------------
                                          Larry Kohler, Chief Financial
                                          Officer (Principal Financial Officer
                                          and Principal Accounting Officer)


                                         14



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Dimensional Visions Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jason M. Genet, President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

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

     (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.
                                             15



     (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Jason M. Genet
------------------------
Jason M. Genet,
President
May 14, 2003


                                            16



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Dimensional Visions Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry Kohler, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

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

     (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.
                                              17



     (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Larry Kohler
-----------------------------
Larry Kohler
Chief Financial Officer
May 14, 2003

                                          18