Form 10KSB
period 2003-06-30
DIMENSIONAL VISIONS INC/ DE
filed 2003-10-15
CIK 836809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

                                       or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        Commission file number: 001-10196

                        DIMENSIONAL VISIONS INCORPORATED
           (Name of Small Business Issuer as specific in its Charter)

                Delaware                                      23-2517953
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

8777 N. Gainey Center Drive, Suite 191, Scottsdale Arizona         85258
(Address of Principal Executive Offices)                         (Zip Code)

         Issuer's telephone number, including area code: (480) 471-8500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes {X} No { }

     For the fiscal year ended June 30, 2003, the Company's revenue was zero.

     As of September 25, 2003, the number of shares of Common Stock outstanding was 61,771,510. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 25, 2003, was approximately $123,543 (based upon 61,771,510 shares at $.002 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804); and (ii) Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002 are incorporated in Part III, Item 13(a).

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
ITEM 1   DESCRIPTION OF BUSINESS...............................................3
     General...................................................................3
     Company History...........................................................3
         Fiscal Years 1988-1994................................................3
         Fiscal Years 1995-1997................................................3
         Fiscal Years 1998-2003................................................4
         The Market............................................................4
     Production................................................................5
     Competition...............................................................5
     Patents, Trademarks and Proprietary Protection............................5
     Employees.................................................................6
     Selected Consolidated Financial Data......................................6

ITEM 2   DESCRIPTION OF PROPERTY...............................................6

ITEM 3   LEGAL PROCEEDINGS.....................................................7

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................7

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTTERS................................................8
     Holders...................................................................8
     Dividends.................................................................8

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................9
     Fiscal Years 2003 and 2002................................................9
         Results of Operations.................................................9
         Liquidity and Capital Resources.......................................9

ITEM 7   FINANCIAL STATEMENTS.................................................10

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................10

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.........11
     Indemnification of Directors and Officers................................11
     Compliance with Section 16(A) of the Exchange Act........................12

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

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................15

ITEM 13  EXHIBITS AND REPORTS ON FORM 8K......................................16

ITEM 14  CONTROLS AND PROCEDURES..............................................17

SIGNATURES....................................................................17

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Dimensional Visions Incorporated (the "Company") creates and delivers 3D/animated graphics for products, packaging and marketing communications. However, the Company is not actively conducting operations at this time. See "Company History-Fiscal Years 1998-2003" below.

InfoPak, Inc. is our subsidiary company, but is no longer an operating entity.

The Company's office and principal place of business is located at 8777 N. Gainey Center Drive, Suite 191, Scottsdale, Arizona 85258, and its telephone number is (480)471-8500.

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

FISCAL YEARS 1998-2003

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

During 2001 and early 2002, sales declined, we were unable to access the line of financing secured with Swartz Private Equity, LLC, and we were unable to raise any substantial amount of financing. We laid off all but four employees. Three out of the four remaining employees eventually resigned, leaving only John McPhilimy as President, Secretary, and Chief Financial Officer. In June 2002, Mr. McPhilimy also desired to resign and Jason M. Genet, a consultant to the Company, agreed to replace him, effective upon the appropriate SEC filings. Mr. Genet became a Director and President on August 5, 2002 and hired Larry Kohler as Chief Financial Officer and Lawrence G. Olson as Vice President and Secretary on that same date. Mr. Genet resigned his position on May 15, 2003 and Mr. Kohler and Mr. Olson resigned their positions on September 9, 2003. Mr. Preston
J. Shea was elected to the Board on September 8, 2003 and is the President, Chief Financial Officer and Secretary for the company at present. Our new management is now evaluating the Company's options, such as a sale, merger, or other business combination. The Company's financial position is precarious. Unless we are able to generate revenues or acquire funding to cover our present and ongoing operating cost and liabilities, we may not be able to continue as a going concern. The probability of generating revenues or obtaining financing is unlikely at this time.

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


EMPLOYEES

The Company has one employee. The Company is not a party to any collective bargaining agreements. The Company considers its relations with employees to be good.



SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below is selected financial data derived from the Company's Consolidated Financial statements, some of which appear elsewhere in this Report. This data should be read in conjunction with the Consolidated Financial statements, included elsewhere in this Report.


                            Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                           June 30, 2003   June 30, 2002   June 30, 2001   June 30, 2000   June 30, 1999
                           -------------   -------------   -------------   -------------   -------------
Operating revenue           $   --          $   131,946     $   234,347     $ 1,008,862     $   741,901
Net loss                    $  (118,808)    $(1,515,774)    $(1,059,775)    $(1,021,144)    $(1,465,812)
Net loss per share of
common stock                $     (.001)    $      (.05)    $      (.11)    $      (.18)    $      (.39)
Balance Sheet Data:
Working capital (deficit)   $(1,178,340)    $(1,059,532)    $  (542,882)    $   205,284     $  (603,946)
Total assets                $   --          $        18     $   211,594     $   885,033     $   530,973
Total liabilities           $ 1,178,340     $ 1,059,550     $   597,168     $   519,112     $ 1,118,740
Stockholders' equity
(deficiency)                $(1,178,340     $(1,059,532)    $  (385,574)    $   365,921     $  (721,555)



ITEM 2. DESCRIPTION OF PROPERTY.

In order to reduce expenses, the Company is currently operating out of office space at no charge to the Company.

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

                                                               HIGH        LOW
                                                               -----      -----

FISCAL 2002
     First Quarter..........................................   0.35        0.11
     Second Quarter.........................................   0.13        0.03
     Third Quarter..........................................   0.04        0.003
     Fourth Quarter.........................................   0.005       0.003

FISCAL 2003
     First Quarter..........................................   0.006       0.003
     Second Quarter.........................................   0.007       0.000
     Third Quarter..........................................   0.004       0.000
     Fourth Quarter.........................................   0.022       0.001

HOLDERS

As of September 10, 2002, the number of stockholders of record was 289, not including beneficial owners whose shares are held by banks, brokers and other nominees. The number of stockholders of record as of the date of this filing was not available. The Company estimates that it has approximately 3,000 stockholders in total.

DIVIDENDS

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, an 8% annual dividend is due and owing. As of June 30, 2003, the Company has not declared dividends on Series A or B preferred stock. The unpaid cumulative dividends totaled approximately $105,875. See Note 8 of Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR FISCAL YEARS 2003 AND 2002

FISCAL YEAR 2003

Three  former  employees  of the  company  surrendered  2,187,500  shares of the
company's   common  stock  that  was  originally   issued  to  satisfy   payroll
liabilities.

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


 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 2003 AND 2002

RESULTS OF OPERATIONS

The net loss for the fiscal year ended June 30, 2003, was $118,808 compared with a net loss of $1,515,774 for the fiscal year ended June 30, 2002. General and administrative expenses decreased in the fiscal year ended June 30, 2003 by approximately $463,046 over the fiscal year ended June 30, 2002. This decrease was due to the elimination of all expenses except for Accounting ,Auditing, Legal and Transfer fee costs. Marketing expenses and engineering expenses for the fiscal year ended June 30, 2003 were eliminated as a result of a decline in business and lack of funding.

Revenue for the fiscal year ended June 30, 2003, was zero compared to revenue of $131,946 for the fiscal year ended June 30, 2002, as the Company had no activity during the year.

As a result of the decline in revenue, the Company has reduced its fixed overhead costs by reducing the number of personnel. All employees of the Company have either resigned or been laid off except for the one officer of the Company who is working without compensation. In addition, the Company has vacated its prior leased premises and is currently operating out of office space at no charge to he Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no collections during the fiscal year ended June 30, 2003.

On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. The Company no longer has access to any financing under this line of credit. As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay. The guarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company. The outstanding debt to the guarantors, Russell Ritchie and Dale Riker, as of June 30, 2003 was $399,253.

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

In 2001, the Company received $25,000 on a 14% convertible debenture from a stockholder. Payment of principal and interest was due on October 13, 2001. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of June 30, 2003, the company has not repaid the debenture and the holder has not converted.

In 2001, the Company received $20,000 on a 12% convertible debenture. Payment of principal and interest was due on February 3, 2002. This debenture is convertible, in whole or part, at the option of the holder, into shares of the Company's common stock at a rate of $.125 per share. As of June 30, 2003, the Company has not repaid the debenture and the holder has not converted.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name                      Age            Position
----                      ---            --------
Preston J. Shea            56            Director, President, Secretary,
                                         Chief Financial Officer

Preston J. Shea, President, Secretary, and Director is licensed as an attorney in the State of Arizona and as a Barrister and Solicitor by the Law Society of Upper Canada in Ontario. From 1999 to present, he has been vice president and general counsel for an international business organization with offices in Canada and the United States and representative offices in Russian, China, Austria and Mexico. From 1990 to 1999, he practiced international immigration law and business law in Ontario, Canada, Detroit, Michigan and Phoenix, Arizona, with an emphasis on the North American Free Trade Agreement. Prior to that, from 1986 to 1990, he was employed by the government of Canada in various positions including Chief of Staff for the Federal Minister of the Environment, Special Assistant to the Federal Minister of International Trade, and as a Senior Investment Advisor in the Los Angeles offices of the Canadian Consulate. Prior to his tenure with the Canadian government, he was actively engaged in various legal and business positions in the private sector.

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

                                     ANNUAL COMPENSATION              LONG TERM COMPENSATION
                               ------------------------------   --------------------------------
                                                                      Awards           Payouts
                                                               --------------------    --------
                                                    Other                Securities
                                                    Annual   Restricted  Underlying                All Other
                                                    Compen-      Stock     Options/     LTIP        Compen-
                       Year   Salary($)  Bonus($)   sation($)  Awards($)   SARs(#)    Payouts($)   sation($)
                       ----   --------   --------   --------   --------   ---------   ---------    --------

Preston J. Shea        2003   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-
President, Secretary,
CFO (1)

Jason M. Genet,        2003   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-
President(2)           2002   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-

Larry Kohler,          2003   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-
CFO(3)                 2002   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-

Lawrence G. Olson,     2003   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-
VP, Secretary(4)       2002   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-

John D. McPhilimy,     2002   $ 30,500   $    -0-   $    -0-   $ 25,000         -0-     $   -0-     $   -0-
CEO, President(5)

Bruce D. Sandig,       2002   $ 29,063   $    -0-   $    -0-   $ 23,437         -0-     $   -0-     $   -0-
Sr. Vice President(6)


Lisa R. McPhilimy,     2002   $ 15,813   $    -0-   $    -0-   $ 12,500         -0-     $   -0-     $   -0-
Chief Financial
Officer, Secretary

----------
(1)  Effective September 08, 2003.
(2)  Effective August 5, 2002.
(3)  Effective August 5, 2002.
(4)  Effective August 5, 2002.
(5)  Resigned June 7, 2002,  subject to the  requirement to deliver a Definitive
     Schedule 14C Information Statement to stockholders at least 20 days prior to effectiveness, which became effective August 5, 2002.
(6) Resigned April 1, 2002.
(7) Resigned April 1, 2002.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of those persons who: (i) own more than five percent of our common stock as of September 25, 2003 with the number of outstanding shares at 61,771,510; (ii) are officers or directors of the Company; and (iii) all officers and directors as a group:

                                                                    Percentage
                                                                   Beneficially
              Name                           Number of Shares        Owned(1)
              ----                           ----------------        --------
Jason M. Genet,                                 11,100,000            18.0%
1636 Los Alamos circle
Mesa, AZ  85204

David W. Keaveney                               17,100,000            27.7%
3550 N. Central Avenue S-1000
Phoenix, AZ 85012


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 7, 2001, the Company entered into a Multi-Media and Corporate Imaging Agreement and, on March 5, 2002, a Supplement to that agreement, with Jason Genet, who was not then, but later became the Company's President and a Director, and David Keaveney. Pursuant to that agreement and supplement, Messrs. Genet and Keaveney provided marketing services and materials to the Company, including a marketing plan, CD Rom business cards, corporate fact sheets, and multimedia CD ROMs, to the Company in exchange for 19,600,000 shares of the Company's common stock each. The agreement and supplement have been completely fulfilled and have now terminated.

On October 2, 2001, the Company entered into a Secured Note in the original principal amount of $180,000 with interest accruing at 12% per annum with Suntine Enterprises, LLC. Larry Kohler, who was not then, but later became Chief Financial Officer and a Director of the Company, is the manager of Suntine Enterprises, LLC. The note, including payment of principal and all interest, is due on October 2, 2004 and is secured by all assets of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1(a)    Articles of Incorporation, dated May 12, 1988
     3.2(a)    Bylaws
     4.1(a)    Certificate  of  Designation  of Series A  Convertible  Preferred
               Stock, dated December 12, 1992
     4.2(a)    Certificate  of  Designation  of Series B  Convertible  Preferred
               Stock, dated December 22, 1993
     4.3(a)    Certificate  of  Designation  of Series P  Convertible  Preferred
               Stock, dated September 11, 1995
     4.4(a)    Certificate  of  Designation  of Series S  Convertible  Preferred
               Stock, dated August 28, 1995
     4.5(a)    Certificate  of  Designation  of Series C  Convertible  Preferred
               Stock, dated November 2, 1995
     4.6(a)    Certificate  of  Designation of Series D and Series E Convertible
               Preferred Stock dated August 25, 1999
     4.7(a)    Form of Warrant Agreement to debt holders, dated January 15, 1998
     4.8(a)    Form of Warrant Agreement to debt holders, dated April 8, 1998
     4.9(a)    Form of Warrant Agreement to participants in Private Placement dated April 8, 1998
     4.10(b)   Pledge  Agreement dated January 11, 2001 with Dale Riker and Russ
               Ritchie
     4.11(b)   Investment Agreement dated December 13, 2000, with Swartz Private
               Equity, LLC
     4.12(b)   Merrill  Lynch  Portfolio  Reserve  Loan and  Collateral  Account
               Agreement, dated January 12, 2002
     10.1(a)   1996 Equity Incentive Plan
     10.2(a)   1999 Stock Option Plan
     10.3(c)   Employment   Agreement  dated  January  1,  2001,  with  John  D.
               McPhilimy
     10.4(c)   Employment  Agreement dated July 1, 2001, with Bruce D.Sandig
     10.5      Settlement Agreement and Release dated April 30, 2003, between the  Company  and  Russell  H. Ritchie,  Dale E.  Riker,  Suntine
               Enterprises, LLC, and Cornerstone Wireless Communications, LLC.
     21.1(b)   Subsidiaries of the Registrant
     31.1      Certification  of Chief Executive  Officer and of Chief Financial
               Officer  pursuant to the Securities  Exchange Act of 1934,  Rules
               13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1      Certification  of Chief Executive  Officer and of Chief Financial
               Officer  pursuant to the Securities  Exchange Act of 1934,  Rules
               13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                        DIMENSIONAL VISIONS INCORPORATED


DATED: October 14, 2003                By: /s/ Preston J. Shea
                                           ------------------------------------
                                           Preston J. Shea, Director, President,
                                           Chief Financial Officer, Secretary
                                           (Principal Executive, Financial and
                                           Accounting Officer)

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                       YEARS ENDED JUNE 30, 2003 AND 2002

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

Consolidated Financial Statements

     Balance Sheet                                                          F-3

     Statements of Operations                                               F-4

     Statements of Stockholders' Equity (Deficiency)                        F-5

     Statements of Cash Flows                                               F-8

     Notes to Consolidated Financial Statements                             F-10

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Dimensional Visions Incorporated and Subsidiary (the "Company") as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Incorporated and Subsidiary as of June 30, 2003 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital and a stockholders deficiency of $1,178,340 as of June 30, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and (2) Seek out a sale, merger or other business combination with another entity acceptable to the Board of Directors. Management's plan concerning these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kopple & Gottlieb, LLP
--------------------------
KOPPLE & GOTTLIEB, LLP

Jenkintown, Pennsylvania
October 10, 2003

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003

ASSET
Current asset
  Cash                                                             $         --
                                                                   ------------
        Total current asset                                                  --
                                                                   ------------
        Total asset                                                $         --
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
 Short-term borrowings                                                  632,520
 Accounts payable, accrued expenses and other liabilities               545,820
                                                                   ------------
        Total current liabilities                                     1,178,340
                                                                   ------------


        Total liabilities                                             1,178,340
                                                                   ------------

Commitments and contingencies                                                --

Stockholders' deficiency
  Preferred stock - $.001 par value, authorized 10,000,000 shares;
   issued and outstanding 524,044 shares                                    524
  Additional paid-in capital                                            908,894
                                                                   ------------
                                                                        909,418
  Common stock - $.001 par value, authorized 100,000,000 shares;
   issued and outstanding 61,771,510                                     61,772
  Additional paid-in capital                                         22,373,580
  Deficit                                                           (24,523,110)
                                                                   ------------

        Total stockholders' deficiency                               (1,178,340)
                                                                   ------------
        Total liabilities and stockholders' deficiency             $         --
                                                                   ============

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2003 AND 2002



                                                     2003              2002
                                                  -----------       -----------


Operating revenue                                 $       --        $   131,946
Cost of sales                                             --             30,499
                                                  -----------       -----------

Gross profit                                              --            101,447
                                                  -----------       -----------

Operating expenses
  Engineering and development costs                       --            101,109
  Marketing expenses                                      --            747,805
  General and administrative expenses                  48,968           512,013
                                                  -----------       -----------

        Total operating expenses                       48,968         1,360,927
                                                  -----------       -----------
Loss before other income (expenses)                   (48,968)       (1,259,480)
                                                  -----------       -----------
Other income (expenses)
  Interest expense                                    (69,840)         (104,773)
    Loss on disposal of assets and
  capitalized lease termination                           --           (151,521)
                                                  -----------       -----------

        Other expenses net                            (69,840)         (256,294)
                                                  -----------       -----------

Net loss                                             (118,808)       (1,515,774)

Dividends in arrears on preferred stock              (105,875)          (95,325)
                                                  -----------       -----------

Net Loss available to common shareholders         $  (224,683)      $(1,611,099)
                                                  ===========       ===========
Loss per share
  Basic and diluted loss per common share         $     (.004)      $      (.05)
                                                  ===========       ===========

Shares used in computing net loss per share        63,953,017        30,237,523
                                                  ===========       ===========

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JUNE 30, 2003 AND 2002

           Preferred Stock                       Common Stock
         --------------------               ---------------------
                     Additional                             Additional
 ($.001 Par Value)    Paid-in        ($.001 Par Value)        Paid-in
 Shares     Amount    Capital       Shares        Amount      Capital       Deficit         Total
---------   ------ ----------    ---------      ------    -----------   ------------     -----------

Balance, July 1, 2001

561,544   $  562   $  942,606     10,392,635     $10,392    $21,603,561   $(22,888,528)  $  (331,407)


Issuance of 8,000  warrants
to purchase 8,000 shares of
the Company's common  stock
at  $.13  per  share  for a
three-year     period    in
connection with the line of
credit due January 12, 2002.
Black Scholes option pricing
model was used to value the
warrants.

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

(continued on following page)

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY), continued
                       YEARS ENDED JUNE 30, 2003 AND 2002

           Preferred Stock                       Common Stock
         --------------------               ---------------------
                     Additional                             Additional
 ($.001 Par Value)    Paid-in        ($.001 Par Value)        Paid-in
 Shares     Amount    Capital       Shares        Amount      Capital       Deficit         Total
---------   ------ ----------    ---------      ------    -----------   ------------     -----------
Issuance    of    6,000,000
Shares   of  the  Company's
common stock to consultants
for   services   valued  at
$277,500

     --       --           --      6,000,000       6,000        271,500             --       277,500


Sale  of  150,000 shares of
the  Company's common stock
at $.10 per share

     --       --           --        150,000         150         14,850             --        15,000


Issuance    of    8,290,000
shares   of  the  Company's
common stock to consultants
for services valued at
$98,560

     --       --           --      8,290,000       8,290         90,270             --        98,560

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

(continued on following page)

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY), continued
                       YEARS ENDED JUNE 30, 2003 AND 2002

           Preferred Stock                       Common Stock
         --------------------               ---------------------
                     Additional                             Additional
 ($.001 Par Value)    Paid-in        ($.001 Par Value)        Paid-in
 Shares     Amount    Capital       Shares        Amount      Capital       Deficit         Total
---------   ------ ----------    ---------      ------    -----------   ------------     -----------
Net loss

     --       --           --             --          --             --     (1,515,774)   (1,515,774)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, June 30, 2002

524,044   $  524   $  908,894     63,959,010     $63,959    $22,371,393   $(24,404,302)  $(1,059,532)
=======   ======   ==========     ==========     =======    ===========   ============   ===========


Surrender of 2,187,500
shares of the Company's
common stock originally
issued for compensation

     --       --           --     (2,187,500)     (2,187)         2,187           --              --

Net loss

     --       --           --             --          --             --       (118,808)     (118,808)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, June 30, 2003

524,044   $  524   $  908,894     61,771,510     $61,772    $22,373,580   $(24,523,110)  $(1,178,340)
=======   ======   ==========     ==========     =======    ===========   ============   ===========

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2003 AND 2002

                                                                           2003             2002
                                                                        -----------      -----------
Operating activities
  Net loss                                                             $  (118,808)     $(1,515,774)
  Adjustments to reconcile net loss to net cash
  used in operating activities
   Loss on disposal of assets and capitalized lease termination                --           151,521
   Consulting service paid through issuance of common stock                    --           740,560
   Depreciation and amortization of property and equipment                     --            37,154
   Amortization of debt discount                                               --            46,763
   Amortization of other assets and deferred costs                             --           157,223
   Security deposit used to pay rent                                           --             4,100
   Changes in assets and liabilities which provided (used) cash
    Accounts receivable, trade                                                 --             8,614
    Prepaid supplies and expenses                                              --             4,224
    Accounts payable, accrued expenses and other liabilities               118,590          168,855
                                                                       -----------      -----------
Net cash used in operating activities                                         (218)        (232,760)
                                                                       -----------      -----------
Investing activities
  Payment of obligations under capital lease                                   --           (32,169)
                                                                       -----------      -----------
Net cash used in investing activities                                          --           (32,169)
                                                                       -----------      -----------
Financing activities
   Sale of common stock                                                        --            15,000
   Short term borrowings                                                       200          247,320
                                                                       -----------      -----------
Net cash provided by financing activities                                      200          263,320
                                                                       -----------      -----------
Net decrease in cash and cash equivalents                                      (18)          (1,609)
Cash and cash equivalents, beginning of year                                    18            1,627
                                                                       -----------      -----------
Cash, end of year                                                      $       --       $        18
                                                                       ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                               $       --       $    12,315
                                                                       ===========      ===========
  Issuance of common stock in connection
    with consulting services                                           $       --       $   704,560
                                                                       ===========      ===========


                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                       YEARS ENDED JUNE 30, 2003 AND 2002


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

     The Company issued 3,363,375 shares of the Company's common stock to settle accrued payroll liability valued at $67,188






                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

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

          The Company has historically financed its operations primarily through the sale of its securities. The Company has had no sales during the year ended June 30, 2003 and limited sales of its products during the year ended June 30, 2002. The volume of business is not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its present operations.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company has incurred losses since inception of $24,523,110 and has a working capital deficiency of $1,178,340 as of June 30, 2003. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve a sale, merger, or other business combination with another entity acceptable to the board of directors. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining financing, a sale, merger, or other business combination with another entity, and (c) negotiating a settlement of various obligations in order to position the company for a sale, merger, or business combination.

          The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at June 30, 2003, is not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern.

          Further, there can be no assurances, that the Company will achieve a sale, merger, or other business combination with another entity. In the event the Company is not able to accomplish a sale, merger, or other business combination with another entity, it may cease its operations and/or seek protection under the bankruptcy laws.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2003 AND 2002

Note 1:   Summary of Significant Accounting Policies (continued)

          CONSOLIDATION POLICY

          The consolidated financial statements include the accounts of DVI and its wholly-owned subsidiary, InfoPak,Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

          DEPRECIATION AND AMORTIZATION

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2003 AND 2002

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

Note 3:   Accounts Payable, Accrued Expenses and Other Liabilities

               Accounts payable                             $414,213
               Accrued Interest                              115,535
               Salaries                                       16,072
                                                            --------

                    Total                                   $545,820
                                                            ========

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2003 AND 2002

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

          Accordingly, the line of credit was discounted for the value allocated to the stock and warrants. As of June 30, 2002, the additional interest expense of $46,763 was recorded for the year.

          On January 29, 2002 Merrill Lynch declared the loan in default and accordingly, during January and February 2002 the loan was paid off by the investor Group plus accrued interest. The investor group paid Merrill Lynch $399,053 which included $6,053 of interest. The loan balance as of June 30, 2003, which is due to the investor group is $399,253 plus accrued interest of approximately $55,893 through June 30, 2003 calculated at 10% per annum.

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2003 AND 2002

Note 4:   Short-Term Borrowings (Continued)

          During January 2002 the company borrowed $8,267 from an individual and no repayment terms have been established at this time.

          On April 30, 2003, the Company entered into a settlement agreement and release with "the debt holder group," which includes the investor group representing $399,253 of short term debt, the limited liability company of $180,000 of short term debt and an entity owned by the investor group which made disbursements of approximately $ 47,244 for the benefit of the Company through June 30,2003, which is included in other liabilities. The agreement calls for all of debt holder group liabilities to be paid in full by issuing $50,000 in post reorganization unrestricted Company Common Stock and issuing $200,000 in post reorganization restricted Company Common Stock. The agreement requires the Company's common stock to be issued within 10 days of the completion of the reorganization of the Company. At the time the stock is issued, interest accrued on the motes will be cancelled. The debt holder group is permitted to liquidate up to $10,000 worth of the unrestricted common stock each month for five months commencing 10 days after receipt of the Company's Common Stock. The debt holder group may receive additional unrestricted stock if the Company's stock falls below $50,000 upon liquidation and additional shares of restricted stock if the price of the restricted shares fall below $200,000 one year after first receipt. As of September 2003, no plan of reorganization has been entered into.

Note 5:   Leases

          The Company leased certain equipment under a master lease agreement, which are classified as capital leases. The equipment leases were for all five year term with an option to acquire the equipment for $1 at the end of the lease term. The equipment was repossessed during April 2002 and the capitalized leases were written off, as well as, the related lease obligation. Included in accounts payable is approximately $68,300 to the leasers on these obligations. The Company was also evicted from its office facility during April 2002 and no additional obligation was recorded (see note 6). As a result of the disposal of equipment and lease repossessions the Company recorded a loss of Approximately $151,500.

          The Company's rental expense for operating leases was zero for the year ended June 30, 2003 and approximately $44,383 for the year ended June 30, 2002.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2003 AND 2002


Note 6:   Commitments and Contingencies

          There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

          The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2003 was approximately $105,875

          The Company's lease obligation under the remaining lease term through December 2003 was approximately $70,000. Management has had no communications with the former landlord, since October 2002.

Note 7:   Common Stock

          As of June 30, 2003, there are outstanding 7,798,000 non-public warrants and options to purchase the Company's common stock at prices ranging from $.01 to $0.50 with a weighted average price of $.16 per share.

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

          The total number of shares of the Company's common stock that would have been issued upon conversion of the outstanding warrants, options, preferred stock and loans converted equaled 10,243,977 shares as of June 30, 2003, and would be in addition to the 61,771,510 shares of common stock outstanding as of June 30, 2003.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2003 AND 2002

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2003 AND 2002

Note 8:   Preferred Stock (continued)

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

          As of June 30, 2003, no stock options have been granted under this plan.

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2003 AND 2002

Note 9:   Stock Option Plan and Equity Incentive Plan (continued)

          Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. As of June 30, 2003 and 2002, no options or SAR's have been granted.

          If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, the Company's net loss and net loss per share would have not changed for the pro forma amounts as indicated below:

                                                        2003           2002
                                                     -----------    -----------
          Net Loss available to common shareholders  $  (224,683)   $(1,611,099)
          Net Loss - pro forma                       $  (224,683)   $(1,611,099)
          Net Loss per share - as reported           $     (.004)   $      (.05)
          Net Loss per share - pro forma             $     (.004)   $      (.05)


Note 10:  Income Taxes

          The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2003 were as follows:

               Deferred tax assets:
                 Goodwill                                  $   201,000
                 Net operating loss carryforwards            7,927,000
                                                           -----------
                                                             8,128,000
                                                           -----------

               Net deferred tax asset                        8,128,000
               Valuation allowance                          (8,128,000)
                                                           -----------

               Net deferred tax asset reported             $        --
                                                           ===========

          The change in valuation allowance for the year ended June 30, 2003 was increased by approximately $52,000.

          There was no provision for current income taxes for the years ended June 30, 2003 and 2002.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2003 AND 2002

Note 10:  Income Taxes (Continued)

          The  federal  net  operating  loss   carryforwards   of  approximately
          $21,526,000 expires in various years through 2023. In addition the Company has state carryforwards of approximately $6,755,000.

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