Form 10QSB
period 2003-09-30
DIMENSIONAL VISIONS INC/ DE
filed 2003-11-13
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2003
                                              ------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the transition period from _______ to  __________


                        Commission file number 001-10196

                        DIMENSIONAL VISIONS INCORPORATED
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                              23-2517953
               --------                              ----------
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)

          8777 N. GAINEY CENTER DRIVE, SUITE 191, SCOTTSDALE, AZ 85259
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (480) 471-8500
                           (Issuer's telephone number)

                                       N/A
                    ----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes     [ X ]         No          [   ]

As of October 30, 2003, the number of shares of Common Stock issued and outstanding was 61,771,510.

Transitional Small Business Disclosure Format (check one):
   Yes     [   ]         No          [ X ]

                        DIMENSIONAL VISIONS INCORPORATED

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
PART I - FINANCIAL  INFORMATION

   Item 1.  Financial Statements

   Balance Sheet - September 30, 2003                                       3

   Statement of Operations - For the three months
   ended September 30, 2003 and 2002                                        4

   Statement of Cash Flows - For the three months
   ended September 30, 2003 and 2002                                        5

   Notes to Financial Statements                                            6

   Item  2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

   Item  3.  Controls and Procedures                                       11

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                              12
   Item 2.  Changes in Securities                                          12
   Item 3.  Defaults Upon Senior Securities                                12
   Item 4.  Submission of Matters to a Vote of Security Holders            12
   Item 5.  Other Information                                              12
   Item 6.  Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                 13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30,    June 30,
                                                       2003            2003
                                                    ------------    -----------
                                                     (UNAUDITED)

                                    ASSETS


Total assets                                         $     -----    $     -----
                                                     ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                              $   632,520    $   632,520
  Accounts payable, accrued expenses and
   other liabilities                                       8,437        545,820
                                                    ------------    -----------
Total current liabilities                              1,210,957      1,178,340
                                                    ------------    -----------

Total liabilities                                      1,210,957      1,178,340
                                                    ------------    -----------
Commitments and contingencies                               --              --

Stockholders' equity
  Preferred stock - $.001 par value, authorized
   10,000,000 shares; issued and
   outstanding - 524,044 shares at
   September 30, 2003 and at June 30, 2003                   524            524
  Additional paid-in capital                             908,894        908,894
                                                    ------------    -----------
                                                         909,418        909,418
  Common stock - $.001 par value, authorized
   100,000,000 shares; issued and outstanding
   61,771,510 shares at September 30, 2003 and
   June 30, 2003                                          61,772         61,772
  Additional paid-in capital                          22,373,580     22,373,580
  Deficit                                            (24,555,727)   (24,523,110)
                                                    ------------    -----------

Total stockholders' equity                            (1,210,957)   (1,178,340)
                                                    ------------    -----------

Total liabilities and stockholders' equity           $     -----    $    -----
                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended
                                                             September 30,
                                                     --------------------------
                                                         2003          2002
                                                     -----------   ------------

Operating revenue                                    $      ----   $       ----
Cost of sales                                               ----           ----
                                                     -----------   -------------

Gross profit                                                ----           ----
                                                     ----------    ------------
Operating expenses
  General and administrative expenses                     15,013         25,803
                                                     ----------    ------------

Total operating expenses                                  15,013         25,803
                                                     ----------    ------------

Loss before other expenses                               (15,013)       (25,803)
                                                     ----------    ------------
Other expenses
  Interest expense                                       (17,604)       (17,604)
                                                     ----------    ------------

Net loss                                             $   (32,617)  $    (43,407)
                                                     ===========   ============

Net loss per share of common stock                   $     (.001)  $     (.001)
                                                     ===========   ============
Weighted average shares of common stock
 outstanding                                          61,771,510     63,959,010
                                                     ===========   ============



            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                          Three Months Ended
                                                             September 30,
                                                     --------------------------
                                                         2003          2002
                                                     -----------   ------------

Cash flows from operating activities
  Net loss                                           $   (32,617)  $    (43,407)
  Total adjustments to reconcile net loss
    to net cash used in operating activities              32,617         43,189
                                                     -----------   ------------
Net cash used in operating activities                       ----           (218)
                                                     -----------   ------------

Cash flows from financing activities
  Short term borrowings                                     ----            200
                                                     -----------   ------------
Net cash provided by financing activities                   ----            200
                                                     -----------   ------------

Net increase (decrease) in cash                             ----            (18)
Cash, beginning                                             ----             18
                                                     -----------   ------------
Cash, ending                                         $      ----   $       ----
                                                     ===========   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $      ----   $       ----
                                                     ===========   ============













            See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2003, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended September 30, 2003 and 2002 are unaudited. The financial statements for the period ended September 30, 2003 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2004.

     The Company has incurred losses since inception of $24,555,727 and has a working capital deficiency of $1,210,957 as of September 30, 2003.

     As a result of no revenue, the company has eliminated its fixed overhead costs. The lone officer of the Company is working without compensation out of office space at no charge to the company.


NOTE 2. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                      September 30,             June 30,
                                          2003                    2003
                                     -------------             ---------
     Accounts payable                 $ 429,226                $ 414,213
     Salaries                            16,072                   16,072
     Accrued Interest                   133,139                  115,535
                                      ---------                ---------
     Total                            $ 578,437                $ 545,820
                                      =========                =========

NOTE 3. SHORT-TERM BORROWINGS

     On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. The Company no longer has access to any financing under this line of credit. As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay. The quarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company. The outstanding debt to the quarantors, Russell Ritchie and Dale Riker, as of September 30, 2003 was $399,253.

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

     On April 30, 2003, the Company entered into a settlement agreement and release with "the debt holder group," which includes the investor group representing $399,253 of short term debt, the limited liability company of $180,000 of short term debt and an entity owned by the investor group which made disbursements of approximately $47,244 for the benefit of the Company through June 30, 2003, which is included in other liabilities. The agreement calls for all of debt holder group liabilities to be paid in full by issuing $50,000 in post reorganization unrestricted Company Common Stock and issuing $200,000 in post reorganization restricted Company Common Stock. The agreement requires the Company's common stock to be issued within 10 days of the Completion of the reorganization of the Company. At the time the stock is issued, interest accrued on the notes will be cancelled. The debt holder group is permitted to liquidate up to $10,000 worth of the unrestricted common stock each month for five months commencing 10 days after receipt of the Company's Common Stock. The debt holder group may receive additional unrestricted stock if the Company's stock falls below $50,000 upon liquidation and additional shares of restricted stock if the price of the restricted shares fall below $200,000 one year after first receipt. As of October 2003, no plan of reorganization has been entered into.

NOTE 4. COMMITMENTS AND CONTINGENCIES

     There are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 2003, was approximately $105,875.


NOTE 5. COMMON STOCK

     As of September 30, 2003, there are outstanding 7,798,000 of non-public warrants to purchase the Company's common stock at prices ranging from $0.01 to $0.50 with a weighted average price of $0.16 per share.


NOTE 6. PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                     Allocated          Outstanding
                                    ------------   ---------------------------
                                                    September 30,     June 30,
                                                        2003            2003
                                                   -------------      --------
        Series A Preferred             100,000         15,500           15,500
        Series B Preferred             200,000          3,500            3,500
        Series C Preferred           1,000,000         13,404           13,404
        Series D Preferred             375,000        130,000          130,000
        Series E Preferred           1,000,000        275,000          275,000
        Series P Preferred             600,000         86,640           86,640
                                     ---------        --------        --------
        Total Preferred Stock        3,275,000        524,044          524,044
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


NOTE 7  INCOME TAXES

     There was no provision for current income taxes for the three months ended September 30, 2003 and 2002.

     The federal net operating loss carry forwards of approximately $21,526,000 expire in varying amounts through 2023. In addition the Company has state carryforwards of approximately $6,755,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months ended September 30, 2003 and 2002. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

RESULTS OF OPERATIONS

The net loss for the quarter ended September 30, 2003, was $32,617 compared with a net loss of $43,407 for the fiscal quarter ended September 30, 2002. General and administrative expenses decreased in the quarter ended September 30, 2003 by approximately $10,790 over the quarter ended September 30, 2002 due to decreased activity.

There was no revenue for the three months ended September 30, 2003 and 2002, as the Company ceased all marketing and sales activity.

As a result of no revenue, the Company has eliminated its fixed overhead costs. The lone officer of the Company is working without compensation out of office space at no charge to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no funding during the three months ended September 30, 2003 except for the payment of certain current expenses by an investor on behalf of the Company totaling $7,500.

The Company's financial position is precarious. Unless we are able to acquire additional debt or equity financing to cover ongoing operating costs, satisfy liabilities, and sell or merge or acquire another operating entity or other business combination, we may not be able to continue as a going concern. The probability of obtaining financing is unlikely at this time. Therefore, current management of the Company is reevaluating the Company's prospects and considering the Company's options, such as a sale, merger, or other business combination. Certain current expenditures are being paid by an investor.


ITEM 3   CONTROLS AND PROCEDURES

Our President, and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believes that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)    The following Exhibits are filed herein:

            NO.        TITLE

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

   b)    Reports on Form 8-K filed:  None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                 DIMENSIONAL VISIONS INCORPORATED


DATED: November 13, 2003        By: /s/ Preston J. Shea
                                    ---------------------------------
                                    Preston J. Shea, President and Chief
                                    Financial officer
                                    (Principal Executive and Financial Officer)