Form 10QSB
period 2003-12-31
DIMENSIONAL VISIONS INC/ DE
filed 2004-02-24
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended DECEMBER 31, 2003
                                              ------------------

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

As of December 31, 2003, the number of shares of Common Stock issued and outstanding was 61,771,510.

Transitional Small Business Disclosure Format (check one):
   Yes     [   ]         No          [ X ]

                        DIMENSIONAL VISIONS INCORPORATED

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
PART I - FINANCIAL  INFORMATION

   Item 1.  Financial Statements

     Balance Sheet - December 31, 2003                                      3

     Statement of Operations - For the six months and three
     months ended December 31, 2003 and 2002                                4

     Statement of Cash Flows - For the six months
     ended December 31, 2003 and 2002                                       5

     Notes to Financial Statements                                          6

   Item  2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

   Item  3.  Controls and Procedures                                       10

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                              11
   Item 2.  Changes in Securities                                          11
   Item 3.  Defaults Upon Senior Securities                                11
   Item 4.  Submission of Matters to a Vote of Security Holders            11
   Item 5.  Other Information                                              11
   Item 6.  Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                 12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,     June 30,
                                                       2003            2003
                                                    ------------    -----------
                                                     (UNAUDITED)

                                    ASSETS

Total assets                                         $     -----    $     -----
                                                     ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                              $   632,520    $   632,520
  Accounts payable, accrued expenses and
   other liabilities                                     596,041        545,820
                                                    ------------    -----------
Total current liabilities                              1,228,561      1,178,340
                                                    ------------    -----------

Total liabilities                                      1,228,561      1,178,340
                                                    ------------    -----------
Commitments and contingencies                               --              --

Stockholders' equity
  Preferred stock - $.001 par value, authorized
   10,000,000 shares; issued and
   outstanding - 524,044 shares at
   December 31, 2003 and at June 30, 2003                    524            524
  Additional paid-in capital                             908,894        908,894
                                                    ------------    -----------
                                                         909,418        909,418
  Common stock - $.001 par value, authorized
   100,000,000 shares; issued and
   outstanding 61,771,510 shares at
   December 31, 2003 and June 30, 2003                    61,772         61,772
  Additional paid-in capital                          22,373,580     22,373,580
  Deficit                                            (24,573,331)   (24,523,110)
                                                    ------------    -----------

Total stockholders' equity                            (1,228,561)   (1,178,340)
                                                    ------------    -----------

Total liabilities and stockholders' equity           $     -----    $    -----
                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      Three months Ended              Six Months Ended
                                         December 31,                          December 31,
                                 --------------------------     ---------------------------
                                     2003          2002             2003                2002
                                 -----------   ------------     ------------   ------------

Operating revenue                $      ----   $      ----      $      ----    $      ----
Cost of sales                           ----          ----             ----           ----
                                  ----------    -----------      -----------    -----------

Gross profit                            ----          ----             ----           ----
                                  ----------    -----------      -----------    -----------
Operating expenses
  General & administrative
  expenses                              ----         7,928           15,013         33,731
                                  ----------    -----------      -----------    -----------

Total operating expenses                ----         7,928           15,103         33,731
                                  ----------    -----------      -----------    -----------

Loss before other expenses              ----        (7,928)         (15,013)       (33,731)
                                  ----------    -----------      -----------    -----------
Other expenses
   Interest expense                 (17,604)       (17,604)         (35,208)       (35,207)
                                  ----------    -----------      -----------    -----------

Net loss                        $   (17,604)  $    (25,532)     $   (50,221)   $   (68,938)
                                 ===========   ============      ===========    ===========

Net loss per share of
   common stock                 $     (.001)  $      (.001)     $     (.001)   $     (.001)
                                 ===========   ============      ===========    ===========
Weighted average shares of
   common stock outstanding      61,771,510     63,959,010        61,771,510     63,959,010
                                 ===========   ============      ===========    ===========


            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                Six months Ended
                                  December 31,
                                                     --------------------------
                                                         2003          2002
                                                     -----------   ------------

Cash flows from operating activities
  Net loss                                           $   (50,221)  $    (43,407)
  Total adjustments to reconcile net loss
    to net cash used in operating activities              50,221         43,189
                                                     -----------   ------------
Net cash used in operating activities                       ----           (218)
                                                     -----------   ------------

Cash flows from financing activities
  Short term borrowings                                     ----            200
                                                     -----------   ------------
Net cash provided by financing activities                   ----            200
                                                     -----------   ------------

Net increase (decrease) in cash                             ----            (18)
Cash, beginning                                             ----             18
                                                     -----------   ------------
Cash, ending                                         $      ----   $       ----
                                                     ===========   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $      ----   $       ----
                                                     ===========   ============













            See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2003, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended December 31, 2003 and 2002 are unaudited. The financial statements for the period ended December 31, 2003 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2004.

     The Company has incurred losses since inception of $24,573,331 and has a working capital deficiency of $1,228,561 as of December 31, 2003.

     As a result of no revenue, the company has eliminated its fixed overhead costs. The lone officer of the Company is working without compensation out of office space at no charge to the company.


NOTE 2. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                      December 31,             June 30,
                                          2003                    2003
                                     -------------             ---------
     Accounts payable                 $ 429,223                $ 414,213
     Salaries                            16,072                   16,072
     Accrued Interest                   150,843                  115,535
                                      ---------                ---------
     Total                            $ 596,041                $ 545,820
                                      =========                =========

NOTE 3. SHORT-TERM BORROWINGS

     On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. The Company no longer has access to any financing under this line of credit. As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay. The guarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company. The outstanding debt to the guarantors, Russell Ritchie and Dale Riker, as of December 31, 2003 was $399,253.

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

     On April 30, 2003, the Company entered into a settlement agreement and release with "the debt holder group," which includes the investor group representing $399,253 of short term debt, the limited liability company of $180,000 of short term debt and an entity owned by the investor group which made disbursements of approximately $47,244 for the benefit of the Company through June 30, 2003, which is included in other liabilities. The agreement calls for all of debt holder group liabilities to be paid in full by issuing $50,000 in post reorganization unrestricted Company Common Stock and issuing $200,000 in post reorganization restricted Company Common Stock. The agreement requires the Company's common stock to be issued within 10 days of the Completion of the reorganization of the Company. At the time the stock is issued, interest accrued on the notes will be cancelled. The debt holder group is permitted to liquidate up to $10,000 worth of the unrestricted common stock each month for five months commencing 10 days after receipt of the Company's Common Stock. The debt holder group may receive additional unrestricted stock if the Company's stock falls below $50,000 upon liquidation and additional shares of restricted stock if the price of the restricted shares fall below $200,000 one year after first receipt. As of February 2004, no plan of reorganization has been entered into.

NOTE 4. COMMITMENTS AND CONTINGENCIES

     There are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 2003, was approximately $105,875.


NOTE 5. COMMON STOCK

     As of December 31, 2003, there are outstanding 7,058,000 of non-public warrants to purchase the Company's common stock at prices ranging from $0.125 to $0.2656 with a weighted average price of $0.159 per share.


NOTE 6. PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                     Allocated          Outstanding
                                    ------------   ---------------------------
                                                    December 31,      June 30,
                                                        2003            2003
                                                   -------------      --------
        Series A Preferred             100,000         15,500           15,500
        Series B Preferred             200,000          3,500            3,500
        Series C Preferred           1,000,000         13,404           13,404
        Series D Preferred             375,000        130,000          130,000
        Series E Preferred           1,000,000        275,000          275,000
        Series P Preferred             600,000         86,640           86,640
                                     ---------        --------        --------
        Total Preferred Stock        3,275,000        524,044          524,044
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


NOTE 7  INCOME TAXES

     There was no provision for current income taxes for the six months ended December 31, 2003 and 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months and the six months ended December 31, 2003 and 2002. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

RESULTS OF OPERATIONS

The net loss for the quarter ended December 31, 2003, was $17,604 compared with a net loss of $25,532 for the fiscal quarter ended December 31, 2002. General and administrative expenses decreased in the quarter ended December 31, 2003 by approximately $15,013 over the quarter ended December 31, 2002 due to decreased activity.

There was no revenue for the six months ended December 31, 2003 and the three months ended December 31, 2002, as the Company ceased all marketing and sales activity.

As a result of no revenue, the Company has eliminated its fixed overhead costs. The lone officer of the Company is working without compensation out of office space at no charge to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no funding during the six months ended December 31, 2003 except for the payment of certain current expenses by an investor on behalf of the Company totaling $7,500.

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


ITEM 3   CONTROLS AND PROCEDURES

Our President, and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003 and believes that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                 DIMENSIONAL VISIONS INCORPORATED


DATED: February 24, 2004        By: /s/ Preston J. Shea
                                    ---------------------------------
                                    Preston J. Shea, President and Chief
                                    Financial officer
                                    (Principal Executive and Financial Officer)