Form 10KSB
period 2004-06-30
DIMENSIONAL VISIONS INC/ DE
filed 2004-11-15
CIK 836809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the fiscal year ended June 30, 2004

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

         Issuer's telephone number, including area code: (480) 861-1183

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes {X} No { }

     For the fiscal year ended June 30, 2004, the Company's revenue was zero.

     As of November 12, 2004, the number of shares of Common Stock outstanding was 1,145,987. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of November 12, 2004, was approximately $2,177,375 (based upon 1,145,987 shares at $1.90 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804); and (ii) Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002 are incorporated in Part III, Item 13(a).

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
ITEM 1   DESCRIPTION OF BUSINESS...............................................3
     General...................................................................3
     Company History...........................................................3
         Fiscal Years 1988-1994................................................3
         Fiscal Years 1995-1997................................................3
         Fiscal Years 1998-2004................................................4
     Patents, Trademarks and Proprietary Protection............................4
     Employees.................................................................5
     Selected Consolidated Financial Data......................................5

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

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................8
     Fiscal Years 2004 and 2003................................................8
         Results of Operations.................................................8
         Liquidity and Capital Resources.......................................8

ITEM 7   FINANCIAL STATEMENTS................................................. 9

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................10

ITEM 8A. CONTROLS AND PROCEDURES..............................................10

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

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......14
     1996 Equity Incentive Plan...............................................14
     1999 Stock Option Plan...................................................15

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................15

ITEM 13  EXHIBITS AND REPORTS ON FORM 8K......................................16

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES...............................18

SIGNATURES....................................................................20

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Prior to its discontinuance of operations, Dimensional Visions Incorporated (the "Company") created and delivered 3D/animated graphics for products, packaging and marketing communications. However, the Company is not actively conducting operations at this time. See "Company History-Fiscal Years 1998-2003" below.

InfoPak, Inc. is our subsidiary company, but is no longer an operating entity. It Corporate charter was revoked September 30, 2003, for failure to file its annual report with the Arizona Corporation Commission.

The Company's office and principal place of business is located at 8777 N. Gainey Center Drive, Suite 191, Scottsdale, Arizona 85258, and its telephone number is (480)861-1183.


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

FISCAL YEARS 1998-2004

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

The Company has discontinued all operations and has no active business. Our new management is now evaluating the Company's options, such as a sale, merger, or other business combination. The Company's financial position is precarious. Unless we are able to generate revenues or acquire funding to cover our present and ongoing operating cost and liabilities, we may not be able to continue as a going concern. The probability of generating revenues or obtaining financing is unlikely at this time.


PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION

The Company has received trademark registration of DV3D(R).

Historically, when the Company enters engages in business transactions involving its technology, it enters into confidentiality agreements with all persons and entities who or which may have access to our technology. However, no assurance can be given that such agreements, the patents, or any additional patents that may be issued to the Company will prevent third parties from developing similar or competitive technology. There can be no assurance that the patents will provide us with any significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of its patents, or if instituted that any such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial.

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


EMPLOYEES

The Company has one employee who serves without compensation. The Company is not a party to any collective bargaining agreements. The Company considers its relations with employees to be good.


SELECTED CONSOLIDATED FINANCIAL DATA

Set forth below is selected financial data derived from the Company's Consolidated Financial statements, some of which appear elsewhere in this Report. This data should be read in conjunction with the Consolidated Financial statements, included elsewhere in this Report.


                            Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                           June 30, 2004   June 30, 2003   June 30, 2002   June 30, 2001   June 30, 2000
                           -------------   -------------   -------------   -------------   -------------
Operating revenue           $   --          $   --          $   131,946     $   234,347     $ 1,008,862
Net loss                    $  (107,613)    $  (118,808)    $(1,515,774)    $(1,059,775)    $(1,021,144)
Net loss per share of
common stock                $      (.22)    $      (.21)    $      N/A      $      N/A      $      N/A
Balance Sheet Data:
Working capital (deficit)   $(1,264,203)    $(1,178,340)    $(1,059,532)    $  (542,882)    $   205,284
Total assets                $   --          $   --          $        18     $   211,594     $   885,033
Total liabilities           $   --          $   --          $        18     $   211,594     $   885,033
Stockholders' equity
(deficiency)                $(1,264,203     $(1,178,340     $(1,059,532)    $  (385,574)    $   365,921

ITEM 2. DESCRIPTION OF PROPERTY.

In order to reduce expenses, the Company is currently operating out of office space made available at no charge to the Company.


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

In 2003, the Company was sued in the Superior Court of the State of California, Orange County, by the law firm of Oswald & Yapp, A Professional Corporation. The suit was based on claims of legal fees for services rendered but not paid. The Company failed to respond to the suit and on February 27, 2004, a judgment was entered against the Company in the amount of $31,578.91.

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


On May 6, 2003, a majority of our shareholders executed a majority written consent in lieu of special meeting. The majority shareholders voted "for" the following actions:

* Reversing the number of issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares, and authorizing the filing of a Certificate of Amendment with the Delaware Division of Corporations to effect same.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Company's Common Stock has been quoted on the OTC Bulletin Board (the "Bulletin Board") under the symbol "DVSO" from May 18, 2004. From January 12, 1998 to May 18, 2004, it was traded under the symbol "DVUI". Prior to January 12, 1998, the Company's Common Stock traded under the symbol "DVGL."

During the year ended June 30, 2003, and until May 18, 2004, at times when the average number of shares issued and outstanding exceeded 60,000,000 shares, the Company's shares traded at prices in the mils. In May 2004, the Company effected a 1 for 60 reverse split of the number of shares issued and outstanding. This change was reflected in the market on May 18, 2004. Subsequent to the contraction in the number of shares issued and outstanding, during the last 30 trading days of the Fourth Quarter, the prices of the Companies shares have ranged from a low of $0.55 to a high of $7.00.


HOLDERS

As of November 12, 2004, the number of stockholders of record was 261, not including beneficial owners whose shares are held by banks, brokers and other nominees. The number of stockholders of record as of the date of this filing was not available. The Company estimates that it has approximately 3,000 stockholders in total.


DIVIDENDS

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, an 8% annual dividend is due and owing. As of June 30, 2003, the Company has not declared dividends on Series A or B preferred stock. The unpaid cumulative dividends totaled approximately $116,425. See Note 8 of Notes to Consolidated Financial Statements.



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR FISCAL YEARS 2003 AND 2002


FISCAL YEAR 2004

The Company issued 29,000 shares of the Company's common stock to consultants for services rendered valued at $21,750.

FISCAL YEAR 2003

Three  former  employees  of the  company  surrendered  2,187,500  shares of the
company's   common  stock  that  was  originally   issued  to  satisfy   payroll
liabilities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 2004 AND 2003

RESULTS OF OPERATIONS

The Company ceased all operations in the first quarter of 2002 and is exploring new business possibilities.

The net loss for the fiscal year ended June 30, 2004, was $107,613 compared with a net loss of $118,808 for the fiscal year ended June 30, 2003. General and administrative expenses decreased in the fiscal year ended June 30, 2004 by approximately $10,885 over the fiscal year ended June 30, 2003. This decrease was due to the elimination of all expenses except for Accounting, Auditing, Legal and Transfer fee costs. Marketing expenses and engineering expenses for the fiscal years ended June 30, 2004 and June 30, 2003 were eliminated as a result of a decline in business and lack of funding resulting in a discontinuance of operations.

Revenue for the fiscal years ended June 30, 2004 and June 30, 2003, was zero, as the Company had no activity during the year.

As a result of the cessation in revenue, the Company has eliminated its fixed overhead costs. All employees of the Company have either resigned or been laid off except for the one officer of the Company who is working without compensation. In addition, the Company has vacated its prior leased premises and is currently operating out of office space made available to it at no charge to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no collections during the fiscal year ended June 30, 2004.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The accountants for the Registrant is the firm of Shelley International CPA, 161 East 1st Street, Suite 1, Mesa, AZ 85201 who were engaged on November 5, 2004. Prior to that, the accountants for the Registrant was the firm of Kopple & Gottlieb, LLP, 420 Old York Rd., Jenkintown, Pennsylvania 19046. The decision to change accountants was necessitated by the fact that Kopple & Gottlieb was acquired by another public accounting firm. The acquiring firm has elected not to provide services to clients who are required to report to the Securities Exchange Commission. Kopple & Gottlieb, LLP, had been the Company's independent certified accountants since the year 2000.

Prior to the engagement of Kopple & Gottlieb, the principal accountants for the Company was Gitomer & Berenholz, P.C., Huntingdon Valley, Pennsylvania, whose services were terminated by the Company as of July 13, 2000. The principal accountant's report on the financial statements of the Registrant contained no adverse opinion or a disclaimer of opinion, nor was qualified nor modified as to uncertainty, audit scope, or accounting principles. The termination of Gitomer & Berenholz, P.C. was approved by the Board of Directors.

The report of the Company's former independent certified accountants, Kopple & Gottlieb, LLP, covering the fiscal year ended June 20 2003 and Shelley International CPA fpr the fiscal year ended June 30, 2004, did not include an adverse opinion or disclaimer of opinion, and was not qualified as to the audit scope or accounting principles.

In connection with the audits of the two most recent fiscal years and during any subsequent interim period preceding the resignation of Kopple & Gottlieb, LLP, there did not develop any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure between such former independent certified accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent certified accountants' satisfaction.



ITEM 8A.  CONTROLS AND PROCEDURES

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

                                     ANNUAL COMPENSATION              LONG TERM COMPENSATION
                               ------------------------------   --------------------------------
                                                                      Awards           Payouts
                                                               --------------------    --------
                                                    Other                Securities
                                                    Annual   Restricted  Underlying                All Other
                                                    Compen-      Stock     Options/     LTIP        Compen-
                       Year   Salary($)  Bonus($)   sation($)  Awards($)   SARs(#)    Payouts($)   sation($)
                       ----   --------   --------   --------   --------   ---------   ---------    --------

Preston J. Shea        2004   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-
President, Secretary,  2003   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-
CFO (1)

Jason M. Genet,        2003   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-
President(2)

Larry Kohler,          2003   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-
CFO(3)

Lawrence G. Olson,     2003   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-
VP, Secretary(4)


----------
(1)  Effective September 08, 2003.
(2)  Effective August 5, 2002; Resigned May 15, 2003
(3)  Effective August 5, 2002; Resigned September 8, 2003
(4)  Effective August 5, 2002; Resigned September 8, 2003


EMPLOYMENT AND RELATED AGREEMENTS

John D. McPhilimy had an employment agreement with the Company dated January 1, 2001 and commencing on July 1, 2001. The term of the agreement was three years ending in June 2004. Mr. McPhilimy's base compensation was $96,000. The agreement was terminated without cause by Mr. McPhilimy's resignation on June 7, 2002.

Bruce D. Sandig had an employee agreement with the Company. The term of the agreement was three years ending June 2004. Mr. Sandig's base compensation was $90,000 per year. The agreement was terminated without cause by Mr. Sandig's resignation on April 1, 2002.

The Company has no employment agreements with any of its current management.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of those persons who: (i) own more than five percent of our common stock as of November 12, 2004 with the number of outstanding shares at 1,145,987; (ii) are officers or directors of the Company; and (iii) all officers and directors as a group:

                                                                    Percentage
                                                                   Beneficially
              Name                           Number of Shares        Owned(1)
              ----                           ----------------        --------
Jason M. Genet,                                  185,000              16.1%
1636 Los Alamos circle
Mesa, AZ  85204

David W. Keaveney                                285,000              24.9%
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - The following Exhibits are incorporated by reference:

     3.1(a)    Articles of Incorporation, dated May 12, 1988
     3.2(a)    Bylaws
     4.1(a)    Certificate  of  Designation  of Series A  Convertible  Preferred
                 Stock, dated December 12, 1992
     4.2(a)    Certificate  of  Designation  of Series B  Convertible  Preferred
                 Stock, dated December 22, 1993
     4.3(a)    Certificate  of  Designation  of Series P  Convertible  Preferred
                 Stock, dated September 11, 1995
     4.4(a)    Certificate  of  Designation  of Series S  Convertible  Preferred
                 Stock, dated August 28, 1995
     4.5(a)    Certificate  of  Designation  of Series C  Convertible  Preferred
                 Stock, dated November 2, 1995
     4.6(a)    Certificate  of  Designation of Series D and Series E Convertible
                 Preferred Stock dated August 25, 1999
     4.7(a)    Form of Warrant Agreement to debt holders, dated January 15, 1998
     4.8(a)    Form of Warrant Agreement to debt holders, dated April 8, 1998
     4.9(a)    Form of Warrant Agreement to participants in Private Placement dated April 8, 1998
     4.10(b)   Pledge  Agreement dated January 11, 2001 with Dale Riker and Russ
                 Ritchie
     4.11(b)   Investment Agreement dated December 13, 2000, with Swartz Private
                 Equity, LLC
     4.12(b)   Merrill  Lynch  Portfolio  Reserve  Loan and  Collateral  Account
                 Agreement, dated January 12, 2002
     10.1(a)   1996 Equity Incentive Plan
     10.2(a)   1999 Stock Option Plan
     10.3(c)   Employment   Agreement  dated  January  1,  2001,  with  John  D.
                 McPhilimy
     10.4(c)   Employment  Agreement dated July 1, 2001, with Bruce D. Sandig
     10.5(d)   Settlement  Agreement and Release dated April 30, 2003, between the Company and Russell H. Ritchie,
                Dale E. Riker,  Suntine  Enterprises,  LLC, and Cornerstone
                  Wireless Communications, LLC.
     14(e)     Dimensional Visions, Inc. Code of Ethics
     21.1(b)   Subsidiaries of the Registrant
     23.1(e)   Consent of Shelley International CPA
     31.1(e)   Certification  of Chief  Executive Officer and of Chief Financial
                 Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1(e)   Certification  of Chief Executive  Officer and of Chief Financial
                 Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

2. Form 8-K/A, filed September 23, 2004, giving notice that Registrant's proposed Seven Hundred Fifty Thousand Dollar ($750,000.00) private placement financing to accredited investors has been cancelled with nothing raised. Further, the negotiations by the Registrant to acquire Global Entertainment Marketing & Advertising, Inc. has been terminated. This Form 8-K report is incorporated herein by reference.





----------
(a) Incorporated by reference from the Company's Registration Statement on Form SB-2 dated June 19, 2000 (Registration No. 333-30368).

(b) Incorporated by reference from the Company's Registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804).

(c) Incorporated by reference from the Company's Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002.

(d)  Incorporated  by reference
from the Company's Form 10KSB for FYE June 30, 2003, filed October 15, 2003.

(e)  Incorporated herein.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES.

       The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2004 and 2003.


Fee Category                           Fiscal 2004 Fees       Fiscal 2003 Fees
------------                           ----------------       ----------------
Audit Fees (1)                              10,000                 7,500
Audit-Related Fees (2)                           0                     0
Tax Fees (3)                                     0                     0
All Other Fees (4)                               0                     0
Total Fees                                  10,000                 7,500


-------------
1. Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended June 30, 2004 and 2003, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

2. Audit-Related Fees. Consists of fees billed for services rendered to Registrant for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.

3. Tax Fees. Consists of fees billed for services rendered to Registrant for tax services, which generally include fees for corporate tax planning, consultation and compliance.

4. All Other Fees. Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2004 and 2003.

        None of the "audit-related," "tax" and "all other" services in 2004, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.


Pre-Approval of Services of Principal Accounting Firm

        The Audit Committee's written policy is to pre-approve all audit and permissible non-audit services provided by Registrant's principal accounting firm (independent auditor). These services may include audit services, audit-related services, tax services and other permissible non-audit services. Any service incorporated within the independent auditor's engagement letter, which is approved by the Audit Committee, is deemed pre-approved. Any service identified as to type and estimated fee in the independent auditor's written annual service plan, which is approved by the Audit Committee, is deemed pre-approved up to the dollar amount provided in such annual service plan.

        During the year, the principal accounting firm may also provide additional accounting research and consultation services required by, and incident to, the audit of Registrant's financial statements and related reporting compliance. These additional audit-related services are pre-approved up to the amount approved in the annual service plan approved by the Audit Committee. The Audit Committee may also pre-approve services on a case-by-case basis during the year.

        The Audit Committee's approval of proposed services and fees are noted in the meeting minutes of the Audit Committee and/or by signature of the Audit Committee on the engagement letter. The principal accounting firm of Registrant and management are periodically requested to summarize the principal accounting firm services and fees paid to date, and management is required to report whether the principal accounting firm's services and fees have been pre-approved in accordance with the required pre-approval process of the Audit Committee.


Non-Audit Services

        The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by the Registrant's principal accountants is compatible with maintaining auditor independence.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIMENSIONAL VISIONS, INC.



Dated: November 15, 2004
                                    By: /s/ Preston J. Shea
                                    ------------------------
                                    Preston J. Shea, President
                                    Principal Accounting Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



        Signature                  Title                      Date

/s/ Preston J. Shea         President,                      November 15, 2004
-------------------         Principal Accounting Officer,
Preston J. Shea             Director

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements

     Balance Sheet                                                           F-4

     Statements of Operations                                                F-5

     Statements of Stockholders' Deficiency                                  F-6

     Statements of Cash Flows                                                F-7

     Notes to Consolidated Financial Statements                              F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet (not included here-in) of Dimensional Visions Incorporated and Subsidiary (the "Company") as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Incorporated and Subsidiary as of June 30, 2003 and the results of their operations and their cash flows for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Dimensional Visions Incorporated and Subsidiary
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Dimensional Visions Incorporated and Subsidiary (the "Company") as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Incorporated and Subsidiary as of June 30, 2004 and the results of their operations and their cash flows for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital and a stockholders deficiency of $1,264,203 as of June 30, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and (2) Seek out a sale, merger or other business combination with another entity acceptable to the Board of Directors. Management's plan concerning these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Shelly International CPA's
--------------------------

Mesa, Arizona
November 10, 2004

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

ASSET
Current asset
  Cash                                                             $         --
                                                                   ------------
      Total current asset                                                    --
                                                                   ------------
      Total asset                                                $           --
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
 Short-term borrowings                                                  632,520
 Accounts payable, accrued expenses and other liabilities               631,683
                                                                   ------------
       Total current liabilities                                      1,264,203
                                                                   ------------


      Total liabilities                                               1,264,203
                                                                   ------------

Commitments and contingencies                                                --

Stockholders' deficiency
  Preferred stock - $.001 par value, authorized 10,000,000
   shares; issued and outstanding 524,044 shares                            524
  Additional paid-in capital                                            908,894
                                                                   ------------
                                                                        909,418
  Common stock - $.001 par value, authorized 100,000,000
   shares; issued and outstanding 1,058,526                               1,059
  Additional paid-in capital                                         22,456,043
  Deficit                                                           (24,630,723)
                                                                   ------------

        Total stockholders' deficiency                               (1,264,203)
                                                                   ------------
        Total liabilities and stockholders' deficiency             $         --
                                                                   ============

                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2004 AND 2003



                                                     2004             2003
                                                  -----------       -----------


Operating revenue                                 $       --        $        --
Cost of sales                                             --                 --
                                                  -----------       -----------

Gross profit                                              --                 --
                                                  -----------       -----------

Operating expenses
  Engineering and development costs                       --                 --
  Marketing expenses                                      --                 --
  General and administrative expenses                  38,083            48,968
                                                  -----------       -----------

        Total operating expenses                       38,083            48,968
                                                  -----------       -----------
Loss before interest expense                          (38,083)          (48,968)
                                                  -----------       -----------
  Interest expense                                    (69,530)          (69,840)



Net loss                                             (107,613)         (118,808)

Dividends in arrears on preferred stock              (116,425)         (105,875)
                                                  -----------       -----------

Net Loss available to common shareholders         $  (224,038)      $  (224,683)
                                                  ===========       ===========
Loss per share
  Basic and diluted loss per common share         $       .22      $       (.21)
                                                  ===========       ===========

Shares used in computing net loss per share         1,031,665         1,065,884
                                                  ===========       ===========


                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       YEARS ENDED JUNE 30, 2004 AND 2003

           Preferred Stock                       Common Stock
         --------------------               ---------------------
                     Additional                             Additional
 ($.001 Par Value)    Paid-in        ($.001 Par Value)        Paid-in
 Shares     Amount    Capital       Shares        Amount      Capital       Deficit         Total
---------   ------ ----------    ---------      ------    -----------   ------------     -----------

Balance, June 30, 2002

524,044   $  524   $  908,894     $1,065,984      $1,066    $22,434,228   $(24,404,302)  $(1,059,532)
=======   ======   ==========     ==========     =======    ===========   ============   ===========


Surrender of 36,458
shares of the Company's
common stock originally
issued for compensation              (36,458)        (36)            36             --             --

Net loss      --           --             --          --             --       (118,808)     (118,808)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, June 30, 2003

524,044   $  524   $  908,894     $1,029,526      $1,030    $22,434,264   $(24,523,110)  $(1,178,340)
=======   ======   ==========     ==========     =======    ===========   ============   ===========

Issuance of 29,000 shares
of the Company's common
stock to consultants for
consultants for services
valued at $21,750                     29,000          29         21,721             --       $21,750

Net loss     --           --             --          --             --      $(107,613)     $(107,613)
-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, June 30, 2004

524,044  $   524   $  908,894      1,058,526      $1,059    $22,455,985  $(24,630,723)   $(1,264,203)
=======   ======   ==========     ==========     =======    ===========   ============   ===========


* The above common shares have been adjusted retroactively for a 60:1 reverse stock split occurring May 6, 2004.


                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                                           2004             2003
                                                                        -----------     -----------
Operating activities
  Net loss                                                             $  (107,613)     $  (118,808)
                                                                                         (1,515,774)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Loss on disposal of assets and capitalized lease termination                --                --
   Consulting service paid through issuance of common stock                 21,750               --
   Depreciation and amortization of property and equipment                     --                --
   Amortization of debt discount                                               --                --
   Amortization of other assets and deferred costs                             --                --
   Security deposit used to pay rent                                           --                --
   Changes in assets and liabilities which provided (used) cash
    Accounts receivable, trade                                                 --                --
    Prepaid supplies and expenses                                              --                --
    Accounts payable, accrued expenses and other liabilities                85,863          118,590

                                                                       -----------      -----------
Net cash used in operating activities                                          --              (218)

                                                                       -----------      -----------
Financing activities
   Short term borrowings                                                       --               200
                                                                       -----------      -----------
Net cash provided by financing activities                                      --               200
                                                                       -----------      -----------
Net decrease in cash and cash equivalents                                                       (18)

Cash and cash equivalents, beginning of year                                                     18
                                                                       -----------      -----------
Cash, end of year                                                      $       --       $        --
                                                                       ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                               $       --       $        --
                                                                       ===========      ===========
  Issuance of common stock in connection
    with consulting services                                           $    21,750       $       --
                                                                       ===========      ===========



                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                       YEARS ENDED JUNE 30, 2004 AND 2003


Supplemental disclosure of non-cash investing and financing activities for fiscal year 2004:


     The Company issued 29,000 shares of the Company's common stock to consultants for services rendered valued at $21,750.





                 See notes to consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2004 AND 2003

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

          The Company has historically financed its operations primarily through the sale of its securities. The Company has had no sales during the years ended June 30, 2004 and 2003. The volume of business is not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its present operations.

          Effective May 6, 2004, the Company's stockholders approved a one for sixty Reverse Split of its common stock ("The Reverse Split"). The effect of the Reverse Split has been retroactively reflected as of July 1, 2002 in the consolidated financial statements. All references to number of shares issued, conversions to common stock, per share amounts and stock option data have been restated to reflect the effect of the Reverse Split for the period presented.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company has incurred losses since inception of $24,630,723 and has a working capital deficiency of $1,264,203 as of June 30, 2004. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve a sale, merger, or other business combination with another entity acceptable to the board of directors. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining financing, a sale, merger, or other business combination with another entity, and (c) negotiating a settlement of various obligations in order to position the company for a sale, merger, or business combination.

          The consolidated financial statements have been prepared on a going concern basis which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at June 30, 2004, is not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2004 AND 2003

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2004 AND 2003

Note 3:   Accounts Payable, Accrued Expenses and Other Liabilities

               Accounts payable                             $430,546
               Accrued Interest                              185,065
               Salaries                                       16,072
                                                            --------

                    Total                                   $631,683
                                                            ========


Note 4:   Short-Term Borrowings
              Interest
                                        Rates      2004          2003
                                      --------     ----          ----
           Investors Group              10%      $399,253     $399,253
           Convertible Debentures      12-14%      45,000       45,000
           Secured Note                 12%       180,000      180,000
           Individual                   --          8,267        8,267
                                              -----------     --------
                                                 $632,520     $632,520

          On January 29, 2002, the investor group as the guarantor on the secured line of credit with Merrill Lynch paid off this obligation, after the loan was declared in default. The Company continues to accrue interest under this obligation.

          The  outstanding   debt  may  also  be  converted  by  the  individual
          stockholders at a rate of one half a share of the Company's common stock for every dollar assumed.

          During July and August of 2001 the Company borrowed $45,000 and issued a 14% convertible debenture for $25,000 due in October 2001 and issued a 12% convertible debenture for $20,000 due in February 2002. Both debentures are in default under the terms of the debenture agreement. The Company continues to accrue interest on these obligations. The debentures are convertible into 6,000 shares of the Company's common stock at $7.50 per share after given effect for the 1 to 60 share reverse split.

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2004 AND 2003

Note 4:   Short-Term Borrowings (continued)

          On April 30, 2003, the Company entered into a settlement agreement and release with "the debt holder group," which includes the investor group representing $399,253 of short term debt, the limited liability company of $180,000 of short term debt and an entity owned by the investor group which made disbursements of approximately $ 53,208 for the benefit of the Company through June 30,2004, which is included in accounts payable. The agreement calls for all of debt holder group liabilities to be paid in full by issuing $50,000 in post reorganization unrestricted Company Common Stock and issuing $200,000 in post reorganization restricted Company Common Stock. The agreement requires the Company's common stock to be issued within 10 days of the completion of the reorganization of the Company. At the time the stock is issued, interest accrued on the motes will be cancelled. The debt holder group is permitted to liquidate up to $10,000 worth of the unrestricted common stock each month for five months commencing 10 days after receipt of the Company's Common Stock. The debt holder group may receive additional unrestricted stock if the Company's stock falls below $50,000 upon liquidation and additional shares of restricted stock if the price of the restricted shares fall below $200,000 one year after first receipt. As of November 2004, no plan of reorganization has been entered into.


Note 5:   Commitments and Contingencies

          There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

          The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2003 was approximately $116,425

          The Company's lease obligation under the remaining lease term through December 2003 was approximately $70,000. Management has had no communications with the former landlord, since October 2002.

Note 6:   Common Stock

          As of June 30, 2004, there are outstanding 111,008 non-public warrants and options to purchase the Company's common stock at prices ranging from $7.50 to $15.93 with a weighted average price of $9.52 per share.

          As of June 30, 2004, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding which can be converted to 14,814 shares of common stock (see Note 7).

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2004 AND 2003

Note 6:   Common Stock (continued)

          As of June 30, 2004, there are convertible debentures outstanding that can be converted to 6,000 shares of common Stock (see note 4) and the investor group can also convert the outstanding loan to 19,963 shares of common stock at an exchange rate of three shares for every dollar.

          On June 4, 2004 the Company issued 29,000 Shares of the Company's common stock for consulting services rendered to the Company and valued a $21,750.

          The total number of shares of the Company's common stock that would have been issued upon conversion of the outstanding warrants, options, preferred stock and loans converted equaled 151,785 shares as of June 30, 2004, and would be in addition to the 1,058,525 shares of common stock outstanding as of June 30, 2004.


Note 7:   Preferred Stock

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
                                             =========            =========

          The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of .027 share of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid (see Note 5).

          The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred"), is convertible at the rate of .067 share of common stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid (see Note 5).

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2004 AND 2003

Note 7:   Preferred Stock (continued)

          The  Company's  Series  C  Convertible   Preferred  Stock  ("Series  C
          Preferred") is convertible at a rate of .007 share of common stock per share of Series C Preferred.

          The  Company's  Series  D  Convertible   Preferred  Stock  ("Series  D
          Preferred") is convertible at a rate of .034 share of Common stock per share of Series D Preferred.

          The  Company's  Series  E  Convertible   Preferred  Stock  ("Series  E
          Preferred") is convertible at a rate of .034 share of Common stock per share of Series E Preferred.

          The  Company's  Series  P  Convertible   Preferred  Stock  ("Series  P
          Preferred"), is convertible at a rate of .007 share of common stock for each share of Series P Preferred.

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2004 AND 2003

Note 8:   Stock Option Plan and Equity Incentive Plan

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

          As of June 30, 2004, no stock options have been granted under this plan.

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

          Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. As of June 30, 2004 and 2003, no options or SAR's have been granted.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2004 AND 2003

Note 8:   Stock Option Plan and Equity Incentive Plan (continued)

          If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, the Company's net loss and net loss per share would have not changed for the pro forma amounts as indicated below:

                                                        2004           2003
                                                     -----------    -----------
          Net Loss available to common shareholders  $ (224,038)   $ (224,683)
          Net Loss - pro forma                       $ (224,038)   $ (224,683)
          Net Loss per share - as reported           $     (.22)   $     (.21)
          Net Loss per share - pro forma             $     (.22)   $     (.21)


Note 9:  Income Taxes

          The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2004 were as follows:

               Deferred tax assets:
                 Goodwill                                  $   173,000
                 Net operating loss carryforwards            8,001,000
                                                           -----------
                                                             8,174,000
                                                           -----------

               Net deferred tax asset                        8,174,000
               Valuation allowance                          (8,174,000)
                                                           -----------

               Net deferred tax asset reported             $        --
                                                           ===========

          The change in valuation allowance for the year ended June 30, 2003 was increased by approximately $46,000.

          There was no provision for current income taxes for the years ended June 30, 2004 and 2003.

          The federal net operating loss carry forwards of approximately $21,698,000 expires in various years through 2024. In addition the Company has state carry forwards of approximately $6,927,000.

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

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  10. The Effect of Recent Account Standards

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 148  ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.


SFAS 149 AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO.
133, Accounting for Derivative Instruments and Hedging  Activities.


SFAS 150  FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND
EQUITY

This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.


INTERPRETATION NO. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.