Form 10QSB
period 2004-09-30
DIMENSIONAL VISIONS INC/ DE
filed 2004-11-26
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2004
                                              ------------------

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

As of September 30, 2004, the number of shares of Common Stock issued and outstanding was 1,058,525.

Transitional Small Business Disclosure Format (check one):
   Yes     [   ]         No          [ X ]

                        DIMENSIONAL VISIONS INCORPORATED

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
PART I - FINANCIAL  INFORMATION

   Item 1.  Financial Statements (Unaudited)

     Balance Sheet - June 30, 2003 and September 30, 2004                   3

     Statement of Operations - For the three months and three
     months September 30, 2004 and 2003                                     4

     Statement of Cash Flows - For the three months
     ended September 30, 2004 and 2003                                      5

     Notes to Financial Statements                                          6

   Item  2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

   Item  3.  Controls and Procedures                                       10

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                              11
   Item 2.  Changes in Securities                                          11
   Item 3.  Defaults Upon Senior Securities                                11
   Item 4.  Submission of Matters to a Vote of Security Holders            11
   Item 5.  Other Information                                              11
   Item 6.  Exhibits                                                       12

SIGNATURES                                                                 12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,    June 30,
                                                       2004            2004
                                                    ------------    -----------
                                                     (UNAUDITED)

                                    ASSETS

Total assets                                         $     -----    $     -----
                                                     ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                              $   632,520    $   632,520
  Accounts payable, accrued expenses and
   other liabilities                                     649,287        631,683
                                                    ------------    -----------
Total current liabilities                              1,281,807      1,264,203
                                                    ------------    -----------

Total liabilities                                      1,281,807      1,264,203
                                                    ------------    -----------
Commitments and contingencies                               --              --

Stockholders' equity
  Preferred stock - $.001 par value, authorized
   10,000,000 shares; issued and
   outstanding - 524,044 shares at
   September 30, 2004 and at June 30, 2004                   524            524
  Additional paid-in capital                             908,894        908,894
                                                    ------------    -----------
                                                         909,418        909,418
  Common stock - $.001 par value, authorized
   100,000,000 shares; issued and
   outstanding 1,058,525 shares at
   September 30, 2004 and June 30, 2004                    1,059          1,059
  Additional paid-in capital                          22,456,043     22,456,043
  Deficit                                            (24,648,327)   (24,630,723)
                                                    ------------    -----------

Total stockholders' equity                            (1,281,807)   (1,264,203)
                                                    ------------    -----------

Total liabilities and stockholders' equity           $     -----    $    -----
                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three months Ended
                                                      September 30,
                                          ----------------------------------
                                              2004                  2003
                                          -----------           ------------

  Operating revenue                       $      ----           $       ----
  Cost of sales                                  ----                   ----
                                          -----------           ------------

  Gross profit                                   ----                   ----
                                          -----------           ------------
  Operating expenses
    General & administrative
    expenses                                     ----                   ----
                                          -----------           ------------

  Total operating expenses                       ----                   ----
                                          -----------           ------------

  Loss before other expenses                     ----                   ----
                                          -----------           ------------
  Other expenses
     Interest expense                         (17,604)               (17,349)
                                          -----------           -----------

  Net loss                                $   (17,604)          $    (18,349)
                                          ===========           ============

  Net loss per share of
     common stock                         $     (.017)          $      (.017)
                                          ===========           ============
  Weighted average shares of
     common stock outstanding               1,058,525              1,029,525
                                          ===========           ============




            See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months Ended
                                                               September 30,
                                                     --------------------------
                                                         2004          2003
                                                     -----------   ------------

Cash flows from operating activities
  Net loss                                           $   (17,604)  $    (18,349)
  Total adjustments to reconcile net loss
    to net cash used in operating activities              17,604         18,349
                                                     -----------   ------------
Net cash used in operating activities                       ----           ----
                                                     -----------   ------------

Cash flows from financing activities
  Short term borrowings                                     ----           ----
                                                     -----------   ------------
Net cash provided by financing activities                   ----           ----
                                                     -----------   ------------

Net increase (decrease) in cash                             ----           ----
Cash, beginning                                             ----           ----
                                                     -----------   ------------
Cash, ending                                         $      ----   $       ----
                                                     ===========   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $      ----   $       ----
                                                     ===========   ============











            See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2004, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended September 30, 2004 and 2003 are unaudited. The financial statements for the period ended September 30, 2004 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2005.

     The Company has incurred losses since inception of $24,648,327 and has a working capital deficiency of $1,281,807 as of September 30, 2004.

     As a result of no revenue, the company has eliminated its fixed overhead costs. The lone officer of the Company is working without compensation out of office space at no charge to the company.


NOTE 2. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                     September 30,              June 30,
                                         2004                     2004
                                     -------------             ---------
     Accounts payable                 $ 430,541                $ 430,546
     Salaries                            16,072                   16,072
     Accrued Interest                   202,669                  185,065
                                      ---------                ---------
     Total                            $ 649,282                $ 631,683
                                      =========                =========

NOTE 3. SHORT-TERM BORROWINGS

     On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. The Company no longer has access to any financing under this line of credit. As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay. The guarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company. The outstanding debt to the guarantors, Russell Ritchie and Dale Riker, as of September 30, 2004 was $399,253.

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

     The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2004 was approximately $116,425.


NOTE 5. COMMON STOCK

     On May 6, 2004, the Board of Directors of the Company and a majority of the stockholders entitled to vote thereon approved and the Company filed a Certificate of Amendment of Certificate of Incorporation of the Corporation with the Secretary of State for the State of Delaware. The number of shares of the Company outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The amendment authorized the Company to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Company now has 1,058,525 post-reverse shares outstanding. The effect of the reverse stock split has been recognized retroactively as of September 30, 2003 in the financial statements, and all per share data in the financial statements and in the shareholder equity accounts have been restated to give effect to the reverse stock split.


     As of September 30, 2004, there are outstanding 110,875 of non-public warrants to purchase the Company's common stock at prices ranging from $7.50 to $15.94 with a weighted average price of $9.53 per share.


NOTE 6. PREFERRED STOCK

     The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                     Allocated          Outstanding
                                    ------------   ---------------------------
                                                   September 30,      June 30,
                                                        2004            2004
                                                   -------------      --------
        Series A Preferred             100,000         15,500           15,500
        Series B Preferred             200,000          3,500            3,500
        Series C Preferred           1,000,000         13,404           13,404
        Series D Preferred             375,000        130,000          130,000
        Series E Preferred           1,000,000        275,000          275,000
        Series P Preferred             600,000         86,640           86,640
                                     ---------        --------        --------
        Total Preferred Stock        3,275,000        524,044          524,044
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

NOTE 7  INCOME TAXES

     There was no provision for current income taxes for the three months ended September 30, 2004 and 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months and the three months ended September 30, 2004 and 2003. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

RESULTS OF OPERATIONS

The net loss for the quarter ended September 30, 2004, was $17,604 compared with a net loss of $32,617 for the fiscal quarter ended September 30, 2003. General and administrative expenses decreased in the quarter ended September 30, 2004 by approximately $15,000 over the quarter ended September 30, 2003 due to decreased activity.

There was no revenue for the three months ended September 30, 2004 and the three months ended September 30, 2003, as the Company ceased all marketing and sales activity.

As a result of no revenue, the Company has eliminated its fixed overhead costs. The lone officer of the Company is working without compensation out of office space at no charge to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no funding during the three months ended September 30, 2004.

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


ITEM 3   CONTROLS AND PROCEDURES

Our President, and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004, and believes that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) On or about December 6, 2001, Russell H. Ritchie, Dale Riker, and Suntine Enterprises, LLC (the "Arizona Plaintiffs") brought an action in the Superior Court of the State of Arizona, in and for the County of Maricopa, No. CV2001-021203, against the Company, its officers, directors, consultants and shareholders (collectively, "Defendants"), for Breach of Contract and Tort. This matter was dismissed without prejudice by the Arizona Plaintiffs, on June 13, 2002.

(b) In 2003, the Company was sued in the Superior Court of the State of California, Orange County, by the law firm of Oswald & Yapp, A Professional Corporation. The suit was based on claims of legal fees for services rendered but not paid. The Company failed to respond to the suit and on February 27, 2004, a judgment was entered against the Company in the amount of $31,578.91.

To the best knowledge of our management, there are no other material litigation matters pending or threatened against us.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 1,058,525 post-reverse shares outstanding.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 6, 2004, the Registrant filed a Certificate of Amendment of Certificate of Incorporation of Dimensional Visions Incorporated with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 1,058,525 post-reverse shares outstanding.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

   a)    The following Exhibits are filed herein:

            NO.        TITLE
            --         -----
            31.1       Certification of Chief Executive Officer and of Chief
                       Financial officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer and of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002





                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                 DIMENSIONAL VISIONS INCORPORATED


DATED: November 26, 2004         By: /s/ Preston J. Shea
                                    ---------------------------------
                                    Preston J. Shea, President and Chief
                                    Financial officer
                                    (Principal Executive and Financial Officer)