Form 10QSB
period 2004-12-31
DIMENSIONAL VISIONS INC/ DE
filed 2005-03-08
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2004

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

(Address of principal executive offices)

(480) 471-8500

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
Yes [ X ] No [ ]

As of December 31, 2004, the number of shares of Common Stock issued and outstanding was 1,110,987.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [ X ]

DIMENSIONAL VISIONS INCORPORATED

INDEX

PAGE

NUMBER

PART I - FINANCIAL  INFORMATION

   Item 1.  Financial Statements (Unaudited)

     Report of Independent Registered Public Accounting Firm

3

     Balance Sheet - June 30, 2004 and December 31, 2004

4

     Statement of Operations - For the three months and six

     months December 31, 2004 and 2003

5

     Statements of Stockholders’ Deficiency – For the

     years ended June 30, 2004 and 2003 and six months

     ended December 31, 2004

6

     Statement of Cash Flows - For the six months

     ended December 31, 2004 and 2003

7

     Notes to Financial Statements

8

   Item  2. Management's Discussion and Analysis of Financial

            Condition and Results of Operations

12

   Item  3.  Controls and Procedures

 12

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings

13

   Item 2.  Changes in Securities

13

   Item 3.  Defaults Upon Senior Securities

13

   Item 4.  Submission of Matters to a Vote of Security Holders

13

   Item 5.  Other Information

13

   Item 6.  Exhibits

14

SIGNATURES

14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dimensional Visions Inc.

We have reviewed the accompanying consolidated interim balance sheets of Dimensional Visions Inc, as of December 31, 2004, and June 30, 2004 and the associated condensed statements of operations, stockholders’ equity and cash flows for the three months and six months ended December 31, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Shelley International, CPA

Mesa, Arizona, U.S.A.

March 2, 2005

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,      June 30,

                                                       2004             2004

                                                    ------------    -----------

                                                     (UNAUDITED)

                                    ASSETS

Total assets                                         $     -----    $     -----

                                                     ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Short-term borrowings                              $   632,520    $   632,520

  Accounts payable, accrued expenses and

   other liabilities                                     678,037        631,683

                                                    ------------    -----------

Total current liabilities                              1,310,557      1,264,203

                                                    ------------    -----------

Total liabilities                                      1,310,557      1,264,203

                                                    ------------    -----------

Commitments and contingencies                               --              --

Stockholders' equity

  Preferred stock - $.001 par value, authorized

   10,000,000 shares; issued and

   outstanding - 524,044 shares at

   December 31, 2004 and at June 30, 2004                    524            524

  Additional paid-in capital                             908,894        908,894

                                                    ------------    -----------

                                                         909,418        909,418

  Common stock - $.001 par value, authorized

   100,000,000 shares; issued and

   outstanding 1,110,987 shares at

   December 31, 2004 and June 30, 2004                     1,111          1,059

  Additional paid-in capital                          22,504,741     22,456,043

  Deficit                                            (24,725,827)   (24,630,723)

                                                    ------------    -----------

Total stockholders' equity                            (1,310,557)   (1,264,203)

                                                    ------------    -----------

Total liabilities and stockholders' equity           $     -----    $    -----

                                                     ===========    ===========

See notes to condensed consolidated financial statements.

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                      Three months Ended              Six Months Ended

                                         December 31,                    December 31,

                                 --------------------------     ---------------------------

                                     2004          2003             2004            2003

                                 -----------   ------------     ------------   ------------

Operating revenue                $      ----   $      ----      $      ----    $      ----

Cost of sales                           ----          ----             ----           ----

                                  ----------    -----------      -----------    -----------

Gross profit                            ----          ----             ----           ----

                                  ----------    -----------      -----------    -----------

Operating expenses

  General & administrative

  expenses                           59,896           ----           59,896         15,013

                                  ----------    -----------      -----------    -----------

Total operating expenses             59,896           ----           59,896         15,013

                                  ----------    -----------      -----------    -----------

Loss before other expenses          (59,896)          ----          (59,896)       (15,013)

                                  ----------    -----------      -----------    -----------

Other expenses

   Interest expense                 (17,604)       (17,604)         (35,207)       (35,208)

                                  ----------    -----------      -----------    -----------

Net loss                        $   (77,500)  $    (17,604)     $   (95,103)   $   (50,221)

                                 ===========   ============      ===========    ===========

Net loss per share of

   common stock                 $      (.07)  $       (.02)     $      (.09)   $      (.05)

                                 ===========   ============      ===========    ===========

Weighted average shares of

   common stock outstanding       1,087,672      1,029,525        1,066,938      1,065,984

                                 ===========   ============      ===========    ===========

See notes to condensed consolidated financial statements.

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

YEARS ENDED JUNE 30, 2004 AND 2003

AND PERIOD ENDED DECEMBER 31, 2004

        Preferred Stock                       Common Stock

-------------------------------  -------------------------------------

                     Additional                             Additional

 ($.001 Par Value)    Paid-in        ($.001 Par Value)        Paid-in

 Shares     Amount    Capital       Shares        Amount      Capital       Deficit         Total

---------   ------ ----------     ---------      ------     -----------   ------------   -----------

Balance, June 30, 2002

524,044   $  524   $  908,894     $1,065,984      $1,066    $22,434,286   $(24,404,302)  $(1,059,532)

=======   ======   ==========     ==========     =======    ===========   ============   ===========

Surrender of 36,458

shares of the Company's

common stock originally

issued for compensation              (36,458)        (36)            36             --             --

Net loss      --           --             --          --             --       (118,808)     (118,808)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, June 30, 2003

524,044   $  524   $  908,894     $1,029,526      $1,030    $22,434,322   $(24,523,110)  $(1,178,340)

=======   ======   ==========     ==========     =======    ===========   ============   ===========

Issuance of 29,000 shares

of the Company's common

stock to consultants for

services valued at $21,750            29,000          29         21,721             --       $21,750

Net loss     --           --             --          --             --      $(107,613)     $(107,613)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, June 30, 2004

524,044  $   524   $  908,894      1,058,526      $1,059    $22,456,043  $(24,630,723)   $(1,264,203)

=======   ======   ==========     ==========     =======    ===========   ============   ===========

Issuance of 65,000 shares

of the Company's common

stock to consultants for

services valued at $48,750            65,000          65         48,685             --       $48,750

Adjustment to reflect

rounding incident to

rollback and transfer

agent error                          (12,539)        (13)            13             --            --

Net loss     --           --             --          --             --       $(95,104)      $(95,104)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, December 31, 2004 (Unaudited)

524,044  $   524   $  908,894      1,110,987      $1,111    $22,504,741  $(24,725,827)   $(1,310,557)

=======   ======   ==========     ==========     =======    ===========   ============   ===========

* The above common shares have been adjusted retroactively for a 60:1 reverse stock split occurring May 6, 2004.

See notes to consolidated financial statements.

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

                                                           Six months Ended

                                                             December 31,

                                                     --------------------------

                                                         2004          2003

                                                     -----------   ------------

Cash flows from operating activities

  Net loss                                           $   (95,103)  $    (50,221)

  Total adjustments to reconcile net loss

    to net cash used in operating activities              95,103         50,221

                                                     -----------   ------------

Net cash used in operating activities                       ----           ----

                                                     -----------   ------------

Cash flows from financing activities

  Short term borrowings                                     ----           ----

                                                     -----------   ------------

Net cash provided by financing activities                   ----           ----

                                                     -----------   ------------

Net increase (decrease) in cash                             ----           ----

Cash, beginning                                             ----           ----

                                                     -----------   ------------

Cash, ending                                         $      ----   $       ----

                                                     ===========   ============

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest           $      ----   $       ----

                                                     ===========   ============

See notes to condensed consolidated financial statements.

DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2004

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB.  The June 30, 2004, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.  In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.  The financial statements as of and for the period ended December 31, 2004 and 2003 are unaudited.  The financial statements for the period ended December 31, 2004 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing.

Our auditors conducted their review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, our auditors express no such an opinion.

The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending June 30, 2005.

The Company has incurred losses since inception of $24,725,827 and has a working capital deficiency of $1,310,557 as of December 31, 2004.

As a result of no revenue, the company has eliminated its fixed overhead costs.  The lone officer of the Company is working without compensation out of office space at no charge to the company.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed above, the Company has no established source of revenue and no operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

NOTE 2.  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                December 31,               June 30,

                                    2004                     2004

                                -------------             ---------

Accounts payable                 $ 441,693                $ 430,546

Salaries                            16,072                   16,072

Accrued Interest                   220,273                  185,065

                                 ---------                ---------

Total                            $ 678,037                $ 631,683

                                 =========                =========

NOTE 3.  SHORT-TERM BORROWINGS

On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit.  As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group.  The Company no longer has access to any financing under this line of credit.  As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay.  The guarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company.  The outstanding debt to the guarantors, Russell Ritchie and Dale Riker, as of December 31, 2004 was $399,253.

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

NOTE 3.  SHORT-TERM BORROWINGS (continued)

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

NOTE 5.  COMMON STOCK

On May 6, 2004, the Board of Directors of the Company and a majority of the stockholders entitled to vote thereon approved and the Company filed a Certificate of Amendment of Certificate of Incorporation of the Corporation with the Secretary of State for the State of Delaware.  The number of shares of the Company outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510.  The amendment authorized the Company to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Company now has 1,110,987 post-reverse shares outstanding.  The effect of the reverse stock split has been recognized retroactively as of December 31, 2003 in the financial statements, and all per share data in the financial statements and in the shareholder equity accounts have been restated to give effect to the reverse stock split.

As of December 31, 2004, there are outstanding 110,875 of non-public warrants to purchase the Company's common stock at prices ranging from $7.50 to $15.94 with a weighted average price of $9.53 per share.

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

NOTE 6.  PREFERRED STOCK, Continued

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

NOTE 7.   INCOME TAXES

There was no provision for current income taxes for the six months ended December 31, 2004 and 2003.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the six months ended December 31, 2004 and 2003.  The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

RESULTS OF OPERATIONS

The net loss for the quarter ended December 31, 2004, was $77,500 compared with a net loss of $17,604 for the fiscal quarter ended December 31, 2003.  General and administrative expenses increased in the quarter ended December 31, 2004 by approximately $59,896 over the quarter ended December 31, 2003.

There was no revenue for the six months ended December 31, 2004 and the six months ended December 31, 2003, as the Company ceased all marketing and sales activity.

As a result of no revenue, the Company has eliminated its fixed overhead costs.  The lone officer of the Company is working without compensation out of office space at no charge to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no funding during the six months ended December 31, 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our President, and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004, and believes that the Company's disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b)  In 2003, the Company was sued in the Superior Court of the State of California, Orange County, by the law firm of Oswald & Yapp, A Professional Corporation.  The suit was based on claims of legal fees for services rendered but not paid.  The Company failed to respond to the suit and on February 27, 2004, a judgment was entered against the Company in the amount of $31,579.

To the best knowledge of our management, there are no other material litigation matters pending or threatened against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding.  The Registrant now has 1,110,987 post-reverse shares outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 6, 2004, the Registrant filed a Certificate of Amendment of Certificate of Incorporation of Dimensional Visions Incorporated with the Secretary of State for the State of Delaware.  The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510.  The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon.  The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding.  The Registrant now has 1,110,987 post-reverse shares outstanding.

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

DATED: March 7, 2005

By: /s/ Preston J. Shea

Preston J. Shea, President and Chief

Financial officer

(Principal Executive and Financial Officer)

14