Form 10QSB
period 2005-03-31
DIMENSIONAL VISIONS INC/ DE
filed 2005-05-23
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(480) 861-1183

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
Yes [ X ] No [ ]

As of March 31, 2005, the number of shares of Common Stock issued and outstanding was 1,110,987.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [ X ]

DIMENSIONAL VISIONS INCORPORATED

INDEX

PAGE

NUMBER

PART I - FINANCIAL  INFORMATION

   Item 1.  Financial Statements (Unaudited)

     Report of Independent Registered Public Accounting Firm

3

     Balance Sheet - June 30, 2004 and March 31, 2005

4

     Statement of Operations - For the three months and nine

     months March 31, 2005 and 2004

5

     Statements of Stockholders’ Deficiency – For the

     years ended June 30, 2004 and 2003 and nine months

     ended March 31, 2005

6

     Statement of Cash Flows - For the nine months

     ended March 31, 2005 and 2004

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dimensional Visions Inc.

We have reviewed the accompanying consolidated interim balance sheets of Dimensional Visions Inc, as of March 31, 2005, and June 30, 2004 and the associated condensed statements of operations, stockholders’ equity and cash flows for the three months and nine months ended March 31, 2005 and 2003.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Shelley International, CPA

Mesa, Arizona, U.S.A.

May 23, 2005

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,        June 30,

                                                        2004             2004

                                                    ------------    -----------

                                                     (UNAUDITED)

                                    ASSETS

Total assets                                         $     -----    $     -----

                                                     ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Short-term borrowings                              $   632,520    $   632,520

  Accounts payable, accrued expenses and

   other liabilities                                     669,136        631,683

                                                    ------------    -----------

Total current liabilities                              1,301,657      1,264,203

                                                    ------------    -----------

Total liabilities                                      1,301,657      1,264,203

                                                    ------------    -----------

Commitments and contingencies                               --              --

Stockholders' equity

  Preferred stock - $.001 par value, authorized

   10,000,000 shares; issued and

   outstanding - 524,044 shares at

   March 31, 2005 and at June 30, 2004                       524            524

  Additional paid-in capital                             908,894        908,894

                                                    ------------    -----------

                                                         909,418        909,418

  Common stock - $.001 par value, authorized

   100,000,000 shares; issued and

   outstanding 1,110,987 shares at

   March 31, 2005 and June 30, 2004                        1,111          1,059

  Additional paid-in capital                          22,504,741     22,456,043

  Deficit                                            (24,716,927)   (24,630,723)

                                                    ------------    -----------

Total stockholders' equity                            (1,301,657)   (1,264,203)

                                                    ------------    -----------

Total liabilities and stockholders' equity           $     -----    $    -----

                                                     ===========    ===========

See notes to condensed consolidated financial statements.

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                      Three months Ended              Nine Months Ended

                                           March 31,                     March 31,

                                 --------------------------     ---------------------------

                                     2005          2004             2005            2004

                                 -----------   ------------     ------------   ------------

Operating revenue                $      ----   $      ----      $      ----    $      ----

Cost of sales                           ----          ----             ----           ----

                                  ----------    -----------      -----------    -----------

Gross profit                            ----          ----             ----           ----

                                  ----------    -----------      -----------    -----------

Operating expenses

  General & administrative

  expenses                            3,000           ----           62,896           ----

                                  ----------    -----------      -----------    -----------

Total operating expenses              3,000           ----           62,896           ----

                                  ----------    -----------      -----------    -----------

Loss before other expenses          (3,000)          ----          (62,896)          ----

                                  ----------    -----------      -----------    -----------

Other expenses

   Interest expense                 (16,748)       (17,349)         (37,657)       (52,556)

                                  ----------    -----------      -----------    -----------

Net loss                        $   (19,748)  $    (17,349)     $  (100,553)   $   (52,556)

                                 ===========   ============      ===========    ===========

Net loss per share of

   common stock                 $     (.018)  $      (.017)     $     (.093)   $     (.051)

                                 ===========   ============      ===========    ===========

Weighted average shares of

   common stock outstanding       1,081,334      1,029,525        1,081,334      1,029,525

                                 ===========   ============      ===========    ===========

See notes to condensed consolidated financial statements.

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

YEARS ENDED JUNE 30, 2004 AND 2003

AND PERIOD ENDED MARCH 31, 2005

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

Balance, March 31, 2005 (Unaudited)

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

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

                                                          Nine months Ended

                                                               March 31,

                                                     --------------------------

                                                         2005          2004

                                                     -----------   ------------

Cash flows from operating activities

  Net loss                                           $  (100,553)  $    (95,103)

  Total adjustments to reconcile net loss

    to net cash used in operating activities             100,553         95,103

                                                     -----------   ------------

Net cash used in operating activities                       ----           ----

                                                     -----------   ------------

Cash flows from financing activities

  Short term borrowings                                     ----           ----

                                                     -----------   ------------

Net cash provided by financing activities                   ----           ----

                                                     -----------   ------------

Net increase (decrease) in cash                             ----           ----

Cash, beginning                                             ----           ----

                                                     -----------   ------------

Cash, ending                                         $      ----   $       ----

                                                     ===========   ============

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest           $      ----   $       ----

                                                     ===========   ============

See notes to condensed consolidated financial statements.

DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB.  The June 30, 2004, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.  In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.  The financial statements as of and for the period ended March 31, 2005 and 2004 are unaudited.  The financial statements for the period ended March 31, 2005 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing.

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

The Company has incurred losses since inception of $24,716,926 and has a working capital deficiency of $1,301656 as of March 31, 2005.

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

NOTE 2.  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                  March 31,                June 30,

                                    2005                     2004

                                -------------             ---------

Accounts payable                 $ 430,342                $ 430,546

Salaries                            16,072                   16,072

Accrued Interest                   222,722                  185,065

                                 ---------                ---------

Total                            $ 669,136                $ 631,683

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

NOTE 3.  SHORT-TERM BORROWINGS (continued)

The debt holder group may receive additional unrestricted stock if the Company's stock falls below $50,000 upon liquidation and additional shares of restricted stock if the price of the restricted shares fall below $200,000 one year after first receipt.  As of May 2005, no plan of reorganization has been entered into.

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

As of March 31, 2005, there are outstanding 88,875 of non-public warrants to purchase the Company's common stock at prices ranging from $7.50 to $15.94 with a weighted average price of $8.15 per share.  The Company is disputing certain of these warrants.

NOTE 6.  PREFERRED STOCK

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                             Allocated          Outstanding

                            ------------   ---------------------------

                                              March 31,       June 30,

                                                2005            2004

                                           -------------      --------

Series A Preferred             100,000         15,500           15,500

Series B Preferred             200,000          3,500            3,500

Series C Preferred           1,000,000         13,404           13,404

Series D Preferred             375,000        130,000          130,000

Series E Preferred           1,000,000        275,000          275,000

Series P Preferred             600,000         86,640           86,640

                             ---------        --------        --------

Total Preferred Stock        3,275,000        524,044          524,044

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

NOTE 7.   INCOME TAXES

There was no provision for current income taxes for the six months ended March 31, 2005 and 2004.

The federal net operating loss carry forwards of approximately $24,716,925 expire in varying amounts through 2023.  In addition the Company has state carryforwards of approximately $6,755,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the nine months ended March 31, 2005 and 2004.  The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

NINE MONTHS ENDED MARCH 31, 2005 AND 2004

RESULTS OF OPERATIONS

The net loss for the quarter ended March 31, 2005, was $19,748 compared with a net loss of $17,349 for the fiscal quarter ended March 31, 2004.  General and administrative expenses increased in the quarter ended March 31, 2005 by approximately $3,000 over the quarter ended March 31, 2004.

There was no revenue for the nine months ended March 31, 2005 and the nine months ended March 31, 2004, as the Company ceased all marketing and sales activity during the last quarter of 2002..

As a result of no revenue, the Company has eliminated its fixed overhead costs.  The sole officer of the Company is working without compensation out of office space at no charge to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no funding during the nine months ended March 31, 2005, except for $13,000 advanced by a shareholder.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our President, and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005, and believes that the Company's disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

DATED: May 23, 2005

By: /s/ Preston J. Shea

Preston J. Shea, President and Chief

Financial officer

(Principal Executive and Financial Officer)

14