Form 10KSB
period 2005-06-30
DIMENSIONAL VISIONS INC/ DE
filed 2005-09-29
CIK 836809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2005

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes {X} No { }

For the fiscal year ended June 30, 2005, the Company's revenue was zero.

As of September 28, 2005, the number of shares of Common Stock outstanding was 1,110,987. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 28, 2005, was approximately $2,499,721 (based upon 1,110,987 shares at $2.25 per share).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804); and (ii) Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002 are incorporated in Part III, Item 13(a).

                                TABLE OF CONTENTS

                                                                            Page

                                                                            ----

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

           ACCOUNTING AND FINANCIAL DISCLOSURE................................ 7

ITEM 8A. CONTROLS AND PROCEDURES.............................................. 8

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

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

The Company's office and principal place of business is located at 8777 N. Gainey Center Drive, Suite 191, Scottsdale, Arizona 85258, and its telephone number is (480) 861-1183.

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

FISCAL YEARS 2003-2005

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

                            Year Ended      Year Ended      Year Ended      Year Ended        Year Ended

                           June 30, 2005   June 30, 2004   June 30, 2003   June 30, 2002    June 30, 2001

                           -------------   -------------   -------------   -------------    -------------

Operating revenue          $   --           $   --          $   --          $   131,946     $   234,347

Net loss                   $   (106,677)    $  (107,613)    $  (118,808)    $(1,515,774)    $(1,059,775)

Net loss per share of

 common stock              $       (.10)    $      (.10)    $      (.11)    $      N/A      $      N/A

Balance Sheet Data:

Working capital (deficit)  $ (1,322,130)    $(1,264,203)    $(1,178,340)    $(1,059,532)    $  (542,882)

Total assets               $   --           $   --          $   --          $        18     $   211,594

Total liabilities          $   --           $   --          $   --          $        18     $   211,594

Stockholders' equity

 (deficiency)              $  (1,322,130)    $(1,264,203     $(1,178,340     $(1,059,532)    $  (385,574)

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

During the year ended June 30, 2003, and until May 18, 2004, at times when the average number of shares issued and outstanding exceeded 60,000,000 shares, the Company's shares traded at prices in the mils. In May 2004, the Company affected a 1 for 60 reverse split of the number of shares issued and outstanding. This change was reflected in the market on May 18, 2004. Subsequent to the contraction in the number of shares issued and outstanding, during the last 30 trading days of the Fourth Quarter of Fiscal Year 2004, the prices of the Company’s shares have ranged from a low of $0.55 to a high of $7.00.   During the Fiscal Year 2005, the prices of the Company’s shares have ranged from a low of $1.10 to a high of $7.25.

HOLDERS

As of September 28, 2005, the number of stockholders of record according to the Company’s transfer agent, not including beneficial owners whose shares are held by banks, brokers and other nominees, was 256.  The actual number of stockholders of record as of the date of this filing was not available. The Company estimates that it has approximately 3,000 stockholders in total.

DIVIDENDS

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, an 8% annual dividend is due and owing. As of June 30, 2005, the Company has not declared dividends on Series A or B preferred stock. The unpaid cumulative dividends totaled approximately $126,975. See Note 8 of Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR FISCAL YEARS 2005 AND 2004

FISCAL YEAR 2005

The Company issued 65,000 shares of the Company's common stock to consultants for services rendered valued at $48,750.

FISCAL YEAR 2004

The Company issued 29,000 shares of the Company's common stock to consultants for services rendered valued at $21,750.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 2005 AND 2004

RESULTS OF OPERATIONS

The Company ceased all operations in the first quarter of 2002 and is exploring new business possibilities.

The net loss for the fiscal year ended June 30, 2005, was $106,677 compared with a net loss of $107,613 for the fiscal year ended June 30, 2004. General and administrative expenses and interest expense remained relatively constant from fiscal year ended 2004 and fiscal year 2005.  This was due to the elimination of all expenses except for Accounting, Auditing, Legal and Transfer Fee costs. Marketing expenses and engineering expenses for the fiscal years ended June 30, 2005 and June 30, 2004 were eliminated in 2003 as a result of a decline in business and lack of funding resulting in a discontinuance of operations in 2002.

Revenue for the fiscal years ended June 30, 2005 and June 30, 2004, was zero, as the Company had no activity during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had no collections during the fiscal year ended June 30, 2005.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The accountants for the Registrant is the firm of Shelley International CPA, 144 S. Mesa Drive, Suite E,  Mesa, Arizona  85210 who were engaged on November 5, 2004. Prior to that, the accountants for the Registrant was the firm of Kopple & Gottlieb, LLP, 420 Old York Rd., Jenkintown, Pennsylvania 19046. The decision to change accountants was necessitated by the fact that Kopple & Gottlieb was acquired by another public accounting firm. The acquiring firm has elected not to provide services to clients who are required to report to the Securities Exchange Commission. Kopple & Gottlieb, LLP, had been the Company's independent certified accountants since the year 2000.

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

The report of the Company's independent certified accountants, covering the fiscal years ended June 20 2005 and June 30, 2004, did not include an adverse opinion or disclaimer of opinion, and was not qualified as to the audit scope or accounting principles.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name Age Position ---- --- -------- Preston J. Shea 57 Director, President, Secretary, Chief Financial Officer

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

                                     ANNUAL COMPENSATION              LONG TERM COMPENSATION

                               ------------------------------   --------------------------------

                                                                      Awards           Payouts

                                                               --------------------    --------

                                                    Other                Securities

                                                    Annual   Restricted  Underlying                All Other

                                                    Compen-      Stock     Options/     LTIP        Compen-

                       Year   Salary($)  Bonus($)   sation($)  Awards($)   SARs(#)    Payouts($)   sation($)

                       ----   --------   --------   --------   --------   ---------   ---------    --------

Preston J. Shea        2005   $    -0-   $    -0-   $  5,000   $    -0-         -0-     $   -0-     $   -0-

President, Secretary,  2004   $    -0-   $    -0-   $    -0-   $    -0-         -0-     $   -0-     $   -0-

CFO (1)

(1) Effective September 08, 2003.

EMPLOYMENT AND RELATED AGREEMENTS

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

_________________

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

2004 STOCK OPTION PLAN

On February 28, 2004,  the Board of Directors adopted the 2004 Stock Option Plan (the "1999 Plan").  The purpose of the 2004 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals. The 12004 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company. A maximum of 100,000 shares of the Company's common stock is reserved for issuance under stock options to be issued under the 2004 Plan. As of the date hereof, 94,000 shares have been issued pursuant to this plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 2, 2001, the Company entered into a Secured Note in the original principal amount of $180,000 with interest accruing at 12% per annum with Suntine Enterprises, LLC. Larry Kohler, who was not then, but later became Chief Financial Officer and a Director of the Company, is the manager of Suntine Enterprises, LLC. The note, including payment of principal and all interest, was due on October 2, 2004 and is secured by all assets of the Company. In mid-2002, the Company failed to make its payments due on its premises lease and the landlord of the premises, locked the doors. Some of the Company's equipment was repossessed by the lessors and the remainder of the Company's equipment and other tangible assets were disposed of by the landlord. Due to the loss of the Company's tangible assets, and it current financial condition, this note is now in default.

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

14(e) Dimensional Visions, Inc. Code of Ethics, attached as Exhibit to Form 10-KSB for FYE 6-30-04

21.1(b) Subsidiaries of the Registrant

The following Exhibits are filed herewith:

23.1

 Consent of Shelley International CPA

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2005 and 2004.

Fee Category                           Fiscal 2005 Fees       Fiscal 2004 Fees

------------                           ----------------       ----------------

Audit Fees (1)                              11,000                10,000

Audit-Related Fees (2)                           0                     0

Tax Fees (3)                                     0                     0

All Other Fees (4)                               0                     0

Total Fees                                  11,000                10,000

-------------

1. Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended June 30, 2005 and 2004, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

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

4. All Other Fees. Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2005 and 2004.

None of the "audit-related," "tax" and "all other" services in 2005, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

DIMENSIONAL VISIONS, INC.

Dated: September 29, 2005 By: /s/ Preston J. Shea ------------------------ Preston J. Shea, President Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature Title Date /s/ Preston J. Shea President, September 29, 2005 ------------------- Principal Accounting Officer, Preston J. Shea Director

DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

YEARS ENDED JUNE 30, 2005 AND 2004

                                                                            Page

                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements

     Balance Sheet                                                           F-3

     Statements of Operations                                                F-4

     Statements of Stockholders' Deficiency                                  F-5

     Statements of Cash Flows                                                F-6

     Notes to Consolidated Financial Statements                              F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors/Audit Committee

Dimensional Visions Incorporated and Subsidiary Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Dimensional Visions Incorporated and Subsidiary (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended June 30, 2005.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dimensional Visions Incorporated and Subsidiary as of June 30, 2005 and 2004 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital and a stockholders deficiency of $1,322,130 as of June 30, 2005, which raises substantial doubt about the Company's ability to continue as a going concern.  The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and (2) Seek out a sale, merger or other business combination with another entity acceptable to the Board of Directors. Management's plan concerning these matters is also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Shelly International CPA's ------------------------------ Mesa, Arizona September 28, 2005

DIMENSIONAL VISIONS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2005	2004

ASSETS

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term Loans	$ 632,520	$ 632,520
Accounts Payable and Accrued Expenses	689,610	631,683

Total Liabilities	1,322,130	1,264,203

Stockholders' Deficiency

Preferred Stock, authorized
10,000,000 shares, par value
$0.001, issued and outstanding is
524,044 shares at June 30, 2005 and 2004	524	524

Common Stock, authorized
100,000,000 shares, par value
$0.001, issued and outstanding is 1,045,987
and 1,110,987 shares on June 30, 2005 and
2004 respectively	1,111	1,046

Paid in Capital	23,413,635	23,364,950

Accumulated Deficit	(24,737,400)	(24,630,723)

Total Stockholders' Equity	(1,322,130)	(1,264,203)

Total Liabilities and Stockholders' Equity	$ -	$ -

The accompanying notes are an integral part of these statements

DIMENSIONAL VISIONS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2005	2004

Revenue	$ -	$ -
Cost of Sales

Gross Profit	-	-

Expenses
General and Administrative	38,049	38,083
Interest Expense	68,628	69,530

Total Expenses	106,677	107,613

Net (Loss)	(106,677)	(107,613)

Basic and Diluted
(Loss) per Share	$ (0.10)	$ (0.10)

Weighted Average
Number of Shares	1,088,727	1,031,665

The accompanying notes are an integral part of these notes

DIMENSIONAL VISIONS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Years Ended June 30, 2005, 2004 and 2003

	Preferred Stock		Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2002	524,044	$524	1,053,445	$ 1,053	$ 23,343,193	$ (24,404,302)	$ (1,059,532)

Common Shares surrendered
and cancelled			(36,458)	(36)	36		-

Net (Loss)						(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,016,987	1,017	23,343,229	(24,523,110)	(1,178,340)

Common Shares issued for
Services			29,000	29	21,721		21,750

Net (Loss)						(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,045,987	1,046	23,364,950	(24,630,723)	(1,264,203)

Common Shares issued for
Services			65,000	65	48,685		48,750

Net (Loss)						(106,677)	(106,677)

Balance, June 30, 2005	524,044	$ 524	1,110,987	$ 1,111	$ 23,413,635	$ (24,737,400)	$ (1,322,130)

On May 6, 2004 the company executed a 60:1 reverse stock split of its common shares. The effect of this split has been retroactively applied to this statement along with a 12,539 share adjustment for transfer agent rounding error.

The accompanying notes are an integral part of these notes

DIMENSIONAL VISIONS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2005	2004

Operating Activities

Net (Loss)	$ (106,677)	$ (107,613)
Adjustments to Net (Loss)
Common Stock issued for services	48,750	21,750
Changes in Assets and Liabilities
Accounts Payable and Accruals	57,927	85,863

Net Cash (Used) by Operating Activities	-	-

Financing Activities

Net Cash Provided by Financing Activities	-	-

Net Change in Cash	-	-

Beginning Cash Balance	-	-

Ending Cash Balance	$ -	$ -

Supplemental Information:
Interest Paid	$ -	$ -
Income Taxes Paid	$ -	$ -

The accompanying notes are an integral part of these statements

DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2005 AND 2004

Note 1: Summary of Significant Accounting Policies

DESCRIPTION OF BUSINESS, FINANCING AND BASIS OF FINANCIAL STATEMENT

PRESENTATION

Dimensional Visions Incorporated (the "Company" or "DVI") was incorporated in Delaware on May 12, 1988. The Company produces and markets lithographically printed stereoscopic and animation print products.

The Company, through its wholly owned subsidiary, InfoPak, Inc., developed a data delivery system that provides end users with specific industry printed materials by way of a portable hand-held reader. Data is acquired electronically from the data provided by mainframe systems and distributed through a computer network to all subscribers.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at June 30, 2004, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern.

Further, there can be no assurances, that the Company will achieve a sale, merger, or other business combination with another entity. In the event the Company is not able to accomplish a sale, merger, or other business combination with another entity, it may cease its operations and/or seek protection under the bankruptcy laws.

CONSOLIDATION POLICY

The consolidated financial statements include the accounts of DVI and its wholly owned subsidiary, InfoPak, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

YEARS ENDED JUNE 30, 2005 AND 2004

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

Note 2: Accounts Payable, Accrued Expenses

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

A summary of Accounts and Accrued Expenses Follows

Accounts payable $414,910 Accrued Interest 256,077 Salaries 16,072 -------- Total $687,059 ========

DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2005 AND 2004

Note 3: Short-Term Borrowings

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

A summary of Short Term Borrowings Follows:

                                        Rates      2004          2003

                                      --------     ----          ----

           Investors Group              10%      $399,253     $399,253

           Convertible Debentures      12-14%      45,000       45,000

           Secured Note                 12%       180,000      180,000

           Individual                               8,267        8,267

                                                ---------     --------

                                                 $632,520     $632,520

                                                =========     ========

Note 4: Commitments and Contingencies

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2005 was approximately $126,975

Management has no lease obligations.

Note 5: Common Stock

As of June 30, 2005, there are outstanding 88,625 non-public warrants and options to purchase the Company's common stock at prices ranging from $7.50 to $15.93 with a weighted average price of $8.15 per share.

As of June 30, 2005, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock (see Note 6).

As of June 30, 2005, there are convertible debentures outstanding that can be converted to 6,000 shares of common Stock (see note 4) and the investor group can also convert the outstanding loan to 19,963 shares of common stock at an exchange rate of three shares for every dollar.

On June 4, 2004 the Company issued 29,000 Shares of the Company's common stock for consulting services rendered to the Company and valued a $21,750.

On November 22, 2004 the Company issued 65,000 Common Shares for consulting services valued at $48,750.

DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2005 AND 2004

Note 5: Common Stock (continued)

The total number of shares of the Company's common stock that would have been issued upon conversion of the outstanding warrants, options, preferred stock and loans converted equaled 123,402 shares as of June 30, 2005, and would be in addition to the 1,110,987 shares of common stock outstanding as of June 30, 2005.

Note 6: Preferred Stock

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

                                 =========            =========

The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of .027 share of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid (see Note 4).

The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred") is convertible at the rate of .067 share of common stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid (see Note 4).

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

The Company's Series P Convertible Preferred Stock ("Series P Preferred") is convertible at a rate of .007 share of common stock for each share of Series P Preferred.

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

YEARS ENDED JUNE 30, 2005 AND 2004

Note 7: Stock Option Plan and Equity Incentive Plan

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

As of June 30, 2005, no stock options have been granted under this plan.

The Company on June 13, 1996 adopted the 1996 Equity Incentive Plan (the "Plan") covering 10,000,000 shares of the Company's common stock $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive, as well as non-qualified stock options, SAR's, and Restricted Stock and Deferred Stock. The Compensation Committee of the Board of Directors will administer the Plan, which expires in June 2006. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price, which is not less than the fair market value of the common stock on the date of the grant, except that the terms of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of common stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Compensation Committee of the Board of Directors. SAR’s, which give the holder the privilege of surrendering such rights for the appreciation in the Company's common stock between the time of grant and the surrender, may be granted on any terms determined by the Compensation Committee of the Board of Directors.

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

If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, the Company's net loss and net loss per share would have not changed for the pro forma amounts as indicated below:

                                              2005           2004

                                           -----------    -----------

Net Loss available to common shareholders  $ (106,677)   $ (107,613)

Net Loss - pro forma                       $ (106,677)   $ (107,613)

Net Loss per share - as reported           $     (.10)   $     (.10)

Net Loss per share - pro forma             $     (.10)   $     (.10)

DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2005 AND 2004

Note 8: Income Taxes

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2005 were as follows:

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

There was no provision for current income taxes for the years ended June 30, 2005 and 2004.

The federal net operating loss carry forwards of approximately $21,698,000 expires in various years through 2024. In addition the Company has state carry forwards of approximately $6,927,000.

The Company has had numerous transactions in its common stock.  Such transactions may have resulted in a change in the Company's ownership, as defined in the Internal Revenue Code Section 382.  Such change may result in an annual limitation on the amount of the Company's taxable income that may be offset with its net operating loss carryforwards.  The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carryforwards in future years.

NOTE 9. The Effect of Recent Account Standards

Below is a listing of the most recent accounting standards SFAS 150-153 and their effect on the Company.

Statement No. 150

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED JUNE 30, 2005 AND 2004

NOTE 9. The Effect of Recent Account Standards (continued)

Statement No. 152

Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153

Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.