Form 10QSB
period 2005-09-30
DIMENSIONAL VISIONS INC/ DE
filed 2005-11-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes [ X ] No [ ]   As of September 30, 2005, the number of shares of Common Stock issued and outstanding was 1,110,987.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [ X ]

DIMENSIONAL VISIONS INCORPORATED

INDEX

PAGE

NUMBER

PART I - FINANCIAL  INFORMATION

   Item 1.  Financial Statements (Unaudited)

     Report of Independent Registered Public Accounting Firm

3

     Balance Sheet - June 30, 2005 and September 30, 2005

4

     Statement of Operations - For the three months ended

      September 30, 2005 and 2004

5

     Statements of Stockholders’ Deficiency – For the

     years ended June 30, 2005 and 2004 and three months

     ended September 30, 2005

 6

     Statement of Cash Flows - For the three months

     ended September 30, 2005 and 2004

8

     Notes to Financial Statements

9

   Item  2. Management's Discussion and Analysis of Financial

            Condition and Results of Operations

14

   Item  3.  Controls and Procedures

14

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings

15

   Item 2.  Changes in Securities

15

   Item 3.  Defaults Upon Senior Securities

15

   Item 4.  Submission of Matters to a Vote of Security Holders

15

   Item 5.  Other Information

15

   Item 6.  Exhibits

16

SIGNATURES

16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dimensional Visions Inc.

We have reviewed the accompanying consolidated interim balance sheets of Dimensional Visions Inc, as of September 30, 2005, and June 30, 2005 and the associated condensed statements of operations, stockholders’ equity and cash flows for the three months ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Shelley International, CPA

Mesa, Arizona, U.S.A.

November 14, 2005

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30,   June 30,

                                                        2005             2005

                                                    ------------    -----------

                                                     (UNAUDITED)

                                    ASSETS

Total assets                                         $     -----    $     -----

                                                     ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Short-term borrowings                              $   632,520    $   632,520

  Accounts payable, accrued expenses and

   other liabilities                                     714,962        689,610

                                                    ------------    -----------

Total current liabilities                              1,347,482      1,322,130

                                                    ------------    -----------

Total liabilities                                      1,347,482      1,322,130

                                                    ------------    -----------

Commitments and contingencies                               --              --

Stockholders' equity

  Preferred stock - $.001 par value, authorized

   10,000,000 shares; issued and

   outstanding - 524,044 shares at

   September 30, 2005 and at June 30, 2005                   524            524

  Additional paid-in capital                             908,894        908,894

                                                    ------------    -----------

                                                         909,418        909,418

  Common stock - $.001 par value, authorized

   100,000,000 shares; issued and

   outstanding 1,110,987 shares at

   September 30, 2005 and June 30, 2005                    1,111          1,111

  Additional paid-in capital                          22,504,741     22,504,741

  Deficit                                            (24,762,752)   (24,737,400)

                                                    ------------    -----------

Total stockholders' equity                            (1,347,482)    (1,322,130)

                                                    ------------    -----------

Total liabilities and stockholders' equity           $     -----    $    -----

                                                     ===========    ===========

See notes to condensed consolidated financial statements.

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                 Three months Ended

                                                    September 30,

                                        ----------------------------------

                                            2005                  2004

                                        -----------           ------------

Operating revenue                       $      ----           $       ----

Cost of sales                                  ----                   ----

                                        -----------           ------------

Gross profit                                   ----                   ----

                                        -----------           ------------

Operating expenses

  General & administrative

  expenses                                    7,749                   ----

                                        -----------           ------------

Total operating expenses                      7,749                   ----

                                        -----------           ------------

Loss before other expenses                     ----                   ----

                                        -----------           ------------

Other expenses

   Interest expense                         (17,604)               (17,604)

                                        -----------           -----------

Net loss                                $   (25,353)          $    (17,604)

                                        ===========           ============

Net loss per share of

   common stock                         $     (.023)          $      (.017)

                                        ===========           ============

Weighted average shares of

   common stock outstanding               1,110,987              1,058,525

                                        ===========           ============

See notes to condensed consolidated financial statements.

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

YEARS ENDED JUNE 30, 2002 TO 2005

AND PERIOD ENDED SEPTEMBER 30, 2005

(Unaudited)

        Preferred Stock                       Common Stock

-------------------------------  -------------------------------------

                     Additional                             Additional

 ($.001 Par Value)    Paid-in        ($.001 Par Value)        Paid-in

 Shares     Amount    Capital       Shares        Amount      Capital       Deficit         Total

---------   ------ ----------     ---------      ------     -----------   ------------   -----------

Balance, June 30, 2002

524,044   $  524   $  908,894     $1,053,445      $1,053    $22,434,299   $(24,404,302)  $(1,059,532)

=======   ======   ==========     ==========     =======    ===========   ============   ===========

Surrender of 36,458

shares of the Company's

common stock originally

issued for compensation              (36,458)        (36)            36             --             --

Net loss      --           --             --          --             --       (118,808)     (118,808)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, June 30, 2003

524,044   $  524   $  908,894     $1,016,987      $1,017    $22,434,335   $(24,523,110)  $(1,178,340)

=======   ======   ==========     ==========     =======    ===========   ============   ===========

Issuance of 29,000 shares

of the Company's common

stock to consultants for

services valued at $21,750            29,000          29         21,721             --       $21,750

Net loss     --           --             --          --             --      $(107,613)     $(107,613)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, June 30, 2004

524,044  $   524   $  908,894      1,058,526      $1,046    $22,456,056  $(24,630,723)   $(1,264,203)

=======   ======   ==========     ==========     =======    ===========   ============   ===========

Balance, June 30, 2004

524,044  $   524   $  908,894      1,058,526      $1,059    $22,456,056  $(24,630,723)   $(1,264,203)

=======   ======   ==========     ==========     =======    ===========   ============   ===========

Issuance of 65,000 shares

of the Company's common

stock to consultants for

services valued at $48,750            65,000          65         48,685             --       $48,750

Net loss     --           --             --          --             --       $(106,677)    $(106,677)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY, Continued

YEARS ENDED JUNE 30, 2002 TO 2005

AND PERIOD ENDED SEPTEMBER 30, 2005

(Unaudited)

Balance, June 30, 2005

524,044  $   524   $  908,894      1,110,987      $1,111    $22,504,741  $(24,737,400)   $(1,322,130)

=======   ======   ==========     ==========     =======    ===========   ============   ===========

Net loss     --           --             --          --             --       $(25,353)      $(25,353)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, September 30, 2005

524,044  $   524   $  908,894      1,110,987      $1,111    $22,504,741  $(24,762,752)   $(1,347,482)

=======   ======   ==========     ==========     =======    ===========   ============   ===========

* The above common shares have been adjusted retroactively for a 60:1 reverse stock split occurring May 6, 2004.

See notes to consolidated financial statements.

DIMENSIONAL VISIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

                                                          Three months ended

                                                             September 30,

                                                     --------------------------

                                                         2005          2004

                                                     -----------   ------------

Cash flows from operating activities

  Net loss                                           $   (25,353)  $    (17,604)

  Total adjustments to reconcile net loss

    to net cash used in operating activities              25,353         17,604

                                                     -----------   ------------

Net cash used in operating activities                       ----           ----

                                                     -----------   ------------

Cash flows from financing activities

  Short term borrowings                                     ----           ----

                                                     -----------   ------------

Net cash provided by financing activities                   ----           ----

                                                     -----------   ------------

Net increase (decrease) in cash                             ----           ----

Cash, beginning                                             ----           ----

                                                     -----------   ------------

Cash, ending                                         $      ----   $       ----

                                                     ===========   ============

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest           $      ----   $       ----

                                                     ===========   ============

See notes to condensed consolidated financial statements.

DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB.  The June 30, 2005, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.  In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.  The financial statements as of and for the period ended September 30, 2005 and 2004 are unaudited.  The financial statements for the period ended September 30, 2005 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing.

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

The Company has incurred losses since inception of $24,762,752 and has a working capital deficiency of $1,347,482 as of September 30, 2005.

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

NOTE 2.  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                September 30,              June 30,

                                    2005                     2005

                                -------------             ---------

Accounts payable                 $ 441,887                $ 434,138

Salaries                            16,072                   16,072

Accrued Interest                   257,003                  239,400

                                 ---------                ---------

Total                            $ 714,962                $ 689,610

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

NOTE 3.  SHORT-TERM BORROWINGS (continued)

The debt holder group may receive additional unrestricted stock if the Company's stock falls below $50,000 upon liquidation and additional shares of restricted stock if the price of the restricted shares fall below $200,000 one year after first receipt.  As of November 2005, no plan of reorganization has been entered into.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

There are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock.  The cumulative dividends in arrears through June 30, 2005 was approximately $126,975.

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

As of September 30, 2005, there are outstanding 88,875 of non-public warrants to purchase the Company's common stock at prices ranging from $7.50 to $15.94 with a weighted average price of $8.15 per share.  The Company is disputing certain of these warrants.

NOTE 6.  PREFERRED STOCK

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                             Allocated          Outstanding

                            ------------   ---------------------------

                                           September 30,      June 30,

                                                2005            2005

                                           -------------      --------

Series A Preferred             100,000         15,500           15,500

Series B Preferred             200,000          3,500            3,500

Series C Preferred           1,000,000         13,404           13,404

Series D Preferred             375,000        130,000          130,000

Series E Preferred           1,000,000        275,000          275,000

Series P Preferred             600,000         86,640           86,640

                             ---------        --------        --------

Total Preferred Stock        3,275,000        524,044          524,044

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

NOTE 6.  PREFERRED STOCK, Continued

The Series P Preferred was issued on September 12, 1995, to InfoPak shareholders in exchange for (1) all of the outstanding capital stock of InfoPak, (2) as signing bonuses for certain employees and a consultant of InfoPak, and (3) to satisfy InfoPak's outstanding debt obligations to certain shareholders.

NOTE 7.   INCOME TAXES

There was no provision for current income taxes for the three months ended September 30, 2005 and 2004.

The federal net operating loss carry forwards of approximately $24,762,752 expire in varying amounts through 2023.  In addition the Company has state carryforwards of approximately $6,755,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months ended September 30, 2005 and 2004.  The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

RESULTS OF OPERATIONS

The net loss for the quarter ended September 30, 2005, was $25,353 compared with a net loss of $17,604 for the fiscal quarter ended September 30, 2004.  General and administrative expenses increased in the quarter ended September 30, 2005 by approximately $3,000 over the quarter ended September 30, 2004.

There was no revenue for the three months ended September 30, 2005 and the three months ended September 30, 2004, as the Company ceased all marketing and sales activity during the last quarter of 2002..

As a result of no revenue, the Company has eliminated its fixed overhead costs.  The sole officer of the Company is working without compensation out of office space at no charge to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no funding during the three months ended September 30, 2005, except for $5,000 advanced by a shareholder to pay for audit fees.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our President, and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005, and believes that the Company's disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

DATED: November 14, 2005

By: /s/ Preston J. Shea

Preston J. Shea, President and Chief

Financial officer

(Principal Executive and Financial Officer)

16