Form 10QSB
period 2005-12-31
DIMENSIONAL VISIONS INC/ DE
filed 2006-03-03
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to __________


                        Commission file number 001-10196


                        DIMENSIONAL VISIONS INCORPORATED
________________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                             23-2517953
________________________________________________________________________________
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)             Identification No.)


          8777 N. GAINEY CENTER DRIVE, SUITE 191, SCOTTSDALE, AZ 85259
          ____________________________________________________________
                    (Address of principal executive offices)

                                 (480) 861-1183
                           ___________________________
                           (Issuer's telephone number)

                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ] As of December 31, 2005, the number of shares of Common Stock issued and outstanding was 1,110,987.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                        DIMENSIONAL VISIONS INCORPORATED

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
Item 1. Financial Statements (Unaudited)

     Balance Sheet - June 30, 2005 and December 31, 2005 ................... 3

     Statement of Operations - For the three and six months ended
     December 31, 2005 and 2004 ............................................ 4

     Statements of Stockholders' Deficiency - For the years ended
     June 30,  2005 and 2004 and six months  ended  December  31,
     2005 .................................................................. 6

     Statement of Cash Flows - For the six months ended  December
     31, 2005 and 2004 ..................................................... 7

     Notes to Financial Statements ......................................... 8


Item 2.  Management's  Discussion  and Analysis of Financial
         Condition and Results of Operations .............................. 13


Item 3. Controls and Procedures ............................................13


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 14
Item 2. Changes in Securities ............................................. 14
Item 3. Defaults Upon Senior Securities ................................... 14
Item 4. Submission of Matters to a Vote of Security Holders ............... 14
Item 5. Other Information ................................................. 14
Item 6. Exhibits .......................................................... 15

SIGNATURES ................................................................ 15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31,      June 30,
                                                        2005             2005
                                                    ------------    -----------
                                                     (UNAUDITED)

                                    ASSETS

Total assets                                         $      --      $     --
                                                     ===========    ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                              $   632,520    $   632,520
  Accounts payable, accrued expenses and
   other liabilities                                     734,839        689,610
                                                    ------------    -----------
Total current liabilities                              1,367,359      1,322,130
                                                    ------------    -----------


Total liabilities                                      1,367,359      1,322,130
                                                    ------------    -----------
Commitments and contingencies                               --             --

Stockholders' equity
  Preferred stock - $.001 par value, authorized
   10,000,000 shares; issued and
   outstanding - 524,044 shares at
   December 31, 2005 and at June 30, 2005                    524            524
  Additional paid-in capital                             908,894        908,894
                                                    ------------    -----------
                                                         909,418        909,418
  Common stock - $.001 par value, authorized
   100,000,000 shares; issued and
   outstanding 1,110,987 shares at
   December 31, 2005 and June 30, 2005                     1,111          1,111
  Additional paid-in capital                          22,504,741     22,504,741
  Deficit                                            (24,782,629)   (24,737,400)
                                                    ------------    -----------

Total stockholders' equity                            (1,367,359)    (1,322,130)
                                                    ------------    -----------


Total liabilities and stockholders' equity           $      --     $       --
                                                     ===========    ===========

See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      Three months Ended              Six Months Ended
                                         December 31,                    December 31,
                                 --------------------------     ---------------------------
                                     2005           2004           2005           2004
                              -----------    -----------    -----------    -----------
Operating revenue             $      --      $      --      $      --      $      --
Cost of sales                        --             --             --             --
                              -----------    -----------    -----------    -----------

Gross profit                         --             --             --             --
                              -----------    -----------    -----------    -----------
Operating expenses
  General & administrative
  expenses                          3,500         59,896         11,249         59,896
                              -----------    -----------    -----------    -----------

Total operating expenses            3,500         59,896         11,249         59,896
                              -----------    -----------    -----------    -----------

Loss before other expenses          3,500        (59,896)        11,249        (59,896)
                              -----------    -----------    -----------    -----------
Other expenses
   Interest expense                16,376        (17,604)        33,980        (35,207)
                              -----------    -----------    -----------    -----------

Net loss                      $    19,876    $   (77,500)   $    45,229    $   (95,103)
                              ===========    ===========    ===========    ===========

Net loss per share of
   common stock               $      (.02)   $      (.07)   $      (.04)   $      (.09)
                              ===========    ===========    ===========    ===========
Weighted average shares of
   common stock outstanding     1,110,987      1,087,672      1,110,987      1,066,938
                              ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                        YEARS ENDED JUNE 30, 2002 TO 2005
                       AND PERIOD ENDED DECEMBER 31, 2005
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
=======   ======   ==========     ==========     =======    ===========   ============   ===========

Issuance of 65,000 shares
of the Company's common
stock to consultants for
services valued at $48,750            65,000          65         48,685             --       $48,750

Net loss     --           --             --          --             --       $(106,677)    $(106,677)
-------   ------   ----------     ----------     -------    -----------   ------------   -----------

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY, Continued
                        YEARS ENDED JUNE 30, 2002 TO 2005
                       AND PERIOD ENDED DECEMBER 31, 2005
                                   (Unaudited)

Balance, June 30, 2005

524,044  $   524   $  908,894      1,110,987      $1,111    $22,504,741  $(24,737,400)   $(1,322,130)
=======   ======   ==========     ==========     =======    ===========   ============   ===========

Net loss     --           --             --          --             --       $(45,229)      $(45,229)
-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, December 31, 2005

524,044  $   524   $  908,894      1,110,987      $1,111    $22,504,741  $(24,782,629)   $(1,367,359)
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

                    DIMENSIONAL VISIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                Six months ended
                                  December 31,
                                                     --------------------------
                                                         2005          2004
                                                     -----------   ------------

Cash flows from operating activities
  Net loss                                           $   (45,229)  $    (17,604)
  Total adjustments to reconcile net loss
    to net cash used in operating activities              45,229         17,604
                                                     -----------   ------------
Net cash used in operating activities                       ----           ----
                                                     -----------   ------------

Cash flows from financing activities
  Short term borrowings                                     ----           ----
                                                     -----------   ------------
Net cash provided by financing activities                   ----           ----
                                                     -----------   ------------

Net increase (decrease) in cash                             ----           ----
Cash, beginning                                             ----           ----
                                                     -----------   ------------
Cash, ending                                         $      ----   $       ----
                                                     ===========   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $      ----   $       ----
                                                     ===========   ============


See notes to condensed consolidated financial statements.

                 DIMENSIONAL VISIONS INCORPORATED AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2005, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended December 31, 2005 and 2004 are unaudited. The financial statements for the period ended December 31, 2005 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing.

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

The Company has incurred losses since inception of $24,782,629 and has a working capital deficiency of $1,367,359 as of December 31, 2005.

As a result of no revenue, the company has eliminated its fixed overhead costs. The lone officer of the Company is working without compensation out of office space at no charge to the company.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed above, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

NOTE 2. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                         December 31,               June 30,
                                             2005                     2005
                                         -------------             ---------
         Accounts payable                 $ 445,387                $ 434,138
         Salaries                            16,072                   16,072
         Accrued Interest                   273,379                  239,400
                                          ---------                ---------
         Total                            $ 734,838                $ 689,610
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

On or about December 6, 2001, Russell H. Ritchie, Dale Riker, and Suntine Enterprises, LLC (the "Arizona Plaintiffs") brought an action in the Superior Court of the State of Arizona, in and for the County of Maricopa, No. CV2001-021203, against the Company, its officers, directors, consultants and shareholders (collectively, "Defendants"), for Breach of Contract and Tort. On April 30, 2003, the Company entered into a settlement agreement and release with "the debt holder group" (See Exhibit 10.5 to Form 10-KSB for year ended December 30, 2003) and this matter was dismissed without prejudice by the Arizona Plaintiffs, on June 13, 2002. The debt holder group includes the investor group representing $399,253 of short term debt, the limited liability company of $180,000 of short term debt and an entity owned by the investor group which made disbursements of approximately $47,244 for the benefit of the Company through June 30, 2003, which is included in other liabilities. The agreement calls for all of debt holder group liabilities to be paid in full by issuing $50,000 in post reorganization unrestricted Company Common Stock and issuing $200,000 in post reorganization restricted Company Common Stock. The agreement requires the

Company's common stock to be issued within 10 days of the Completion of the reorganization of the Company. At the time the stock is issued, interest accrued on the notes will be cancelled. The debt holder group is permitted to liquidate up to $10,000 worth of the unrestricted common stock each month for five months commencing 10 days after receipt of the Company's Common Stock.

The debt holder group may receive additional unrestricted stock if the Company's stock falls below $50,000 upon liquidation and additional shares of restricted stock if the price of the restricted shares fall below $200,000 one year after first receipt. As of the date of this filing, no plan of reorganization has been entered into.


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

As of December 31, 2005, there are outstanding 88,875 of non-public warrants to purchase the Company's common stock at prices ranging from $7.50 to $15.94 with a weighted average price of $8.15 per share. The Company is disputing certain of these warrants.

NOTE 6. PREFERRED STOCK

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

                                      Allocated             Outstanding
                                     ------------   ---------------------------
                                                     December 31,      June 30,
                                                         2005            2005
                                                    -------------      --------
         Series A Preferred             100,000         15,500           15,500
         Series B Preferred             200,000          3,500            3,500
         Series C Preferred           1,000,000         13,404           13,404
         Series D Preferred             375,000        130,000          130,000
         Series E Preferred           1,000,000        275,000          275,000
         Series P Preferred             600,000         86,640           86,640
                                      ---------        --------        --------
         Total Preferred Stock        3,275,000        524,044          524,044
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

NOTE 7. INCOME TAXES

There was no provision for current income taxes for the six months ended December 31, 2005 and 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the six months ended December 31, 2005 and 2004. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

RESULTS OF OPERATIONS

The net loss for the quarter ended December 31, 2005, was $19,876 compared with a net loss of $77,500 for the fiscal quarter ended December 31, 2004. General and administrative expenses decreased in the quarter ended December 31, 2005 by approximately $56,386 compared to the quarter ended December 31, 2004. The decrease is attributed to the absence of consulting and other outside services in the quarter ended December 31, 2005.

There was no revenue for the six months ended December 31, 2005 and the six months ended December 31, 2004, as the Company ceased all marketing and sales activity during the last quarter of 2002..

As a result of no revenue, the Company has eliminated its fixed overhead costs. The sole officer of the Company is working without compensation out of office space at no charge to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no funding during the six months ended December 31, 2005, except for $5,000 advanced by a shareholder to pay for audit fees.

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


ITEM 3. CONTROLS AND PROCEDURES

Our President, and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005, and believes that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                    DIMENSIONAL VISIONS INCORPORATED

DATED:  March 3, 2006
                                  By: /s/ Preston J. Shea
                                  --------------------------------------------
                                  Preston J. Shea, President and Chief
                                  Financial officer
                                 (Principal Executive and Financial Officer)