Form 10QSB
period 2006-03-31
STUDIO ONE MEDIA, INC.
filed 2006-05-22
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number 001-10196

STUDIO ONE MEDIA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	23-2517953
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7650 E. Evans Rd., Suite C
Scottsdale, Arizona  85260
(Address of principal executive offices) (Zip Code)

(480) 861-1183
(Registrant's telephone number, including area code)

DIMENSIONAL VISIONS INCORPORATED
8777 N. Gainey Center Drive, Suite 191, Scottsdale, Arizona 85258
(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [  ] As of March 31, 2006, the number of shares of Common Stock issued and outstanding was 1,310,987.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

STUDIO ONE MEDIA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,       June 30,
                                                        2006            2005
                                                    ------------    -----------
                                                     (UNAUDITED)
                                    ASSETS

Total assets                                         $      --      $     --
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                              $   632,520    $   632,520
  Accounts payable, accrued expenses and
   other liabilities                                     755,328        689,610
                                                    ------------    -----------
Total current liabilities                              1,387,848      1,322,130
                                                    ------------    -----------

Total liabilities                                      1,387,848      1,322,130
                                                    ------------    -----------
Commitments and contingencies                               --             --

Stockholders' equity
  Preferred stock - $.001 par value, authorized
   10,000,000 shares; issued and
   outstanding - 524,044 shares at
   March 31, 2005 and at June 30, 2005                       524            524
  Additional paid-in capital                             908,894        908,894
                                                    ------------    -----------
                                                         909,418        909,418
  Common stock - $.001 par value, authorized
   100,000,000 shares; issued and
   outstanding 1,310,987 shares at
   March 31, 2005 and June 30, 2005                        1,311          1,111
  Additional paid-in capital                          22,514,541     22,504,741
  Deficit                                            (24,813,118)   (24,737,400)
                                                    ------------    -----------

Total stockholders' equity                            (1,387,848)    (1,322,130)
                                                    ------------    -----------

Total liabilities and stockholders' equity           $      --     $       --
                                                     ===========    ===========

See notes to condensed consolidated financial statements.

STUDIO ONE MEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                   Three months Ended              Nine Months Ended
                                        March 31,                      March 31,
                              --------------------------    --------------------------
                                     2006           2005           2006           2005
                              -----------    -----------    -----------    -----------
Operating revenue             $      --      $      --      $      --      $      --
Cost of sales                        --             --             --             --
                              -----------    -----------    -----------    -----------

Gross profit                         --             --             --             --
                              -----------    -----------    -----------    -----------
Operating expenses
  General & administrative
  expenses                         13,500          3,000         24,749         62,896
                              -----------    -----------    -----------    -----------

Total operating expenses           13,500          3,000         24,749         62,896
                              -----------    -----------    -----------    -----------

Loss before other expenses        (13,500)       (3,000)       (24,749)       (62,896)
                              -----------    -----------    -----------    -----------
Other expenses
   Interest expense                16,990        (16,748)        50,969        (37,657)
                              -----------    -----------    -----------    -----------

Net loss                      $   (30,490)   $   (19,748)   $   (75,718)   $  (100,553)
                              ===========    ===========    ===========    ===========

Net loss per share of
   common stock               $     (.027)   $     (.018)   $     (.068)   $     (.093)
                              ===========    ===========    ===========    ===========
Weighted average shares of
   common stock outstanding     1,117,509      1,081,334      1,113,177      1,081,334
                              ===========    ===========    ===========    ===========
See notes to condensed consolidated financial statements.

STUDIO ONE MEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED JUNE 30, 2002 TO 2005
AND PERIOD ENDED MARCH 31, 2006
(Unaudited)
        Preferred Stock                       Common Stock
-------------------------------  -------------------------------------
                     Additional                             Additional
 ($.001 Par Value)    Paid-in        ($.001 Par Value)        Paid-in
 Shares     Amount    Capital       Shares        Amount      Capital       Deficit         Total
---------   ------ ----------     ---------      ------     -----------   ------------   -----------
Balance, June 30, 2002

524,044   $  524   $  908,894      1,053,445      $1,053    $22,434,299   $(24,404,302)  $(1,059,532)
=======   ======   ==========     ==========     =======    ===========   ============   ===========

Surrender of 36,458
shares of the Company's
common stock originally
issued for compensation              (36,458)        (36)            36             --             --

Net loss      --           --             --          --             --       (118,808)     (118,808)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------

Balance, June 30, 2003

524,044   $  524   $  908,894      1,016,987      $1,017    $22,434,335   $(24,523,110)  $(1,178,340)
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
=======   ======   ==========     ==========     =======    ===========   ============   ===========

Issuance of 200,000 shares
of the Company's common
stock to consultants for
services valued at $10,000           200,000         200          9,800             --       $10,000

Net loss     --           --             --          --             --       $(75,718)      $(75,718)

-------   ------   ----------     ----------     -------    -----------   ------------   -----------
Balance, March 31, 2006

524,044  $   524   $  908,894      1,310,987      $1,311    $22,514,541  $(24,813,118)   $(1,387,848)
=======   ======   ==========     ==========     =======    ===========   ============   ===========
* The above common shares have been adjusted retroactively for a 60:1 reverse stock split occurring May 6, 2004.

See notes to condensed consolidated financial statements.

STUDIO ONE MEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
                                                           Nine months ended
                                                               March 31,
                                                     --------------------------
                                                         2006          2005
                                                     -----------   ------------

Cash flows from operating activities
  Net loss                                           $   (75,718)  $   (100,553)
  Total adjustments to reconcile net loss
    to net cash used in operating activities              75,718        100,553
                                                     -----------   ------------
Net cash used in operating activities                       ----           ----
                                                     -----------   ------------

Cash flows from financing activities
  Short term borrowings                                     ----           ----
                                                     -----------   ------------
Net cash provided by financing activities                   ----           ----
                                                     -----------   ------------

Net increase (decrease) in cash                             ----           ----
Cash, beginning                                             ----           ----
                                                     -----------   ------------
Cash, ending                                         $      ----   $       ----
                                                     ===========   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $      ----   $       ----
                                                     ===========   ============

See notes to condensed consolidated financial statements.

STUDIO ONE MEDIA, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 2005, balance sheet data were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The financial statements as of and for the period ended March 31, 2006 and 2005 are unaudited. The financial statements for the period ended March 31, 2006 have been reviewed by an independent public accountant pursuant to rule 10-01(d) of regulation S-X and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing.

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

The Company has incurred losses since inception of $24,813,118 and has a working capital deficiency of $1,387,848 as of March 31, 2006.

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

NOTE 2. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2006	June 30, 2005
Accounts payable	$448,887	$434,138
Salaries	16,072	16,072
Accrued Interest	290,369	239,400
Total	$755,328	$689,610

STUDIO ONE MEDIA, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

NOTE 3. SHORT-TERM BORROWINGS

On January 12, 2001, the Company secured a $500,000 line of credit through Merrill Lynch that was obtained by an investor group of existing stockholders as guarantors of the line of credit. As a result of market conditions, the line of credit was limited to $393,000 which represents the amount of securities securing the line of credit by the investor group. The Company no longer has access to any financing under this line of credit. As of January 13, 2002, the outstanding debt was in default, and the Company was unable to pay. The guarantors paid off the debt to Merrill Lynch, and assumed the loan at an on-going interest rate of 10% due from the Company. The outstanding debt to the guarantors, Russell Ritchie and Dale Riker, as of March 31, 2006 was $399,253 plus accrued interest in the amount of $165,878.

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

NOTE 5. COMMON STOCK

On May 6, 2004, the Board of Directors of the Company and a majority of the stockholders entitled to vote thereon approved and the Company filed a Certificate of Amendment of Certificate of Incorporation of the Corporation with the Secretary of State for the State of Delaware. The number of shares of the Company outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The amendment authorized the Company to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Company now has 1,310,987 post-reverse shares outstanding. The effect of the reverse stock split has been recognized retroactively as of December 31, 2003 in the financial statements, and all per share data in the financial statements and in the shareholder equity accounts have been restated to give effect to the reverse stock split.

As of March 31, 2006, there are outstanding 78,683of non-public warrants to purchase the Company's common stock at prices ranging from $7.50 to $9.00 with a weighted average price of $7.88 per share. The Company is disputing certain of these warrants.

STUDIO ONE MEDIA, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

NOTE 6. PREFERRED STOCK

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued and outstanding:

	Allocated	Outstanding
		March 31, 2006	June 30, 2005
Series A Preferred	100,000	15,500	15,500
Series B Preferred	200,000	3,500	3,500
Series C Preferred	1,000,000	13,404	13,404
Series D Preferred	375,000	130,000	130,000
Series E Preferred	1,000,000	275,000	275,000
Series P Preferred	600,000	86,640	86,640
Total Preferred Stock	3,275,000	524,044	524,044

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

NOTE 7. INCOME TAXES

There was no provision for current income taxes for the nine months ended March 31, 2006 and 2005.

The federal net operating loss carry forwards of approximately $24,813,118 expire in varying amounts through 2023. In addition the Company has state carryforwards of approximately $6,755,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the nine months ended March 31, 2006 and 2005. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

NINE MONTHS ENDED MARCH 31, 2006 AND 2005

RESULTS OF OPERATIONS

The net loss for the quarter ended March 31, 2006, was $30,490 compared with a net loss of $19,748 for the fiscal quarter ended March 31, 2005. General and administrative expenses increased in the quarter ended March 31, 2006 by approximately $10,000 compared to the quarter ended March 31, 2005. The increase is attributed to consulting and other outside services in the quarter ended March 31, 2006.

There was no revenue for the nine months ended March 31, 2006 and the nine months ended March 31, 2005, as the Company ceased all marketing and sales activity during the last quarter of 2002.

As a result of no revenue, the Company has eliminated its fixed overhead costs. The sole officer of the Company is working without compensation out of office space at no charge to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no funding during the nine months ended March 31, 2006, except for $5,000 advanced by a shareholder to pay for audit fees.

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

ITEM 3. CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006, and believes that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 1,310,987 post-reverse shares outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 6, 2004, the Registrant filed a Certificate of Amendment of Certificate of Incorporation of Studio One Media, Inc. (f/k/a Dimensional Visions Incorporated) with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 1,310,987 post-reverse shares outstanding.

ITEM 5. OTHER INFORMATION

On March 29, 2006, the Company filed a Certificate of Amendment to Articles of Incorporation with the Office of the Secretary of State for the State of Delaware, changing its name from Dimensional Visions Incorporated to STUDIO ONE MEDIA, INC. The new name is effective March 29, 2006, and its stock is now traded Over The Counter Bulletin Board under the Symbol SOMD.

ITEM 6. EXHIBITS

a) The following Exhibits are filed herein:

NO.  TITLE

31.1
Certification of Chief Executive Officer and of Chief Financial officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

STUDIO ONE MEDIA, INC.

Date: May 19, 2006	By:	/s/ Preston J. Shea
Preston J. Shea
Financial officer (Principal Executive and Financial Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13a 14(a)/15d-14(a) and
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Preston J. Shea, President and Chief Financial Officer of Studio One Media, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Studio One Media, Inc.;

2. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based upon my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the small business issuer and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is prepared;

b)
Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)
Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

STUDIO ONE MEDIA, INC.

Date: May 19, 2006	By:	/s/ Preston J. Shea
Preston J. Shea
President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of STUDIO ONE MEDIA, INC. (the "Company") on Form 10QSB for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Preston J. Shea, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

STUDIO ONE MEDIA, INC.

Date: May 19, 2006	By:	/s/ Preston J. Shea
Preston J. Shea
President and Chief Accounting Officer