Form 10KSB
period 2006-06-30
STUDIO ONE MEDIA, INC.
filed 2006-09-29
CIK 836809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2006

or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-10196

STUDIO ONE MEDIA, INC.
(Name of Small Business Issuer as specific in its Charter)

DELAWARE	23-2517953
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

7650 East Evans Road, Suite C
Scottsdale, Arizona 85260
(Address of Principal Executive Offices) (Zip Code)

(480) 556-9303
(Registrant’s telephone number, including area code)

DIMENSIONAL VISIONS INCORPORATED
8777 N. Gainey Center Drive, Suite 191
Scottsdale, Arizona 85258
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes {X} No { }

For the fiscal year ended June 30, 2006, the Company's revenue was zero.

As of September 26, 2006, the number of shares of Common Stock outstanding was 2,903,609. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 28, 2005, was approximately $10,525,583 (based upon 2,903,834 shares at $3.625 per share).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804); and (ii) Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002 are incorporated in Part III, Item 13(a).

PART  I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Studio One Media, Inc., (the “Company” or “SOMD”) was originally organized in Delaware on May 12, 1988, as Dimensional Visions Group, Ltd. The name was changed on January 15, 1998 to Dimensional Visions Incorporated. On February 8, 2006, it changed its name to Elevation Media, Inc., and on March 28, 2006 the Company’s name was changed to Studio One Media, Inc.

Studio One Media, Inc. is a Scottsdale, Arizona based company that is engaged in the early stage development of entertainment related businesses including the concepts Celebrity Stores and Studio One Kiosks. However, the Company is not actively conducting operations at this time.

Prior to its discontinuance of operations in April 2002, the "Company" created and delivered 3D/animated graphics for products, packaging and marketing communications. See "Company History-Fiscal Years 1998-2006" below.

Studio One Media, Inc., has entered into an agreement to purchase 100% of Studio One Entertainment, Inc., (“SO Entertainment”) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction. SO Entertainment owns proprietary audio/video recording and conferencing technology, studio design and related concepts. SO Entertainment has filed U.S. Provisional Patent applications with the U.S. Patent and Trademark Office covering its entertainment Kiosk (the “Studio One™ Kiosk”). The Studio One™ kiosk is a self contained interactive kiosk designed for installation in shopping malls and other high traffic public areas. The Company believes the Studio One™ Kiosk to be a proprietary and unique opportunity in the entertainment industry. The Kiosk will enable the public, for a fee, to record their video and voice images in a mini, state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.
The purchase will be finalized upon completion of the Studio One Entertainment, Inc. audit, which is being prepared by the audit firm of Moore & Associates CHTD.

The Company's office and principal place of business is located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 85260, and its telephone number is (480) 556-9303.

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

FISCAL YEARS 1998-2002

In January 1998, we moved our headquarters to Phoenix, Arizona. Under the leadership of a new executive management team, the Company was restructured including changing our corporate name to Dimensional Visions Incorporated and changing our stock trading symbol from DVGL to DVUI. At the end of 1997, the Company needed to complete private placements of debt and equity to continue operations. As a prerequisite, our investment banking firm, Capital West Investment Group, required the Company to replace the upper level management and effect a 1 for 25 reverse stock split. During the fiscal year 2001, the Company finalized an equity line with a private equity firm to provide funding through the sale of the Company's common stock. The Company had the right at its sole discretion to put common stock to the equity firm, subject to certain limitations and conditions based upon trading volume of the Company's common stock. The Company was never able to raise funds pursuant to the agreement with the private equity firm The Company also utilized $393,000 from a line of credit from Merrill Lynch to sustain operations.

During this timeframe, we sold all of the original robotic photographic equipment to concentrate on the new 3D/animated graphics (utilizing very high-end Intel based graphic design computers). Our management team believed that the new process is much more cost effective, reproducible, and has a shorter production cycle than the photographic process formerly used by the Company. We also believe that it better meets the demands of today's market which requires quick turn around of products from inception to delivery.

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

FISCAL YEARS 2003-2006

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

In April 2006, the Company entered into an agreement to purchase 100% of Studio One Entertainment, Inc. (“SO Entertainment”) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction. The Company has agreed to issue 6,500,000 of the Company’s common shares in the acquisition. SO Entertainment will be held by the Company as a wholly owned subsidiary.

The purchase includes 630,000 shares issued by SO Entertainment to certain investors to retire outstanding promissory notes pursuant to an Offering dated October 2004, wherein SO Entertainment raised $630,000. An additional 315,000 shares were also issued as part of the Offering. Investors representing $355,000 of the SO Entertainment offering have refused to accept 355,000 shares issued them pursuant to the terms of the promissory notes in satisfaction of the debt and have commenced litigation to recover $355,000 (plus interest). Depending on the outcome of the litigation, the Company may cancel or repurchase all or some of these shares.

Pursuant to SEC rules, the books and records of SO Entertainment are subject to audit, which is expected to be completed by October 31, 2006.

SO Entertainment is a Scottsdale, Arizona based company that is engaged in the early stage development of entertainment related businesses including the concepts Celebrity Stores and Studio One™ Kiosks. Celebrity Stores is a retail store concept which would offer celebrity designed clothing and merchandise in a retail store environment. The Studio One™ Kiosk is a self- contained interactive Kiosk designed for installation in shopping malls and other high traffic public areas. The Company believes the Studio One™ Kiosk to be a proprietary and unique opportunity in the entertainment industry. If successfully developed, it will enable the public (for a fee), to record their video and voice images in a mini, state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests. SO Entertainment currently has receivables of approximately $225,000 (plus accrued interest).

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

SELECTED FINANCIAL DATA

Set forth below is selected financial data derived from the Company's Financial Statements, some of which appear elsewhere in this Report. This data should be read in conjunction with the Financial Statements, included elsewhere in this Report.

		Year Ended June 30, 2006		Year Ended June 30, 2005		Year Ended June 30, 2004		Year Ended June 30, 2003		Year Ended June 30, 2002
Operating revenue	$	---	$	---	$	---	$	---		$131,946
Net loss		$(107,973)		$(106,677)		$(107,613)		$(118,808)		$(1,515,774)
Net loss per share of common stock		$(08)		$(.10)		$(.10)		$(.11)	$	N/A
Balance Sheet Data:
Working capital (deficit)		$(496,520)		$(1,322,130)		$(1,264,203)		$(1,178,340)		$(1,059,032)
Total assets		$588,306	$	---	$	---	$	---		$18
Total liabilities		$1,078,526		$1,322,130		$1,264,203		$1,178,340		$1,059,550
Stockholders’ Equity (deficit)		$(490,220)		$(1,322,130)		$1,264,203)		$(1,178,340)		$(1,059,032)

ITEM 2. DESCRIPTION OF PROPERTY.

In January 2006, the Company entered into a one-year lease for approximately 5,400 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 75260. The lease expense is $6,400 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the years ended June 30, 2006 and June 30, 2005, no matters were submitted to the shareholders for a vote.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Studio One’s common stock has been traded on the Over the Counter Bulletin Board (the OTC Bulletin Board”) under the following various symbols:

DVGL - Prior to January 12, 1998
DVUI - January 12, 1998 to May 18, 2004
DVSO - May 18, 2004 to April 20, 2006
SOMD - From April 20, 2006

The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

PER SHARE COMMON STOCK BID PRICE BY QUARTER

For the Fiscal Year Ending on June 30, 2006	High	Low

Quarter Ended June 30, 2006	4.00	0.60
Quarter Ended March 31, 2006	3.00	0.30
Quarter Ended December 31, 2005	4.50	1.45
Quarter Ended September 30, 2005	4.90	1.98

 SHARE COMMON STOCK BID PRICE BY QUARTER - continued

For the Fiscal Year Ending on June 30, 2005	High	Low

Quarter Ended June 30, 2005	5.10	2.50
Quarter Ended March 31, 2005	7.25	3.25
Quarter Ended December 31, 2004	6.25	1.25
Quarter Ended September 30, 2004	7.00	1.10

HOLDERS

As of September 26, 2006, the number of stockholders of record according to the Company’s transfer agent, not including beneficial owners whose shares are held by banks, brokers and other nominees, was 266.  The actual number of stockholders of record as of the date of this filing was not available. The Company estimates that it has approximately 3,000 stockholders in total.

DIVIDENDS

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, an 8% annual dividend is due and owing. As of June 30, 2005, the Company has not declared dividends on Series A or B preferred stock. The unpaid cumulative dividends totaled approximately $137,525. See Note 6 of Notes to Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR FISCAL YEARS 2006 AND 2005

FISCAL YEAR 2006

During fiscal year 2006, the Company issued 300,000 shares of the Company's common stock to consultants for services rendered valued at $332,200.

FISCAL YEAR 2005

The Company issued 65,000 shares of the Company's common stock to consultants for services rendered valued at $48,750.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 2006 AND 2005

RESULTS OF OPERATIONS

The Company ceased all operations in the first quarter of 2002 and is exploring new business possibilities including those involving the acquisition of Studio One Entertainment, Inc., as discussed above. See Part I, Item 1, Description of Business, General, above.

The net loss for the fiscal year ended June 30, 2006, was $107,973 compared with a net loss of $106,677 for the fiscal year ended June 30, 2005. General and administrative expenses increased by approximately $375,935 from fiscal year ended 2005 to 2006. This increase is attributed to expenses incurred in connection with the proposed purchase of Studio One Entertainment, Inc. Interest expense remained relatively constant from fiscal year ended 2005 and fiscal year 2006.  Since discontinuance of operations in 2002, the Company has eliminated all expenses except for Accounting, Auditing, Legal and Transfer Fee costs. Marketing expenses and engineering expenses for the fiscal years ended June 30, 2005 were eliminated in 2003 as a result of a decline in business and lack of funding resulting in a discontinuance of operations in 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Revenue for the fiscal years ended June 30, 2005 and June 30, 2004, was zero, as the Company had no activity during the year.

As a result of the cessation in revenue, the Company has eliminated its fixed overhead costs. All employees of the Company have either resigned or been laid off except for the one officer of the Company who is working without compensation..

For the fiscal year 2006 the Company did recognize other income of $374,416 in the form of a gain on the extinguishment of indebtedness barred by the statute of limitations. This was a non-cash transaction and did not result in an inflow of cash to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no collections during the fiscal year ended June 30, 2006.

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

In 2001, the Company finalized an equity line with a private equity source to provide funding through the sale of the Company's common stock. The Company has the right at its sole discretion to put common stock to private equity source, subject to certain limitations and conditions based upon trading volume of the Company's common stock. However, due to the current limited trading volume of the Company's common stock, the Company is unable to access this equity line of financing and never raised funds from this source.

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

ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The accountants for the Company is the firm of Moore & Associates, Chartered, 2675 S. Jones Blvd., Suite 109, Las Vegas, NV 89146, who were engaged on May 18, 2006. Prior to that, the accountants for the Company were Shelley International, Inc., Mesa, Arizona. On May 15, 2006, Shelley International, CPA ("Shelley"), Mesa, Arizona, withdrew as the registrant's independent registered public accounting firm. The reason for the withdrawal is the retirement of the firm's principal. Shelley had audited the registrant's financial statements for the fiscal year ended June 30, 2005. Prior to the engagement of Shelly, the company’s auditors were Kopple & Gottlieb, LLP, 420 Old York Rd., Jenkintown, Pennsylvania 19046. Kopple & Gottlieb was acquired by another public accounting firm. The acquiring firm elected not to provide services to clients who are required to report to the Securities Exchange Commission. Kopple & Gottlieb, LLP, had been the Company's independent certified accountants since the year 2000.

The audit reports of Shelley on the financial statements for the year ended June 30, 2005 contained a separate paragraph stating: "The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As described in Note 1 to the financial statements the Company has suffered recurring losses from operations and has a working capital and stockholders deficiency of $1,322,130 as of June 30, 2005, which raises substantial doubt about the Company’s ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its current operations and (2) seek out a sale, merger or other business combination with another entity acceptable to the Board of Directors. Management’s plan concerning these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.” There were no other adverse opinions, disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years, there were no disagreements with Moore & Associates or Shelley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Moore & Associates or Shelley, would have caused it to make reference to the subject matter of the disagreement in connection with its report. The registrant has requested Moore & Associates to furnish it a letter addressed to the Commission stating whether it agrees with the above statements.

There were no other "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within the registrant's two most recent fiscal years.

During the registrant's two most recent fiscal years and May 18, 2006, the date prior to the engagement of Moore & Associates, Chartered, neither the registrant nor anyone on its behalf consulted Moore & Associates, Chartered, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

The Certifying Officers have evaluated the effectiveness of the Company's “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2006 and June 30, 2005, our disclosure controls and procedures were effective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Certifying Officers based there conclusion on the fact that the Company had suspended operations in 2002 and had not recommenced operations, and that the activities requiring disclosure were deminimus, all of which were the subject of review by the Company’s outside auditors. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the framework of conducting an extensive review of existing documentation and transactions to make that evaluation. As of June 30, 2006, the Company had a deficiency in internal controls. This deficiency is attributed to the fact that the Company has an inadequate number of persons knowledgeable about US GAAP principles among whom it can segregate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. This control deficiency will be monitored and attention will be given to the matter as the Company resumes operations as an active business entity. Management has concluded that this control deficiency constituted a material weakness that continued throughout 2006. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

The Company’s management is reviewing the Company’s internal controls over financial reporting to determine the most suitable recognized control framework. The Company will give great weight and deference to the product of the discussions of the SEC’s Advisory Committee on Smaller Public Companies (the “Advisory Committee”) and the Committee of Sponsoring Organizations’ task force entitled Implementing the COSO Control Framework in Smaller Businesses (the “Task Force”). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. The Company’s management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as the Company adopts a framework. For the same reason, the Company’s independent registered public accounting firm has not issued an “attestation report” on the Company management’s assessment of internal controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Preston J. Shea	58	Director, President, Secretary, Chief Financial Officer

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant’s equity securities (“Reporting Persons”) to file initial reports of ownership and reports of changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (“SEC”). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant’s equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2005, and certain written representations from executive officers and directors, the Registrant is aware that the Directors have inadvertently failed to file a Form 3 at the time of their respective election to the Board. Except as stated in the preceding sentence, the Company believes that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

CODE OF ETHICS

The Company maintains a Code of Ethics that was filed AS Exhibit 14 with its Annual Report on Form 10-KSB for 2004 filed on November 15, 2004. That code applies to the chief executive, financial and accounting officers, controller and persons performing similar functions. If the Company amends the code or grants a waive from the code with respect to the foregoing persons, it will post that amendment or waiver on its website.

AUDIT COMMITTEE

The Company’s Audit Committee consists of Messrs. Pinckard and Shea. Neither of those members has been designated by the Board or the Audit Committee as an “audit committee financial expert.” The Board is seeking to fill a board seat with a member that would fulfill that qualification.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation earned by or paid to the Company's Chief Executive Officer for the last three fiscal years. No officer of the Company earned more than $100,000 in the last three fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Annual Compensation				Long Term Compensation			All Other Compensa-tion($)
					Awards		Payouts
	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Preston J. Shea President, Secretary CFO (1)	2006 2005	-0- -0-	-0- -0-	-0- -0-	$ $5,000	-0- -0-	-0- -0-	$0 $0
(1) Effective September 08, 2003.

EMPLOYMENT AND RELATED AGREEMENTS

The Company has no employment agreements with any of its current management.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2006, concerning shares of the Company’s common stock, the only class of securities that are issued and outstanding, held by (1) each stockholder known to own beneficially more than five percent of the common stock as of June 30, 2006 with the number of outstanding shares at 2,778,775, (2) each of the directors, (3) each of the executive officers, and (4) all of the directors and executive officers as a group:

Name	Percentage Beneficially Number of Shares	Owned(1)
Kenneth R. Pinckard (Director) 3104 E. Camelback Rd., #245 Phoenix, AZ 85016	0	0%
Barry M. Goldwater, Jr.(Director) 3104 E. Camelback Rd., #274 Phoenix, AZ 85016	0	0%
Barry M. Goldwater, Jr.(Director) 3104 E. Camelback Rd., #274 Phoenix, AZ 85016
Jason M. Genet, 1636 Los Alamos circle Mesa, AZ 85204	185,000	6.66%
Sundance Financial Corp. 13470 N. 865th Place Scottsdale, AZ 85260	185,000	6.66%
Digital Crossing, LLC 10835 N. Tatum Blvd., #9-170 Phoenix, AZ 85032	200,000	7.20%
Perry D. & Rose Logan 420 Saint Andrews Court Las Vegas, NV 89144	1,236,438	44.50%
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

2004 STOCK INCENTIVE PLAN

On February 28, 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the "2004 Plan").  The purpose of the 2004 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals. The 2004 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company. A maximum of 100,000 shares of the Company's common stock is reserved for issuance under stock options to be issued under the 2004 Plan. On May 24, 2004, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of June 30, 2006, the Company has issued 94,000 shares covered by the 2004 Plan.

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

The following Exhibits are filed herewith:

3.1 Certificate of Amendment of Articles of Incorporation of Dimensional Visions Incorporated dated January 16, 2006
3.2 Certificateof Amendment of Articles of Incorporation of Elevation Media, Inc., dated March 24, 2006
3.3  Certificate of Amendment of Certificate of Incorporation of Dimensional Visions Incorporated dated January 22, 2004

ITEM 13. EXHIBITS - continued

23.1 Consent of Moore & Associates, Chartered
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

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees (1)	18,000	11,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	18,000	11,000

1. Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended June 30, 2006 and 2005, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

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

4. All Other Fees. Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2006 and 2005.

None of the "audit-related," "tax" and "all other" services in 2006, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

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

STUDIO ONE MEDIA, INC.

Date: September 28, 2006	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: September 28, 2006	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title President, Treasurer and Chief Financial Officer

STUDIO ONE MEDIA, INC.

Date: September 28, 2006	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title Vice President

STUDIO ONE MEDIA, INC.

YEARS ENDED JUNE 30, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Studio One Media, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheet of Studio One Media, Inc. as of June 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio One Media, Inc. as of June 30, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s accumulated deficit of $24,845,373 and a working capital deficit of $496,620 as of June 30, 2006 raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 28, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

STUDIO ONE MEDIA, INC.
(f/k/a Dimensional Visions Incorporated)

BALANCE SHEETS

	June	June
	30, 2006	30, 2005

ASSETS

Current Assets
Bank of America - Checking	$207	$0
Accrued Interest Receivable	57,295	0
Notes Receivable-Current	430,404	0
Investments - Securities	94,000	0

Total Current Assets	581,906	0

Property and Equipment	0	0

Total Property and Equipment	0	0

Other Assets
Deposits	6,400	0

Total Other Assets	6,400	0

Total Assets	$588,306	$0

LIABILITIES AND CAPITAL

Current Liabilities
Accounts Payable and Accrued Expenses	$352,058	$632,520
Short-Term Loans	726,468	689,610

Total Current Liabilities	1,078,526	1,322,130

Total Long-Term Liabilities	0	0

Total Liabilities	1,078,526	1,322,130

Stockholders' Deficiency

Preferred Stock, authorized
10,000,000 shares, par value $0.001;
issued and outstanding are 524,044
shares at June 30, 2006 and 2005	524	524

Common Stock, authorized
100,000,000 shares, par value $0.001;
issued and outstanding are 2,778,785
and 1,110,987 shares on June 30, 2006
and 2005 respectively	2,779	1,111

Paid in Capital	24,351,850	23,413,635

Accumulated Deficit	(24,845,373)	(24,737,400)

Total Stockholders' Equity	(490,220)	(1,332,130)

Total Liabilities and Stockholders' Equity	$588,306	$0

The accompanying notes are an integral part of these statements.

STUDIO ONE MEDIA, INC.
(f/k/a Dimensional Visions Incorporated)

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June	June
	30, 2006	30, 2005

Revenues:
Sales	$0	$0

Total Revenues	0	0

Cost of Sales	0	0

Total Cost of Sales	0	0

Gross Profit	0	0

Expenses:
General & Administrative	413,984	38,049
Interest Expense	67,405	68,628

Total Expenses	481,390	106,677

Other Income/Expense:
Gain-Extinguishment/Indebtedness	373,416	0

Net Income (Loss)	($107,973)	($106,677)

Basic and Diluted Loss Per Share	$0.08	($0.10)

Weighted Average Number of Shares	1,404,455	1,088,727

The accompanying notes are an integral part of these statements.

STUDIO ONE MEDIA, INC.
(f/k/a Dimensional Visions Incorporated)

STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years Ended June 30, 2006, 2005, 2004 and 2003

	Preferred Stock		Common Stock		Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2002	524,044	524	1,053,445	1,053	23,343,193	(24,404,302)	(1,059,532)

Common Shares surrendered
and cancelled			(36,458)	(36)	36		0

Net Loss	-	-	-	-	-	(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,016,987	1,017	23,343,229	(24,523,110)	(1,178,340)

Common Shares issued
for services			29,000	29	21,721		21,750

Net Loss	-	-	-	-	-	(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,045,987	1,046	23,364,950	(24,630,723)	(1,264,203)

Common Shares issued
for services			65,000	65	48,685		48,750

Net Loss	-	-	-	-	-	(106,677)	(106,677)

Balance, June 30, 2005	524,044	524	1,110,987	1,111	23,413,635	(24,737,400)	(1,322,130)

Common Shares issued
for services			300,000	300	332,200		332,500

Common Shares issued in
purchase of promissory notes			839,227	839	313,274		314,113

Common Shares issued in
purchase of securities			50,000	50	93,950		94,000

Common Shares issued for
cash			478,571	479	198,521		199,000

Net Loss	-	-	-	-	-	(107,973)	(107,973)

Balance, June 30, 2006	524,044	524	2,778,785	2,779	24,351,580	(24,845,373)	(490,490)

On May 6, 2004 the company executed a 60:1 reverse stock split of its common shares. The effect of this split has been retroactively applied to this statement along with a 12,539 share adjustment for transfer agent rounding error.

The accompanying notes are an integral part of these notes

STUDIO ONE MEDIA, INC.
(f/k/a Dimensional Visions Incorporated)

STATEMENTS OF CASH FLOWS

	June 30, 2006	June 30, 2005

Cash Flows From Operations
Net Profit (Loss)	($107,973)	($106,677)
Changes in Assets & Liabilities:
Depreciation/Amoritzation	0
Accrued Interest Receivable	(57,295)
Notes Receivable	(430,404)
Investments - Securities	(94,000)
Deposits	(6,400)
Accounts Payable	(388,885)	57,927
Accrued Interest Payable	67,405
Wages Payable	(16,072)	-
Net Cash From Operations	(1,033,625)	(48,750)

Cash Flows from Investment
Proceeds from Disposal of Assets	0	0
Dividends received	0	0
Purchase of Fixed Assets	0	0
Net Cash from Investment	0	0

Cash Flows from Financing
Dividends paid	0	0
Issuance of Stocks	939,883	48,750
Increase in Notes Payable	93,948	0
Increase in Long Term Debt	0	0
Net Cash from Financing	1,033,831	48,750

Net Increase (Decrease) in Cash	207	0

Cash, Beginning of Period	0	0

Cash, End of Period	$207	$0

The accompanying notes are an integral part of these statements.

STUDIO ONE MEDIA, INC.
(f/k/a Dimensional Visions Incorporated)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

Note 1: Summary of Significant Accounting Policies

DESCRIPTION OF BUSINESS, FINANCING AND BASIS OF FINANCIAL STATEMENT
PRESENTATION

Studio One Media, Inc., (the “Company” or “SOMD”) was originally organized in Delaware on May 12, 1988, as Dimensional Visions Group, Ltd. The name was changed on January 15, 1998 to Dimensional Visions Incorporated. On February 8, 2006, it changed its name to Elevation Media, Inc., and on March 28, 2006 the Company’s name was changed to Studio One Media, Inc., as part of its overall plan to implement its revised business plan.

Historically, the Company produced and marketed lithographically printed stereoscopic and animation print products. The Company, through its wholly owned subsidiary, InfoPak, Inc., developed a data delivery system that provides end users with specific industry printed materials by way of a portable hand-held reader. Data is acquired electronically from the data provided by mainframe systems and distributed through a computer network to all subscribers. InfoPak has ceased to operate and its corporate charter has been administratively terminated.

The Company has historically financed its operations primarily through the sale of its securities. The Company has had no sales during the years ended June 30, 2006, 2005, 2004 and 2003. The volume of business is not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its present operations.

Effective May 6, 2004, the Company's stockholders approved a one for sixty Reverse Split of its common stock ("The Reverse Split"). The effect of the Reverse Split has been retroactively reflected as of July 1, 2002 in the financial statements. All references to number of shares issued, conversions to common stock, per share amounts and stock option data have been restated to reflect the effect of the Reverse Split for the period presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception of $24,845,373 and has a working capital deficiency of $496,620 as of June 30, 2006. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve a sale, merger, or other business combination with another entity acceptable to the board of directors. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining financing, a sale, merger, or other business combination with another entity, and (c) negotiating a settlement of various obligations in order to position the company for a sale, merger, or business combination.

The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at June 30, 2006, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern.

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

During January 2002 the company borrowed $8,267 from an individual and no repayment terms have been established at this time.

A summary of Accounts and Accrued Expenses Follows
	6-30-06	6-30-05

Accounts Payable	$45,253	$414,910
Accrued Interest	306,805	256,077
Salaries	0	16,072

Total	$352,058	$687,059

Note 3: Short-Term Borrowings

On April 30, 2003, the Company entered into a settlement agreement and release with "the debt holder group," which includes the investor group representing $399,253 of short term debt, the limited liability company of $180,000 of short term debt and an entity owned by the investor group which made disbursements of approximately $ 53,208 for the benefit of the Company through June 30,2004, which is included in accounts payable. The agreement calls for all of debt holder group liabilities to be paid in full by issuing $50,000 in post reorganization unrestricted Company Common Stock and issuing $200,000 in post reorganization restricted Company Common Stock. The agreement requires the Company's common stock to be issued within 10 days of the completion of the reorganization of the Company. At the time the stock is issued, interest accrued on the motes will be cancelled. The debt holder group is permitted to liquidate up to $10,000 worth of the unrestricted common stock each month for five months commencing 10 days after receipt of the Company's Common Stock. The debt holder group may receive additional unrestricted stock if the Company's stock falls below $50,000 upon liquidation and additional shares of restricted stock if the price of the restricted shares fall below $200,000 one year after first receipt. As of September 2006, no plan of reorganization has been entered into.

A summary of Short Term Borrowings Follows:

	Rates	2006	2005
Investors Group	10%	$399,253	$399,253
Convertible Debentures	12-14%	45,000	45,000
Secured Note	12%	180,000	180,000
Individual		8,267	8,267
		$632,520	$632,520

Note 4: Commitments and Contingencies

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2006 was approximately $137,525.

The Company leases certain office facilities pursuant to a one-year lease that commenced February 2006. The lease expense is $6,400 per month.

Note 5: Common Stock

As of June 30, 2006, there are outstanding 78,683 non-public warrants and options to purchase the Company's common stock at prices ranging from $7.50 to $9.00 with a weighted average price of $7.88 per share.

As of June 30, 2006, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock (see Note 6).

As of June 30, 2006, there are convertible debentures outstanding that can be converted to 6,000 shares of common Stock (see note 3) and the investor group can also convert the outstanding loan to 19,963 shares of common stock at an exchange rate of three shares for every dollar.

During the year ended June 30, 2006, the Company issued 478,571 shares for $199,000 in cash, 839,227 shares valued at $314,113 in purchase of three promissory notes, 50,000 shares valued at $94,000 in purchase of 50,000 shares of stock in an entity with which it has a contract, and 300,000 Shares of the Company's common stock for consulting services rendered to the Company and valued a $332,500.

The total number of shares of the Company's common stock that would have been issued upon conversion of the outstanding warrants, options, preferred stock and loans converted equaled 119,460 shares as of June 30, 2006, and would be in addition to the 2,778,785 shares of common stock outstanding as of June 30, 2006.

Note 6: Preferred Stock

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Allocated	Outstanding
Series A Preferred	100,000	15,500
Series B Preferred	200,000	3,500
Series C Preferred	1,000,000	13,404
Series D Preferred	375,000	130,000
Series E Preferred	375,000	275,000
Series P Preferred	600,000	86,640
Total Preferred Stock	2,650,000	524,044

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

Note 7: Stock Option Plan and Equity Incentive Plan

On November 15, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). This plan was approved by a majority of our stockholders at our January 28, 2000, stockholders' meeting. The purpose of the 1999 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals. The 1999 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company. A maximum of 1,500,000 shares of the Company's common stock are available to be issued under the 1999 Plan. The option exercise price will be 100% of the fair market value of the Company's common stock on the date the option is granted and will be exercisable for a period not to exceed 10 years from the date of grant.

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

Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. As of June 30, 2006 and 2005, no options or SAR's have been granted. The Plan has now expired.

On May 17, 2004, the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered.

A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan.

On May 24, 2004, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share.

As of June 30, 2006, the Company has issued 96,000 shares covered by the 2004 Stock Incentive Plan adopted by the Company on May 17, 2004.

If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, the Company's net loss and net loss per share would have not changed for the pro forma amounts as indicated below:

	2006		2005
Net loss available to common shareholders	$(107,973)		$(106,677)
Net loss - pro forma	$(107,973)		$(106,677)
Net loss per share - as reported	$0.08	$	$ 0.10
Net loss - pro forma	$0.08		$0.10

Note 8: Income Taxes

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2006 were as follows:

Deferred tax assets
Goodwill	$173,000
Net operating loss carryforwards	8,041,675
8,214,675

Net deferred tax asset	8,214,674
Valuation allowance	(8,214,675)

Net deferred tax asset reported	$--

The change in valuation allowance for the year ended June 30, 2003 was increased by approximately $40,675.

There was no provision for current income taxes for the years ended June 30, 2006 and 2005.

The federal net operating loss carry forwards of approximately $21,806,000 expires in various years through 2026. In addition the Company has state carry forwards of approximately $6,927,000.

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

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing , to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate , to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions .

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects , states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.