Form 10QSB
period 2006-09-30
STUDIO ONE MEDIA, INC.
filed 2006-11-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number 001-10196

STUDIO ONE MEDIA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	23-2517953
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7650 E. Evans Rd., Suite C
Scottsdale, Arizona  85260
(Address of principal executive offices) (Zip Code )

(480) 556-9303
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of September 30, 2006, the number of shares of Common Stock, $0.001 par value, outstanding was 3,012,825.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

STUDIO ONE MEDIA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2006	June 30, 2006
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$37,179	$207
Accrued Interest Receivable	67,378	57,295
Notes Receivable-Current	436,404	430,404
Investments - Securities	94,000	94,000

Total Current Assets	634,961	581,906

Property and Equipment, Net	9,333	0

Total Property and Equipment	9,333	0

Other Assets
Deposits	6,400	6,400

Total Other Assets	6,400	6,400

Total Assets	$650,694	$588,306

LIABILITIES AND CAPITAL

Current Liabilities
Accounts Payable and Accrued Expenses	$368,478	$352,058
Notes Payable - Current	769,868	726,468

Total Current Liabilities	1,138,346	1,078,526

Long-Term Liabilities	0	0

Total Long-Term Liabilities	0	0

Total Liabilities	1,138,346	1,078,526

Capital
Preferred Stock, authorized 10,000,000 shares, par value $0.001; issued and outstanding are 524,044 shares at	524	524
September 30, 2006 and June 30, 2006

Common Stock, authorized 100,000,000 shares, par value $0.001; issued and outstanding are 3,012,825 and 2,791,324	3,013	2,779
shares at September 30, 2006 and June 30, 2006, respectively

Paid in Capital	24,817,052	24,351,850

Accumulated Deficit - Pre Development Stage	(24,404,302)	(24,404,302)
Accumulated Deficit - Development Stage	(903,939)	(441,071)

Total Capital	(487,652)	(490,220)

Total Liabilities & Capital	$650,694	$588,306

The accompanying notes are an integral part of these statements.

STUDIO ONE MEDIA, INC.
( Development Stage Company)

STATEMENTS OF OPERATIONS

	Three Months	Three Months	Cumulative
	Ended	Ended	July 1, 2002 through
	September 30, 2006	September 30, 2005	September 30, 2006
	(Unaudited)	(Unaudted)	(Unaudited)

Revenues:
Sales	$-	$-	$-

Total Revenues	0	0	0

Cost of Sales

Total Cost of Sales	0	0	0

Gross Profit	0	0	0

Expenses:
General & Administrative Expenses	387,045	7,749	926,129
Research & Development	68,915	0	68,915
Interest Expense	16,990	17,604	292,393

Total Expenses	472,950	25,353	1,287,437

Gain on Extinguishment of Indebtedness			(373,416)
Interest Income	(10,082)	0	(10,082)

Net Income	$(462,868)	$(25,353)	(903,939)

Net Loss Per Share of Common Stock	$(0.16)	$(0.02)

Weighted Average Number of Shares	2,882,255	1,110,987

The accompanying notes are an integral part of these statements.

STUDIO ONE MEDIA, INC.
(A DevelpmentStage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Three Months Ended September 30, 2006 and Years Ended June 30, 2006, 2005, 2004 and 2003

						Accumulated	Accumulated
						Deficit	Deficit
	Preferred Stock		Common Stock		Paid In	Pre-Development	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity

Balance, June 30, 2002	524,044	524	1,065,984	1,066	23,343,180	(24,404,302)	0	(1,059,532)

Common Shares surrendered and cancelled			(36,458)	(36)	36			0

Net Loss						0	(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,029,526	1,030	23,343,216	(24,404,302)	(118,808)	(1,178,340)

Common Shares issued for services			29,000	29	21,721			21,750

Net Loss						0	(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,058,526	1,059	23,364,937	(24,404,302)	(226,421)	(1,264,203)

Common Shares issued for services			65,000	65	48,685			48,750

Net Loss						0	(106,677)	(106,677)

Balance, June 30, 2005	524,044	524	1,123,526	1,124	23,413,622	(24,404,302)	(333,098)	(1,322,130)

Common Shares issued for services			300,000	300	332,200			332,500

Common Shares issued in purchase of promissory notes			839,227	839	313,274			314,113

Common Shares issued in purchase of securities			50,000	50	93,950			94,000

Common Shares issued for cash			478,571	479	198,521			199,000

Net Loss							(107,973)	(107,973)

Balance, June 30, 2006	524,044	524	2,791,324	2,792	24,351,567	(24,404,302)	(441,071)	(490,490)

Common Shares issued for services			124,834	125	320,582			320,707

Common Shares issued for cash			96,667	97	144,903			145,000

Net Loss						0	(462,868)	(462,868)

Balance, September 30, 2006	524,044	524	3,012,825	3,014	24,817,052	(24,404,302)	(903,939)	(487,651)

On May 6, 2004 the company executed a 60:1 reverse stock split of its common shares. The effect of this split has been retroactively applied to this statement along with a 6,608 share adjustment for transfer agent rounding error.

The accompanying notes are an integral part of these notes

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative
	Three Months Ended	Three Months Ended	July 1, 2002 through
	September 30, 2006	September 30, 2005	September 30, 2006
	(Unaudited)	(Unaudted)	(Unaudited)

Cash Flows From Operations
Net Profit (Loss)	($462,868)	($25,353)	(903,939)
Changes in Assets & Liabilities:
Depreciation/Amortization	1,057	0	1,057
Accrued Interest Receivable	(10,082)	0	(10,082)
Notes Receivable	(6,000)	0	(436,404)
Investments - Securities	0	0	(94,000)
Deposits	0	0	(6,400)
Accounts Payable	(570)	0	(335,073)
Accrued Interest Payable	16,990	17,604	292,393
Wages Payable	0	0	(16,072)
Net Cash From Operations	(461,473)	(7,749)	(1,508,520)

Cash Flows from Investment
Proceeds from Disposal of Assets	0	0	0
Dividends received	0	0	0
Purchase of Fixed Assets	(10,390)	0	(10,390)
Net Cash from Investment	(10,390)	0	(10,390)

Cash Flows from Financing
Dividends paid	0	0	0
Issuance of Stocks	465,436	0	1,418,741
Increase in Notes Payable	43,400	0	137,348
Increase in Long Term Debt	0	0	0
Net Cash from Financing	508,836	0	1,556,089

Net Increase (Decrease) in Cash	36,973	0	37,179

Cash, Beginning of Period	206	0	0

Cash, End of Period	$37,179	$0	$37,179

The accompanying notes are an integral part of these statements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

The Company has historically financed its operations primarily through the sale of its securities. The Company has had no sales during the three months ended September 30, 2006, or the years ended June 30, 2006, 2005, 2004 and 2003. The volume of business is not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its present operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception of $25,308,241 and has a working capital deficiency of $503,385 as of September 30, 2006. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve a sale, merger, or other business combination with another entity acceptable to the board of directors. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining financing, a sale, merger, or other business combination with another entity, and (c) negotiating a settlement of various obligations in order to position the company for a sale, merger, or business combination.

The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at September 30, 2006, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Note 1: Summary of Significant Accounting Policies - continued

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Note 2: Accounts Payable, Accrued Expenses - continued

During January 2002 the company borrowed $8,267 from an individual and no repayment terms have been established at this time.

A summary of Accounts and Accrued Expenses Follows:
	9-30-06	9-30-05

Accounts Payable	$44,683	$441,887
Accrued Interest	323,795	257,003
Salaries	0	16,072

Total	$368,478	$714,962

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

A summary of Short Term Borrowings Follows:

	Rates	9/30/06	9/30/05
Investors Group	10%	$399,253	$399,253
Convertible Debentures	12-14%	45,000	45,000
Secured Note	12%	180,000	180,000
Individual		8,267	8,267
		$632,520	$632,520

Note 4: Commitments and Contingencies

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2006 was approximately $137,525.

The Company leases certain office facilities pursuant to a one-year lease that commenced February 2006. The lease expense is $6,400 per month. The Company has given notice that it intends to extend the term of the lease for one additional year to January 31, 2008.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Note 5: Common Stock

As of September 30, 2006, there are outstanding 78,683 non-public warrants and options to purchase the Company's common stock at prices ranging from $7.50 to $9.00 with a weighted average price of $7.88 per share.

As of September 30, 2006, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock (see Note 6).

As of September 30, 2006, there are convertible debentures outstanding that can be converted to 6,000 shares of common Stock (see note 3) and the investor group can also convert the outstanding loan to 19,963 shares of common stock at an exchange rate of three shares for every dollar.

During the three months ended September 30, 2006, the Company issued 96,667 shares for $145,000 in cash, 124,834 shares of the Company’s restricted common stock for consulting services rendered to the Company and valued a $320,707.

The total number of shares of the Company's common stock that would have been issued upon conversion of the outstanding warrants, options, preferred stock and loans converted equaled 119,460 shares as of September 30, 2006, and would be in addition to the 3,012,825 shares of common stock outstanding as of September 30, 2006.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Note 6: Preferred Stock - continued

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

As of September 30, 2005, no stock options have been granted under this plan.

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

Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. As of September 30, 2006 and 2005, no options or SAR's have been granted. The Plan has now expired.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Note 7: Stock Option Plan and Equity Incentive Plan - continued

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

As of September 30, 2006, the Company has issued 98,000 shares covered by the 2004 Stock Incentive Plan adopted by the Company on May 17, 2004.

If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, the Company's net loss and net loss per share would have not changed for the pro forma amounts as indicated below:

	9/30/06		9/30/05
Net loss available to common shareholders	$(462,868)		$(25,353)
Net loss - pro forma	$(462,868)		$(25,353)
Net loss per share - as reported	$0.16	$	$ 0.02
Net loss - pro forma	$0.16		$0.02

Note 8: Income Taxes

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $25,308,241. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of September 30, 2006 were as follows:

Deferred tax assets:
Goodwill	$173,000
Net operating loss carryforwards	8,857,884
9,030,884

Net deferred tax asset	9,030,884
Valuation allowance	(9,030,884)

Net deferred tax asset reported	$--

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Note 8: Income Taxes - continued

The change in valuation allowance for the three months ended September 30, 2006 was increased by approximately $816,209.

There was no provision for current income taxes for the years ended September 30, 2006 and 2005.

The federal net operating loss carry forwards of approximately $25,308,241 expires in various years through 2026. In addition the Company has state carry forwards of approximately $6,927,000.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE  9.         The Effect of Recent Account Standards - continued

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

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	successful entrance into the alternative fuel industry;

•	loss of customers or sales weakness;

•	inability to achieve future sales levels or other operating results;

•	unavailability of funds for capital expenditures and/or general working capital; and

•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see our Annual Report on Form 10-KSB for the year ended June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months ended September 30, 2006 and 2005. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

OVERVIEW

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

Historically, the Company produced and marketed lithographically printed stereoscopic and animation print products. The Company, through its wholly owned subsidiary, InfoPak, Inc., developed a data delivery system that provides end users with specific industry printed materials by way of a portable hand-held reader. Data is acquired electronically from the data provided by mainframe systems and distributed through a computer network to all subscribers. InfoPak ceased to operate and its corporate charter has been administratively terminated. The Company ceased all marketing and sales activity during the last quarter of 2002. Subsequently, we have explored possible new businesses and also a sale, merger, or other business combination with another entity.

In April 2006, the Company entered into an agreement to purchase Studio One Entertainment, Inc., a Scottsdale, Arizona based company that is engaged in the design and manufacturing of a proprietary (patents pending), self contained interactive audio/video recording and conferencing studio designed for installation in shopping malls and other high traffic public areas (the “Studio One Entertainment Agreement”). The Studio One™ Kiosk will enable the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests. This purchase is subject to the delivery of an audit of Studio One Entertainment, Inc.

RESULTS OF OPERATIONS

The net loss for the quarter ended September 30, 2006, was $462,868 compared with a net loss of $25,353 for the fiscal quarter ended September 30, 2005. General and administrative expenses increased in the quarter ended September 30, 2006 by approximately $380,000 compared to the quarter ended September 30, 2005. The increased is attributed to activities associated with the Studio One Entertainment Agreement. As a result of this agreement, the Company has leased office space and incurred administrative costs associated with performing due diligence with respect to the proposed new business.

There was no revenue for the three months ended September 30, 2006 and the three months ended September 30, 2005, as the Company ceased all marketing and sales activity during the last quarter of 2002 and has not yet commenced operations relating to a new business plan.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2006, we closed various private placements and issued 96,867 shares of restrictec common stock for total of approximately $145,000 in proceeds. We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition, we received approximately $43,500 in short term loans from a shareholder to enable us to continue to investigate the business plan of and to pursue the acquisition of Studio One Media, Inc.

The Company's financial position is precarious. The Company has incurred losses since inception of $25,308,241 and has a working capital deficiency of $503,385 as of September 30, 2006. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve a sale, merger, or other business combination with another entity acceptable to the board of directors. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining financing, a sale, merger, or other business combination with another entity, and (c) negotiating a settlement of various obligations in order to position the company for a sale, merger, or business combination.

The available funds at September 30, 2006, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern. Further, there can be no assurances, that the Company will achieve a sale, merger, or other business combination with another entity or be able to secure additional capital from sources on terms acceptable to the board of directors. The probability of obtaining financing is unknown at this time.

ITEM 3. CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Certifying Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on his evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred subsequent to the date of his evaluation or during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(a) In 2003, the Company was sued in the Superior Court of the State of California, Orange County, by the law firm of Oswald & Yapp, a Professional Corporation. The suit was based on claims of legal fees for services rendered but not paid. The Company failed to respond to the suit and on February 27, 2004, a judgment was entered against the Company in the amount of $31,579.

To the best knowledge of our management, there are no other material litigation matters pending or threatened against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 3,012,825 post-reverse shares of common stock outstanding. In addition, the Company has 524,044 shares of preferred stock issued and outstanding as of September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 6, 2004, the Registrant (f/k/a Dimensional Visions Incorporated) filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 3,012,825 post-reverse shares outstanding.

ITEM 5. OTHER INFORMATION

Change of Name

On March 29, 2006, the Company filed a Certificate of Amendment to Articles of Incorporation with the Office of the Secretary of State for the State of Delaware, changing its name from Dimensional Visions Incorporated to STUDIO ONE MEDIA, INC. The new name was effective March 29, 2006, and its stock is now traded Over The Counter Bulletin Board under the Symbol SOMD.

Subsequent Events:

On October 13, 2006, Studio One Media, Inc., entered into an agreement with a debt holder group pursuant to which it issued 137,500 shares of restricted common stock of the Registrant in extinguishment of $579,253 in short term debt and $284,885 in accrued interest. The debt was converted to equity at a per share conversion price of $6.28. This agreement, combined with the writeoff of $373,416 in payables in June 2006, reduces the Company’s debt by $1,237,554. The Company’s debt, following this conversion, is approximately $225,000.

The debt holder group is comprised of Russell H. Ritchie, Dale Riker, Cornerstone Wireless Communications, LLC, and Suntine Enterprises, LLC. The debt holder group had advanced funds to or on behalf of the Company prior to 2001. On April 30, 2003, the Company entered into a settlement agreement and release with the debt holder group (the “2003 Agreement”)(See Exhibit 10.5 to Form 10-KSB for year ended December 30, 2003).

The October 13, 2006 agreement between the Company and the debt holder group supersedes the 2003 agreement and constitutes an accord and satisfaction of all liabilities and obligations owing by the Company to the debt holder group.

A copy of the agreement between Studio One and the debt holder group is attached hereto as Exhibit 10.1.

ITEM 6. EXHIBITS

a) The following Exhibits are filed herein:

NO.   TITLE

10.1	Accord and Satisfaction, dated October 11, 2006, between Studio One Media, Inc., and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC.

31.1
Certification of Chief Executive Officer and of Chief Financial officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

STUDIO ONE MEDIA, INC.

Date: November 14, 2006	By:	/s/ Preston J. Shea
Preston J. Shea
Financial officer (Principal Executive and Financial Officer)