Form 10QSB
period 2006-12-31
STUDIO ONE MEDIA, INC.
filed 2007-02-20
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of December 31, 2006 the number of shares of Common Stock, $0.001 par value, outstanding was 3,403,492.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
(A Developing Stage company)

BALANCE SHEET
	December 31,	June 30,
	2006	2006
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$117,469	$207
Accrued Interest Receivable	77,460	57,295
Other Receivables	2,700	0
Prepaid Expenses	1,000	0
Notes Receivable-Current	436,404	430,404
Investments - Securities	94,000	94,000

Total Current Assets	729,033	581,906

Property and Equipment, Net	46,860	0

Total Property and Equipment	46,860	0

Other Assets
Deposits	6,400	6,400
Other Assets	65,322	0

Total Other Assets	71,722	6,400

Total Assets	847,615	588,306

LIABILITIES AND CAPITAL

Current Liabilities
Accounts Payable and Accrued Expenses	97,655	352,058
Notes Payable - Current	182,348	726,468

Total Current Liabilities	280,003	1,078,526

Long-Term Liabilities	0	0

Total Long-Term Liabilities	0	0

Total Liabilities	280,003	1,078,526

Capital
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 524,044 shares at December 31, 2006
and June 30, 2006, respectively	524	524

Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 3,403,492 and 2,791,324 shares at
December 31, 2006 and June 30, 2006, respectively	3,404	2,779

Paid in Capital	26,286,988	24,351,850

Accumulated Deficit - Pre Development Stage	(24,404,302)	(24,404,302)
Accumulated Deficit - Development Stage	(1,319,002)	(441,071)

Total Capital	567,611	(490,220)

Total Liabilities & Capital	$847,615	$588,306

The accompanying notes are an integral part of the financial statements.

STUDIO ONE MEDIA, INC.
(A Developing Stage company)

STATEMENT OF OPERATIONS
			Cumulative
			July 1, 2002
	Six Months Ended		through
	December 31,		December 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Sales	0	0	0

Total Revenues	0	0	0

Cost of Sales

Total Cost of Sales	0	0	0

Gross Profit	0	0	0

Expenses
General & Administrative Expenses	746,293	11,249	1,285,377
Research & Development	139,252	0	139,252
Interest Expense	20,668	33,980	296,071

Total Expenses	906,213	45,229	1,720,700

Interest Income	20,164	0	20,164
Gain-Extinguishment/Indebtedne	8,267	0	381,683

Net Income	(877,781)	(45,229)	(1,318,852)

Net Loss Per Share of Common Stock	(0.29)	(0.04)

Weighted Average Number of Shares	3,068,659	1,110,987

The accompanying notes are an integral part of the financial statements.

STUDIO ONE MEDIA, INC.
(A DevelpmentStage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended December 31, 2006 and Years Ended June 30, 2006, 2005, 2004 and 2003

						Accumulated	Accumulated
						Deficit	Deficit
	Preferred Stock		Common Stock		Paid In	Pre-Development	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity

Balance, June 30, 2002	524,044	524	1,065,984	1,066	23,343,180	(24,404,302)	0	(1,059,532)

Common Shares surrendered
and cancelled			(36,458)	(36)	36			0

Net Loss						0	(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,029,526	1,030	23,343,216	(24,404,302)	(118,808)	(1,178,340)

Common Shares issued
for services			29,000	29	21,721			21,750

Net Loss						0	(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,058,526	1,059	23,364,937	(24,404,302)	(226,421)	(1,264,203)

Common Shares issued
for services			65,000	65	48,685			48,750

Net Loss						0	(106,677)	(106,677)

Balance, June 30, 2005	524,044	524	1,123,526	1,124	23,413,622	(24,404,302)	(333,098)	(1,322,130)

Common Shares issued
for services			300,000	300	332,200			332,500

Common Shares issued in
purchase of promissory notes			839,227	839	313,274			314,113

Common Shares issued in
purchase of securities			50,000	50	93,950			94,000

Common Shares issued for cash			478,571	479	198,521			199,000

Net Loss							(107,973)	(107,973)

Balance, June 30, 2006	524,044	524	2,791,324	2,792	24,351,567	(24,404,302)	(441,071)	(490,490)

Common Shares issued
for services			178,334	178	559,078			559,256

Common Shares issued for cash			296,334	296	484,204			484,500

Common Shares issued in
Satisfaction of Debt			137,500	138	892,139			892,277

Net Loss							(877,781)	(877,781)

Balance, December 31, 2006	524,044	524	3,403,492	3,404	26,286,988	(24,404,302)	(1,318,852)	567,762

On May 6, 2004 the company executed a 60:1 reverse stock split of its common shares. The effect of this split has been retroactively applied to this statement along with a 6,608 share adjustment for transfer agent rounding error.

The accompanying notes are an integral part of the financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative
	Six Months Ended	Six Months Ended	July 1, 2002 through
	December 31, 2006	December 31, 2005	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operations
Net Profit (Loss)	($877,781)	($45,229)	($1,318,852)
Changes in Assets & Liabilities:
Depreciation/Amortization	2,384	0	2,384
Accrued Interest Receivable	(20,164)	0	(77,460)
Notes Receivable	(6,000)	0	(436,404)
Other Receivables	(2,700)	0	(2,700)
Prepaid Expenses	(1,000)	0	(1,000)
Investments - Securities	0	0	(94,000)
Deposits	0	0	(6,400)
Accounts Payable	37,804	11,249	(296,550)
Accrued Interest Payable	(292,356)	33,980	(16,953)
Other Payables	0	0	(16,072)
Net Cash From Operations	(1,159,814)	(0)	(2,264,007)

Cash Flows from Investment
Proceeds from Disposal of Assets	0	0	0
Dividends received	0	0	0
Purchase of Assets	(114,566)	0	(114,566)
Net Cash from Investment	(114,566)	0	(114,566)

Cash Flows from Financing
Dividends paid	0	0	0
Issuance of Stocks	1,935,763	0	2,946,213
Decrease in Notes Payable	(544,120)	0	(450,172)
Increase in Long Term Debt	0	0	0
Net Cash from Financing	1,391,643	0	2,496,041

Net Increase (Decrease) in Cash	117,262	0	117,468

Cash, Beginning of Period	206	0	0

Cash, End of Period	$117,468	$0	$117,468

The accompanying notes are an integral part of the financial statements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

Since becoming a Development Stage Company in 2002, the Company has financed its operations primarily through the sale of its securities. The Company has had no sales during the six months ended December 31, 2006, or the years ended June 30, 2006, 2005, 2004 and 2003. The volume of business was not and is not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its present operations.

Effective May 6, 2004, the Company's stockholders approved a one for sixty Reverse Split of its common stock ("The Reverse Split"). The effect of the Reverse Split has been retroactively reflected as of July 1, 2002 in the financial statements. All references to number of shares issued conversions to common stock, per share amounts and stock option data have been restated to reflect the effect of the Reverse Split for the period presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception of $25,723,304. As a result of the conversion of debt to equity by a group of creditors in October 2006, however, the Company no longer has a working capital deficiency. Instead, it has a working capital surplus of $449,030 as of December 31, 2006. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve a sale, merger, or other business combination with another entity acceptable to the board of directors. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining financing, a sale, merger, or other business combination with another entity, and (c) negotiating a settlement of various remaining obligations in order to position the company for a sale, merger, or business combination.

The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at December 31, 2006, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

Note 1: Summary of Significant Accounting Policies - continued

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

During September and October 2001 the Company borrowed $180,000 from Suntine Enterprises, LLC, a limited liability company, and signed a 12% secured note that pledged the assets of the Company as collateral for the loan. The note was originally due on October 2, 2004 along with all unpaid accrued interest. Under the terms of the secured note the obligation was declared in default as a result of its insolvency. The Company continued to accrue interest under this obligation thru October 13, 2006, at which time it was extinguished by the issuance of shares of restricted common stock of the Registrant (see Note 3).

On January 29, 2002, an investor group (comprised of Russell H. Ritchie, Dale Riker, Cornerstone Wireless Communications, LLC), as the guarantor on the Company’s secured line of credit with Merrill Lynch, paid off this obligation after the loan was declared in default. The Company continued to accrue interest under this obligation thru October 13, 2006, at which time it was extinguished by the issuance of shares of restricted common stock of the Registrant (see Note 3).

A summary of Accounts and Accrued Expenses Follows:

		12-31-06		12-31-05
Accounts Payable		$83,206		$445,387
Accrued Interest		14,449		23,379
Salaries		0		16,072
Total	$	$ 96,655	$	$ 734,838

Note 3: Short-Term Borrowings

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

Note 3: Short-Term Borrowings - continued

During September and October 2001 the Company borrowed $180,000 from a limited liability company and signed a 12% secured note that pledged the assets of the Company as collateral for the loan. The note was originally due on October 2, 2004 along with all unpaid accrued interest. Under the terms of the secured note the obligation was declared in default as a result of its insolvency. In addition, on January 29, 2002, an investor group, as the guarantor on the secured line of credit with Merrill Lynch, paid off this obligation after the loan was declared in default. The debt holders under these two obligations were comprised of Russell H. Ritchie, Dale Riker, Cornerstone Wireless Communications, LLC, and Suntine Enterprises, LLC (the “debt holder group”).

On April 30, 2003, the Company entered into a settlement agreement and release with "the debt holder group," which includes the investor group representing $399,253 of short term debt, the limited liability company of $180,000 of short term debt and an entity owned by the investor group which made disbursements of approximately $ 53,208 for the benefit of the Company through June 30, 2004, which was included in accounts payable. The agreement called for all of debt holder group liabilities to be paid in full by issuing $50,000 in post reorganization unrestricted Company Common Stock and issuing $200,000 in post reorganization restricted Company Common Stock. The agreement required the Company's common stock to be issued within 10 days of the completion of the reorganization of the Company. At the time the stock is issued, interest accrued on the motes would be cancelled. The debt holder group would be permitted to liquidate up to $10,000 worth of the unrestricted common stock each month for five months commencing 10 days after receipt of the Company's Common Stock. The debt holder group might receive additional unrestricted stock if the Company's stock falls below $50,000 upon liquidation and additional shares of restricted stock if the price of the restricted shares fall below $200,000 one year after first receipt.

On October 13, 2006, the Company entered into another agreement with the debt holder group pursuant to which it issued 137,500 shares of restricted common stock of the Registrant in extinguishment of $579,253 in short term debt and $313,024 in accrued interest. The debt was converted to equity at a per share conversion price of $6.49. This agreement, combined with the writeoff of $373,416 in payables in June 2006, reduced the Company’s debt by $1,265,693. The October 13, 2006 agreement between the Company and the debt holder group supersedes the April 30, 2003 agreement and constitutes an accord and satisfaction of all liabilities and obligations owing by the Company to the debt holder group. A copy of the agreement between Studio One and the debt holder group is attached as Exhibit 10.1 to our Form 10-QSB for the period ended September 30, 2006.

A summary of Short Term Borrowings Follows:

	Rates		12-31-06	12-31-05
Investor Group	10%		0	399,253
Convertible Debentures	12-14%		45,000	45,000
Secured Note	12%		0	180,000
Individual			0	8,267
Total		$	$ 45,000	$632,500

Note 4: Commitments and Contingencies

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2006 was approximately $137,525.

The Company leases certain office facilities pursuant to a one-year lease that commenced February 2006. The lease expense is $6,400 per month. The Company has extended the term of the lease for one additional year to January 31, 2008.

Note 5: Common Stock

As of December 31, 2006, there are outstanding 78,683 non-public warrants and options to purchase the Company's common stock at prices ranging from $7.50 to $9.00 with a weighted average price of $7.88 per share.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

Note 5: Common Stock  - continued

As of December 31, 2006, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock (see Note 6).

As of December 31, 2006, there are convertible debentures outstanding that can be converted to 6,000 shares of common Stock (see Note 3).

During the six months ended December 31, 2006, the Company issued 296,334 shares for $484,500 in cash, 178,334 shares of the Company’s common stock for consulting services rendered to the Company and valued a $559,257.

The total number of shares of the Company's common stock that would have been issued upon conversion of the outstanding warrants, options, preferred stock and loans converted equaled 119,460 shares as of December 31, 2006, and would be in addition to the 3,403,492 shares of common stock outstanding as of December 31, 2006.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

As of December 31, 2005, no stock options have been granted under this plan.

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

Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. As of December 31, 2006 and 2005, no options or SAR's have been granted. The Plan has now expired.

On May 17, 2004, the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On May 24, 2004, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of December 31, 2006, the Company has issued all shares covered by the 2004 Stock Incentive Plan adopted by the Company on May 17, 2004.

On October 13, 2006 the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.  A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of December 31, 2006, the Company has issued 32,500 shares covered by the 2006 Stock Incentive Plan adopted by the Company on October 13, 2006, at a total amount of $168,630. As of December 31, 2006, 67,500 remain unissued under this Plan. The value of shares issued pursuant to this Plan are based on the fair value of shares as prescribed by FAS No. 123.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2006 were as follows:

Deferred tax assets:
Goodwill	$173,000
Net operating loss carryforwards	9,003,156
9,180,156

Net deferred tax asset	9,0180,156
Valuation allowance	(9,180,156)

Net deferred tax asset reported	$--

The change in valuation allowance for the six months ended December 31, 2006 was increased by approximately $965,481.

There was no provision for current income taxes for the years ended December 31, 2006 and 2005.

The federal net operating loss carry forwards of approximately $25,723,304 expires in various years through 2026. In addition the Company has state carry forwards of approximately $6,927,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the six months ended December 31, 2006 and 2005. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

RESULTS OF OPERATIONS

The net loss for the six months ended December 31, 2006, was $877,781 compared with a net loss of $45,229 for the six months ended December 31, 2005. General and administrative expenses increased in the period ended December 31, 2006 by approximately $735,044 compared to the quarter ended December 31, 2005. The increased amount is attributed to activities associated with the Studio One Entertainment Agreement. As a result of this agreement, the Company has leased office space and incurred additional administrative costs. The Company has also proceeded with the development of a new business plan on the premise that it will consummate the acquisition of Studio One Entertainment.

There was no revenue for the six months ended December 31, 2006 and the six months ended December 31, 2005, as the Company ceased all marketing and sales activity during the last quarter of 2002 and has not yet commenced operations relating to a new business plan.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2006, we closed various private placements and issued 296,334 shares of restricted common stock for total of approximately $484,500 in proceeds. We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

In addition, we received approximately $46,000 in short term loans from a shareholder to enable us to continue to investigate the business plan of and to pursue the acquisition of Studio One Entertainment, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company's financial position is precarious. The Company has incurred losses since inception of $25,723,304. As a result of the conversion of debt to equity by a group of creditors in October 2006, however, the Company no longer has a working capital deficiency. Instead, it has a working capital surplus of $449,030 as of December 31, 2006. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve a sale, merger, or other business combination with another entity acceptable to the board of directors. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining financing, a sale, merger, or other business combination with another entity, and (c) negotiating a settlement of various obligations in order to position the company for a sale, merger, or business combination.

The available funds at December 31, 2006, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern. Further, there can be no assurances, that the Company will achieve a sale, merger, or other business combination with another entity or be able to secure additional capital from sources on terms acceptable to the board of directors. The probability of obtaining financing is unknown at this time.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 3,012,825 post-reverse shares of common stock outstanding. In addition, the Company has 524,044 shares of preferred stock issued and outstanding as of December 31, 2006.

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

Subsequent Events :

None

ITEM 6. EXHIBITS

a) The following Exhibits are filed herein:

NO.   TITLE

31.1
Certification of Chief Executive Officer and of Chief Financial officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

STUDIO ONE MEDIA, INC.

Date: February 19, 2007	By:	/s/ Preston J. Shea
Preston J. Shea
Financial officer (Principal Executive and Financial Officer)