Form 10QSB
period 2007-03-31
STUDIO ONE MEDIA, INC.
filed 2007-05-16
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of March 31, 2007 the number of shares of Common Stock, $0.001 par value, outstanding was 3,642,370.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
(A development Stage Company)

BALANCE SHEET

	March 31,	June 30,
	2007	2006
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$59,406	$207
Accrued Interest Receivable	87,323	57,295
Other Receivables	7,788	-
Notes Receivable-Current	436,404	430,404
Investments - Securities	227,750	94,000

Total Current Assets	818,671	581,906

Property and Equipment, Net	93,862	-

Total Property and Equipment	93,862	-

Other Assets
Deposits	6,400	6,400
Other Assets	104,139	-

Total Other Assets	110,539	6,400

Total Assets	$1,023,072	$588,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$77,645	$352,058
Notes Payable - Current	127,348	726,468

Total Current Liabilities	204,993	1,078,526

Long-Term Liabilities	-	-

Total Liabilities	204,993	1,078,526

Stockholders' Equity (Deficit)
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 524,044 shares at March 31, 2007
and June 30, 2006, respectively	524	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 3,642,370 and 2,791,324 shares at
March 31, 2007 and June 30, 2006, respectively	3,642	2,779
Additional Paid in Capital	26,975,183	24,351,850
Accumulated Deficit - Pre Development Stage	(24,404,453)	(24,404,302)
Accumulated Deficit - Development Stage	(1,756,817)	(441,071)

Total Stockholders' Equity (Deficit)	818,079	(490,220)

Total Liabilities and Stockholders' Equity (Deficit)	$1,023,072	$588,306

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A development Stage Company)

STATEMENT OF OPERATIONS

			Cumulative
			July 1, 2002
	Nine Months Ended		through
	March 31		March 31
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Sales	$-	$-	$-
Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses
General and Administrative Expenses	1,044,648	136,153	1,583,731
Research and Development	287,422	0	287,422

Total Operating Expenses	1,332,070	136,153	2,168,527

Loss from Operations	1,332,070	136,153	2,168,527

Other Income (Expense)
Interest Expense	(21,971)	(50,969)	(297,374)
Interest Income	30,027	-	30,027
Gain on Extinguishment of Indebtedness	8,267	-	381,683

Total Other Income (Expense)	16,323	(50,969)	114,336

Net Loss	$(1,315,747)	$(136,153)	$(1,756,817)

Basic Loss Per Share of Common Stock	$(0.43)	$(0.07)

Weighted Average Number of Shares	3,065,563	1,113,177

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A development Stage Company)

STATEMENT OF OPERATIONS

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)	(Unaudited)

Revenues
Sales	$-	$-
Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
General and Administrative Expenses	330,854	124,903
Research and Development	115,170	-

Total Expenses	446,024	124,903

Loss from Operations	446,024	124,903

Other Income (Expense)
Interest Expense	(1,304)	(16,989)
Interest Income	9,863	-

Total Other Income (Expense)	8,559	(16,989)

Net Loss	$(437,464)	$(124,903)

Basic Loss Per Share of Common Stock	$(0.13)	$(0.11)

Weighted Average Number of Shares	3,400,674	1,113,177

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A DevelpmentStage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2007 and Years Ended June 30, 2006, 2005, 2004 and 2003

						Accumulated	Accumulated
						Deficit	Deficit
	Preferred Stock		Common Stock		Paid In	Pre-Development	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity

Balance, June 30, 2002	524,044	524	1,065,984	1,066	23,343,180	(24,404,302)	0	(1,059,532)

Common Shares surrendered
and cancelled			(36,458)	(36)	36			0

Net Loss						0	(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,029,526	1,030	23,343,216	(24,404,302)	(118,808)	(1,178,340)

Common Shares issued
for services			29,000	29	21,721			21,750

Net Loss						0	(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,058,526	1,059	23,364,937	(24,404,302)	(226,421)	(1,264,203)

Common Shares issued
for services			65,000	65	48,685			48,750

Net Loss						0	(106,677)	(106,677)

Balance, June 30, 2005	524,044	524	1,123,526	1,124	23,413,622	(24,404,302)	(333,098)	(1,322,130)

Common Shares issued
for services			300,000	300	332,200			332,500

Common Shares issued in
purchase of promissory notes			839,227	839	313,274			314,113

Common Shares issued in
purchase of securities			50,000	50	93,950			94,000

Common Shares issued for cash			478,571	479	198,521			199,000

Net Loss							(107,973)	(107,973)

Balance, June 30, 2006	524,044	524	2,791,324	2,792	24,351,567	(24,404,302)	(441,071)	(490,490)

Common Shares issued
for services			208,552	209	730,298			730,507

Common Shares issued for cash			454,666	454	834,045			834,499

Common Shares for assets			25,000	25	133,725			133,750

Common Shares issued in
Satisfaction of Debt			162,828	162	925,548			925,710

Net Loss							(1,315,747)	(1,315,747)

Balance, March 31, 2007	524,044	524	3,642,370	3,642	26,975,183	(24,404,302)	(1,756,818)	818,229

On May 6, 2004 the company executed a 60:1 reverse stock split of its common shares. The effect of this split has been retroactively applied to this statement along with a 6,608 share adjustment for transfer agent rounding error.

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative
	Nine Months Ended	Nine Months Ended	July 1, 2002 through
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudted)	(Unaudited)

Cash Flows From Operating Activities
Net Loss	$(1,315,747)	$(187,122)	$(1,756,817)
Adjustments to reconcile to cash from
operating activities:
Depreciation/Amortization	4,177	-	4,177
Changes in Operating Assets & Liabilities:
Accrued Interest Receivable	(30,027)	-	(87,323)
Notes Receivable	(6,000)	-	(436,404)
Other Receivables	(7,788)	-	(7,788)
Investments - Securities	(133,750)	-	(227,750)
Deposits	-	-	(6,400)
Accounts Payable	25,362	136,153	(308,991)
Accrued Interest Payable	(304,486)	50,969	(29,083)
Other Payables	4,561	-	(11,511)

Net Cash Used in Operating Activities	(1,763,698)	-	(2,867,890)

Cash Flows from Investing Activities

Purchase of Other Assets	(202,178)	-	(202,178)

Net Cash Used in Investing Activities	(202,178)	-	(202,178)

Cash Flows from Financing Activities

Issuance of Common Stock	2,624,196	-	3,634,646
Repayment of Notes Payable	(599,120)	-	(505,172)

Net Cash from Financing Activities	2,025,076	-	3,129,474

Net Increase (Decrease) in Cash	59,200	-	59,406

Cash, Beginning of Period	206	-	-

Cash, End of Period	$59,406	$-	$59,406

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

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

Since becoming a Development Stage Company in 2002, the Company has financed its operations primarily through the sale of its securities. The Company has had no sales during the nine months ended March 31, 2007, or the years ended June 30, 2006, 2005, 2004 and 2003. The volume of business was not and not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its prior operations.

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

In April 2006, the Company entered into an agreement to purchase Studio One Entertainment, Inc., a private Scottsdale, Arizona based company that is engaged in the design and manufacturing of a proprietary (patents pending), self contained interactive audio/video recording and conferencing studio designed for installation in shopping malls and other high traffic public areas (the “Studio One Entertainment Agreement”). The Studio One™ Kiosk will enable the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

On April 17, 2007, the Company announced that it had finalized the purchase of Studio One Entertainment, Inc., through an all-stock transaction. The purchase is pursuant to an agreement entered into by the companies dated March 29, 2006. The purchase includes the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of Studio One Entertainment, Inc. The purchase includes all right, title and interest to Studio One Entertainment's proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications. Studio One Entertainment, Inc. will operate as a wholly owned subsidiary of Studio One Media, Inc

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses since inception of $26,161,270. As a result of the conversion of debt to equity by a group of creditors in October 2006, however, the Company no longer has a working capital deficiency. Instead, it has a working capital surplus of $613,678 as of March 31, 2007. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve a sale, merger, or other business combination with another entity acceptable to the board of directors. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining financing, a sale, merger, or other business combination with another entity, and (c) negotiating a settlement of various remaining obligations in order to position the company for a sale, merger, or business combination.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

Note 1: Summary of Significant Accounting Policies -  continued

The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at March 31, 2007, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern.

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

Note 2: Accounts Payable, Accrued Expenses

During July and August of 2001 the Company borrowed $45,000 and issued a 14% convertible debenture for $25,000 due in October 2001 and issued a 12% convertible debenture for $20,000 due in February 2002. Both debentures were in default under the terms of the debenture agreement. The $20,000 debenture, together with all accrued interest thereon, was converted to equity in the quarter ended March 31, 2007. The Company continues to accrue interest on the remaining obligation. The debenture is convertible into 6,000 shares of the Company's common stock at $7.50 per share after given effect for the 1 to 60 share reverse split.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

Note 2: Accounts Payable, Accrued Expenses  -  continued

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

A summary of Accounts Payable and Accrued Expenses Follows:

	3-31-07	3-31-06
Accounts Payable	$75,326	$45,617
Accrued Interest	2,319	290,369
Salaries	0	16,072
Total	$77,645	$352,058

Note 3: Short-Term Borrowings

During July and August of 2001 the Company borrowed $45,000 and issued a 14% convertible debenture for $25,000 due in October 2001 and issued a 12% convertible debenture for $20,000 due in February 2002. Both debentures were in default under the terms of the debenture agreement. The $20,000 debenture, together with all accrued interest thereon, was converted to equity in the quarter ended March 31, 2007. The Company continues to accrue interest on the remaining obligation. The debenture is convertible into 6,000 shares of the Company's common stock at $7.50 per share after given effect for the 1 to 60 share reverse split.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

Note 3: Short-Term Borrowings - continued

On October 13, 2006, the Company entered into another agreement with the debt holder group pursuant to which it issued 137,500 shares of restricted common stock of the Registrant in extinguishment of $579,253 in short term debt and $313,024 in accrued interest. The debt was converted to equity at a per share conversion price of $6.49. This agreement, combined with the write-off of $373,416 in payables in June 2006, reduced the Company’s debt by $1,265,693. The October 13, 2006 agreement between the Company and the debt holder group supersedes the April 30, 2003 agreement and constitutes an accord and satisfaction of all liabilities and obligations owing by the Company to the debt holder group. A copy of the agreement between Studio One and the debt holder group is attached as Exhibit 10.1 to our Form 10-QSB for the period ended September 30, 2006.

A summary of Short Term Borrowings Follows:

	Rates	3-31-07	3-31-06
Investor Group	10%	$0	$493,201
Convertible Debentures	14%	25,000	45,000
Secured Note	12%	0	180,000
Individual		102,348	8,267
Total		$127,348	$726,468

Note 4: Commitments and Contingencies

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2006 was approximately $137,525.

The Company leases certain office facilities pursuant to a one-year lease that commenced February 2006. The lease expense is $6,720 per month. The Company has extended the term of the lease for one additional year to January 31, 2008.

Note 5: Common Stock

As of March 31, 2007, there are outstanding 558,678 non-public warrants and options to purchase the Company's common stock at prices ranging from $2.50 to $9.00 with a weighted average price of $3.56 per share.

As of March 31, 2007, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock (see Note 6).

As of March 31, 2007, there are convertible debentures outstanding that can be converted to 6,000 shares of common Stock (see Note 3).

During the nine months ended March 31, 2007, the Company issued 454,666 shares for $834,500 in cash, 208,552 shares of the Company’s common stock for consulting services rendered to the Company and valued a $730,507, 25,000 shares for investment securities valued at $133,750, and 162,828 shares in conversion of debt in the amount of $925,710.

The total number of shares of the Company's common stock that would have been issued upon conversion of the outstanding warrants, options, preferred stock and loans converted equaled 579,492 shares as of March 31, 2007, and would be in addition to the 3,642,370 shares of common stock outstanding as of March 31, 2007.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

Note 7: Stock Option Plan and Equity Incentive Plan  - continued

As of March 31, 2007, no stock options have been granted under this plan.

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

Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. As of March 31, 2007 and 2006, no options or SAR's have been granted. The Plan has now expired.

On May 17, 2004, the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On May 24, 2004, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of March 31, 2007, the Company has issued all shares covered by the 2004 Stock Incentive Plan adopted by the Company on May 17, 2004.

On October 13, 2006 the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.  A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of March 31, 2007, the Company has issued 47,282 shares covered by the 2006 Stock Incentive Plan adopted by the Company on October 13, 2006, at a total amount of $282,380. As of March 31, 2007, 52,718 remain unissued under this Plan. The value of shares issued pursuant to this Plan are based on the fair value of shares as prescribed by FAS No. 123.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

Note 8: Income Taxes - continued

The tax effects of significant items comprising the Company's net deferred taxes as of March 31, 2007 were as follows:

Deferred tax assets:
Goodwill	$173,000
Net operating loss carry forwards	26,161,270
26,334,270

Net deferred tax asset	9,329,445
Valuation allowance	(9,329,445)

Net deferred tax asset reported	$--

The change in valuation allowance for the nine months ended March 31, 2007 was increased by approximately $1,114,710.

There was no provision for current income taxes for the years ended June 30, 2006 and 2005.

The federal net operating loss carry forwards of approximately $26,161,270 expire in various years through 2026. In addition the Company has state carry forwards of approximately $6,927,000.

The Company has had numerous transactions in its common stock.  Such transactions may have resulted in a change in the Company's ownership, as defined in the Internal Revenue Code Section 382.  Such change may result in an annual limitation on the amount of the Company's taxable income that may be offset with its net operating loss carry forwards.  The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

Note  9.  The Effect of Recent Account Standards - continued

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the nine months ended March 31, 2007 and 2006. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

NINE MONTHS ENDED MARCH 31, 2007 AND 2006

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

In April 2006, the Company entered into an agreement to purchase Studio One Entertainment, Inc., a private Scottsdale, Arizona based company that is engaged in the design and manufacturing of a proprietary (patents pending), self contained interactive audio/video recording and conferencing studio designed for installation in shopping malls and other high traffic public areas (the “Studio One Entertainment Agreement”). The Studio One™ Kiosk will enable the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

On April 17, 2007, the Company announced that it had finalized the purchase of Studio One Entertainment, Inc., through an all-stock transaction. The purchase is pursuant to an agreement entered into by the companies dated March 29, 2006. The purchase includes the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of Studio One Entertainment, Inc. The purchase includes all right, title and interest to Studio One Entertainment's proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications. Studio One Entertainment, Inc. will operate as a wholly owned subsidiary of Studio One Media, Inc

RESULTS OF OPERATIONS

The net loss for the three months ended March 31, 2007, was $437,464 compared with a net loss of $124,903 for the three months ended March 31, 2006. General and administrative expenses increased in the period ended March 31, 2007 by approximately $205,951 compared to the quarter ended March 31, 2006. The increased amount is attributed to activities associated with the Studio One Entertainment Agreement. As a result of this agreement, the Company has leased office space and incurred additional administrative costs. The Company has also proceeded with the development of a new business plan on the premise that it will consummate the acquisition of Studio One Entertainment.

There was no revenue for the three months ended March 31, 2007 and the three months ended March 31, 2006, as the Company ceased all marketing and sales activity during the last quarter of 2002 and has not yet commenced operations relating to a new business plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  - continued

The net loss for the nine months ended March 31, 2007, was $1,315,747 compared with a net loss of $187,122 for the nine months ended March 31, 2006. General and administrative expenses increased in the period ended March 31, 2007 by approximately $908,495 compared to the nine months ended March 31, 2006. The increased amount is attributed to activities associated with the Studio One Entertainment Agreement. As a result of this agreement, the Company has leased office space and incurred additional administrative costs. The Company has also proceeded with the development of a new business plan on the premise that it will consummate the acquisition of Studio One Entertainment.

There was no revenue for the nine months ended March 31, 2007 and the nine months ended March 31, 2006, as the Company ceased all marketing and sales activity during the last quarter of 2002 and has not yet commenced operations relating to a new business plan.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2007, we closed various private placements and issued 454,666 shares of restricted common stock for total of approximately $834,500 in proceeds. We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

In addition, we received approximately $102,000 in short term loans from a shareholder to enable us to continue to investigate the business plan of and to pursue the acquisition of Studio One Entertainment, Inc.

The Company's financial position is precarious. The Company has incurred losses since inception of $26,161,270. As a result of the conversion of debt to equity by a group of creditors in October 2006, however, the Company no longer has a working capital deficiency. Instead, it has a working capital surplus of $613,678 as of March 31, 2007. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve a sale, merger, or other business combination with another entity acceptable to the board of directors. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining financing, a sale, merger, or other business combination with another entity, and (c) negotiating a settlement of various obligations in order to position the company for a sale, merger, or business combination.

The available funds at March 31, 2007, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern. Further, there can be no assurances, that the Company will achieve a sale, merger, or other business combination with another entity or be able to secure additional capital from sources on terms acceptable to the board of directors. The probability of obtaining financing is unknown at this time.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 3,642,370 post-reverse shares of common stock outstanding. In addition, the Company has 524,044 shares of preferred stock issued and outstanding as of March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On May 6, 2004, the Registrant (f/k/a Dimensional Visions Incorporated) filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 3,642,370 post-reverse shares outstanding.

(b)
On April 17, 2007, the Company announced that it had finalized the purchase of Studio One Entertainment, Inc., through an all-stock transaction. The purchase is pursuant to an agreement entered into by the companies dated March 29, 2006. The purchase includes the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of Studio One Entertainment, Inc. The purchase includes all right, title and interest to Studio One Entertainment's proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications. Studio One Entertainment, Inc. will operate as a wholly owned subsidiary of Studio One Media, Inc. The transaction was approved by consent of a majority of the shareholders of Studio One Media, Inc. and Studio One Entertainment, Inc.

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

32.1	Certification of Chief Executive Officer and of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

STUDIO ONE MEDIA, INC.

Date: May 15, 2007	By:	/s/ Preston J. Shea
Preston J. Shea
Financial officer (Principal Executive and Financial Officer)