Form 10KSB
period 2007-06-30
STUDIO ONE MEDIA, INC.
filed 2007-09-28
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2007

or

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No ☐

For the fiscal year ended June 30, 2007, the Company had no revenue.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $24,021,023 million based on the average bid and asked price of such common stock as reported on the NASD Bulletin Board system.  Shares of common stock held by each officer and director and each person, to Registrant’s knowledge, who owns more than 5% or more of the Registrant’s outstanding common stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

As of June 30, 2007, the number of shares of Registrant’s Common Stock outstanding was 11,362,739.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may relate to such matters as  the Company's (and its subsidiaries) business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  All statements herein contained in this Report, other than statements of historical fact, are forward-looking statements.

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," “budget,” “budgeted,” "believe," “will,” "intends," “seeks,” “goals,” "forecast," and similar words and expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control.  We caution our readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in the forward looking statements, including those factors described under "Risk Factors" and elsewhere herein.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.  These risks and uncertainties, many of which are beyond our control, include:

•	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in the rate of growth of our business and acceptance of any products or services;

•	volatility of the stock market, particularly within the technology sector; and

•	general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.  We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

PART  I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

CORPORATE BACKGROUND

Studio One Media, Inc., (the “Company” or “SOMD”) was originally organized in Delaware on May 12, 1988, as Dimensional Visions Group, Ltd.  On March 28, 2006, the Company changed its name to Studio One Media, Inc., pursuant to an agreement the Company entered into to purchase 100% of Studio One Entertainment, Inc., (“SO Entertainment”) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction dated March 29, 2006.  SO Entertainment owns proprietary audio/video recording technology, patent and trademark applications, studio design, methods and related concepts for MyStudio™.  MyStudio™ is a self contained interactive video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studios will enable the public, for a fee, to record their video and voice images in a stand alone, state-of-the-art recording studio and enter their MyStudio™ performances in music, modeling and other talent related contests.  In addition, MyStudio™ can be used to record video resumes, dating profiles and personal messages.  The Company believes MyStudio™ methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

The acquisition of SO Entertainment was completed on April 17, 2007, with the exchange of 7 million shares of the Company’s Common Stock for an equal number of shares of SO Entertainment common stock constituting 100% of the issued and outstanding shares of SO Entertainment.  SO Entertainment operates as a wholly-owned subsidiary.

The Company's office and principal place of business is located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 85260, and its telephone number is (480) 556-9303.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

COMPANY HISTORY

FISCAL YEARS 1988-1994

In 1988, Dimensional Visions Group, Ltd. was incorporated in the State of Delaware and headquartered in Philadelphia, Pennsylvania.  From inception through 1994, the Company was engaged in the development of a three-dimensional lithographic printing process using robotic photographic equipment.  The Company was unable to refine the technology and ceased development operations in 1994.

FISCAL YEARS 1995-1997

In 1995, the Company acquired InfoPak, Inc. of Phoenix, Arizona ("InfoPak").  InfoPak manufactured and marketed a hardware/software package called the "InfoPakSystem".  The system converted databases for use on a palm-top computer manufactured by InfoPak.  From 1995 to 1997, the Company utilized the software development resources of InfoPak to develop the patent-pending software and systematic digital process for its Living Image™ Solutions. InfoPak discontinued operations in 1997.

FISCAL YEARS 1998-2002

In January 1998, a new executive management team was appointed and the Company was restructured including a 1 for 25 reverse stock split, a name change to Dimensional Visions Incorporated (from Dimensional Visions Group, Ltd.) and stock trading symbol change from DVGL to DVUI.  The Company developed a new patented process for printing 3D graphics for products, packaging and marketing communications.  By late 2002, the Company discontinued all operations.

FISCAL YEARS 2003-2007

On September 8, 2003, Mr. Preston J. Shea was elected as a director, President and Secretary of the company to evaluate new opportunities for the Company, such as a sale, merger, or other type of business combination.  On September 9, 2003, all directors except Preston Shea resigned, leaving him as the sole officer and director of the Company.  On May 6, 2004, the Company was restructured and affected a 1 for 60 reverse stock split.  On May 18, 2004, the Company changed its trading symbol from DVUI to DVSO.

On March 29, 2006, the Company entered into an agreement to purchase 100% of Studio One Entertainment, Inc. (“SO Entertainment”) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction.  The acquisition of SO Entertainment was completed on April 17, 2007 with the issuance of 7 million shares of the Company’s Common Stock to the shareholders of SO Entertainment.  SO Entertainment is a Scottsdale, Arizona based company that is engaged in the development of MyStudio™ a self- contained interactive video recording studio designed for installation in shopping malls and other high traffic public areas.  The Company believes MyStudio™ to be a proprietary and unique opportunity in the entertainment and communications industries.  MyStudio™ will enable the public, for a fee, to record their video and voice images in a self contained state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

On March 31, 2006, Barry M. Goldwater, Jr., joined the board, as chairman and Kenneth Pinckard became a director and Vice President.

In the past two years the Company took steps to dramatically reduce its outstanding debt.  In its fiscal year ended June 30, 2006, the Company wrote off $373,416 in uncollectible debt that arose out of the operations that were discontinued in 2002 and earlier.  On October 13, 2006, the Company issued 137,500 shares of restricted common stock to extinguish $874,584 in debt ($579,253 in short term debt and $295,331 in accrued interest) from loans made to the Company (then Dimensional Visions) in 2001. The debt was converted to equity at a per share conversion price of $6.36.  On April 26, 2007, the Company issued 25,328 shares of restricted common stock to extinguish $33,433 in debt ($20,000 in short term debt and $13,433 in accrued interest) from loans made to the Company in 2001.  The net effect of these actions was to reduce the Company’s overall debt by approximately $1.28 million.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

COMPANY OVERVIEW

The recent phenomena of reality shows such as American Idol, Americas Next Top Model and Last Comic Standing has demonstrated that millions of Americans not only believe that they have talent, but they also want an opportunity to showcase their talents, ultimately hoping they might be "discovered."  However, these shows only audition a small fraction of those who want to try out and offer only one contest per year, per show.  Millions of would be artists in music, modeling, acting and comedy are left frustrated and unseen with no mainstream venue to demonstrate their talents.  At the same time, virtually every segment of the entertainment industry is constantly searching for the next meteoric talent.  Studio One's MyStudio™ was created to serve as the nexus between the needs of talent, on the one hand, and the entertainment industry, on the other.

MyStudio™ is a proprietary, self contained, state-of-the-art interactive audio/video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studio will allow the public, for a fee, to step into a state-of-the-art, sound proof recording studio and record a 3 minute video in a private, user friendly environment.  MyStudio™ utilizes state of the art Green screen technology which allows users to choose a background environment in which to appear to record their performance in from an enormous library of visual backgrounds – from a sunny beach to a concert stage and hundreds more.  A DVD is burned for each session onsite and the user’s video, if he or she so elects, will be posted online at the company's website within minutes of their performance.  Users can then enter their performance online from the MyStudio™ website in music, modeling and other talent related contests.  Contests will be sponsored by different entertainment companies every month, so users will have the opportunity to enter numerous contests every year.  In addition, MyStudio™ can be used to record video resumes, dating profiles and personal messages.  MyStudio™ and related concepts have been under development for more than 4 years, at a cost exceeding $5 million.

MyStudio™ has two distinct but complementary components - the website and the recording studios.

MyStudio™ Video Recording Studio Development (2007).

•	In late 2006, a prototype model for audio and video testing was constructed.

•	In May, 2007, American Integration Technologies, LLC ("AIT") of Chandler, Arizona was engaged to build a final manufacturing prototype (less electronic hardware).

•	Final hardware component selection and testing was completed in August, 2007.

•	Fabrication of the manufacturing prototype was completed by AIT in September, 2007.

•	Testing of key operational software began in September, 2007.

The cost of each MyStudio™ including fabrication, assembly and hardware is expected to be approximately $200,000, for the first 50 units.  Manufacturing costs will reduce significantly with volume.  The Company expects to manufacture and install its first 50 units within 60 to 90 days of the closing of a planned $10,000,000 convertible debenture financing.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

COMPANY OVERVIEW - continued

MyStudio™ Website Development.

•	In October 2006, the Company engaged Epsilonium Systems, Inc., to develop its website.

•
The MyStudio™ website incorporates the best features of YouTube, MySpace and Facebook including social networking functionality, daily video postings in a variety of categories, monthly contests and member profile pages.

•	All online related operations including web hosting, data storage, and backup will be outsourced.

The Company plans to launch its website in October, 2007, followed by the installation of MyStudios™ nationally in the coming months.  Each MyStudio™ is expected to generate revenue of $25,000 to $50,000 per month and the Company expects to generate its first revenue in the fourth quarter of 2007 or the first quarter of 2008.

RECENT DEVELOPMENTS IN 2007

•
On September 17, 2007, the Company announced it has retained New York based PR and marketing communications firm, Lexicomm Group to plan and implement the roll out of its website and recording studios.  The Company expects to launch its website in October followed by installation of studios in malls in the coming months.

•
On August 1, 2007, the Company appointed internationally renowned modeling agent (Naomi Campbell, Nicky Hilton) Paul Fisher to the position of Vice President of Marketing of the "modeling division" of Studio One.  Mr. Fisher will be responsible for interacting with modeling agencies to host monthly competitions for users of Studio One's interactive recoding studios.

•
On June 27, 2007, highly acclaimed music video director, Lionel C. Martin, has joined Studio One Media, Inc. as Director of Video Production.  Mr. Martin will oversee the direction and creation of the "virtual video environments" that Studio One will offer users in its interactive high definition audio/video recording studios.  Labeled "The Godfather of Music Videos" by Sean "Diddy" Combs, Lionel has dominated the music video industry for over 20 years. In one year alone, he directed 24 of America's top 50 music videos.

•
On May 17, 2007, Studio One Media, Inc. announced it has contracted with American Integration Technologies, LLC ("AIT") of Chandler, Arizona, to manufacture the first Studio One interactive recording studio. AIT has the capacity to manufacture up to 60 studios per month. American Integration Technologies, LLC is a manufacturer and integrator of precision equipment for several industries, including the semiconductor, industrial, consumer, aerospace and medical industries.  AIT specializes in sophisticated engineering and integration of leading edge systems and equipment, precision sheet metal fabrication, tubular frame welding and machining.  AIT employs more than 250 highly skilled and trained personnel in a state of the art seven building campus comprising more than 130,000 sq. ft.

•
On April 17, 2007, the Company announced that it had finalized the acquisition of Studio One Entertainment, Inc., a private Arizona company, through an all-stock transaction.  The purchase is pursuant to an agreement entered into by the companies dated March 29, 2006.  The purchase includes the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of Studio One Entertainment, Inc.  The purchase includes all right, title and interest to Studio One Entertainment's proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign and domestic and federal trademark applications.

•
On March 15, 2007, Studio One Media, Inc. appointed Emmy award winner, Mr. Matthew Long, Vice President, Production.  Mr. Long has enjoyed an extensive career as a producer, director, editor, director of photography and writer for television, feature film and video productions.  Mr. Long will be responsible for producing and managing the video content for Studio One's interactive studios and related television production.

•
On October 29, 2006, Studio One Media, Inc, entered into a Strategic Alliance and Purchase Agreement with Provision Interactive Technologies, Inc., of Chatsworth, California.  The agreement provides SOMD the right to purchase Provision HoloVisionTM Systems in return for exclusivity in shopping malls and airports internationally.  The patented Provision HoloVisionTM system provides a lifelike three dimensional holographic image from a single video screen source.  Studio One intends to install one or more such systems on its proprietary interactive MyStudio™ video recording Studios for advertising and product identification.

•
On August 22, 2006, Shelly Yakus, Studio One Media, Inc. appointed Shelly Yakus as Vice President, audio engineering. Shelly Yakus is a renowned audio engineer/mixer and recording studio designer.  Shelly has engineered/mixed recordings for some of the world’s best known artists including John Lennon, Stevie Nicks, Alice Cooper, Van Morrison, Tom Petty, Dire Straits, Blue Oyster Cult, Bob Seger, Amy Grant, Don Henley, U2 and Madonna.  Mr. Yakus is responsible for overseeing the final parameters of the acoustical integrity and audio recording/mixing technologies utilized in MyStudios™ proprietary interactive recording studios.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

COMPETITIVE ADVANTAGES

The Company knows of no competitors.  The Company believes that it will be the first to market with a recording studio with its functionality and quality combined with a groundbreaking website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, giving the Company valuable time to gain consumer recognition and a foothold in the market. While the technology surrounding MyStudio™ is cutting edge and unique, the Company believes there are other factors that will separate the Company from competitors.  The Company has embarked on an aggressive intellectual property protection program which it believes will be a significant barrier to market entry to potential competitors.  In addition, the Company employs individuals who have long standing relationships and expertise in various segments of the entertainment and communications industries, which it expects will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for MyStudio™.

TECHNOLOGICAL ADVANTAGES

Studio One’s recording studio is based upon proprietary technology and other intellectual property which is the subject of 17 pending patents and 7 trademark applications (for which we have received 4 Notices of Allowance from the USPTO). The Company believes that its multi-year product development and engineering efforts have resulted in a multitude of technological advantages over any other stand alone video recording studio in operation.  The use of high definition recording, keying and audio processing ensures the finest quality audio and video available today and in the near future.

Color adjustable and dimmable LED lights provide lighting that adjusts for skin tone and the background environment chosen by the user.  Air is circulated and filtered every 90 seconds in the sound proof and sealed studio.  Multiple exterior monitors are used for advertising and studio information and examples of videos.  MyStudio™ is comprised of 9 major components consisting of a floor, ceiling, door, 4 wall pieces and 2 pay stations which are easily transportable and assembled onsite within hours.

FINANCIAL IMPACT

Each studio is expected to generate between $300,000 - $600,000 in revenue annually and the company hopes to have several hundred such machines in operation in 2008.  If the initial launch is successful, the Company expects revenue will continue to escalate in following years as people become more familiar with the product and it becomes available in more locations, including internationally.  There are multiple potential revenue streams for the company in addition to the revenue generated from the studios, including revenues for advertising on its website.

PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION

We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.  We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology.

The Company has embarked on an aggressive intellectual property program including the filing of 17 patent applications and 7 trademark applications (for which we have received 4 Notices of Allowance) with the U.S. Patent and Trademark Office all designed to protect what the Company believes is innovative and proprietary technology and applications derived from the extensive research and development program undertaken by its subsidiary, SO Entertainment.  All persons who were or could be deemed inventors have assigned all rights under these patent applications to SO Entertainment.

Historically, when the Company engages in business transactions involving its technology, it enters into confidentiality agreements with all persons and entities who or which may have access to our technology.  However, no assurance can be given that such agreements, the pending patents, or any patents that may be issued to the Company will prevent third parties from developing similar or competitive technology.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

EMPLOYEES

As of the end of our fiscal year on June 30, 2007, we employed ten full-time employees consisting of three executives, six technical persons and one clerical/administrative person.  We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

FACILITIES

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 5,400 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 75260. The lease was extended for an additional year ending January 31, 2007.  The lease expense is $6,400 per month.

In anticipation of implementation of our business plan, subsequent to the end of our fiscal year, June 30, 2007, we have begun negotiations to lease approximately 10,000 additional square feet of office space, but no lease has yet been signed.

RISK FACTORS

You should carefully consider the risks and other uncertainties described below and other information in this report.  If any of the following risks or uncertainties actually occur, our business, financial condition and operating results, would likely suffer.  Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

Operations and Dependence on Future Developments.

The Company has a history of losses and will likely realize future losses.  MyStudio™ has not yet been implemented in the market and is not presently generating revenues.

Pending the implementation of its business plan, the Company is dependent upon its management, certain shareholders and investors for its fundraising.  The Company expects additional operating losses will occur until revenue is sufficient to offset the level of costs to be incurred for marketing, sales, general and administrative and product and services development.  The Company is subject to all of the risks inherent in establishing a new start-up business enterprise.  Since the Company has no significant operations, there can be no assurance that its business plan, if executed at all, will be successful.  The potential for success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered with the start-up of new businesses and the competitive environment in which the Company will operate.  A prospective investor should be aware that if the Company is not successful in achieving its goals and achieving profitability, any money invested in the Company will likely be lost.  The Company’s management team believes that its potential near-term success depends on the Company’s success in completing product development, manufacturing, marketing and selling its products and services.

We cannot be certain that if we create an executable business strategy that it will be executed at all, or if executed in full or in part that it will be successful.  As an early stage company we will be particularly susceptible to the risks and uncertainties described herein and we will be more likely to incur the expenses associated with addressing them.  Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development.  These risks are particularly severe among companies in new markets, such as those markets in which we expect we will operate.  Accordingly, shareholders will bear the risk of loss of their entire investment in the Company's shares.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

RISK FACTORS - continued

Limited Capital and Need for Additional Financing.

The funds currently available to the Company will be inadequate to implement the business plan of the Company.  Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funding for continued operations and will therefore be dependent upon its ability to raise additional funds through bank borrowing, equity or debt financing, or asset sales.  We expect to need to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth.  There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If the Company cannot obtain needed funds, the Company may be forced to curtail, in whole or in part, or cease its activities altogether.  When additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership in the Company.

The Company requires substantial capital to manufacture its recording studios.  Although the Company intends to engage in subsequent debt and equity offerings of its securities to raise additional working capital for operations and studio manufacturing, the Company has no firm commitments for any additional funding, either debt or equity, at the present time.  Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company's business, financial condition and results of operations.  There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

Lack of Diversification.

The size of the Company makes it unlikely that the Company will be able to commit its funds to diversify the business until it has a proven track record, and the Company may not be able to achieve the same level of diversification as larger entities engaged in this type of business.

Competition.

Many potential competitors have greater name recognition, industry contacts and more extensive customer bases that could be leveraged to accelerate their competitive activity.  Moreover, potential competitors may establish future cooperative relationships among themselves and with third parties to enhance their products and services in this market space in which the Company proposes to operate.  Consequently, competitors or alliances may emerge and rapidly acquire significant market share.  We cannot assure you that we will be able to compete effectively with any competitor should they arise or that the competitive pressures faced by us will not harm our business. Such intense competition will limit our opportunities and have a materially adverse effect on the Company’s profitability or viability.

Performance - Market Acceptance.

The quality of the Company’s products, services, its marketing and sales ability, and the quality and abilities of its personnel are among the operational keys to the Company’s success.  The Company is heavily dependant upon successfully completing its product development, gaining market acceptance and subsequently recruiting and training a successful sales and marketing force.  There can be no assurance that, even if the Company successfully completes its product development initiative, it will be successful in attracting, training or retaining the key personnel required to execute the business plan.  Also, there can be no assurance that the Company can complete development of new technology so that other companies possessing greater resources will not surpass it.  There can be no assurance that the Company can achieve its planned levels of performance.  If the Company is unsuccessful in these areas, it could have a material adverse effect on the Company's business, results of operations, financial condition and forecasted financial results.  The entertainment industry may resist the Company's business plan and refuse to participate in contests and other sponsorship events.  In that case the Company would be forced to fund and sponsor its own contests which would affect operating capital, liquidity and revenues.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

RISK FACTORS - continued

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright and trademark law, patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally.  Studio One Entertainment, Inc., has filed 17 patent applications relating to MyStudio™ and related technologies and processes, and while the Company believes the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued.  If circumstances make it impossible to try to adequately protect our intellectual property that intellectual property could be used by others without our consent and there could be material adverse consequences to the Company.

We have filed 7 trademark applications and have received Notices of Allowance on 4 of those applications.  Effective protection may not be available for our service marks.  Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks.  Our competitors, if any exist, or others may adopt product or service names similar to those used by the Company, thereby impeding our ability to build brand identity and possibly leading to client confusion.  If circumstances make it impossible to adequately protect the name and brand, that result could seriously harm our business.

Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the high technology industry and difficulty in controlling hardware and software.  The laws of other countries may afford us little or no effective protection for our intellectual property.  We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity.  Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business.  There can be no assurance that competitors of the Company, some of which have substantially greater resources, will not obtain patents or other intellectual property protection that will restrict the Company’s ability to make and sell its products.  If the Company were unsuccessful in protection of proprietary and intellectual property rights to the MyStudio™, related business methods, and websites, it could have a material adverse effect on the Company's business, results of operations, financial condition and value, and forecasted financial results.

Economic Downturn.

The Company is susceptible to adverse impacts caused by economic downturns locally and in the markets in which it proposes to operate, as well as broader economic downturns affecting a region, or the particular industry sector in which the Company proposes to operate.  There can be no assurance that the Company will survive any such economic downturn, or if the Company does survive, that it will be capable of executing or furthering, to any meaningful degree, the originally conceived business plan.

Some of Our Markets are Cyclical.

Some of our markets are cyclical, and a decline in any of these markets could have a material adverse effect on our operating performance.   Our business is cyclical and dependent on consumer spending and is therefore impacted by the strength of the economy generally, interest rates, and other factors, including national, regional and local slowdowns in economic activity and job markets, which can result in a general decrease in product demand from professional contractors and specialty distributors.  For example, a slowdown in economic activity that results in less discretionary income for entertainment can have an adverse effect on the demand for some of our products.  In addition, unforeseen events, such as terrorist attacks or armed hostilities, could negatively affect our industry or the industries in which our customers operate, resulting in a material adverse effect on our business, results of operations and financial condition.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

RISK FACTORS - continued

Disaster.

A disaster that disables the Company’s operations will negatively impact the Company’s ability to perform for a period of time.

Dependency on Foreign Components for our Products.

We expect to source components for our products outside the United States, which may present additional risks to our business.  International sourcing of components subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices.  We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations, and cash flows.

Exposure to Product Liability Lawsuits.

Our results of operations may be negatively impacted by product liability lawsuits. While we expect to maintain what we believe to be suitable product liability insurance once we have commenced operations of services with the general public, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities.  A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations, and cash flows.

Dependency on Key Suppliers and Product Availability.

Loss of key suppliers, lack of product availability or loss of delivery sources could delay product development, manufacturing and decrease sales and earnings.  Our ability to manufacture is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply agreements, with our suppliers, these agreements are generally terminable by either party on limited notice.  The loss of, or a substantial decrease in the availability of, products from certain of our suppliers, or the loss of key supplier agreements, could have a material adverse effect on our business, results of operations and financial condition.  In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control.

Dependency on Long Supply Chains.

In some cases we are dependent on long supply chains, which may subject us to interruptions in the supply of many of the products used in the manufacture of My Studio’s™. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products.  Factors such as labor disputes, changes in tariff or import policies, severe weather or terrorist attacks or armed hostilities may disrupt these supply chains.  A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in Cost of Raw Materials.

Our results of operations could be adversely affected by fluctuations in the cost of raw materials. As a manufacturer we are subject to world commodity pricing for some of the raw materials used in the manufacture of our Kiosks.  Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition, and government regulation. Inflationary and other increases in the costs of raw materials have occurred in the past and may recur in the future.  Any significant increase in the cost of raw materials could reduce our profitability and have a material adverse effect on our business, results of operations and financial condition.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

RISK FACTORS - continued

Regulatory Factors.

Our business model includes a component involving the internet.  As such, we are subject to a number of foreign and domestic laws and regulations that effect business on the internet.  We must contend with laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights of others.  Possible future consumer legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities undertaken in connection with our business, the extent of which cannot be predicted.  The exact affect of such legislation cannot be predicted until it is proposed.

Terms of Subsequent Financing.

Terms of subsequent financings may adversely impact your investment.  We will engage in common equity, debt, or preferred stock financings in the future.  Your rights and the value of your investment in the common stock could be reduced. Interest on debt securities could increase costs and negatively impacts operating results.  Shares of our preferred stock may be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital.  The terms of preferred stock could be more advantageous to those investors than to the holders of common stock.  In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment.  Shares of common stock which we sell could be sold into the market, which could adversely affect market price.

Rapid Technological Change.

The industry in which we operate is characterized by rapid technological change that requires us to implement new technologies on an ongoing basis.  Our future will depend upon our ability to successfully implement new technologies in a rapidly changing technological environment.  We will likely require additional capital to develop new technologies to meet changing customer demands.  Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured.  As a result, we cannot assure that we will successfully implement new technologies, that any implementations will be well received by customers, or that we will realize a return on the capital expended to develop such technology.

Effect of Fluctuations in Operations on Price of Common Stock.

Our future operating results may fluctuate and cause the price of our common stock to decline, which could result in substantial losses for investors. Our limited operating history and the lack of an established product make it difficult to predict accurately our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:

•	ability to commercialize MyStudio™;
•	changes in entertainment technology;
•	price and availability of alternative entertainment available to the public;
•	availability and cost of technology and marketing personnel;
•	our ability to establish and maintain key relationships with industry partners;
•	the amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure;
•	general economic conditions and economic conditions specific to the entertainment industry; and
•	the ability to maintain a product margin on sales, given the early stage of our market for our products.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities.  If securities class action litigation were to be brought against us it could result in substantial costs and a diversion of our management’s attention and resources, which could hurt our business.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

RISK FACTORS - continued

Our Common Stock is Subject to Penny Stock Regulations.

Our common stock is subject to regulations of the Securities and Exchange Commission relating to the market for penny stocks.  These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our auditors on our June 30, 2007 financial statements contains a “going concern” qualification.  The report of the independent auditors on our financial statements for the year ended June 30, 2007, includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations, require additional financing, and have not yet brought MyStudio™ to market.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will be able to develop commercially viable products or an effective marketing system.  Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

The Company currently has 11,362,739 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,000,000 shares of common stock pursuant to a Non-Executive Employee Stock Incentive Plan approved by the Board on August 28, 2007, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also has 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock.  In addition, the Company has warrants outstanding that would permit, if exercised, the issuance of 925,847 additional shares of common stock at an average exercise price of $3.59.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s Investment Units will occur.

Future equity transactions, including exercise of options or warrants, could result in dilution. From time to time, we sell restricted stock, warrants, and convertible debt to investors in other private placements.  Because the stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes is at or even lower than market prices.  These transactions cause dilution to existing stockholders.  Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to market.  Exercise of in-the-money options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved but this dilution could be significant.

Restrictions on Transfer - No Public Market for Restricted Shares.

The shares of common stock of the Company are traded on the National Association of Securities Dealers’ (NASD) Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol SOMD.  However, for shares that have been issued and are restricted pursuant to SEC Rule 144 of the Securities Act of 1933 (the “Act”) there is presently no public or private market for such Shares.  Such Shares may only be offered or sold pursuant to registration under or an exemption from the Act and have not been registered under the Act, as amended, or any State securities laws and are being issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

RISK FACTORS - continued

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable.  Although our current revenue model contemplates revenues from MyStudio™ sufficient to break-even within six to nine months, there is no assurance that these revenues will occur.  In addition, we expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; pursue research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

Costs associated with designing, developing, manufacturing, marketing and developing the infrastructure we will need to support our customers will depend upon many factors, including the number of MyStudio™ locations.  Therefore, we cannot now determine the amount by which our expenses will increase as we grow.

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

The Company is not subject to any dispute, claim or lawsuit or threatened lawsuit alleging the violation of intellectual property rights of a third party.  The Company believes MyStudio™ is not in violation of any patents claimed by others. To the extent that the Company is ever alleged to have violated a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives.  Any of these claims, with or without merit, could subject the Company to costly litigation and the diversion of their technical and management personnel.  If the Company incurs costly litigation and its personnel are not effectively deployed, the expenses and losses incurred by them will increase, and their profits, if any, will decrease.

Business Plans and Operational Structure May Change.

We will continually analyze our business plans and internal operations in light of market developments.  As a result of this ongoing analysis, we may decide to make substantial changes in our business plan and organization.  In the future, as we continue our internal analysis and as market conditions and our available capital change, we may decide to make organizational changes and/or alter some or all of our overall business plans.

Reliance on Management.

The Company believes that its present management has the experience and ability to successfully implement its business plan for the foreseeable future.  However, it is likely that the Company will continue to add to its management and therefore will recruit additional persons to key management positions in the future.  Should the Company be unsuccessful in recruiting persons to fill the key positions or in the event any of these individuals should cease to be affiliated with the Company for any reason before qualified replacements can be found, there could be material adverse effects on the Company's business and prospects.  Each new officer, director, and other key personnel, will have an employment agreement with the Company which will contain provisions dealing with confidentiality of trade secrets, ownership of patents, copyrights and other work product, and non-competition.  Nonetheless, there can be no assurance that these personnel will remain employed for the entire duration of the respective terms of such agreements or that any employee will not breach covenants and obligations owed to the Company.

In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company and its subsidiaries.  Investors will only have rights associated with minority ownership interest rights to make decisions that affect the Company.  The success of the Company, to a large extent, will depend on the quality of the directors, officers and senior management of the Company and subsidiaries.

Inability to Attract and Retain Qualified Personnel.

The future success of the Company depends in significant part on its ability to attract and retain key management, technical and marketing personnel.  Competition for highly qualified professional, technical, business development, and management and marketing personnel is intense.  We may experience difficulty in attracting new personnel, may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect.  A shortage in the availability of required personnel could limit the ability of the Company to grow.  We cannot assure you that we will succeed in attracting and retaining the personnel we need to grow.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

RISK FACTORS - continued

Inability to Manage Rapid Growth.

The Company expects to grow very rapidly.  Rapid growth often places considerable operational, managerial and financial strain on a business.  To successfully manage rapid growth, the Company must accurately project its rate of growth and:

•	rapidly improve, upgrade and expand its business infrastructures;
•	deliver its product and services on a timely basis;
•	maintain levels of service expected by clients and customers;
•	maintain appropriate levels of staffing;
•	maintain adequate levels of liquidity; and
•	expand and upgrade its technology, transaction processing systems and network hardware or software or find third parties to provide these services.

Our business will suffer if the Company is unable to successfully manage its growth

Effects of Amortization Charges.

Our losses will be increased, or our earnings, if we have them in the future, will be reduced, by charges associated if the Company issues options.  Subsequent to June 30, 2007, we have adopted a stock incentive plan for the benefit of our directors, officers, employees and consultants.  The total unearned stock-based compensation will be amortized as a stock-based compensation expense in our consolidated financial statements over the vesting period of the applicable options or shares, generally three years in the case of options granted to employees, officers and directors and one year in the case of options granted to non-employee directors, consultants and third parties.  These types of charges may increase in the future.  The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

Dividend Policy

There can be no assurance that the proposed operations of the Company will result in significant revenues or any level of profitability.  We do not anticipate paying cash dividends on our capital stock in the foreseeable future.  We plan to retain all future earnings, if any, to finance our operations and for general corporate purposes.  Any future determination as to the payment of dividends will be at our Board of Directors’ discretion and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board of Directors considers relevant.  No dividends have been declared or paid by the Company, and the Company does not contemplate paying dividends in the foreseeable future.

Conflicts of Interest.

Existing and future officers and directors may have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each may continue to do so.  As a result, certain conflicts of interest may exist between the Company and its officers and/or directors that may not be susceptible to resolution.  All potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company and it is the intention of management to minimize any potential conflicts of interest.

Voting Control.

As a result of the acquisition of SO Entertainment, certain persons, either individually or acting together, are able to elect a majority of Directors or to authorize or defeat any proposal presented to the stockholders for action.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

SELECTED FINANCIAL DATA

Set forth below is selected financial data derived from the Company's Financial Statements, some of which appear elsewhere in this Report.  This data should be read in conjunction with the Financial Statements, included elsewhere in this Report.

	Year Ended June 30, 2007		Year Ended June 30, 2006		Year Ended June 30, 2005		Year Ended June 30, 2004		Year Ended June 30, 2003
Cash		$417,236		$207	$	---	$	---	$	---
Operating Revenue	$	---	$	---	$	---	$	---	$	---
Net Loss		$(5,630,587)		$(107,973)		$(106,677)		$(107,613)		$(118,808)
Net Loss per share of Common Stock		$(0.80)		$(0.08)		$(0.10)		$(0.10)		$(0.11)
Working Capital (deficit)		$259,310		$(496,520)		$(1,322,130)		$(1,264,203)		$(1,178,340)
Total Assets		$1,759,007		$588,306	$	---	$	---	$	---
Total Liabilities		$385,477		$1,078,526		$1,322,130		$1,264,203		$1,178,340
Stockholder’s Equity (deficit)		$1,373,530		$(490,490)		$(1,322,130)		$(1,264,203)		$(1,178,340)

ITEM 2. DESCRIPTION OF PROPERTY.

In January 2006, the Company entered into a one-year lease for approximately 5,400 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 75260.  The lease was extended for an additional year ending January 31, 2007.  The lease expense is $6,400 per month.

ITEM 3. LEGAL PROCEEDINGS.

To the best knowledge of our management, there are no material litigation matters pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 16, 2007, a majority of the shareholders of the Company and a majority of the shareholders of SO Entertainment approved the acquisition of SO Entertainment by the Company.  No further matters were submitted to a vote of our securities holders during the fiscal year ended June 30, 2007.

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

PER SHARE COMMON STOCK BID PRICE BY QUARTER

For the Fiscal Year Ending on June 30, 2007	High	Low
Quarter Ended June 30, 2007	6.80	4.20
Quarter Ended March 31, 2007	6.95	5.44
Quarter Ended December 31, 2006	6.90	3.75
Quarter Ended September 30, 2006	4.05	2.00

For the Fiscal Year Ending on June 30, 2006	High	Low
Quarter Ended June 30, 2006	4.00	0.60
Quarter Ended March 31, 2006	3.00	0.30
Quarter Ended December 31, 2005	4.50	1.45
Quarter Ended September 30, 2005	4.90	1.98

HOLDERS

As of June 30, 2007, the number of stockholders of record according to the Company’s transfer agent, not including beneficial owners whose shares are held by banks, brokers and other nominees, was approximately 325.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,250 stockholders in total.

DIVIDENDS

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, an 8% annual dividend is due and owing. As of June 30, 2007, the Company has not declared dividends on Series A or B preferred stock. The unpaid cumulative dividends totaled approximately $148,075.  See Note 6 of Notes to Financial Statements.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.  - continued

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR FISCAL YEARS 2007 AND 2006

FISCAL YEAR 2007

During fiscal year ended June 30, 2007, the Company accepted subscriptions for 1,001,835 shares of unregistered restricted shares of common stock at an average price per share of $1.90 for a total of $1,899,500 and agreed to issue 847,163 shares pursuant to warrants granted in connection with such placements.  The warrants may be exercised at any time within a two-year period beginning on the date of the respective investments at an average exercise price of $3.19.  In addition, the Company issued 456,752 shares of common stock for consulting, legal and other services valued at $2,224,147 and 162,828 shares to retire $925,710 in debt and associated interest.  On April 17, 2007, the Company issued 7,000,000 shares in exchange for the shares of Studio One Entertainment, Inc., completing its acquisition of 100% of the issued and outstanding shares of SO Entertainment.

FISCAL YEAR 2006

During fiscal year ended June 30, 2006, the Company issued 478,571 unregistered restricted shares of common stock at a price per share of $0.42 for a total of $199,000; 839,227 shares of restricted common stock in purchase of three promissory notes made by SO Entertainment in 2004 and 2005 with total principal of $275,000 and accrued interest receivable of $38,360 for a total of $313,360; 50,000 shares restricted common stock of the Company in purchase of 50,000 shares of SO Entertainment common stock; and 300,000 shares of the Company's common stock to consultants for services rendered valued at $332,200.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 2007 AND 2006

RESULTS OF OPERATIONS

The Company had no operating revenue in either fiscal year 2007 or 2006.

The net loss for the fiscal year ended June 30, 2007, was $5,630,587 compared with a net loss of $107,973 for the fiscal year ended June 30, 2006.  As a result of the intensive research and development program embarked upon at the end of fiscal year 2006, Research & Development costs increased from zero in fiscal year 2006 to $457,670 in fiscal year 2007.  These costs included persons engaged on a contractual basis to develop MyStudio™ and its intellectual components, as well as outside expenses incurred to construct a working prototype and the first production model and the hardware and software necessary to make the studio fully operational.

General and Administrative costs for fiscal year 2007 increased by approximately $4.75 million over fiscal year 2006 which included a one-time charge in fiscal year 2007 in the amount of $2,322,269 for Stock Warrants issued to various investors in connection with equity raises during the year.  This increase is attributable to several events.  First, the active pursuit of the new business concept offered in connection with the then pending acquisition of Studio One Entertainment, Inc., was accompanied by expenses directly associated with the undertaking.  Additional personnel, such as software developers, design engineers, administrative staff and others were hired, increasing expenses substantially.  The largest increases in general and administrative expenses came, however, in the form of outside services secured by the Company without, for the most part, the outlay of cash.  These included: financial advisory services ($1,017,500), legal and professional services ($335,973), and technical and other services ($470,200).  For these services, the Company issued shares of common stock valued, for financial statement purposes, at the average between the high and low prices of the Company’s Common Stock on the date of grant.  In addition, the Company incurred a one-time charge in fiscal year 2007 in the amount of $2,322,269 for Stock Warrants issued to various investors in connection with equity raises during the year.  We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under SFAS 123R, consistent with that used for pro-forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

RESULTS OF OPERATIONS - continued

In contrast to increases in general and administrative expenses, interest expense declined from $67,405 in fiscal year 2006 to $22,844 in fiscal year 2007.  This decline is attributed to the reduction in outstanding short-term debt in the form of extinguishment and conversion as discussed below and elsewhere in this Report.

For the fiscal years 2007 and 2006 the Company did recognize other income of $8,267 and $374,416, respectively, in the form of a gain on the extinguishment of indebtedness barred by the statute of limitations. The extinguishments of these various debts were non-cash transactions and did not result in an inflow of cash to the Company.

By virtue of the conversion of approximately $925,000 in debt to equity, the extinguishment of some $385,000 in indebtedness barred by the statute of limitations, and the infusion of new capital, the Company has improved its liquidity substantially.  At June 30, 2005, the Company had a Working Capital deficit of $1,322,130.  By the end of fiscal year 2007, the Company had a Working Capital surplus of $259,310.

NET OPERATING LOSSES

We have accumulated approximately $30 million of net operating loss carryforwards as of June 30, 2007, which the Company believes may be offset against future taxable income through 2026.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2007 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no revenue collections during the fiscal year ended June 30, 2007.

Subsequent to 2002, when its then operations as Dimensional Visions Incorporated were discontinued, the Company has met its financial needs through debt financing and through the sales and issuances of its securities.  During the fiscal year ended June 30, 2007, the Company has undertaken several sales of non-registered securities in a series of private transactions.  The Company issued 1,001,835 unregistered restricted shares at an average price of $1.90 per share for a total of $1,899,500 and granted warrants to these security holders to acquire an additional 847,163 shares at an average exercise price of $3.19 at any time within two years after the dates of their respective investments.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memoranda.

Based on the Company’s current plans, management has determined that the funds currently available to the Company will be inadequate to implement the business plan of the Company.  In addition, the Company is unable to provide assurance that its planned levels of revenue, costs and expenses will be achieved.  Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funding for continued operations and will therefore be dependent upon its ability to raise additional funds through bank borrowing, equity or debt financing, or asset sales. We expect to need to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth.  There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If the Company cannot obtain needed funds, the Company may be forced to curtail, in whole or in part, or cease its activities altogether.  If additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership in the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

Although the Company intends to engage in a subsequent equity offering of its securities to raise additional working capital for operations, the Company has no firm commitments for any additional funding, either debt or equity,  at the present time.  Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

RECENT ACCOUNTING PRONOUNCEMENTS.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged.  The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements as of and for the fiscal years ended June 30, 2007 and 2006 have been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC.  The aforementioned financial statements are included herein starting with page F-1.

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Studio One Media, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheet of Studio One Media, Inc. as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for June 30, 2007 and 2006 and from Inception July 1, 2002 through June 30, 2007 for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio One Media, Inc. as of June 30, 2006 and the results of its operations and its cash flows June 30, 2007 and 2006 and from Inception July 1, 2002 through June 30, 2007 for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s incurred losses of $30,475,960 and has no revenues as of June 30, 2007 which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 27, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2007	2006

ASSETS

Current Assets
Cash	$417,236	$207
Accrued Interest Receivable	-	57,295
Prepaid Expenses	26,888	-
Notes Receivable-Current	200,663	430,404
Investments - Securities	-	94,000

Total Current Assets	644,787	581,906

Property and Equipment, Net	156,956	-

Total Property and Equipment	156,956	-

Other Assets
Deposits	6,400	6,400
Goodwill	950,864	-

Total Other Assets	957,264	6,400

Total Assets	$1,759,007	$588,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$255,975	$352,058
Notes Payable - Current	129,502	726,468

Total Current Liabilities	385,477	1,078,526

Long-Term Liabilities	-	-

Total Liabilities	385,477	1,078,526

Stockholders' Equity (Deficit)
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 524,044 shares at June 30, 2007
and June 30, 2006, respectively	524	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 11,362,739 and 2,791,324 shares at
June 30, 2007 and June 30, 2006, respectively	11,363	2,792
Additional Paid in Capital	31,837,603	24,351,567
Accumulated Deficit - Pre Development Stage	(24,404,302)	(24,404,302)
Accumulated Deficit - Development Stage	(6,071,658)	(441,071)

Total Stockholders' Equity (Deficit)	1,373,530	(490,490)

Total Liabilities and Stockholders' Equity (Deficit)	$1,759,007	$588,036

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTSOF OPERATIONS

			Cumulative
			July 1, 2002
	Year Ended	Year Ended	through
	June 30, 2007	June 30, 2006	June 30,
			2007

Revenues
Sales	$-	$-	$-
Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses
General and Administrative Expenses	5,158,340	413,984	5,697,424
Research and Development	457,670	-	457,670

Total Operating Expenses	5,616,010	413,984	6,155,094

Loss from Operations	(5,616,010)	(413,984)	(6,155,094)

Other Income (Expense)
Interest Expense	(22,844)	(67,405)	(298,247)
Gain on Extinguishment of Indebtedness	8,267	373,416	381,683

Total Other Income (Expense)	(14,577)	306,011	83,436

Net Loss	$(5,630,587)	$(107,973)	$(6,071,658)

Basic Loss Per Share of Common Stock	$(0.80)	$(0.08)

Weighted Average Number of Shares	7,077,032	1,404,455

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated	Accumulated
						Deficit	Deficit
	Preferred Stock		Common Stock		Paid In	Pre-Development	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity

Balance, June 30, 2002	524,044	$524	1,065,984	$1,066	$23,343,180	$(24,404,302)	$-	$(1,059,532)

Common Shares surrendered
and cancelled	-	-	(36,458)	(36)	36	-	-	-

Net Loss	-	-	-	-	-	-	(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,029,526	1,030	23,343,216	(24,404,302)	(118,808)	(1,178,340)

Common Shares issued
for services	-	-	29,000	29	21,721	-	-	21,750

Net Loss	-	-	-	-	-	-	(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,058,526	1,059	23,364,937	(24,404,302)	(226,421)	(1,264,203)

Common Shares issued
for services	-	-	65,000	65	48,685	-	-	48,750

Net Loss	-	-	-	-	-	-	(106,677)	(106,677)

Balance, June 30, 2005	524,044	524	1,123,526	1,124	23,413,622	(24,404,302)	(333,098)	(1,322,130)

Common Shares issued
for services	-	-	300,000	300	332,200	-	-	332,500

Common Shares issued in
purchase of promissory notes	-	-	839,227	839	313,274	-	-	314,113

Common Shares issued in
purchase of securities	-	-	50,000	50	93,950	-	-	94,000

Common Shares issued for cash			478,571	479	198,521			199,000

Net Loss	-	-	-	-	-	-	(107,973)	(107,973)

Balance, June 30, 2006	524,044	524	2,791,324	2,792	24,351,567	(24,404,302)	(441,071)	(490,490)

Common Shares issued
for services	-	-	456,752	457	2,223,690	-	-	2,224,147

Common Shares issued for cash	-	-	1,001,835	1,002	1,898,498	-	-	1,899,500

Common Shares for assets	-	-	6,950,000	6,950	116,031	-	-	122,981

Fair value of warrants granted	-	-	-	-	2,322,269	-	-	2,322,269

Common Shares issued in
satisfaction of debt	-	-	162,828	162	925,548	-	-	925,710

Net Loss	-	-	-	-	-	-	(5,630,587)	(5,630,587)

Balance, June 30, 2007	524,044	$524	11,362,739	$11,363	$31,837,603	$(24,404,302)	$(6,071,658)	$1,373,530

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
	Year Ended	Year Ended	July 1, 2002 through
	June 30, 2007	June 30, 2006	June 30, 2007

Cash Flows From Operating Activities
Net Loss	$(5,630,587)	$(107,973)	$(6,071,658)
Adjustments to reconcile to cash from
operating activities:
Depreciation	8,968	-	8,968
Common stock issued for services	2,224,147	-	2,245,897
Fair value of warrants granted	2,322,269	-	2,322,269
Changes in Operating Assets & Liabilities:
Accrued Interest Receivable	57,295	(57,295)	-
Notes Receivable	229,741	(430,404)	(200,663)
Prepaid Expenses	(26,888)	-	(26,888)
Investments - Securities	94,000	(94,000)	-
Deposits	-	(6,400)	(6,400)
Accounts Payable	(96,353)	(337,552)	(171,525)

Net Cash Used in Operating Activities	(817,408)	(1,033,624)	(1,900,000)

Cash Flows from Investing Activities

Purchase of Property and Equipment	(165,924)	-	(165,924)
Purchase of Other Assets	(827,883)	-	(827,883)

Net Cash Used in Investing Activities	(993,807)	-	(993,807)

Cash Flows from Financing Activities

Issuance of Common Stock	1,899,500	939,883	2,888,133
Issuance of Notes Payable	328,744	93,948	422,892

Net Cash from Financing Activities	2,228,244	1,033,831	3,311,025

Net Increase (Decrease) in Cash	417,029	207	417,218

Cash, Beginning of Period	207	-	18

Cash, End of Period	$417,236	$207	$417,236

Supplemental Cash Flow Disclosure:

Cash Paid For:
Interest Expense	$-	$67,405	$230,842
Income Taxes	$-	$-	$-

Non Cash Financing Activities:
Common stock issued for assets	$122,981	$-	$122,981

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

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

Since becoming a Development Stage Company in 2002, the Company has financed its operations primarily through the sale of its securities. The Company has had no sales during the year ended June 30, 2007, or the years ended June 30, 2006, 2005, 2004 and 2003. The volume of business was not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its prior operations and was reclassified as a development stage company.

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

On April 17, 2007, the Company announced that it had finalized the purchase of Studio One Entertainment, Inc., (SOEI) through an all-stock transaction. The purchase is pursuant to an agreement entered into by the companies dated March 29, 2006. The purchase includes the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of Studio One Entertainment, Inc.   The purchase includes all right, title and interest to Studio One Entertainment's proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications.  Studio One Entertainment, Inc. will operate as a wholly owned subsidiary of Studio One Media, Inc. Accordingly, the financial statements present on a consolidated basis the operations of SOMD and SOEI.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 1: Summary of Significant Accounting Policies - continued

GOING CONCERN

The Company has incurred losses since inception of $30,475,960 and has no revenues which raises substantial doubt about its ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve revenues from its personal recording studio kiosk business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording kiosks.

The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at June 30, 2007, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern.

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

STOCK-BASED COMPENSATION

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 2: Accounts Payable, Accrued Expenses

During July and August of 2001 the Company borrowed $45,000 and issued a 14% convertible debenture for $25,000 due in October 2001 and issued a 12% convertible debenture for $20,000 due in February 2002. Both debentures were in default under the terms of the debenture agreement. The $20,000 debenture, together with all accrued interest thereon, was converted to equity in the year ended June 30, 2007.  The Company continues to accrue interest on the remaining obligation. The debenture is convertible into 6,000 shares of the Company's common stock at $7.50 per share after given effect for the 1 to 60 share reverse split.

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

On January 29, 2002, an investor group (comprised of Russell H. Ritchie, Dale Riker, Cornerstone Wireless Communications, LLC), as the guarantor on the Company’s secured line of credit with Merrill Lynch, paid off this obligation after the loan was declared in default. The Company continued to accrue interest under this obligation thru October 13, 2006, at which time it was extinguished by the issuance of shares of restricted common stock of the Company.

A summary of Accounts Payable and Accrued Expenses Follows:

	6-30-07	6-30-06
Accounts Payable	$220,090	$45,253
Accrued Interest	35,885	306,805
Salaries	0	0
Total	$255,975	$352,058

Note 3: Short-Term Borrowings

During July and August of 2001 the Company borrowed $45,000 and issued a 14% convertible debenture for $25,000 due in October 2001 and issued a 12% convertible debenture for $20,000 due in February 2002. Both debentures were in default under the terms of the debenture agreement. The $20,000 debenture, together with all accrued interest thereon, was converted to equity in the year ended June 30, 2007.  The Company continues to accrue interest on the remaining obligation. The debenture is convertible into 6,000 shares of the Company's common stock at $7.50 per share after given effect for the 1 to 60 share reverse split.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 3: Short-Term Borrowings - continued

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

A summary of Short Term Borrowings Follows:

	Rates	6-30-07	6-30-06
Investor Group	10%	$0	$493,201
Convertible Debentures	14%	25,000	45,000
Secured Note	12%	0	180,000
Individual		104,502	8,267
Total		$129,502	$726,468

Note 4: Commitments and Contingencies

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2007 was approximately $137,525.

The Company leases certain office facilities pursuant to a one-year lease that commenced February 2006. The lease expense is $6,720 per month. The Company has extended the term of the lease for one additional year to January 31, 2008.

Note 5: Common Stock

As of June 30, 2007, there are outstanding 558,678 non-public warrants and options to purchase the Company's common stock at prices ranging from $2.50 to $9.00 with a weighted average price of $3.56 per share.

As of June 30, 2007, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock (see Note 6).

As of June 30, 2007, there are convertible debentures outstanding that can be converted to 6,000 shares of common Stock (see Note 3).

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 5: Common Stock - continued

During the year ended June 30, 2007, the Company issued 1,001,835 shares for $1,899,500 in cash, 456,752 shares of the Company’s common stock for consulting services rendered to the Company valued at $2,224,146. The Company also issued  6,950,000 shares for its wholly owned subsidiary valued at $116,031, and 162,828 shares in conversion of debt in the amount of $925,548.

The total number of shares of the Company's common stock that would have been issued upon conversion of the outstanding warrants, options, preferred stock and loans converted equaled 579,492 shares as of June 30, 2007, and would be in addition to the 11,362,739 shares of common stock outstanding as of June 30, 2007.

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
JUNE 30, 2007 AND 2006

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

As of June 30, 2007, no stock options have been granted under this plan.

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

Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. As of June 30, 2007 and 2006, no options or SAR's have been granted. The Plan has now expired.

On May 17, 2004, the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On May 24, 2004, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of June 30, 2007, the Company has issued all shares covered by the 2004 Stock Incentive Plan adopted by the Company on May 17, 2004.

On October 13, 2006 the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.  A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of June 30, 2007, the Company has issued 47,282 shares covered by the 2006 Stock Incentive Plan adopted by the Company on October 13, 2006, at a total amount of $282,380. As of June 30, 2007, 52,718 remain unissued under this Plan. The value of shares issued pursuant to this Plan are based on the fair value of shares as prescribed by FAS No. 123R.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 8: Income Taxes

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $22,890,000. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2007 were as follows:

Deferred tax assets:
Goodwill	$332,802
Net operating loss carry forwards	8,011,500
8,344,302

Net deferred tax asset	8,344,302
Valuation allowance	(8,344,302)

Net deferred tax asset reported	$--

The change in valuation allowance for the nine months ended June 30, 2007 was increased by approximately $129,628.

There was no provision for current income taxes for the years ended June 30, 2007 and 2006.

The federal net operating loss carry forwards of approximately $22,890,000 expire in various years through 2027. In addition the Company has state carry forwards of approximately $8,011,000.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note  9.  The Effect of Recent Account Standards - continued

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The auditor for the Company is the firm of Moore & Associates, Chartered, 2675 S. Jones Blvd., Suite 109, Las Vegas, NV 89146, who were engaged on May 18, 2006.

The audit reports of Moore & Associates on the financial statements for the year ended June 30, 2006 contained a separate paragraph stating:  "The Company has incurred losses since inception of $30,475,960 and has no revenues which raises substantial doubt about its ability to continue as a going concern.  The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve revenues from its personal recording studio kiosk business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording kiosks.  The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business.  The available funds at June 30, 2007, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations.  Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern.”

There were no other adverse opinions, disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years, there were no disagreements with Moore & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Moore & Associates, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  The registrant has requested Moore & Associates to furnish it a letter addressed to the Commission stating whether it agrees with the above statements.

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

ITEM 8A. CONTROLS AND PROCEDURES.

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

The Certifying Officers have evaluated the effectiveness of the Company's “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2007 and June 30, 2006, our disclosure controls and procedures were effective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The Certifying Officers based their conclusion on the fact that the Company had suspended operations in 2002 and had not recommenced operations, and that the activities requiring disclosure were de minimis, all of which were the subject of review by the Company’s outside auditors.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the framework of conducting an extensive review of existing documentation and transactions to make that evaluation.  As of June 30, 2007, the Company had a deficiency in internal controls. This deficiency is attributed to the fact that the Company has an inadequate number of persons knowledgeable about US GAAP principles among whom it can segregate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  This control deficiency will be monitored and attention will be given to the matter as the Company begins operations as an active business entity. Management has concluded that this control deficiency constituted a material weakness that continued throughout fiscal year 2007.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name	Age	Position

Preston J. Shea	59	Director, President, CEO, Secretary
Kenneth R. Pinckard	61	Director, Vice President, CFO
Barry M. Goldwater, Jr.	69	Director, Chairman
Shelly Yakus	61	Vice President
Matthew Long	41	Vice President

The directors and officers of wholly owned operating subsidiary, Studio One Entertainment, Inc., are:

Name	Age	Position

Lawrence G. Ryckman	48	Director, President, CEO, Secretary

Preston J. Shea, President, Secretary, and Director was the sole officer and director of the Company from September 2003 to March 2006.  He is licensed as an attorney in the State of Arizona and as a Barrister and Solicitor by the Law Society of Upper Canada in Ontario. From 1999 to present, he has been vice president and general counsel for an international business organization with offices in Canada and the United States and representative offices in Russian, China, Austria and Mexico. From 1990 to 1999, he practiced international immigration law and business law in Ontario, Canada, Detroit, Michigan and Phoenix, Arizona, with an emphasis on the North American Free Trade Agreement. Prior to that, from 1986 to 1990, he was employed by the government of Canada in various positions including Chief of Staff for the Federal Minister of the Environment, Special Assistant to the Federal Minister of International Trade, and as a Senior Investment Advisor in the Los Angeles offices of the Canadian Consulate. Prior to his tenure with the Canadian government, he was actively engaged in various legal and business positions in the private sector.

Kenneth Pinckard is a member of the State Bar of Arizona with extensive experience in startup ventures, investments, corporate acquisitions and mergers, turn-arounds and reorganizations, corporate finance, tax, bankruptcy matters, and commercial real estate development, construction, management and leasing.   Mr. Pinckard holds a B.B.A., Accounting from the University of Texas at Austin and a Juris Doctorate from the University of Houston.

Barry M. Goldwater, Jr., served as a U.S. Congressman for 14 years, representing a district in northern Los Angeles County.  Prior to that he was a stockbroker and partner in the Los Angeles securities firm of Noble Cook, Inc. (now Wedbush Securities) where he developed an institutional customer base and traded securities on all stock exchanges.  While in Congress, he served on a number of committees, including Committee on Science and Technology and the Joint Committee on Energy.  He authored the Privacy Act of 1974.  Since retiring from Congress in 1984, Barry has been actively involved in private business activities and has held a number of responsible positions involving finance and management.  He is presently on the Boards of two companies in addition to Studio One.  Mr. Goldwater holds a degree in Marketing from Arizona State University.

Shelly Yakus is a renowned music producer, audio engineer/mixer and recording studio designer. Shelly has engineered/mixed recordings for some of the world’s best known artists including John Lennon, Stevie Nicks, Alice Cooper, Van Morrison, Tom Petty, Dire Straits, Blue Oyster Cult, Bob Seger, Amy Grant, Don Henley, U2 and Madonna. Known as “Golden Ears,” he is also widely respected for his expertise in recording studio design and acoustics. Mr. Yakus co-designed, equipped and supervised construction of the industry leading A&M music recording studios in Los Angeles and served as vice-president of A&M studios from 1985-1995. He was previously vice President of the Record Plant recording studios in New York and a partner at Tongue and Groove Studios in Philadelphia. The music that Mr. Yakus has engineered, produced or mixed has grossed over a billion dollars in sales and in 1999 he was nominated for induction into the Rock and Roll Hall of Fame. Mr. Yakus’ career and accomplishments are widely covered in publications such as Rolling Stone, Mix Magazine, Audio Engineer and Spin.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.  - continued

Mr. Matthew Long, an Emmy Award winner, has enjoyed an extensive career as a producer, director, editor, director of photography and writer for television, feature film and video productions.  Mr. Long is responsible for producing and managing the video content for Studio One’s interactive studios and related television production.

Larry Ryckman is an award winning entrepreneur and businessman with notable achievements in the Entertainment, High Technology and Sports industries.  Larry previously co-founded and served as president and CEO of entertainment/technology company, QSound, Ltd., which develops proprietary sound technologies for the entertainment, computer, cell phone and video game industries. During his tenure as president, QSound grew from a start-up to a NASDAQ listed, internationally recognized player in the industry and secured over a dozen patents.  Larry completed licensing and joint venture agreements with multi-national corporations such as Polygram, Nintendo, JVC, Coca Cola, and NEC.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant’s equity securities (“Reporting Persons”) to file initial reports of ownership and reports of changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (“SEC”).  Executive officers, directors and beneficial owners of more than 5% of any class of the Registrant’s equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.  - continued

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2007, and certain written representations from executive officers and directors, the Registrant is aware that the Directors and certain officers have inadvertently failed to file a Form 3 at the time of their respective election to the Board.  Except as stated in the preceding sentence, the Company believes that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

CODE OF ETHICS

The Company maintains a Code of Ethics that was filed As Exhibit 14 with its Annual Report on Form 10-KSB for 2004 filed on November 15, 2004.  That code applies to the chief executive, financial and accounting officers, controller and persons performing similar functions.  If the Company amends the code or grants a waiver from the code with respect to the foregoing persons, it will post that amendment or waiver on its website.

AUDIT COMMITTEE

The Company’s Audit Committee consists of Messrs. Pinckard and Shea.  Neither of those members has been designated by the Board or the Audit Committee as an “audit committee financial expert.”  The Board is seeking to fill a board seat with a member that would fulfill that qualification.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation earned by or paid to the Company's Officers for the last two fiscal years.  No officer of the Company earned more than $100,000 in the last three fiscal years.

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payout ($)	All Other Compensation ($)

Preston J. Shea President,	2007	-0-	-0-	-0-	-0-	-0-	-0-	$53,500
Secretary	2006	-0-	-0-	-0-	-0-	-0-	-0-	$ -0-

Kenneth R. Pinckard, Vice	2007	-0-	-0-	-0-	-0-	-0-	-0-	$59,800
President, Treasurer	2006	-0-	-0-	-0-	-0-	-0-	-0-	$ -0-

Shelly Yakus, Vice	2007	-0-	-0-	-0-	-0-	-0-	-0-	$ 6,000
President	2006	-0-	-0-	-0-	-0-	-0-	-0-	$ -0-

Matthew Long, Vice	2007	30,940	-0-	-0-	-0-	-0-	-0-	$ -0-
President	2006	-0-	-0-	-0-	-0-	-0-	-0-	$ -0-

Lawrence E. Meyers, Vice	2007	67,500	-0-	-0-	-0-	-0-	-0-	$ 6,000
President	2006	-0-	-0-	-0-	-0-	-0-	-0-	$ -0-

Lawrence G. Ryckman,	2007	-0-	-0-	-0-	-0-	-0-	-0-	$ 6,000
President of Studio One	2006	-0-	-0-	-0-	-0-	-0-	-0-	$ -0-
Entertainment, Inc.

ITEM 10. EXECUTIVE COMPENSATION.  - continued

EMPLOYMENT AND RELATED AGREEMENTS

The Company has no employment agreements with any of its current management.

EQUITY COMPENSATION PLANS

As of June 30, 2007 our equity compensation plans were as follows:

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

2004 Stock Incentive Plan

On February 28, 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the "2004 Plan").  The purpose of the 2004 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals.  The 2004 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 100,000 shares of the Company's common stock is reserved for issuance under stock options to be issued under the 2004 Plan.  On May 24, 2004, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share.  As of June 30, 2007, the Company has issued all of the shares covered by the 2004 Plan.

2006 Employee Stock Incentive Plan

On October 13, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (the "2006 Plan"). The purpose of the 2006 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals.  The 2006 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 100,000 shares of the Company's common stock is reserved for issuance under stock options to be issued under the 2006 Plan.  On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share.  As of June 30, 2007, the Company has issued 62,718 shares covered by the 2006 Plan.

2007 Non-Executive Employee Stock Option Plan

Subsequent to June 30, 2007, the Board of Directors on August 28, 2007, approved the Non-Executive Employee Stock Option Plan.  The purpose of the Employee Stock Option Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The Employee Stock Option Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,000,000 shares of the Company's common stock is reserved for issuance under stock options to be issued under the Employee Stock Option Plan.  The option exercise price will be 100% of the fair market value of the Company's common stock on the date the option is granted and will be exercisable for a period not to exceed 2 years from the date of grant.  The Employee Stock Option Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2007, concerning shares of the Company’s common stock, the only class of securities that are issued and outstanding, held by (1) each stockholder known to own beneficially more than five percent of the common stock as of June 30, 2007 with the number of outstanding shares at 11,362,739, (2) each of the directors, (3) each of the executive officers, and (4) all of the directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Preston J. Shea 1 Yonge Street, Suite 1801 Toronto, ON M5E 1W7	60,000 Direct (4)	0.52%
Barry M. Goldwater, Jr. 3104 E. Camelback Rd., #274 Phoenix, AZ 85016	50,000 Direct (4)	0.44%
Kenneth R. Pinckard 3104 E. Camelback Rd. #245 Phoenix, AZ 85016	None	0.00%
Lawrence G. Ryckman 13470 N. 85th Place Scottsdale, AZ 85260	5,129,500 Indirect (3)	44.65%
Paul D. Fisher 8956 Wonderland Ave Los Angeles, CA 90046	100,000 Direct	0.87%
Shelly Yakus 1778 Lantana Drive Minden, NV 89423	50,000 Direct	0.44%
Matthew Long 17197 N. 54th Avenue Glendale, AZ 85308	25,000 Direct (5)	0.22%
Andrea Dworshak 20701 N. Scottsdale Rd., #107-235 Scottsdale, AZ 85255	700,000 Indirect (6)	6.09%
Perry D. Logan 420 Saint Andrews Court Las Vegas, NV 89144	1,376,438 Direct	11.98%

Officers and Directors as a group (7 persons)	5,414,500	46.70%

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. - continued

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

(2)
This table is based on 11,362,739 shares of Common Stock outstanding as of June 30, 2007 plus options to purchase 125,000 shares granted to two directors and on officer after the date of this Report.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 90 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	The shares indirectly attributed to Lawrence Ryckman are held by affiliated entities.

(4)	Includes Option to purchase 50,000 shares of Common Shares at $4.09 per share that have been approved by the Board as of the date of filing of this Report.

(5)	Includes Option to purchase 25,000 shares of Common Shares at $4.09 per share that have been approved by the Board as of the date of filing of this Report.

(6)	The shares beneficially owned by Andrea Dworshak are held through Digital Crossings, LLC, an entity in which she is the sole member and manager.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as disclosed below, none of the Company’s present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of the Company’s information and belief, any of its former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

During the year ended June 30, 2006, Lawrence Ryckman, President of Studio One Entertainment, Inc., either directly or through affiliated entities, loaned the Company $93,948; during the year ended June 30, 2007, these same persons loaned an additional $43,400 to the Company.  These funds were advance to further the Research and Development Program of the Company.  During the year ended June 30, 2007, the Company repaid $40,566 of these loans.  At June 30, 2007, the amount owed Mr. Ryckman and his affiliated entities was $96,782.  These loans are demand notes, to be repaid at ten percent interest.

On March 29, 2006, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Studio One Entertainment, Inc., on a one-for-one, stock-for-stock basis.  The purchase of SO Entertainment was consummated on April 16, 2007.  At the date of the original agreement and the date of the exchange, Lawrence Ryckman, Paul Fisher and Digital Crossing owned or controlled directly or indirectly 6,387,500 of the 7 million shares of SO Entertainment exchanged for Common Shares of the Company.

Future Transactions

All future affiliated transactions are expected to be made or entered into on terms that are no less favorable to the Company than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of the Company’s Board of Directors are asked to approve future affiliated transactions. The Company believes that of the transactions described above have been on terms as favorable to it as could have been obtained from unaffiliated third parties as a result of arm’s length negotiations.

Conflicts of Interest

In accordance with the laws applicable to the Company, its directors are required to act honestly and in good faith with a view to the Company’s best interests. In the event that a conflict of interest arises at a meeting of the Board of Directors, a director who has such a conflict is expected to disclose the nature and extent of his interest to those present at the meeting and to abstain from voting for or against the approval of the matter in which he has a conflict.

ITEM 13. EXHIBITS

The following Exhibits are incorporated by reference:

3.1(a)	Articles of Incorporation, dated May 12, 1988
3.1	Certificate of Amendment of Articles of Incorporation of Dimensional Visions Incorporated dated January 16, 2006, attached as Exhibit to Form 10-KSB for FYE 6-30-06.
3.2	Certificate of Amendment of Articles of Incorporation of Elevation Media, Inc., dated March 24, 2006, attached as Exhibit to Form 10-KSB for FYE 6-30-06.
3.2(a)	Bylaws
3.3	Certificate of Amendment of Certificate of Incorporation of Dimensional Visions Incorporated dated January 22, 2004, attached as Exhibit to Form 10-KSB for FYE 6-30-06.
4.1(a)	Certificate of Designation of Series A Convertible Preferred Stock, dated December 12, 1992
4.2(a)	Certificate of Designation of Series B Convertible Preferred Stock, dated December 22, 1993
4.3(a)	Certificate of Designation of Series P Convertible Preferred Stock, dated September 11, 1995
4.4(a)	Certificate of Designation of Series S Convertible Preferred Stock, dated August 28, 1995
4.5(a)	Certificate of Designation of Series C Convertible Preferred Stock, dated November 2, 1995
4.6(a)	Certificate of Designation of Series D and Series E Convertible Preferred Stock dated August 25, 1999
4.7(a)	Form of Warrant Agreement to debt holders, dated January 15, 1998
4.8(a)	Form of Warrant Agreement to debt holders, dated April 8, 1998
4.9(a)	Form of Warrant Agreement to participants in Private Placement dated April 8, 1998
4.10(b)	Pledge Agreement dated January 11, 2001 with Dale Riker and Russ Ritchie
4.11(b)	Investment Agreement dated December 13, 2000, with Swartz Private Equity, LLC
4.12(b)	Merrill Lynch Portfolio Reserve Loan and Collateral Account Agreement, dated January 12, 2002
10.1(a)	1996 Equity Incentive Plan
10.2(a)	1999 Stock Option Plan
10.3(c)	Employment Agreement dated January 1, 2001, with John D. McPhilimy
10.4(c)	Employment Agreement dated July 1, 2001, with Bruce D. Sandig
10.5(d)	Settlement Agreement and Release dated April 30, 2003, between the Company and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC.
14(e)	Dimensional Visions, Inc. Code of Ethics, attached as Exhibit to Form 10-KSB for FYE 6-30-04

The following Exhibits are filed herewith:

4.1	Form of Warrant issued to participants in 2007 Private Placements.
10.1	Stock Purchase Agreement, dated March 29, 2006, between the Studio One Entertainment, Inc. and Dimensional Visions Incorporated.
10.2	Exchange Agreement between Studio One Media, Inc., and Studio One Entertainment, Inc., dated April 16, 2007.
10.3	Accord and Satisfaction, dated October 11, 2006, , between the Company and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC.
21.1	Subsidiaries of the Registrant
23.1	Consent of Moore & Associates, Chartered
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2007 and 2006.

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees (1)	17,000	18,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	17,000	18,000

1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended June 30, 2007 and 2006, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

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

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2007 and 2006.

None of the "audit-related," "tax" and "all other" services in 2007, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

STUDIO ONE MEDIA, INC.

Date: September 28, 2007	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: September 28, 2007	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title: Director, President, Secretary

STUDIO ONE MEDIA, INC.

Date: September 28, 2007	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Accounting Officer