Form 10QSB
period 2007-09-30
STUDIO ONE MEDIA, INC.
filed 2007-11-13
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐             Accelerated filer   ☐             Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒     No   ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

At September 30 2007, the number of shares outstanding of common stock, $0.001 par value, was 11,640,613 shares.

	STUDIO ONE MEDIA, INC.

	INDEX
	PART 1 – FINANCIAL INFORMATION
		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets – September 30, 2007 and June 30, 2007	3

	Statements of Operations - For the three months ended September 30, 2007 and 2007, and cumulative from July 1, 2002 through September 30, 2007	4

	Statements of Stockholders’ Deficiency - For the year ended June 30, 2002, 2003, 2004, 2005, 2006 and 2007 and the three months ended September 30, 2007	5

	Statements of Cash Flows - For the three months ended September 30, 2007 and 2006, and cumulative from July 1, 2002 through September 30, 2007	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

	SIGNATURES	33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2007	2007
	(unaudited)
ASSETS

Current Assets
Cash	$342,778	$417,236
Accrued Interest Receivable	-	-
Prepaid Expenses	38,609	26,888
Notes Receivable-Current	175,664	200,663
Other Current Assets	2,000	-

Total Current Assets	559,051	644,787

Property and Equipment, Net	267,840	156,956

Other Assets
Other Assets	8,038	-
Deposits	6,400	6,400
Goodwill	950,864	950,864

Total Other Assets	965,302	957,264

Total Assets	$1,792,193	$1,759,007

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$187,124	$255,975
Notes Payable - Current	151,732	129,502

Total Current Liabilities	338,856	385,477

Long-Term Liabilities	-	-

Total Liabilities	338,856	385,477

Stockholders' Equity (Deficit)
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 524,044 shares at September 30, 2007
and June 30, 2007, respectively	524	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 11,640,613 and 11,362,739 shares at
September 30, 2007 and June 30, 2007, respectively	11,641	11,363
Additional Paid in Capital	33,254,180	31,837,603
Accumulated Deficit - Pre Development Stage	(24,404,302)	(24,404,302)
Accumulated Deficit - Development Stage	(7,408,706)	(6,071,658)

Total Stockholders' Equity (Deficit)	1,453,337	1,373,530

Total Liabilities and Stockholders' Equity (Deficit)	$1,792,193	$1,759,007

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative
	For the Three Months		July 1, 2002
	Ended September 30,		through
	2007	2006	September 30,
			2007

Revenues
Sales	$-	$-	$-
Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses
General and Administrative Expenses	1,228,568	387,045	6,925,992
Research and Development	107,605	68,915	565,275

Total Operating Expenses	1,336,173	455,960	7,491,267

Loss from Operations	(1,336,173)	(455,960)	(7,491,267)

Other Income (Expense)
Interest Expense	(875)	(16,990)	(299,122)
Interest Income	-	10,082	381,683

Total Other Income (Expense)	(875)	(6,908)	82,561

Net Loss	$(1,337,048)	$(462,868)	$(7,408,706)

Basic Loss Per Share of Common Stock	$(0.12)	$(0.16)

Weighted Average Number of Shares	11,414,714	2,882,255

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

						Accumulated	Accumulated
						Deficit	Deficit
	Preferred Stock		Common Stock		Paid In	Pre-Development	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity

Balance, June 30, 2002	524,044	$524	1,065,984	$1,066	$23,343,180	$(24,404,302)	$-	$(1,059,532)

Common Shares surrendered
and cancelled	-	-	(36,458)	(36)	36	-	-	-

Net Loss	-	-	-	-	-	-	(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,029,526	1,030	23,343,216	(24,404,302)	(118,808)	(1,178,340)

Common Shares issued
for services	-	-	29,000	29	21,721	-	-	21,750

Net Loss	-	-	-	-	-	-	(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,058,526	1,059	23,364,937	(24,404,302)	(226,421)	(1,264,203)

Common Shares issued
for services	-	-	65,000	65	48,685	-	-	48,750

Net Loss	-	-	-	-	-	-	(106,677)	(106,677)

Balance, June 30, 2005	524,044	524	1,123,526	1,124	23,413,622	(24,404,302)	(333,098)	(1,322,130)

Common Shares issued
for services	-	-	300,000	300	332,200	-	-	332,500

Common Shares issued in
purchase of promissory notes	-	-	839,227	839	313,274	-	-	314,113

Common Shares issued in
purchase of securities	-	-	50,000	50	93,950	-	-	94,000

Common Shares issued for cash			478,571	479	198,521			199,000

Net Loss	-	-	-	-	-	-	(107,973)	(107,973)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - continued

Balance, June 30, 2006	524,044	524	2,791,324	2,792	24,351,567	(24,404,302)	(441,071)	(490,490)

Common Shares issued
for services	-	-	456,752	457	2,223,690	-	-	2,224,147

Common Shares issued for cash	-	-	1,001,835	1,002	1,898,498	-	-	1,899,500

Common Shares for assets	-	-	6,950,000	6,950	116,031	-	-	122,981

Fair value of warrants granted	-	-	-	-	2,322,269	-	-	2,322,269

Common Shares issued in
satisfaction of debt	-	-	162,828	162	925,548	-	-	925,710

Net Loss	-	-	-	-	-	-	(5,630,587)	(5,630,587)

Balance, June 30, 2007	524,044	524	11,362,739	11,363	31,837,603	(24,404,302)	(6,071,658)	1,373,530

Common Shares issued
for services	-	-	60,376	60	316,907	-	-	316,967

Common Shares issued for cash	-	-	211,665	212	489,788	-	-	490,000

Common Shares for assets	-	-	5,000	5	24,120	-	-	24,125

Fair value of warrants granted	-	-	-	-	581,735	-	-	581,735

Common Shares issued in
satisfaction of debt	-	-	833	1	4,027	-	-	4,028

Net Loss	-	-	-	-	-	-	(1,337,048)	(1,337,048)

Balance, September 30, 2007	524,044	$524	11,640,613	$11,641	$33,254,180	$(24,404,302)	$(7,408,706)	$1,453,337

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	Three Months Ended	Three Months Ended	July 1, 2002 through
	September 30, 2007	September 30, 2006	September 30, 2007

Cash Flows From Operating Activities
Net Loss	$(1,337,048)	$(462,868)	$(7,408,706)
Adjustments to reconcile to cash from
operating activities:
Depreciation	7,677	1,057	16,645
Common stock issued for services	316,967	-	2,562,864
Fair value of warrants granted	581,735	-	2,904,004
Changes in Operating Assets & Liabilities:
Accrued Interest Receivable	-	(10,082)	-
Notes Receivable	24,999	(6,000)	(175,664)
Prepaid Expenses	(11,721)	-	(38,609)
Other Current Assets	(2,000)	-	(2,000)
Deposits	-	-	(6,400)
Accounts Payable and Accrued Expenses	(68,851)	16,420	(240,376)

Net Cash Used in Operating Activities	(488,242)	(461,473)	(2,388,242)

Cash Flows from Investing Activities

Purchase of Property and Equipment	(94,436)	(10,390)	(260,360)
Purchase of Other Assets	(8,038)	-	(835,921)

Net Cash Used in Investing Activities	(102,474)	(10,390)	(1,096,281)

Cash Flows from Financing Activities

Issuance of Common Stock	490,000	465,436	3,378,133
Issuance of Notes Payable	26,258	43,400	449,150

Net Cash from Financing Activities	516,258	508,836	3,827,283

Net Increase (Decrease) in Cash	(74,458)	36,973	342,760

Cash, Beginning of Period	417,236	206	18

Cash, End of Period	$342,778	$37,179	$342,778

Supplemental Cash Flow Disclosure:

Cash Paid For:
Interest Expense	$875	$16,990	$231,717
Income Taxes	$-	$-	$-

Non Cash Financing Activities:
Common stock issued for assets	$24,125	$-	$147,106
Common stock issued for debt	$4,028	$-	$929,738

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

The Company has had no sales during the three months ended September 30, 2007, or the years ended June 30, 2007, 2006, 2005, 2004 and 2003. The volume of business was not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its prior operations and was reclassified as a development stage company.  Since becoming a Development Stage Company in 2002, the Company has financed its operations primarily through the sale of its securities.

Effective May 6, 2004, the Company's stockholders approved a one-for-sixty Reverse Split of its common stock ("The Reverse Split"). The effect of the Reverse Split has been retroactively reflected as of July 1, 2002 in the financial statements. All references to number of shares issued, conversions to common stock, per share amounts and stock option data have been restated to reflect the effect of the Reverse Split for the period presented.

In March 2006, the Company entered into an agreement to purchase Studio One Entertainment, Inc., a private Scottsdale, Arizona based company that is engaged in the design and manufacturing of a proprietary (patents pending), self contained interactive audio/video recording and conferencing studio designed for installation in shopping malls and other high traffic public areas (the “Studio One Entertainment Agreement”). The Studio One™ Kiosk will enable the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

On April 17, 2007, the Company announced that it had finalized the purchase of Studio One Entertainment, Inc., (SOE) through an all-stock transaction. The purchase is pursuant to an agreement entered into by the companies dated March 29, 2006. The purchase includes the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of Studio One Entertainment, Inc.   The purchase includes all right, title and interest to Studio One Entertainment's proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications.  Studio One Entertainment, Inc. will operate as a wholly owned subsidiary of Studio One Media, Inc.  Accordingly, the financial statements present on a consolidated basis the operations of SOMD and SOE.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying Consolidated Balance Sheet as of September 30, 2007, the Consolidated Statements of Income for the three months ended September 30, 2006 and 2007, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2007 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2007, our results of operations for the three months ended September 30, 2006 and 2007, and our cash flows for the three months ended September 30, 2006 and 2007. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending June 30, 2008.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K filed on September 28, 2007.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

Note 1: Summary of Significant Accounting Policies - continued
GOING CONCERN

The Company has incurred losses since inception of $31,813,008 and has no revenues which raises substantial doubt about its ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve revenues from its personal recording studio kiosk business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording kiosks.

The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at September 30, 2007, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to obtain additional funding it may not be able to continue as a going concern

Further, there can be no assurances, that the Company will obtain additional funding. In the event the Company is not able to obtain additional funding, it may cease its operations and/or seek protection under the bankruptcy laws.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

Note 2: Accounts Payable, Accrued Expenses

During July and August of 2001 the Company borrowed $45,000 and issued a 14% convertible debenture for $25,000 due in October 2001 and issued a 12% convertible debenture for $20,000 due in February 2002. Both debentures were in default under the terms of the debenture agreement. The $20,000 debenture, together with all accrued interest thereon, was converted to equity in the year ended June 30, 2007.  The Company continues to accrue interest on the remaining obligation. The $25,000 debenture is convertible into 6,000 shares of the Company's common stock at $7.50 per share after given effect for the 1 to 60 share reverse split.

During September and October 2001 the Company borrowed $180,000 from Suntine Enterprises, LLC, a limited liability company, and signed a 12% secured note that pledged the assets of the Company as collateral for the loan. The note was originally due on October 2, 2004 along with all unpaid accrued interest. Under the terms of the secured note the obligation was declared in default as a result of its insolvency. The Company continued to accrue interest under this obligation through October 13, 2006, at which time it was extinguished by the issuance of shares of restricted common stock of the Registrant (see Note 3).

On January 29, 2002, an investor group (comprised of Russell H. Ritchie, Dale Riker, Cornerstone Wireless Communications, LLC), as the guarantor on the Company’s secured line of credit with Merrill Lynch, paid off this obligation after the loan was declared in default. The Company continued to accrue interest under this obligation through October 13, 2006, at which time it was extinguished by the issuance of shares of restricted common stock of the Company.

A summary of Accounts Payable and Accrued Expenses Follows:

	6-30-07	9-30-07
Accounts Payable	$220,090	$152,119
Accrued Interest	35,885	21,760
Employment Taxes	0	13,245
Total	$255,975	$187,124

Note 3: Short-Term Borrowings

During July and August of 2001 the Company borrowed $45,000 and issued a 14% convertible debenture for $25,000 due in October 2001 and issued a 12% convertible debenture for $20,000 due in February 2002. Both debentures were in default under the terms of the debenture agreement. The $20,000 debenture, together with all accrued interest thereon, was converted to equity in the year ended June 30, 2007.  The Company continues to accrue interest on the remaining obligation. The $25,000 debenture is convertible into 6,000 shares of the Company's common stock at $7.50 per share after given effect for the 1 to 60 share reverse split.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

On April 30, 2003, the Company entered into a settlement agreement and release with "the debt holder group," which included the investor group representing $399,253 of short term debt, the limited liability company of $180,000 of short term debt and an entity owned by the investor group which made disbursements of approximately $ 53,208 for the benefit of the Company through June 30, 2004, which was included in accounts payable. The agreement called for all of debt holder group liabilities to be paid in full by issuing $50,000 in post reorganization unrestricted Company Common Stock and issuing $200,000 in post reorganization restricted Company Common Stock.

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

On October 13, 2006, the Company entered into another agreement with the debt holder group pursuant to which it issued 137,500 shares of restricted common stock of the Registrant in extinguishment of $579,253 in short term debt and $313,024 in accrued interest. The debt was converted to equity at a per share conversion price of $6.49. This agreement, combined with the write-off of $373,416 in payables in June 2006, reduced the Company’s debt by $1,265,693. The October 13, 2006 agreement between the Company and the debt holder group supersedes the April 30, 2003 agreement and constitutes an accord and satisfaction of all liabilities and obligations owing by the Company to the debt holder group. A copy of the agreement between Studio One and the debt holder group is attached as Exhibit 10.1 to our Form 10-QSB for the period ended December 31, 2006.

A summary of Short Term Borrowings Follows:

	Rates	6-30-07	9-30-07

Investor Group Convertible Debenture	14%	$25,000	$25,000
Secured Note		0	5,000
Individual		104,502	121,732
Total		$129,502	$151,732

Note 4: Commitments and Contingencies

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

Note 4: Commitments and Contingencies - continued

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2007 was approximately $137,525.

The Company leases certain office facilities pursuant to a lease that commenced February 2006. The lease expense is $6,720 per month. The Company has recently extended the term of the lease for four additional months to June 30, 2008.

Note 5: Common Stock

As of September 30, 2007, there are outstanding 1,155,888 non-public warrants and options to purchase the Company's common stock at prices ranging from $2.50 to $9.00 with a weighted average price of $3.54 per share.

As of September 30, 2007, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock (see Note 6).

As of September 30, 2007, there is one convertible debenture outstanding that can be converted to 6,000 shares of common Stock (see Note 3).

During the quarter ended September 30, 2007, the Company issued 211,665 shares for $490,000 in cash, 60,376 shares of the Company’s common stock for consulting services rendered to the Company valued at $316,967. The Company also issued 5,000 shares for assets valued at $24,125, and 833 shares in conversion of debt in the amount of $4,028.

The total number of shares of the Company's common stock that would have been issued upon conversion of the outstanding warrants, options, preferred stock and loans converted equaled 1,176,702 shares as of September 30, 2007, and would be in addition to the 11,640,613 shares of common stock outstanding as of September 30, 2007.

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

The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred") is convertible at the rate of .067 share of common stock for each share of Series B Preferred. Dividends from date of issue are payable on September 30 from retained earnings at the rate of 8% per annum and have not been declared or paid (see Note 4).

The Company's Series C Convertible Preferred Stock ("Series C Preferred") is convertible at a rate of .007 share of common stock per share of Series C Preferred.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

Restricted stock awards entitle the recipient to acquire shares for no cash consideration or for consideration determined by the Compensation Committee. The award may be subject to restrictions, conditions and forfeiture as the Committee may determine. Deferred stock award entitles recipient to receive shares in the future. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. As of September 30, 2007 and 2006, no options or SAR's have been granted. The Plan has now expired.

On November 15, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). This plan was approved by a majority of our stockholders at our January 28, 2000, stockholders' meeting. The purpose of the 1999 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals. The 1999 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company. A maximum of 1,500,000 shares of the Company's common stock are available to be issued under the 1999 Plan. The option exercise price will be 100% of the fair market value of the Company's common stock on the date the option is granted and will be exercisable for a period not to exceed 10 years from the date of grant.  As of September 30, 2007, no stock options have been granted under this plan.

On May 17, 2004, the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On May 24, 2004, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of September 30, 2007, the Company has issued all shares covered by the 2004 Stock Incentive Plan adopted by the Company on May 17, 2004.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

Note 7: Stock Option Plan and Equity Incentive Plan - continued

On October 13, 2006 the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.  A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of September 30, 2007, the Company has issued 88,718 shares covered by the 2006 Stock Incentive Plan adopted by the Company on October 13, 2006, at a total amount of $499,250. As of September 30, 2007, 11,282 remain unissued under this Plan. The value of shares issued pursuant to this Plan are based on the fair value of shares as prescribed by FAS No. 123R.

Note 8: Income Taxes

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $23,328,000. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of September 30, 2007 were as follows:

Deferred tax assets:
Goodwill	$332,802
Net operating loss carry forwards	8,011,500
8,344,302

Net deferred tax asset	8,497,723
Valuation allowance	(8,497,723)

Net deferred tax asset reported	$--

The change in valuation allowance for the three months ended September 30, 2007 was increased by approximately $153,421.

There was no provision for current income taxes for the quarters ended September 30, 2007 and 2006.

The federal net operating loss carry forwards of approximately $23,328,000 expire in various years through 2027. In addition the Company has state carry forwards of approximately $8,603,000.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months ended September 30, 2007 and 2006. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

In addition to historical information, this Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may relate to such matters as  the Company's (and its subsidiaries) business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  All statements herein contained in this Report, other than statements of historical fact, are forward-looking statements.

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

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.  We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

On March 28, 2006, the Company changed its name to Studio One Media, Inc.  On March 29, 2006, the Company entered into an agreement to purchase 100% of Studio One Entertainment, Inc., (“SO Entertainment”) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction.  SO Entertainment owns proprietary audio/video recording technology, patent and trademark applications, studio design, methods and related concepts for MyStudio™.  MyStudio™ is a self contained interactive audio/video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studios will enable the public, for a fee, to record their video and voice images in a stand alone, state-of-the-art recording studio and enter their MyStudio™ performances in music, modeling and other talent related contests.  In addition, MyStudio™ can be used to record video resumes, dating profiles and personal messages.  The Company believes MyStudio™ methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

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

FISCAL YEARS 2003-2007

On September 8, 2003, Preston J. Shea was elected as a director, President and Secretary of the company to evaluate new opportunities for the Company, such as a sale, merger, or other type of business combination.  On September 9, 2003, all directors except Preston Shea resigned, leaving him as the sole officer and director of the Company.  On May 6, 2004, the Company was restructured and affected a 1 for 60 reverse stock split.  On May 18, 2004, the Company changed its trading symbol from DVUI to DVSO.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On March 31, 2006, Barry M. Goldwater, Jr., joined the board, as chairman, and Kenneth Pinckard became a director and Vice President.

In the past two years the Company took steps to dramatically reduce its outstanding debt.  In its fiscal year ended June 30, 2006, the Company wrote off $373,416 in uncollectible debt that arose out of the operations that were discontinued in 2002 and earlier.  On October 13, 2006, the Company issued 137,500 shares of restricted common stock to extinguish $874,584 in debt ($579,253 in short term debt and $295,331 in accrued interest) from loans made to the Company (then Dimensional Visions) in 2001. The debt was converted to equity at a per share conversion price of $6.36.  On April 26, 2007, the Company issued 25,328 shares of restricted common stock to extinguish $33,433 in debt ($20,000 in short term debt and $13,433 in accrued interest) from loans made to the Company in 2001.  The net effect of these actions was to reduce the Company’s overall debt by approximately $1.28 million.  During the Development Stage and in preparation for the launch of its product to the general public, the Company has assiduously avoided taking on additional debt, opting, instead for equity fundings.

MYSTUDIO™ BUSINESS SUMMARY

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

MyStudio™ is a proprietary, self contained, state-of-the-art interactive audio/video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studio will allow the public, for a fee, to step into a state-of-the-art, sound proof recording studio and record a 3 minute video in a private, user friendly, environment.  MyStudio™ utilizes state of the art Green screen technology which allows users to choose a background environment in which to appear to record their performance from an enormous library of visual backgrounds – from a sunny beach to a concert stage and hundreds more.  A DVD is burned for each session onsite and the user’s video, if he or she so elects, will be posted online at the company's website within minutes of their performance.  Users can then enter their performance online from the MyStudio™ website in music, modeling and other talent related contests.  Contests will be sponsored by different entertainment companies every month, so users will have the opportunity to enter numerous contests.   Contests will be sponsored by different entertainment companies every month, so users will have the opportunity to enter numerous contests every year.  In addition, MyStudio™ can be used to record video resumes, dating profiles and personal messages.  MyStudio™ and related concepts have been under development for more than 4 years, at a cost exceeding $5 million.

The cost of each MyStudio™ including fabrication, assembly and hardware is expected to be approximately $200,000, for the first 50 units.  Manufacturing costs will reduce significantly with volume.  The Company expects to manufacture and install its first 50 units within 60 to 90 days of the closing of a planned $10,000,000 convertible debenture financing.

The Company expects to install MyStudios™ nationally in the coming months.  Each MyStudio™ is expected to generate revenue of $25,000 to $50,000 per month and the Company expects to generate its first revenue in the first or second quarter of calendar year 2008.

RECENT DEVELOPMENTS

•
On September 17, 2007, the Company announced it has retained New York based PR and marketing communications firm, Lexicomm Group to plan and implement the roll out of its website and recording studios.

•
On October 31, 2007, the Company released the beta-test version of its website.  The MyStudio™ website incorporates the best features of YouTube, MySpace and Facebook including social networking functionality, daily video postings in a variety of categories, monthly contests and member profile pages.  All online related operations including web hosting, data storage, and backup are outsourced.

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

TECHNOLOGICAL ADVANTAGES

Studio One’s recording studio is based upon proprietary technology and other intellectual property which is the subject of 19 pending foreign and domestic patents and 8 trademark applications (for which we have received 4 Notices of Allowance from the USPTO). The Company believes that its multi-year product development and engineering efforts have resulted in a multitude of technological advantages over any other stand alone video recording studio in operation.  The use of high definition recording, keying and audio processing ensures the finest quality audio and video available today and in the near future.

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

FINANCIAL IMPACT

Each studio is expected to generate $300,000 - $600,000 in revenue annually and the company hopes to have several hundred such machines in operation in 2008.  If the initial launch is successful, the Company expects revenue will continue to escalate in following years as people become more familiar with the product and it becomes available in more locations, including internationally.  There are multiple potential revenue streams for the company in addition to the revenue generated from the studios, including revenues for advertising on its website.

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

The Company has embarked on an aggressive intellectual property program including the filing of 19 pending foreign and domestic patent applications and 8 trademark applications (for which we have received 4 Notices of Allowance) with the U.S. Patent and Trademark Office all designed to protect what the Company believes is innovative and proprietary technology and applications derived from the extensive research and development program undertaken by its subsidiary, SO Entertainment.  All persons who were or could be deemed inventors have assigned all rights under these patent applications to SO Entertainment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

EMPLOYEES

As of September 30, 2007, we employed fifteen full-time employees consisting of three executives, ten technical persons and two clerical/administrative persons.  We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

FACILITIES

Pursuant to a lease dated January, 2006, we currently occupy approximately 5,400 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 75260. The lease was recently extended for an additional four months ending June 30, 2007.  The lease expense is $6,400 per month.

In anticipation of implementation of our business plan, subsequent to the end of our fiscal year, June 30, 2007, we have begun negotiations to lease approximately 10,000 additional square feet of office space, but no lease has yet been signed.

RESULTS OF OPERATIONS

The Company had no operating revenue for the three months ended September 30, 2007 and the three months ended September 30, 2006, as the Company ceased all marketing and sales activity during the last quarter of 2002 and has not yet commenced operations relating to its new business plan.

The net loss for the three months ended September 30, 2007, was $1,337,048 compared with a net loss of $462,868 for the three months ended September 30, 2006.

General and administrative expenses increased in the period ended September 30, 2007 by approximately $841,523 compared to the quarter ended September 30, 2006. The increase in General and Administrative costs is attributable to several events.  First, the Company has continued the active pursuit of the new business concept offered in connection with MyStudio™, resulting in additional expenses directly associated with the undertaking.  Additional personnel, such as software developers, design engineers, administrative staff and others were hired, increasing expenses substantially.  The largest increases in General and Administrative expenses came, however, is attributed to shares and warrants valued at $898,702 issued to various consultants.  For these services, the Company issued shares of common stock valued, for financial statement purposes, at the average between the high and low prices of the Company’s Common Stock on the date of grant.  In addition, the Company incurred a one-time charge in the three months ended September 30, 2007, in the amount of $581,735 for Stock Warrants issued to various investors in connection with equity raises during the year.  We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under SFAS 123R, consistent with that used for pro-forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

As a result of the intensive research and development program embarked upon at the end of fiscal year 2006, Research & Development costs continue to increase, from $68,915 for the three months ended September 30, 2006 to $107,605 for the three months ended September 30, 2007.  These costs included persons engaged on a contractual basis to develop MyStudio™ and its intellectual components, as well as outside expenses incurred to construct a working prototype and the first production model and the hardware and software necessary to make the studio fully operational.  As the Company continues to advance to a launch of MyStudio™ it expects to continue to incur additional research and development costs as well as costs to distribute, install and activate the studios.

In contrast to increases in general and administrative expenses and increases in research and development expenses, Interest expense declined from $16,990 in the three months ended September 30, 2006 to $875 for the three months ended September 30, 2007.  This decline is attributed to the reduction in outstanding short-term debt in the form of extinguishment and conversion as discussed below and elsewhere in this Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NET OPERATING LOSSES

We have accumulated approximately $23,328,000 of net operating loss carryforwards as of September 30, 2007, which the Company believes may be offset against future taxable income through 2027.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended September 30, 2007 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no revenue collections during the three months ended September 30, 2007 or the three months ended September 30, 2006.  The Company has incurred losses since inception of $31,813,008.  As a result of the conversion of debt to equity by a group of creditors in October 2006, however, the Company no longer has a working capital deficiency. Instead, it has a working capital surplus of $259,310 as of September 30, 2007. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations.  Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, and (b) aggressively pursing its plan to launch MyStudio™ in the third or fourth quarter of the current fiscal year.

Subsequent to 2002, when its then operations as Dimensional Visions Incorporated were discontinued, the Company has met its financial needs through debt financing and through the sales and issuances of its securities.  During the three months ended September 30, 2007, we closed various private placements and issued 211,665 shares of restricted common stock for total of approximately $490,000 in proceeds and granted warrants to these security holders to acquire an additional 240,041 shares at an average exercise price of $3.31 at any time within two years after the dates of their respective investments.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sales of the units were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

In addition, during the three months ended September 30, 2007, we received approximately $25,000 in short term loans from a shareholder to enable us to continue our Research & Development program.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Preston Shea, our President, and Kenneth Pinckard, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.  Based upon their evaluations, Mr. Shea and Mr. Pinckard concluded that as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level due.  There were no changes in our internal control over financial reporting that occurred subsequent to the date of this evaluation or during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b)    Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  As we grow, we will continue to create new processes and controls as well as improve our existing environment to increase efficiencies.  Improvements may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.  Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of our management, there are no other material litigation matters pending or threatened against us.

ITEM 1A – RISK FACTORS

Risks Related to Our Business and Industry

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

ITEM 1A – RISK FACTORS - continued

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

New Business Model.

We have a relatively new business model in an emerging and rapidly evolving market.  This makes it difficult to evaluate our future prospects and may increase the risk that we will not continue or be successful.  We will encounter risks and difficulties as a company operating in a new and rapidly evolving market.  We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

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

Competition.

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

ITEM 1A – RISK FACTORS - continued

Nonetheless, many potential competitors have greater name recognition, industry contacts and more extensive customer bases that could be leveraged to accelerate their competitive activity.  Moreover, potential competitors may establish future cooperative relationships among themselves and with third parties to enhance their products and services in this market space in which the Company proposes to operate.  Consequently, competitors or alliances may emerge and rapidly acquire significant market share.  We cannot assure you that we will be able to compete effectively with any competitor should they arise or that the competitive pressures faced by us will not harm our business. Such intense competition will limit our opportunities and have a materially adverse effect on the Company’s profitability or viability.

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

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright, trademark and patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally.  Studio One Entertainment, Inc., has filed 19 patent applications relating to MyStudio™ and related technologies and processes, and while the Company believes the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued.  If circumstances make it impossible to try to adequately protect our intellectual property that intellectual property could be used by others without our consent and there could be material adverse consequences to the Company.   We have filed 8 trademark applications and have received Notices of Allowance on 4 of those applications.  Effective protection may not be available for our service marks.  Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks.  Our competitors, if any exist, or others may adopt product or service names similar to those used by the Company, thereby impeding our ability to build brand identity and possibly leading to client confusion.  If circumstances make it impossible to adequately protect the name and brand, that result could seriously harm our business.

ITEM 1A – RISK FACTORS - continued

Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the high technology industry and difficulty in controlling hardware and software.  The laws of other countries may afford us little or no effective protection for our intellectual property.  We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity.  Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business.  There can be no assurance that competitors of the Company, some of which have substantially greater resources, will not obtain patents or other intellectual property protection that will restrict the Company’s ability to make and sell its products.  If the Company were unsuccessful in protection of proprietary and intellectual property rights to the MyStudio ™, related business methods, and websites, it could have a material adverse effect on the Company's business, results of operations, financial condition and value, and forecasted financial results.

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

ITEM 1A – RISK FACTORS - continued

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

ITEM 1A – RISK FACTORS - continued

Rapid Technological Change.

The industry in which we operate is characterized by rapid technological change that requires us to implement new technologies on an ongoing basis .   Our future will depend upon our ability to successfully implement new technologies in a rapidly changing technological environment.  We will likely require additional capital to develop new technologies to meet changing customer demands.  Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured.  As a result, we cannot assure that we will successfully implement new technologies, that any implementations will be well received by customers, or that we will realize a return on the capital expended to develop such technology.

Reliancey on Bandwidth Providers, Data Centers or Others in Providing Products and Services to Our Users.

We rely on vendors, including data center and bandwidth providers. Any disruption in the network access or services provided by these providers or any failure of these providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over these vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases to facilitate aspects of our data center and connectivity operations including internet traffic management services. We may experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays in connection with these technologies and information services could harm our relationship with users, adversely affect our brand and expose us to liabilities.  Any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

Our systems are also heavily reliant on the availability of electricity.  If we were to experience a major power outage, we would have to rely on back-up generators.  These back-up generators may not operate properly and their fuel supply could be inadequate during a major power outage.  This could result in a disruption of our business.

Our Business Depends on Continued and Unimpeded Access to the Internet by Us and Our Users.

Our products and services depend on the ability of our users to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of products by restricting or prohibiting the use of their infrastructure to support or facilitate third-party offerings, or by charging increased fees to third-parties or their users to provide their offerings. These activities may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and Federal Communications Commission and under legislation being considered by the U.S. Congress. While interference with access to our popular products and services seems unlikely, such carrier interference could result in a loss of existing users and advertisers, increased costs, and impair our ability to attract new users and advertisers, thereby harming our revenue and growth.

Interruption or Failure of Our Information Technology and Communications Systems.

The availability of our products and services depends on the continuing operation of our information technology and communication systems.  Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenues and profits, and damage our brand. Our systems are vulnerable to damage or interruption from natural disasters, floods, fires, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems.  Our data center may also subject to break ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data center could result in lengthy interruptions in our service.

ITEM 1A – RISK FACTORS - continued

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

ITEM 1A – RISK FACTORS - continued

Dilution; Dilutive Effect of Future Transactions.

The Company currently has 11,640,613 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,000,000 shares of common stock pursuant to a Non-Executive Employee Stock Incentive Plan approved by the Board on August 28, 2007, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also has 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock.  In addition, the Company has non-public warrants outstanding that would permit, if exercised, the issuance of 1,155,888 additional shares of common stock at an average exercise price of $3.54.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s Investment Units will occur.

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

ITEM 1A – RISK FACTORS - continued

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

Loss of Services of Key Members of Our Senior Management Team.

Our future success depends in a large part upon the continued services of key members of our senior management team.  These persons are critical to the overall management of Studio One as well as the development of our technology, our culture and our strategic direction.  All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies.  The loss of any of our management or key personnel could seriously harm our business.

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

ITEM 1A – RISK FACTORS - continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 11,640,613 post-reverse shares of common stock outstanding. In addition, the Company has 524,044 shares of preferred stock issued and outstanding as of September 30, 2007.

(b)
During the three months ended September 30, 2007, we closed various private placements and issued 211,665 shares of restricted common stock for total of approximately $490,000 in proceeds and granted warrants to these security holders to acquire an additional 240,041 shares at an average exercise price of $3.31 at any time within two years after the dates of their respective investments.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s research and development program and to manufacture the initial production model of the MyStudio™ interactive recording studio.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  - continued

(c)
During the three months ended September 30, 2007, the Company also issued 60,376 shares of the Company’s common stock for consulting services rendered to the Company valued at $316,967. The Company also issued  5,000 shares for assets valued at $24,125, and 833 shares in conversion of Preferred Stock in the amount of $4,028.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On May 6, 2004, the Registrant (f/k/a Dimensional Visions Incorporated) filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 11,640,613 post-reverse shares outstanding.

(b)
On April 17, 2007, the Company announced that it had finalized the purchase of Studio One Entertainment, Inc., through an all-stock transaction. The purchase is pursuant to an agreement entered into by the companies dated March 29, 2006. The purchase includes the exchange of 7,000,000 restricted common shares of Studio One Media, Inc., for 100% of the issued and outstanding shares of Studio One Entertainment, Inc. The purchase includes all right, title and interest to Studio One Entertainment's proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications. Studio One Entertainment, Inc. will operate as a wholly owned subsidiary of Studio One Media, Inc. The transaction was approved by consent of a majority of the shareholders of Studio One Media, Inc. and Studio One Entertainment, Inc.

(c)	During the three months ended September 3, 2007, no matters were submitted to the shareholders for a vote.

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

Subsequent Events:

On October 31, 2007, the Company released the beta-test version of its website.  The MyStudio™ website incorporates the best features of YouTube, MySpace and Facebook including social networking functionality, daily video postings in a variety of categories, monthly contests and member profile pages.  All online related operations including web hosting, data storage, and backup are outsourced.

The Company has retained New York based PR and marketing communications firm, Lexicomm Group to plan and implement the roll out of its website and recording studios.

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

STUDIO ONE MEDIA, INC.

Date: November 13, 2007	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: November 13, 2007	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title: Director, President, Secretary

STUDIO ONE MEDIA, INC.

Date: November 13, 2007	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Accounting Officer