Form 10QSB
period 2007-12-31
STUDIO ONE MEDIA, INC.
filed 2008-01-25
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

At December 31, 2007, the number of shares outstanding of common stock, $0.001 par value, was 12,388,930 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December31,	June 30,
	2007	2007

	(unaudited)
ASSETS

Current Assets
Cash	$1,113,528	$417,236
Accrued Interest Receivable	45,957	32,535
Prepaid Expenses	1,000	26,888
Notes Receivable-Current	183,798	200,663
Other Current Assets	4,000	-

Total Current Assets	1,348,283	677,322

Property and Equipment, Net	329,236	156,956

Other Assets
Other Assets	254,446	198,490
Deposits	19,630	6,400
Goodwill	719,839	719,839

Total Other Assets	993,915	924,729

Total Assets	$2,671,434	$1,759,007

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$120,982	$255,975
Notes Payable - Current	135,033	129,502

Total Current Liabilities	256,015	385,477

Long-Term Liabilities	-	-

Total Liabilities	256,015	385,477

Stockholders' Equity (Deficit)
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 524,044 shares at December 31, 2007
and June 30, 2006, respectively	524	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 12,388,930 and 11,362,739 shares at
December 31, 2007 and June 30, 2007, respectively	12,389	11,363
Additional Paid in Capital	36,835,577	31,837,603
Accumulated Deficit - Pre Development Stage	(24,404,302)	(24,404,302)
Accumulated Deficit - Development Stage	(10,028,769)	(6,071,658)

Total Stockholders' Equity (Deficit)	2,415,419	1,373,530

Total Liabilities and Stockholders' Equity (Deficit)	$2,671,434	$1,759,007

The accompanying notes are an intregal part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
	For the Three Months		For the Six Months		July 1, 2002
	Ended December 31,		Ended December 31,		through
	2007	2006	2007	2006	December 31,
					2007

Revenues
Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating Expenses
General and Administrative Expenses	2,438,313	350,981	3,666,881	738,026	9,364,305
Research and Development	194,297	70,337	301,902	139,252	759,572

Total Operating Expenses	2,632,610	421,318	3,968,783	877,278	10,123,877

Loss from Operations	(2,632,610)	(421,318)	(3,968,783)	(877,278)	(10,123,877)

Other Income (Expense)
Interest Expense	(875)	(3,678)	(1,750)	(20,668)	(299,997)
Interest Income	13,422	10,082	13,422	20,164	395,105

Total Other Income (Expense)	12,547	6,404	11,672	(504)	95,108

Net Loss	$(2,620,063)	$(414,914)	$(3,957,111)	$(877,782)	$(10,028,769)

Basic Loss Per Share of Common Stock	$(0.22)	$(0.13)	$(0.33)	$(0.29)

Weighted Average Number of Shares	12,014,772	3,236,076	11,875,835	3,068,659

The accompanying notes are an intregal part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFINCIENCY
(unaudited)

						Accumulated	Accumulated
						Deficit	Deficit
	Preferred Stock		Common Stock		Paid In	Pre-Development	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity

Balance, June 30, 2002	524,044	$524	1,065,984	$1,066	$23,343,180	$(24,404,302)	$-	$(1,059,532)

Common Shares surrendered
and cancelled	-	-	(36,458)	(36)	36	-	-	-

Net Loss	-	-	-	-	-	-	(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,029,526	1,030	23,343,216	(24,404,302)	(118,808)	(1,178,340)

Common Shares issued
for services	-	-	29,000	29	21,721	-	-	21,750

Net Loss	-	-	-	-	-	-	(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,058,526	1,059	23,364,937	(24,404,302)	(226,421)	(1,264,203)

Common Shares issued
for services	-	-	65,000	65	48,685	-	-	48,750

Net Loss	-	-	-	-	-	-	(106,677)	(106,677)

Balance, June 30, 2005	524,044	524	1,123,526	1,124	23,413,622	(24,404,302)	(333,098)	(1,322,130)

Common Shares issued
for services	-	-	300,000	300	332,200	-	-	332,500

Common Shares issued in
purchase of promissory notes	-	-	839,227	839	313,274	-	-	314,113

Common Shares issued in
purchase of securities	-	-	50,000	50	93,950	-	-	94,000

Common Shares issued for cash			478,571	479	198,521			199,000

Net Loss	-	-	-	-	-	-	(107,973)	(107,973)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFINCIENCY (unaudited) - continued

Balance, June 30, 2006	524,044	524	2,791,324	2,792	24,351,567	(24,404,302)	(441,071)	(490,490)

Common Shares issued
for services	-	-	456,752	457	2,223,690	-	-	2,224,147

Common Shares issued for cash	-	-	1,001,835	1,002	1,898,498	-	-	1,899,500

Common Shares for assets	-	-	6,950,000	6,950	116,031	-	-	122,981

Fair value of warrants granted	-	-	-	-	2,322,269	-	-	2,322,269

Common Shares issued in
satisfaction of debt	-	-	162,828	162	925,548	-	-	925,710

Net Loss	-	-	-	-	-	-	(5,630,587)	(5,630,587)

Balance, June 30, 2007	524,044	524	11,362,739	11,363	31,837,603	(24,404,302)	(6,071,658)	1,373,530

Common Shares issued
for services	-	-	232,027	232	714,592	-	-	714,824

Common Shares issued for cash	-	-	788,331	788	2,169,212	-	-	2,170,000

Common Shares for assets	-	-	5,000	5	24,120	-	-	24,125

Fair value of warrants granted	-	-	-	-	2,086,023	-	-	2,086,023

Common Shares issued in
satisfaction of debt	-	-	833	1	4,027	-	-	4,028

Net Loss	-	-	-	-	-	-	(3,957,111)	(3,957,111)

Balance, December 31, 2007	524,044	$524	12,388,930	$12,389	$36,835,577	$(24,404,302)	$(10,028,769)	$2,415,419

The accompanying notes are an intregal part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	Six Months Ended	Six Months Ended	July 1, 2002 through
	December 31, 2007	December 31, 2006	December 31, 2007

Cash Flows From Operating Activities
Net Loss	$(3,957,111)	$(877,782)	$(10,028,769)
Adjustments to reconcile to cash from
operating activities:
Depreciation	16,773	2,384	25,741
Common stock issued for services	714,824	-	2,960,721
Fair value of warrants granted	2,086,023	-	4,408,292
Changes in Operating Assets & Liabilities:
Accrued Interest Receivable	(13,422)	(20,164)	(13,422)
Notes Receivable	16,865	(6,000)	(183,798)
Prepaid Expenses	25,888	(1,000)	(1,000)
Other Current Assets	(4,000)	(2,700)	(4,000)
Deposits	(13,230)	-	(19,630)
Accounts Payable and Accrued Expenses	(134,993)	(254,552)	(306,518)

Net Cash Used in Operating Activities	(1,262,383)	(1,159,814)	(3,162,383)

Cash Flows from Investing Activities

Purchase of Property and Equipment	(164,928)	(114,566)	(330,852)
Purchase of Other Assets	(55,956)	-	(883,839)

Net Cash Used in Investing Activities	(220,884)	(114,566)	(1,214,691)

Cash Flows from Financing Activities

Issuance of Common Stock	2,170,000	1,348,243	5,058,133
Issuance of Notes Payable	9,559	43,400	432,451

Net Cash from Financing Activities	2,179,559	1,391,643	5,490,584

Net Increase (Decrease) in Cash	696,292	117,263	1,113,510

Cash, Beginning of Period	417,236	206	18

Cash, End of Period	$1,113,528	$117,469	$1,113,528

Supplemental Cash Flow Disclosure:

Cash Paid For:
Interest Expense	$1,750	$20,668	$232,592
Income Taxes	$-	$-	$-

Non Cash Financing Activities:
Common stock issued for assets	$24,125	$-	$147,106
Common stock issued for debt	$4,028	$-	$929,738

The accompanying notes are an intregal part of these financial statements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

The Company has had no sales during the six months ended December 31, 2007, or the years ended June 30, 2007, 2006, 2005, 2004 and 2003. The volume of business was not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its prior operations and was reclassified as a development stage company.  Since becoming a Development Stage Company in 2002, the Company has financed its operations primarily through the sale of its securities.

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

In March 2006, the Company entered into an agreement to purchase Studio One Entertainment, Inc., a private Scottsdale, Arizona based company that is engaged in the design and manufacturing of a proprietary (patents pending), self contained interactive audio/video recording and conferencing studio designed for installation in shopping malls and other high traffic public areas (the “Studio One Entertainment Agreement”). The Studio One™ studio will enable the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

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

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying Consolidated Balance Sheet as of December 31, 2007, the Consolidated Statements of Income for the three months and six months ended December 31, 2006 and 2007, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and 2007 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of December 31, 2007, our results of operations for the three months and six months ended December 31, 2006 and 2007, and our cash flows for the three months and six months ended December 31, 2006 and 2007. The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the year ending June 30, 2008.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K filed on September 28, 2007.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 1: Summary of Significant Accounting Policies - continued

GOING CONCERN

The Company has incurred losses since inception of $34,433,071 and has no revenues which raises substantial doubt about its ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve revenues from its personal recording studio business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording studios.

The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at December 31, 2007, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to merge with or acquire another operating entity or other business combination it may not be able to continue as a going concern.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Note 2: Accounts Payable, Accrued Expenses

A summary of Accounts Payable and Accrued Expenses Follows:

	6-30-07	12-31-07

Accrued Payable	$220,090	$98,347
Accrued Interest	35,885	22,635
Employment Taxes	0	0
Total	$255,975	$120,982

Note 3: Short-Term Borrowings

A summary of Short Term Borrowings Follows:

	Rates	6-30-07	12-31-07

Investor Group	10%	$0	$0
Convertible Debentures	14%	25,000	25,000
Secured Note	12%	0	0
Individual		104,502	110,033
		$129,502	$135,033

Note 4: Commitments and Contingencies

The Company is not subject to any pending legal proceedings and, to the best of our management’s knowledge, no legal proceedings are threatened against the Company.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2007 were approximately $148,075.  Upon conversion, no adjustments are required to be made for dividends in arrears.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 4: Commitments and Contingencies - continued

The Company leases certain office facilities pursuant to a one-year lease that commenced February 2006. The lease expense is $6,720 per month. The Company has extended the term of the lease to June 30, 2008.   In addition, the Company has entered into an agreement to occupy approximately 9,147 square feet of office space in Scottsdale, Arizona.  The Lease Agreement provides for a term of 5 years, with an option to renew for an additional 5 years.  The initial rent is $9,147 per month.  The office space is situated on two floors and will serve as the corporate headquarter for the Company.  In addition, the facilities will also house the Company’s network operations center, video production facilities and showroom.  The Company expects to complete tenant improvements at a cost estimated to be approximately $300,000 during the second quarter of calendar year 2008.

Note 5: Common Stock

As of December 31, 2007, there are outstanding 1,894,221 non-public warrants and options to purchase the Company's common stock at prices ranging from $2.50 to $7.50 with a weighted average price of $3.66 per share.

As of December 31, 2007, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock (see Note 6).

As of December 31, 2007, there are convertible debentures outstanding that can be converted to 6,000 shares of common Stock (see Note 3).

During the six months ended December 31, 2007, the Company issued 788,331 shares for $2,170,000 in cash, 232,027 shares of the Company’s common stock for consulting services rendered to the Company valued at $714,824. The Company also issued 5,000 shares for assets valued at $24,125, and 833 shares in conversion of debt in the amount of $4,028.

The total number of shares of the Company's common stock that would have been issued upon exercise of the outstanding warrants and options, and conversion of preferred stock and loans equaled 1,915,035 shares as of December 31, 2007, and would be in addition to the 12,388,930 shares of common stock outstanding as of December 31, 2007.

Note 6: Preferred Stock

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, The Company presently has 524,044 shares of Preferred Stock outstanding, all of which were issued prior to June 30, 2002.  The  following are issued and outstanding:

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

The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred") is convertible at the rate of .067 share of common stock for each share of Series B Preferred. Dividends from date of issue are payable on December 31 from retained earnings at the rate of 8% per annum and have not been declared or paid (see Note 4).

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 6: Preferred Stock - continued

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

Note 7: Stock Option Plan and Equity Incentive Plan

The Company on June 13, 1996 adopted the 1996 Equity Incentive Plan (the "Plan") covering 10,000,000 shares of the Company's common stock $.001 par value, pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive, as well as non-qualified stock options, SAR's, and Restricted Stock and Deferred Stock. Since inception of this plan in 1996 through June 30, 2000, 5,102,978 shares of common stock have been issued. As of December 31, 2007 and 2006, no options or SAR's have been granted. The Plan has now expired.

On November 15, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). This plan was approved by a majority of our stockholders at our January 28, 2000, stockholders' meeting. The purpose of the 1999 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals. The 1999 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company. A maximum of 1,500,000 shares of the Company's common stock are available to be issued under the 1999 Plan. The option exercise price will be 100% of the fair market value of the Company's common stock on the date the option is granted and will be exercisable for a period not to exceed 10 years from the date of grant.  As of December 31, 2007, no stock options have been granted under this plan.

On October 13, 2006 the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.  A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of December 31, 2007, the Company has issued 88,718 shares covered by the 2006 Stock Incentive Plan adopted by the Company on October 13, 2006, at a total amount of $499,250. As of December 31, 2007, 11,282 remain unissued under this Plan. The value of shares issued pursuant to this Plan are based on the fair value of shares as prescribed by FAS No. 123R.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 8: Income Taxes

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $24,525,000. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2007 were as follows:

Deferred tax assets:
Goodwill	$321,415
Net operating loss carry forwards	8,583,750
$8,905,165

Net deferred tax asset	$8,905,165
Valuation allowance	(8,905,165)

Net deferred tax asset reported	$--

The change in valuation allowance for the six months ended December 31, 2007 was increased by approximately $407,442.

There was no provision for current income taxes for the six months ended December 31, 2007 and 2006.

The federal net operating loss carry forwards of approximately $24,525,000 expire in various years through 2027. In addition the Company has state carry forwards of approximately $8,603,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the six months ended December 31, 2007 and 2006. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

OVERVIEW - continued

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

FISCAL YEARS 2003-2008

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

COMPANY HISTORY - continued

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

MyStudio™ is a proprietary, self contained, state-of-the-art interactive, high definition, audio/video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studio will allow the public, for a fee, to step into a state-of-the-art, sound proof recording studio and record a 3 minute video in a private, user friendly, environment.  MyStudio™ utilizes state of the art Green screen technology which allows users to choose a background environment in which to appear to record their performance from an enormous library of visual backgrounds – from a sunny beach to a concert stage and hundreds more.  A DVD is burned for each session onsite and the user’s video, if he or she so elects, will be posted online at the company's website within minutes of their performance.  Users can then enter their performance online from the MyStudio™ website in music, modeling and other talent related contests.  Contests will be sponsored by different entertainment companies every month, so users will have the opportunity to enter numerous contests.   Contests will be sponsored by different entertainment companies every month, so users will have the opportunity to enter numerous contests every year.  In addition, MyStudio™ can be used to record video resumes, dating profiles and personal messages.  MyStudio™ and related concepts have been under development for more than 4 years, at a cost exceeding $6 million.

The cost of each MyStudio™ including fabrication, assembly and hardware is expected to be approximately $200,000, for the first 50 units.  Manufacturing costs will reduce significantly with volume.  The Company expects to manufacture and install its first units within 60 to 90 days of the closing of a planned $10,000,000 financing.

The Company expects to install MyStudios™ nationally in the coming months.  Each MyStudio™ is expected to generate revenue of $25,000 to $50,000 per month and the Company expects to generate its first revenue in the second quarter of calendar year 2008.

RECENT DEVELOPMENTS

•
On October 31, 2007, the Company launched a beta test version of its website, mystudio.net, which includes hundreds of musical and other video performances.  The Company expects to complete beta testing and introduce the finalized website to the general public in February 2008.

•
On December 4, 2007, the Company announced that it had entered into a Lease Agreement to occupy approximately 9,147 square feet of office space in Scottsdale, Arizona.  The Lease Agreement provides for a term of 5 years, with an option to renew for an additional 5 years.  The initial rent is $9,147 per month.  The office space is situated on two floors and will serve as the corporate headquarter for the Company.  In addition, the facilities will also house the Company’s network operations center, video production facilities and showroom.  The Company expects to complete tenant improvements at a cost of approximately $300,000 during the second quarter of calendar year 2008.  The Company presently occupies approximately 5,40 square feet of space under a lease that terminates June 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RECENT DEVELOPMENTS - continued

•
On December 5, 2007, the Company announced that its company information is now available via Standard & Poor's Market Access Program, an information distribution service that enables subscribing publicly traded companies to have their company information disseminated to users of Standard & Poor's Advisor Insight.  The company information to be made available through this program includes share price, volume, dividends, shares outstanding, company financial position, and earnings.  Standard & Poor's Advisor Insight is an Internet-based research engine used by more than 100,000 investment advisors.  A public version of the site is available at www.advisorinsight.com.   In addition, information about companies in Standard & Poor's Market Access Program will also be available via S&P's Stock Guide database, which is distributed electronically to virtually all major quote vendors.  As part of the program, a full description of Studio One Media, Inc. has been published in the Daily News section of Standard Corporation Records, a recognized securities manual for secondary trading in approximately 38 states under the Blue Sky Laws.

COMPETITIVE ADVANTAGES

The Company knows of no direct competitors.  The Company believes that it will be the first to market with a recording studio with its functionality and quality combined with a groundbreaking website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, giving the Company valuable time to gain consumer recognition and a foothold in the market. While the technology surrounding MyStudio™ is cutting edge and unique, the Company believes there are other factors that will separate the Company from competitors.  The Company has embarked on an aggressive intellectual property protection program which it believes will be a significant barrier to market entry to potential competitors.  In addition, the Company employs individuals who have long standing relationships and expertise in various segments of the entertainment and communications industries, which it expects will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for MyStudio™.

TECHNOLOGICAL ADVANTAGES

Studio One’s recording studio is based upon proprietary technology and other intellectual property which, in part, is the subject of 19 pending foreign and domestic patents and 8 trademark applications (for which we have received 4 Notices of Allowance from the USPTO). The Company believes that its multi-year product development and engineering efforts have resulted in a multitude of technological advantages over any other stand alone video recording studio in operation.  The use of high definition recording, keying and audio processing ensures the finest quality audio and video available today and in the near future.

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

PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION - continued

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

EMPLOYEES

As of December 31, 2007, we employed sixteen full-time and two part-time employees and consultants consisting of four executives, eleven technical persons and three clerical/administrative persons.  We expect to seek additional employees in the next year to handle anticipated potential growth.

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

In anticipation of implementation of our business plan, on December 4, 2007, the Company entered into a Lease Agreement to occupy approximately 9,147 square feet of office space in Scottsdale, Arizona.  The Lease Agreement provides for a term of 5 years, with an option to renew for an additional 5 years.  The initial rent is $9,147 per month.  The office space is situated on two floors and will serve as the corporate headquarter for the Company.  In addition, the facilities will also house the Company’s network operations center, video production facilities and showroom.  The Company expects to complete tenant improvements at a cost estimated to be approximately $300,000 during the second quarter of calendar year 2008.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007

The Company had no operating revenue for the three months ended December 31, 2007 and the three months ended December 31, 2006, as the Company ceased all marketing and sales activity during the last quarter of 2002 and has not yet commenced operations relating to its new business plan.

The net loss for the three months ended December 31, 2007, was $2,620,063 compared with a net loss of $414,914 for the three months ended December 31, 2006.

General and administrative expenses increased in the three-month period ended December 31, 2007 by approximately $2,087,332 compared to the quarter ended December 31, 2006. The increase in General and Administrative costs is attributable to several events.  First, the Company has continued the active pursuit of the new business concept offered in connection with MyStudio™, resulting in additional expenses directly associated with the undertaking.  Additional personnel, such as software developers, design engineers, administrative staff and others were hired, increasing expenses substantially.  The largest increases in General and Administrative expenses, however, are non-cash expenses attributed to shares and warrants valued at $1,902,146 issued to various employees, consultants and to investors in connection with equity raises during the period.  We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under SFAS 123R, consistent with that used for pro-forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

As a result of the intensive research and development program embarked upon at the end of fiscal year 2006, Research & Development costs continue to increase, from $70,337 for the three months ended December 31, 2006 to $194,297 for the three months ended December 31, 2007.  These costs included persons engaged on a contractual basis to develop MyStudio™ and its intellectual components, as well as outside expenses incurred to construct a working prototype and the first production model and the hardware and software necessary to make the studio fully operational.  As the Company continues to advance to a launch of MyStudio™ it expects to continue to incur additional research and development costs as well as costs to distribute, install and activate the studios.

In contrast to increases in general and administrative expenses and increases in research and development expenses, Interest expense declined from $3,678 in the three months ended December 31, 2006 to $875 for the three months ended December 31, 2007.  This decline is attributed to the reduction in outstanding short-term debt in the form of extinguishment and conversion as discussed below and elsewhere in this Report.

Six Months Ended December 31, 2007

The Company had no operating revenue for the six months ended December 31, 2007 and the six months ended December 31, 2006, as the Company ceased all marketing and sales activity during the last quarter of 2002 and has not yet commenced operations relating to its new business plan.

The net loss for the six months ended December 31, 2007, was $3,957,111 compared with a net loss of $877,782 for the six months ended December 31, 2006.

General and administrative expenses increased in the six-month period ended December 31, 2007 by approximately $2,928,855 compared to the half year ended December 31, 2006. The increase in General and Administrative costs is attributable to several events.  First, the Company has continued the active pursuit of the new business concept offered in connection with MyStudio™, resulting in additional expenses directly associated with the undertaking.  Additional personnel, such as software developers, design engineers, administrative staff and others were hired, increasing expenses substantially.   The largest increases in General and Administrative expenses, however, are non-cash expenses attributed to shares and warrants valued at $2,780,847 issued to various employees, consultants and to investors in connection with equity raises during the period.  We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under SFAS 123R, consistent with that used for pro-forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation .

As a result of the intensive research and development program embarked upon at the end of fiscal year 2006, Research & Development costs continue to increase, from $139,252 for the six months ended December 31, 2006 to $301,902 for the six months ended December 31, 2007.  These costs included persons engaged on a contractual basis to develop MyStudio™ and its intellectual components, as well as outside expenses incurred to construct a working prototype and the first production model and the hardware and software necessary to make the studio fully operational.  As the Company continues to advance to a launch of MyStudio™ it expects to continue to incur additional research and development costs as well as costs to distribute, install and activate the studios.

In contrast to increases in general and administrative expenses and increases in research and development expenses, Interest expense declined from $20,668 in the six months ended December 31, 2006 to $1,750 for the six months ended December 31, 2007.  This decline is attributed to the reduction in outstanding short-term debt in the form of extinguishment and conversion as discussed below and elsewhere in this Report.

NET OPERATING LOSSES

We have accumulated approximately $24,525,000 of net operating loss carryforwards as of December 31, 2007, which the Company believes may be offset against future taxable income through 2027.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2007 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

The Company had no revenue collections during the six months ended December 31, 2007 or the six months ended December 31, 2006.  The Company has incurred losses since inception of $34,433,071.  As a result of the conversion of debt to equity by a group of creditors in October 2006 and the infusion of additional capital investment, however, the Company no longer has a working capital deficiency.  Instead, it has a working capital surplus of $1,092,268 as of December 31, 2007. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations.  Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, and (b) aggressively pursing its plan to launch MyStudio™ in the third or fourth quarter of the current fiscal year.

Subsequent to 2002, when its then operations as Dimensional Visions Incorporated were discontinued, the Company has met its financial needs through debt financing and through the sales and issuances of its securities.  During the six months ended December 31, 2007, we closed various private placements and issued 788,331 shares of restricted common stock for total of approximately $2,170,000 in proceeds and granted warrants to these security holders to acquire an additional 1,562,023 shares at an average exercise price of $3.76 at any time within two years after the dates of their respective investments.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sales of the units were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

In addition, during the six months ended December 31, 2007, we received approximately $25,000 in short term loans from an affiliated shareholder to enable us to continue our Research & Development program.

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

Although the Company intends to engage in a subsequent equity offering of its securities to raise additional working capital for operations and studio manufacturing, the Company has no firm commitments for any additional funding, either debt or equity,  at the present time.  Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

ITEM 3. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Preston Shea, our President, and Kenneth Pinckard, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.  Based upon their evaluations, Mr. Shea and Mr. Pinckard concluded that as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level due.  There were no changes in our internal control over financial reporting that occurred subsequent to the date of this evaluation or during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3. CONTROLS AND PROCEDURES - continued

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not subject to any pending legal proceedings and, to the best of our managements knowledge, no legal proceedings are threatened against the Company.

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

ITEM 1A – RISK FACTORS - continued

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

Competition.

The Company knows of no direct competitors.  The Company believes that it will be the first to market with a recording studio with its functionality and quality combined with a groundbreaking website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, giving the Company valuable time to gain consumer recognition and a foothold in the market. While the technology surrounding MyStudio™ is cutting edge and unique, the Company believes there are other factors that will separate the Company from competitors.  The Company has embarked on an aggressive intellectual property protection program which it believes will be a significant barrier to market entry to potential competitors.  In addition, the Company employs individuals who have long standing relationships and expertise in various segments of the entertainment and communications industries, which it expects will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for MyStudio™.

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

ITEM 1A – RISK FACTORS - continued

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

ITEM 1A – RISK FACTORS - continued

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

Fluctuations in Cost of Raw Materials.

Our results of operations could be adversely affected by fluctuations in the cost of raw materials.   As a manufacturer we are subject to world commodity pricing for some of the raw materials used in the manufacture of our studios.  Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition, and government regulation. Inflationary and other increases in the costs of raw materials have occurred in the past and may recur in the future.  Any significant increase in the cost of raw materials could reduce our profitability and have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A – RISK FACTORS - continued

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

ITEM 1A – RISK FACTORS - continued

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

ITEM 1A – RISK FACTORS - continued

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

Dilution; Dilutive Effect of Future Transactions.

The Company currently has 12,388,930 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,000,000 shares of common stock pursuant to a Non-Executive Employee Stock Incentive Plan approved by the Board on August 28, 2007, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also has 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock.  In addition, the Company has non-public warrants outstanding that would permit, if exercised, the issuance of 1,894,221 additional shares of common stock at an average exercise price of $3.66.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s Investment Units will occur.

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

Restrictions on Transfer - No Public Market for Restricted Shares.

The shares of common stock of the Company are traded on the National Association of Securities Dealers’ Automatic Quotations (NASDAQ) Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol SOMD.  However, for shares that have been issued and are restricted pursuant to SEC Rule 144 of the Securities Act of 1933 (the “Act”) there is presently no public or private market for such Shares.  Such Shares may only be offered or sold pursuant to registration under or an exemption from the Act and have not been registered under the Act, as amended, or any State securities laws and are being issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

ITEM 1A – RISK FACTORS - continued

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future   and we may never become profitable.  Although our current revenue model contemplates revenues from MyStudio™ sufficient to break-even within six to nine months after operations have commenced, there is no assurance that these revenues will occur.  In addition, we expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; pursue research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

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

ITEM 1A – RISK FACTORS - continued

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

ITEM 1A – RISK FACTORS - continued

Voting Control.

As a result of the acquisition of SO Entertainment, certain persons, either individually or acting together, are able to elect a majority of Directors or to authorize or defeat any proposal presented to the stockholders for action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 12,388,930 post-reverse shares of common stock outstanding. In addition, the Company has 524,044 shares of preferred stock issued and outstanding as of December 31, 2007.

(b)
During the six months ended December 31, 2007, we closed various private placements and issued 788,331 shares of restricted common stock for total of approximately $2,170,000 in proceeds and granted warrants to these security holders to acquire an additional 1,084,704 shares at an average exercise price of $3.31 at any time within two years after the dates of their respective investments.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s research and development program and to manufacture the initial production model of the MyStudio™ interactive recording studio.

(c)
During the six months ended December 31, 2007, the Company also issued 232,027 shares of the Company’s common stock for consulting services rendered to the Company valued at $714,824. The Company also issued  5,000 shares for assets valued at $24,125, and 833 shares in conversion of Preferred Stock in the amount of $4,028.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On May 6, 2004, the Registrant (f/k/a Dimensional Visions Incorporated) filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 12,388,930 post-reverse shares outstanding.

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

(c)	During the six months ended December 31, 2007, no matters were submitted to the shareholders for a vote.

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

Subsequent Events:

None

ITEM 6. EXHIBITS

a) The following Exhibits are filed herein:

NO.     TITLE

10.1	Lease Agreement, between Acoma, LLC., and Studio One Media, Inc., dated October 29, 2007.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO ONE MEDIA, INC.

Date: January 24, 2008	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: January 24, 2008	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title: Director, President, Secretary

STUDIO ONE MEDIA, INC.

Date: January 24, 2008	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Accounting Officer