Form 10QSB
period 2008-03-31
STUDIO ONE MEDIA, INC.
filed 2008-05-12
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No   ☒

Transitional Small Business Disclosure Format (check one): Yes   ☐ No   ☒

At March 31, 2008, the number of shares outstanding of common stock, $0.001 par value, was 12,758,439 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March31,	June 30,
	2008	2007

	(unaudited)
ASSETS

Current Assets
Cash	$625,319	$417,236
Accrued Interest Receivable	50,829	32,535
Prepaid Expenses	11,000	26,888
Notes Receivable-Current	183,798	200,663
Other Current Assets	30,815	-

Total Current Assets	901,761	677,322

Property and Equipment, Net	369,894	156,956

Other Assets
Other Assets	259,605	198,490
Deposits	19,630	6,400
Goodwill	719,839	719,839

Total Other Assets	999,074	924,729

Total Assets	$2,270,729	$1,759,007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$147,087	$255,975
Notes Payable - Current	131,236	129,502

Total Current Liabilities	278,323	385,477

Long-Term Liabilities	-	-

Total Liabilities	278,323	385,477

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 524,044 shares at December 31, 2007
and June 30, 2006, respectively	524	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 12,758,439 and 11,362,739 shares at
March 31, 2008 and June 30, 2007, respectively	12,759	11,363
Additional Paid in Capital	38,465,598	31,837,603
Accumulated Deficit - Pre Development Stage	(24,404,302)	(24,404,302)
Accumulated Deficit - Development Stage	(12,082,173)	(6,071,658)

Total Stockholders' Equity	1,992,406	1,373,530

Total Liabilities and Stockholders' Equity	$2,270,729	$1,759,007

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
	For the Three Months		For the Nine Months		July 1, 2002
	Ended March 31,		Ended March 31,		through
	2008	2007	2008	2007	March 31,
					2008

Revenues
Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating Expenses
General and Administrative Expenses	1,885,006	330,854	5,551,887	1,044,648	11,249,311
Research and Development	173,234	115,170	475,136	287,422	932,806

Total Operating Expenses	2,058,240	446,024	6,027,023	1,332,070	12,182,117

Loss from Operations	(2,058,240)	(446,024)	(6,027,023)	(1,332,070)	(12,182,117)

Other Income (Expense)
Interest Expense	(875)	(1,304)	(2,625)	(21,971)	(300,872)
Other Income	5,711	9,863	19,133	38,294	400,816

Total Other Income (Expense)	4,836	8,559	16,508	16,323	99,944

Net Loss	$(2,053,404)	$(437,465)	$(6,010,515)	$(1,315,747)	$(12,082,173)

Basic Loss Per Share of Common Stock	$(0.16)	$(0.13)	$(0.50)	$(0.43)

Weighted Average Number of Shares	12,573,685	3,400,674	12,060,589	3,065,563

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

						Accumulated	Accumulated
						Deficit	Deficit
	Preferred Stock		Common Stock		Paid In	Pre-Development	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity

Balance, June 30, 2002	524,044	$524	1,065,984	$1,066	$23,343,180	$(24,404,302)	$-	$(1,059,532)

Common Shares surrendered
and cancelled	-	-	(36,458)	(36)	36	-	-	-

Net Loss	-	-	-	-	-	-	(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,029,526	1,030	23,343,216	(24,404,302)	(118,808)	(1,178,340)

Common Shares issued
for services	-	-	29,000	29	21,721	-	-	21,750

Net Loss	-	-	-	-	-	-	(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,058,526	1,059	23,364,937	(24,404,302)	(226,421)	(1,264,203)

Common Shares issued
for services	-	-	65,000	65	48,685	-	-	48,750

Net Loss	-	-	-	-	-	-	(106,677)	(106,677)

Balance, June 30, 2005	524,044	524	1,123,526	1,124	23,413,622	(24,404,302)	(333,098)	(1,322,130)

Common Shares issued
for services	-	-	300,000	300	332,200	-	-	332,500

Common Shares issued in
purchase of promissory notes	-	-	839,227	839	313,274	-	-	314,113

Common Shares issued in
purchase of securities	-	-	50,000	50	93,950	-	-	94,000

Common Shares issued for cash			478,571	479	198,521			199,000

Net Loss	-	-	-	-	-	-	(107,973)	(107,973)

Balance, June 30, 2006	524,044	524	2,791,324	2,792	24,351,567	(24,404,302)	(441,071)	(490,490)

Common Shares issued
for services	-	-	456,752	457	2,223,690	-	-	2,224,147

Common Shares issued for cash	-	-	1,001,835	1,002	1,898,498	-	-	1,899,500

Common Shares for assets	-	-	6,950,000	6,950	116,031	-	-	122,981

Fair value of warrants granted	-	-	-	-	2,322,269	-	-	2,322,269

Common Shares issued in
satisfaction of debt	-	-	162,828	162	925,548	-	-	925,710

Net Loss	-	-	-	-	-	-	(5,630,587)	(5,630,587)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - continued

Balance, June 30, 2007	524,044	524	11,362,739	11,363	31,837,603	(24,404,302)	(6,071,658)	1,373,530

Common Shares issued
for services	-	-	549,869	550	2,122,003	-	-	2,122,553

Common Shares issued for cash	-	-	839,998	840	2,324,160	-	-	2,325,000

Common Shares for assets	-	-	5,000	5	24,120	-	-	24,125

Fair value of warrants granted	-	-	-	-	2,153,685	-	-	2,153,685

Common Shares issued in
satisfaction of debt	-	-	833	1	4,027	-	-	4,028

Net Loss	-	-	-	-	-	-	(6,010,515)	(6,010,515)

Balance, March 31, 2008	524,044	$524	12,758,439	$12,759	$38,465,598	$(24,404,302)	$(12,082,173)	$1,992,406

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	Nine Months Ended	Nine Months Ended	July 1, 2002 through
	March 31, 2008	March 31, 2007	March 31, 2008

Cash Flows From Operating Activities
Net Loss	$(6,010,515)	$(1,315,747)	$(12,082,173)
Adjustments to reconcile to cash from
operating activities:
Depreciation	26,534	4,177	35,502
Common stock issued for services	2,122,553	-	4,368,450
Fair value of warrants granted	2,153,685	-	4,475,954
Changes in Operating Assets & Liabilities:
Accrued Interest Receivable	(18,294)	(30,027)	(18,294)
Notes Receivable	35,159	(6,000)	(165,504)
Prepaid Expenses	15,888	-	(11,000)
Other Current Assets	(30,815)	(141,538)	(30,815)
Deposits	(13,230)	-	(19,630)
Accounts Payable and Accrued Expenses	(127,182)	(274,563)	(298,707)

Net Cash Used in Operating Activities	(1,846,217)	(1,763,698)	(3,746,217)

Cash Flows from Investing Activities

Purchase of Property and Equipment	(213,574)	(202,178)	(379,498)
Purchase of Other Assets	(62,888)	-	(890,771)

Net Cash Used in Investing Activities	(276,462)	(202,178)	(1,270,269)

Cash Flows from Financing Activities

Issuance of Common Stock	2,325,000	1,981,676	5,213,133
Issuance of Notes Payable	5,762	43,400	428,654

Net Cash from Financing Activities	2,330,762	2,025,076	5,641,787

Net Increase (Decrease) in Cash	208,083	59,200	625,301

Cash, Beginning of Period	417,236	206	18

Cash, End of Period	$625,319	$59,406	$625,319

Supplemental Cash Flow Disclosure:

Cash Paid For:
Interest Expense	$2,625	$21,971	$233,467
Income Taxes	$-	$-	$-

Non Cash Financing Activities:
Common stock issued for assets	$24,125	$-	$147,106
Common stock issued for debt	$4,028	$-	$929,738

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

The Company has had no sales during the nine months ended March 31, 2008, or the years ended June 30, 2007, 2006, 2005, 2004 and 2003. The volume of business was not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its prior operations and was reclassified as a development stage company.  Since becoming a Development Stage Company in 2002, the Company has financed its operations primarily through the sale of its securities.

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

In March 2006, the Company entered into an agreement to purchase Studio One Entertainment, Inc., a private Scottsdale, Arizona based company engaged in the design and manufacturing of a proprietary (patents pending), self contained interactive audio/video recording and conferencing studio designed for installation in shopping malls and other high traffic public areas (the “Studio One Entertainment Agreement”). The Studio OneTM studio will enable the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

On April 17, 2007, the Company announced that it had finalized the purchase of Studio One Entertainment, Inc., (SOE) through an all-stock transaction. The purchase was pursuant to an agreement entered into by the companies dated March 29, 2006. The purchase included the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of Studio One Entertainment, Inc.   The purchase included all right, title and interest to Studio One Entertainment's proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications.  Studio One Entertainment, Inc., operates as a wholly owned subsidiary of Studio One Media, Inc.  Accordingly, the financial statements present on a consolidated basis the operations of SOMD and SOE.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying Consolidated Balance Sheet as of March 31, 2008, the Consolidated Statements of Income for the three months and nine months ended March 31, 2008 and 2007, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2008, our results of operations for the three months and nine months ended March 31, 2008 and 2007, and our cash flows for the three months and nine months ended March 31, 2008 and 2007. The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending June 30, 2008.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K filed on September 28, 2007.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Note 1: Summary of Significant Accounting Policies - continued

GOING CONCERN

The Company has incurred losses since inception of $36,486,475 and has no revenues which raises substantial doubt about its ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve revenues from its personal recording studio business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording studios.

The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at March 31, 2008, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to secure additional financing it may not be able to continue as a going concern.

Further, there can be no assurances, that the Company will secure additional financing. In the event the Company is not able to secure additional financing or otherwise accomplish a sale, merger, or other business combination with another entity, it may cease its operations and/or seek protection under the bankruptcy laws.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Note 2: Accounts Payable, Accrued Expenses

A summary of Accounts Payable and Accrued Expenses Follows:

	6-30-07	3-31-08

Accrued Payable	$220,090	$121,167
Accrued Interest	35,885	23,510
Employment Taxes	0	2,410
Total	$255,975	$147,087

Note 3: Short-Term Borrowings

A summary of Short Term Borrowings Follows:

	Rates	6-30-07	3-31-08

Investor Group	10%	$0	$0
Convertible Debentures	14%	25,000	25,000
Secured Note	12%	0	8,951
Individual		104,502	97,285
		$129,502	$131,236

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

The Company leases certain office facilities pursuant to a one-year lease that commenced February 2006. The lease expense is $6,720 per month. The Company has extended the term of the lease to June 30, 2008.   In addition, the Company has entered into an agreement to occupy approximately 9,147 square feet of office space in Scottsdale, Arizona.  The Lease Agreement provides for a term of 5 years, with an option to renew for an additional 5 years.  The initial rent is $9,147 per month.  The office space is situated on two floors and will serve as the corporate headquarter for the Company.  In addition, the facilities will also house the Company’s network operations center, video production facilities and showroom.  The Company expects to complete tenant improvements at a cost estimated to be approximately $500,000 during the second and third quarter of calendar year 2008.

Note 5: Common Stock

As of March 31, 2008, there are outstanding 1,941,203 non-public warrants and options to purchase the Company's common stock at prices ranging from $2.50 to $7.50 with a weighted average price of $3.66 per share.

As of March 31, 2008, there were 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock (see Note 6).

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Note 5: Common Stock - continued

As of March 31, 2008, there are convertible debentures outstanding that can be converted to 6,000 shares of common Stock (see Note 3).

During the nine months ended March 31, 2008, the Company issued 839,998 shares for $2,325,000 in cash, 549,869 shares of the Company’s common stock for consulting services rendered to the Company valued at $2,122,553. The Company also issued 5,000 shares for assets valued at $24,125, and 833 shares in conversion of debt in the amount of $4,028.

The total number of shares of the Company's common stock that would have been issued upon exercise of the outstanding warrants and options, and conversion of preferred stock and loans equaled 2,471,247 shares as of March 31, 2007, and would be in addition to the 12,758,439 shares of common stock outstanding as of March 31, 2008.

Note 6: Preferred Stock

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, The Company presently has 524,044 shares of Preferred Stock outstanding, all of which were issued prior to June 30, 2002.  The  following are issued and outstanding:

	Shares Allocated	Shares Outstanding
Series A Preferred	100,000	15,500
Series B Preferred	200,000	3,500
Series C Preferred	1,000,000	13,404
Series D Preferred	375,000	130,000
Series E Preferred	375,000	275,000
Series P Preferred	600,000	86,640
Total Preferred Stock	2,650,000	524,044

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
MARCH 31, 2008 AND 2007

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

On October 13, 2006 the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.  A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of December 31, 2007, the Company has issued 88,718 shares covered by the 2006 Stock Incentive Plan adopted by the Company on October 13, 2006, at a total amount of $499,250. As of March 31, 2008, 11,282 remain unissued under this Plan. The value of shares issued pursuant to this Plan are based on the fair value of shares as prescribed by FAS No. 123R.

Note 8: Income Taxes

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $25,103,000. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of March 31, 2008 were as follows:

Deferred tax assets:
Goodwill	$321,415
Net operating loss carry forwards	8,783,305
$9,104,720

Net deferred tax asset	$9,104,720
Valuation allowance	(9,104,720)

Net deferred tax asset reported	$--

The change in valuation allowance for the nine months ended March 31, 2008 was increased by approximately $606,997.

There was no provision for current income taxes for the nine months ended March 31, 2008 and 2007.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Note 8: Income Taxes - continued

The federal net operating loss carry forwards of approximately $25,103,000 expire in various years through 2028. In addition the Company has state carry forwards of approximately $8,603,000.

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

Note 9:  The Effect of Recent Account Standards

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the nine months ended March 31, 2008 and 2007. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

On March 28, 2006, the Company changed its name to Studio One Media, Inc.  On March 29, 2006, the Company entered into an agreement to purchase 100% of Studio One Entertainment, Inc., (“SO Entertainment”) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction.  SO Entertainment owns proprietary audio/video recording technology, patent and trademark applications, studio design, methods and related concepts for MyStudioTM.  MyStudio is a self contained interactive audio/video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studios will enable the public, for a fee, to record their video and voice images in a stand alone, state-of-the-art recording studio and enter their MyStudio performances in music, modeling and other talent related contests.  In addition, MyStudio can be used to record video resumes, dating profiles and personal messages.  The Company believes MyStudio methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

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

FISCAL YEARS 2003-2008

On September 8, 2003, Preston J. Shea was elected as a director, President and Secretary of the company to evaluate new opportunities for the Company, such as a sale, merger, or other type of business combination.  On September 9, 2003, all directors except Preston Shea resigned, leaving him as the sole officer and director of the Company.  On May 6, 2004, the Company was restructured and affected a 1 for 60 reverse stock split.  On May 18, 2004, the Company changed its trading symbol from DVUI to DVSO.  On March 28, 2006, the name of the Company was changed to Studio One Media, Inc., and its trading symbol was changed from DVSO to SOMD.

On March 29, 2006, the Company entered into an agreement to purchase 100% of Studio One Entertainment, Inc. (“SO Entertainment”) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction.  The acquisition of SO Entertainment was completed on April 17, 2007 with the issuance of 7 million shares of the Company’s Common Stock to the shareholders of SO Entertainment.  SO Entertainment is a Scottsdale, Arizona based company that is engaged in the development of MyStudio a self- contained interactive video recording studio designed for installation in shopping malls and other high traffic public areas.  The Company believes MyStudio to be a proprietary and unique opportunity in the entertainment and communications industries.  MyStudio will enable the public, for a fee, to record their video and voice images in a self contained state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MYSTUDIO BUSINESS SUMMARY

The recent phenomena of reality shows such as American Idol, Americas Next Top Model and Last Comic Standing has demonstrated that millions of Americans not only believe that they have talent, but they also want an opportunity to showcase their talents, ultimately hoping they might be "discovered."  However, these shows only audition a small fraction of those who want to try out and offer only one contest per year, per show.  Millions of would be artists in music, modeling, acting and comedy are left frustrated and unseen with no mainstream venue to demonstrate their talents.  At the same time, virtually every segment of the entertainment industry is constantly searching for the next meteoric talent.  Studio One's MyStudio was created to serve as the nexus between the needs of talent, on the one hand, and the entertainment industry, on the other.

MyStudio is a proprietary, self contained, state-of-the-art interactive, high definition, audio/video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studio will allow the public, for a fee, to step into a state-of-the-art, sound proof recording studio and record a 3 minute video in a private, user friendly, environment.  MyStudio utilizes state of the art Green Screen technology which allows users to choose a background environment in which to appear to record their performance from an enormous library of visual backgrounds – from a sunny beach to a concert stage and hundreds more.  A DVD is burned for each session onsite and the user’s video, if he or she so elects, will be posted online at the company's website within minutes of their performance.  Users can then enter their performance online from the MyStudio website in music, modeling and other talent related contests.  Contests will be sponsored by different entertainment companies every month, so users will have the opportunity to enter numerous contests every year.  In addition, MyStudio can be used to record video resumes, dating profiles and personal messages.  MyStudio and related concepts have been under development for more than 4 years, at a cost exceeding $6.6 million.

On April 8, 2008, the Company issued a Master Production Order to American Integrated Technologies, Inc., Tempe, Arizona (AIT) to commence production of its first five (5) MyStudios (excluding electronic equipment and components).  Each of the studios will be manufactured in a series of modules and assembled into one unit according to the specifications for fit and finishing testing.  Pursuant to the Order, Studio One will remit one-half of the required payment for each module at commencement of fabrication of the module, with the balance being due upon delivery.  The total cost for the five recording studio structures manufactured by AIT is estimated to be approximately $525,000 with delivery to occur in the third calendar quarter of 2008. All electronic components will be supplied by Studio One.  Manufacturing costs will reduce significantly with volume.

Studio One expects to install the studios in strategic locations in Arizona, California, Nevada and New York in the third quarter of 2008. The installations will coincide with the commencement of monthly industry sponsored music, modeling and comedy contests which will be available exclusively to users of MyStudio.

The Company expects to install MyStudios nationally in the coming months.  Each MyStudio is expected to generate revenue of $25,000 to $50,000 per month and the Company expects to generate its first revenue in the third quarter of calendar year 2008.

RECENT DEVELOPMENTS

•
On April 8, 2008, the Company contracted for the manufacture of its first five MyStudio structures and announced plans to install those units in the third quarter of 2008, marking the commencement of operations and the expected generation of revenue.

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

•
On December 4, 2007, the Company announced that it had entered into a Lease Agreement to occupy approximately 9,147 square feet of office space in Scottsdale, Arizona.  The Lease Agreement provides for a term of 5 years, with an option to renew for an additional 5 years.  The initial rent is $9,147 per month.  The office space is situated on two floors and will serve as the corporate headquarter for the Company.  In addition, the facilities will also house the Company’s network operations center, video production facilities and showroom.  The Company expects to complete tenant improvements at a cost of approximately $500,000 during the second and third quarters of calendar year 2008.  The Company presently occupies approximately 5,400 square feet of space under a lease that terminates June 30, 2008.

•
On October 31, 2007, the Company launched a beta test version of its website, mystudio.net, which includes hundreds of musical and other video performances.  The Company expects to complete beta testing and introduce the finalized website to the general public in June 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

COMPETITIVE ADVANTAGES

The Company knows of no direct competitors.  The Company believes that it will be the first to market with a recording studio with its functionality and quality combined with a groundbreaking website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, giving the Company valuable time to gain consumer recognition and a foothold in the market. While the technology surrounding MyStudio is cutting edge and unique, the Company believes there are other factors that will separate the Company from competitors.  The Company has embarked on an aggressive intellectual property protection program which it believes will be a significant barrier to market entry to potential competitors.  In addition, the Company employs individuals who have long standing relationships and expertise in various segments of the entertainment and communications industries, which it expects will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for MyStudio.

TECHNOLOGICAL ADVANTAGES

Studio One’s recording studio is based upon proprietary technology and other intellectual property which, in part, is the subject of 21 pending foreign and domestic patents and 8 trademark applications (for which we have received 4 Notices of Allowance from the USPTO). The Company believes that its multi-year product development and engineering efforts have resulted in a multitude of technological advantages over any other stand alone video recording studio in operation.  The use of high definition recording, keying and audio processing ensures the finest quality audio and video available today and in the near future.

FINANCIAL IMPACT

Each studio is expected to generate $300,000 - $600,000 in revenue annually and the company hopes to have several hundred such machines in operation within the next 12 to 18 months.  If the initial launch is successful, the Company expects revenue will continue to escalate in following years as people become more familiar with the product and it becomes available in more locations, including internationally.  There are multiple potential revenue streams for the company in addition to the revenue generated from the studios, including revenues for advertising on its website.

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

The Company has embarked on an aggressive intellectual property program including the filing of 21 pending foreign and domestic patent applications and 8 trademark applications (for which we have received 4 Notices of Allowance) with the U.S. Patent and Trademark Office all designed to protect what the Company believes is innovative and proprietary technology and applications derived from the extensive research and development program undertaken by its subsidiary, SO Entertainment.  All persons who were or could be deemed inventors have assigned all rights under these patent applications to SO Entertainment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

EMPLOYEES

As of March 31, 2008, we employed seventeen full-time and two part-time employees and consultants consisting of four executives, twelve technical persons and three clerical/administrative persons.  We expect to seek additional employees in the next year to handle anticipated potential growth.

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

In anticipation of implementation of our business plan, on December 4, 2007, the Company entered into a Lease Agreement to occupy approximately 9,147 square feet of office space in Scottsdale, Arizona.  The Lease Agreement provides for a term of 5 years, with an option to renew for an additional 5 years.  The initial rent is $9,147 per month.  The office space is situated on two floors and will serve as the corporate headquarter for the Company.  In addition, the facilities will also house the Company’s network operations center, video production facilities and showroom.  The Company expects to complete tenant improvements at a cost estimated to be approximately $500,000 during the second and third quarters of calendar year 2008.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008

The Company had no operating revenue for the three months ended March 31, 2008 and the three months ended March 31, 2007, as the Company ceased all marketing and sales activity during the last quarter of 2002 and has not yet commenced operations relating to its new business plan.

The net loss for the three months ended March 31, 2008, was $2,053,404 compared with a net loss of $437,465 for the three months ended March 31, 2007.

General and administrative expenses increased in the three-month period ended March 31, 2008 by approximately $1,554,152 compared to the quarter ended March 31, 2007. The increase in General and Administrative costs is attributable to several events.  First, the Company has continued the active pursuit of the new business concept offered in connection with MyStudio, resulting in additional expenses directly associated with the undertaking.  Additional personnel, such as software developers, design engineers, administrative staff and others were hired, increasing expenses substantially.  The largest increases in General and Administrative expenses, however, are non-cash expenses attributed to shares and warrants valued at $1,621,821 issued to various employees, consultants and to investors in connection with equity raises during the period.  We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under SFAS 123R, consistent with that used for pro-forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

As a result of the intensive research and development program embarked upon at the end of fiscal year 2006, Research & Development costs continue to increase, from $115,170 for the three months ended March 31, 2007 to $173,234 for the three months ended March 31, 2008.  These costs included persons engaged on a contractual basis to develop MyStudio and its intellectual components, as well as outside expenses incurred to construct a working prototype and the first production model and the hardware and software necessary to make the studio fully operational.  As the Company continues to advance to a launch of MyStudio it expects to continue to incur additional research and development costs as well as costs to distribute, install and activate the studios.

In contrast to increases in general and administrative expenses and increases in research and development expenses, Interest expense declined from $1,304 in the three months ended March 31, 2007 to $875 for the three months ended March 31, 2008.  This decline is attributed to the reduction in outstanding short-term debt in the form of extinguishment and conversion as discussed below and elsewhere in this Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

Nine Months Ended March 31, 2008

The Company had no operating revenue for the nine months ended March 31, 2008 and the nine months ended March 31, 2007, as the Company ceased all marketing and sales activity during the last quarter of 2002 and has not yet commenced operations relating to its new business plan.

The net loss for the nine months ended March 31, 2008, was $6,010,515 compared with a net loss of $1,315,747 for the nine months ended March 31, 2007.

General and administrative expenses increased in the nine-month period ended March 31, 2008 by approximately $4,507,239 compared to the nine months ended March 31, 2007. The increase in General and Administrative costs is attributable to several events.  First, the Company has continued the active pursuit of the new business concept offered in connection with MyStudio, resulting in additional expenses directly associated with the undertaking.  Additional personnel, such as software developers, design engineers, administrative staff and others were hired, increasing expenses substantially.   The largest increases in General and Administrative expenses, however, are non-cash expenses attributed to shares and warrants valued at $4,171,051 issued to various employees and consultants for services rendered and to investors in connection with equity raises during the period.  We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under SFAS 123R, consistent with that used for pro-forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation .

As a result of the intensive research and development program embarked upon at the end of fiscal year 2006, Research & Development costs continue to increase, from $287,422 for the nine months ended March 31, 2008 to $475,136 for the nine months ended March 31, 2007.  These costs included persons engaged on a contractual basis to develop MyStudio and its intellectual components, as well as outside expenses incurred to construct a working prototype and the first production model and the hardware and software necessary to make the studio fully operational.  As the Company continues to advance to a launch of MyStudio it expects to continue to incur additional research and development costs as well as costs to distribute, install and activate the studios.

In contrast to increases in general and administrative expenses and increases in research and development expenses, Interest expense declined from $21,971 in the nine months ended March 31, 2007 to $2,625 for the nine months ended March 31, 2008.  This decline is attributed to the reduction in outstanding short-term debt in the form of extinguishment and conversion as discussed below and elsewhere in this Report.

NET OPERATING LOSSES

We have accumulated approximately $25,103,000 of net operating loss carryforwards as of March 31, 2008, which the Company believes may be offset against future taxable income through 2027.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2007 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no revenue collections during the nine months ended March 31, 2008 or the nine months ended March 31, 2007.  The Company has incurred losses since inception of $36,486,475.  As a result of the conversion of debt to equity by a group of creditors in October 2006 and the infusion of additional capital investment, however, the Company no longer has a working capital deficiency.   Instead, it has a working capital surplus of $623,438 as of March 31, 2008. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations.  Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) aggressively pursing its plan to launch MyStudio in the third or fourth quarter of the current fiscal year.

Subsequent to 2002, when its then operations as Dimensional Visions Incorporated were discontinued, the Company has met its financial needs through debt financing and through the sales and issuances of its securities.  During the nine months ended March 31, 2008, we closed various private placements and issued 803,331 shares of restricted common stock for total of approximately $2,215,000 in proceeds and granted warrants to these security holders to acquire an additional 1,100,207 shares at an average exercise price of $3.91 at any time within two years after the dates of their respective investments.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sales of the units were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

In addition, during the nine months ended March 31, 2008, we received approximately $25,000 in short term loans from an affiliated shareholder to enable us to continue our Research & Development program.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Preston Shea, our President, and Kenneth Pinckard, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.  Based upon their evaluations, Mr. Shea and Mr. Pinckard concluded that as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level due.  There were no changes in our internal control over financial reporting that occurred subsequent to the date of this evaluation or during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Operations and Dependence on Future Developments.

The Company has a history of losses and will likely realize future losses.  MyStudio has not yet been implemented in the market and is not presently generating revenues.

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

ITEM 1A – RISK FACTORS - continued

Competition.

The Company knows of no direct competitors.  The Company believes that it will be the first to market with a recording studio with its functionality and quality combined with a groundbreaking website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, giving the Company valuable time to gain consumer recognition and a foothold in the market. While the technology surrounding MyStudio is cutting edge and unique, the Company believes there are other factors that will separate the Company from competitors.  The Company has embarked on an aggressive intellectual property protection program which it believes will be a significant barrier to market entry to potential competitors.  In addition, the Company employs individuals who have long standing relationships and expertise in various segments of the entertainment and communications industries, which it expects will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for MyStudio.

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

ITEM 1A – RISK FACTORS - continued

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright, trademark and patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally.  Studio One Entertainment, Inc., has filed 21 patent applications relating to MyStudio and related technologies and processes, and while the Company believes the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued.  If circumstances make it impossible to try to adequately protect our intellectual property that intellectual property could be used by others without our consent and there could be material adverse consequences to the Company.   We have filed 8 trademark applications and have received Notices of Allowance on 4 of those applications.  Effective protection may not be available for our service marks.  Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks.  Our competitors, if any exist, or others may adopt product or service names similar to those used by the Company, thereby impeding our ability to build brand identity and possibly leading to client confusion.  If circumstances make it impossible to adequately protect the name and brand, that result could seriously harm our business.

Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the high technology industry and difficulty in controlling hardware and software.  The laws of other countries may afford us little or no effective protection for our intellectual property.  We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity.  Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business.  There can be no assurance that competitors of the Company, some of which have substantially greater resources, will not obtain patents or other intellectual property protection that will restrict the Company’s ability to make and sell its products.  If the Company were unsuccessful in protection of proprietary and intellectual property rights to the MyStudio, related business methods, and websites, it could have a material adverse effect on the Company's business, results of operations, financial condition and value, and forecasted financial results.

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

Reliance on Bandwidth Providers, Data Centers or Others in Providing Products and Services to Our Users.

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

Effect of Fluctuations in Operations on Price of Common Stock.

Our future operating results may fluctuate and cause the price of our common stock to decline, which could result in substantial losses for investors.   Our limited operating history and the lack of an established product make it difficult to predict accurately our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:

•	ability to commercialize MyStudio;
•	changes in entertainment technology;
•	price and availability of alternative entertainment available to the public;
•	availability and cost of technology and marketing personnel;
•	our ability to establish and maintain key relationships with industry partners;
•	the amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure;
•	general economic conditions and economic conditions specific to the entertainment industry; and
•	the ability to maintain a product margin on sales, given the early stage of our market for our products.

ITEM 1A – RISK FACTORS - continued

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our auditors on our June 30, 2007 financial statements contains a “going concern” qualification.  The report of the independent auditors on our financial statements for the year ended June 30, 2007, includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations, require additional financing, and have not yet brought MyStudio to market.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will be able to develop commercially viable products or an effective marketing system.  Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

The Company currently has 12,758,439 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,000,000 shares of common stock pursuant to a Non-Executive Employee Stock Incentive Plan approved by the Board on August 28, 2007, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also has 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock.  In addition, the Company has non-public warrants outstanding that would permit, if exercised, the issuance of 1,933,703 additional shares of common stock at an average exercise price of $3.60.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s Investment Units will occur.

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

ITEM 1A – RISK FACTORS - continued

Shell Company Status.

Studio One Media, Inc. (the “Company”) ceased being a shell company on April 17, 2007, when it finalized the purchase of Studio One Entertainment, Inc. Form 10-KSB filed by the Company for the year ended June 30, 2007, and the Company’s Form 10-QSB for the quarterly periods ended September 30, 2007 and December 31, 2007, incorrectly indicated that the Company remained a shell company after April 17, 2007.

On September 28, 2007, upon filing of its Form 10-KSB for the fiscal year ended June 30, 2007, the Company filed all of its “Form 10 Information” with the SEC. The disclosure made under the above mentioned Form 10-KSB is incorporated by reference herein.

On May 12, 2008, the Company filed a Form 8-K concerning the change of its status as a shell company. The disclosure made under that Form 8-K is incorporated by reference herein.

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future   and we may never become profitable.  Although our current revenue model contemplates revenues from MyStudio sufficient to break-even within six to nine months after operations have commenced, there is no assurance that these revenues will occur.  In addition, we expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; pursue research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

Costs associated with designing, developing, manufacturing, marketing and developing the infrastructure we will need to support our customers will depend upon many factors, including the number of MyStudio locations.  Therefore, we cannot now determine the amount by which our expenses will increase as we grow.

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

The Company is not subject to any dispute, claim or lawsuit or threatened lawsuit alleging the violation of intellectual property rights of a third party.  The Company believes MyStudio is not in violation of any patents or copyrights claimed by others. To the extent that the Company is ever alleged to have violated a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives.  Any of these claims, with or without merit, could subject the Company to costly litigation and the diversion of their technical and management personnel.  If the Company incurs costly litigation and its personnel are not effectively deployed, the expenses and losses incurred by them will increase, and their profits, if any, will decrease.

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

ITEM 1A – RISK FACTORS - continued

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

ITEM 1A – RISK FACTORS - continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 12,758,439 post-reverse shares of common stock outstanding. In addition, the Company has 524,044 shares of preferred stock issued and outstanding as of March 31, 2008.

(b)
During the nine months ended March 31, 2008, we closed various private placements and issued 839,998 shares of restricted common stock for total of approximately $2,325,000 in proceeds and granted warrants to these security holders to acquire an additional 1,933,703 shares at an average exercise price of $3.60 at any time within two years after the dates of their respective investments.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s research and development program and to manufacture the initial production model of the MyStudio interactive recording studio.

(c)
During the nine months ended March 31, 2008, the Company also issued 549,869 shares of the Company’s common stock for consulting services rendered to the Company valued at $2,122,553. The Company also issued 5,000 shares for assets valued at $24,125, and 833 shares in conversion of Preferred Stock in the amount of $4,028.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On May 6, 2004, the Registrant (f/k/a Dimensional Visions Incorporated) filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 12,758,439 post-reverse shares outstanding.

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

(c)	During the nine months ended March 31, 2008, no matters were submitted to the shareholders for a vote.

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

Shell Company Status

Studio One Media, Inc. (the “Company”) ceased being a shell company on April 17, 2007, when it finalized the purchase of Studio One Entertainment, Inc. Form 10-KSB filed by the Company for the year ended June 30, 2007, and the Company’s Form 10-QSB for the quarterly periods ended September 30, 2007 and December 31, 2007, incorrectly indicated that the Company remained a shell company after April 17, 2007.

On September 28, 2007, upon filing of its Form 10-KSB for the fiscal year ended June 30, 2007, the Company filed all of its “Form 10 Information” with the SEC. The disclosure made under the above mentioned Form 10-KSB is incorporated by reference herein.

On May 12, 2008, the Company filed a Form 8-K concerning the change of its status as a shell company. The disclosure made under that Form 8-K is incorporated by reference herein.

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

STUDIO ONE MEDIA, INC.

Date: May 12, 2008	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: May 12, 2008	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title: Director, President, Secretary

STUDIO ONE MEDIA, INC.

Date: May 12, 2008	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer