Form 10KSB/A
period 2007-06-30
STUDIO ONE MEDIA, INC.
filed 2008-05-27
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB /A
1st Amendment

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

EXPLANATORY NOTE

Studio One Media, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A (the “Amendment”) to its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, which was originally filed on September 28, 2007 (the “Original Filing”), to correct the disclosure contained on the cover sheet of the Original Filing, to include the event with respect to Shell Company Status set forth in “Item 8B. Other Information”, to clarify dates of original filing in the Exhibit List, and to relocate the Financial Information to the end of the Report.

The Company incorrectly checked the box on the cover page of the Original Filing indicating that it was a shell company when it was not.

Other than these changes, this Amendment does not amend, update or change any other disclosures contained in the Original Filing.  This Amendment has no effect on our financial statements and accompanying notes.

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

ITEM 8B.  OTHER INFORMATION.

Shell Company Status

When Studio One’s predecessor company, Dimensional Visions Incorporated, ceased operations in 2002, the Company reverted to what is known as a shell company.  The SEC has recently amended the provisions of Rule 144, effective February 2008 relating to shell companies.  Those changes provide, among other things, that the provisions of Rule 144 concerning the resale of restricted or non-restricted securities are not available to shareholders of an issuer that had been a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) until it ceases to be a shell company and one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

Studio One Media, Inc. (the “Company”) ceased being a shell company on April 17, 2007, when it finalized the purchase of Studio One Entertainment, Inc.  Form 10-KSB filed by Studio One Media, Inc. (the “Company”) for the year ended June 30, 2007, and the Company’s Form 10-QSB for the quarterly periods ended September 30, 2007 and December 31, 2007 incorrectly indicated that the Company remained a shell company.

On September 28, 2007, upon filing of its Form 10-KSB for the fiscal year ended June 30, 2007, the Company filed all of its “Form 10 Information” with the Securities and Exchange Commission.  The disclosure made under the above mentioned Form 10-KSB is incorporated by reference herein.   On May 12, 2008, the Company filed a Form 8-K providing information with respect to the change in its status as a shell company, incorporating by reference the exhibits set forth in the Form 10-KSB for the fiscal year ended June 30, 2007.

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

ITEM 13. EXHIBITS

The following Exhibits are incorporated by reference:

3.1	Articles of Incorporation, dated May 12, 1988 (a)
3.1	Certificate of Amendment of Articles of Incorporation of Dimensional Visions Incorporated dated January 16, 2006, attached as Exhibit to Form 10-KSB for FYE 6-30-06. (f)
3.2	Certificate of Amendment of Articles of Incorporation of Elevation Media, Inc., dated March 24, 2006. (f)
3.2	Bylaws (a)
3.3	Certificate of Amendment of Certificate of Incorporation of Dimensional Visions Incorporated dated January 22, 2004. (f)
4.1	Certificate of Designation of Series A Convertible Preferred Stock, dated December 12, 1992. (a)
4.2	Certificate of Designation of Series B Convertible Preferred Stock, dated December 22, 1993. (a)
4.3	Certificate of Designation of Series P Convertible Preferred Stock, dated September 11, 1995. (a)
4.4	Certificate of Designation of Series S Convertible Preferred Stock, dated August 28, 1995. (a)
4.5	Certificate of Designation of Series C Convertible Preferred Stock, dated November 2, 1995. (a)
4.6	Certificate of Designation of Series D and Series E Convertible Preferred Stock dated August 25, 1999. (a)
4.7	Form of Warrant Agreement to debt holders, dated January 15, 1998. (a)
4.8	Form of Warrant Agreement to debt holders, dated April 8, 1998. (a)
4.9	Form of Warrant Agreement to participants in Private Placement dated April 8, 1998. (a)
4.10	Pledge Agreement dated January 11, 2001 with Dale Riker and Russ Ritchie. (b)
4.11	Investment Agreement dated December 13, 2000, with Swartz Private Equity, LLC. (b)
4.12	Merrill Lynch Portfolio Reserve Loan and Collateral Account Agreement, dated January 12, 2002. (b)
10.1	1996 Equity Incentive Plan. (a)
10.2	1999 Stock Option Plan. (a)
10.3	Employment Agreement dated January 1, 2001, with John D. McPhilimy. (c)
10.4	Employment Agreement dated July 1, 2001, with Bruce D. Sandig. (c)
10.5	Settlement Agreement and Release dated April 30, 2003, between the Company and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC. (d)
14(e)	Dimensional Visions, Inc. Code of Ethics. (e)

(a)	Incorporated by reference from the Company’s registration Statement on Form SB-2 dated June 19, 2000 (Registration No. 333-30368).
(b)	Incorporated by reference from the Company’s registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804).
(c)	Incorporated by reference from the Company’s Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002.
(d)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2003, filed October 15, 2003.
(e)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2004, filed November 15, 2004.
(f)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2006, filed September 29, 2006.

The following Exhibits are filed herewith:

4.1	Form of Warrant issued to participants in 2007 Private Placements.
10.1	Stock Purchase Agreement, dated March 29, 2006, between the Studio One Entertainment, Inc. and Dimensional Visions Incorporated.
10.2	Exchange Agreement between Studio One Media, Inc., and Studio One Entertainment, Inc., dated April 16, 2007.
10.3	Accord and Satisfaction, dated October 11, 2006, , between the Company and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC.
21.1	Subsidiaries of the Registrant
23.1	Consent of Moore & Associates, Chartered
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

STUDIO ONE MEDIA, INC.

Date: May 27, 2008	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: May 27, 2008	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title: Director, President, Secretary

STUDIO ONE MEDIA, INC.

Date: May 27, 2008	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Accounting Officer

STUDIO ONE MEDIA, INC.

YEARS ENDED JUNE 30, 2007 AND 2006

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