Form 10QSB/A
period 2007-09-30
STUDIO ONE MEDIA, INC.
filed 2008-05-27
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB /A
First Amendment

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

EXPLANATORY NOTE

Studio One Media, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (the “Amendment”) to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007, which was originally filed on November 13, 2007 (the “Original Filing”), to correct the disclosure contained on the cover sheet of the Original Filing and to include the event with respect to Shell Company Status set forth in “Item 5. Other Information.”

The Company incorrectly checked the box on the cover page of the Original Filing indicating that it was a shell company when it was not.

Other than these changes, this Amendment does not amend, update or change any other disclosures contained in the Original Filing.  This Amendment has no effect on our financial statements and accompanying notes.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The following event is added to those contained in Item 5. “Other Information” contained in the Original Filing.

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