Form 10QSB/A
period 2007-12-31
STUDIO ONE MEDIA, INC.
filed 2008-05-27
CIK 836809

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

EXPLANATORY NOTE

Studio One Media, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (the “Amendment”) to its Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007, which was originally filed on January 25, 2008 (the “Original Filing”), to correct the disclosure contained on the cover sheet of the Original Filing and to include the event with respect to Shell Company Status set forth in “Item 5. Other Information.”

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