Form 10KSB
period 2008-06-30
STUDIO ONE MEDIA, INC.
filed 2008-09-29
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2008

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     Yes ☒ No ☐

For the fiscal year ended June 30, 2008, the Company had no revenue.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2008 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $63,414,000 based on the average bid and asked price of such common stock as reported on the Over-The-Counter Bulletin Board system.  Shares of common stock held by each officer and director and each person, to Registrant’s knowledge, who owns more than 5% or more of the Registrant’s outstanding common stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

As of June 30, 2008, the number of shares of Registrant’s Common Stock outstanding was 13,212,398.

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

On March 28, 2006, the Company changed its name to Studio One Media, Inc.  On March 29, 2006, the Company entered into an agreement to purchase 100% of Studio One Entertainment, Inc., (“SO Entertainment”) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction.  SO Entertainment owns proprietary audio/video recording technology, patent and trademark applications, studio design, methods and related concepts for MyStudio®.  MyStudio is a self contained interactive audio/video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studios will enable the public, for a fee, to record their video and voice images in a stand alone, state-of-the-art recording studio and enter their MyStudio performances in music, modeling and other talent related contests.  In addition, MyStudio can be used to record video resumes, dating profiles and personal messages.  The Company believes MyStudio methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

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

 ITEM 1. DESCRIPTION OF BUSINESS. - continued

COMPANY OVERVIEW

The recent phenomena of reality shows such as American Idol, Americas Next Top Model and Last Comic Standing has demonstrated that millions of Americans not only believe that they have talent, but they also want an opportunity to showcase their talents, ultimately hoping they might be "discovered."  However, these shows only audition a small fraction of those who want to try out and offer only one contest per year, per show.  Millions of would be artists in music, modeling, acting and comedy are left frustrated and unseen with no mainstream venue to demonstrate their talents.  At the same time, virtually every segment of the entertainment industry is constantly searching for the next meteoric talent.  Studio One's MyStudio was created to serve as the nexus between the needs of talent, on the one hand, and the entertainment industry, on the other.  In addition, MyStudio can be utilized for casting, dating, job resumes and personal greeting videos.

MyStudio is a proprietary, self contained, state-of-the-art interactive, high definition, audio/video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studio will allow the public, for a fee, to step into a state-of-the-art, sound proof recording studio and record a 4 minute video in a private, user friendly, environment.  MyStudio utilizes state of the art Green Screen technology which allows users to choose a background environment in which to appear to record their performance from an enormous library of visual backgrounds – from a sunny beach to a concert stage and hundreds more.  A DVD is burned for each session onsite and the user’s video, if he or she so elects, will be posted online at the company's website within minutes of their performance.  Users can then enter their performance online from the MyStudio website in music, modeling comedy and other talent related contests.  Contests will be sponsored by different entertainment companies throughout the year, so users will have the opportunity to enter numerous contests every year.  In addition, MyStudio can be used to record video resumes, dating profiles and personal messages.

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

Studio One expects to install the studios in strategic locations in Arizona, California, Nevada, Florida and New York in the third and fourth quarters of 2008. The installations will coincide with the commencement of monthly industry sponsored music, modeling and comedy contests which will be available exclusively to users of MyStudio.

The Company expects to install MyStudios nationally in the coming months.  Each MyStudio is expected to generate revenue of $25,000 to $50,000 per month and the Company expects to generate its first revenue in the fourth quarter of calendar year 2008.

RECENT DEVELOPMENTS

•	Subsequent to June 30, 2008, the Company has raised approximately $1,500,000 from accredited investors.

•
On September 25, 2008, the Company announced that it had entered into an agreement with L.A. Models, Inc., to create an exclusive modeling contest giving users the opportunity to participate in a nationwide search that could launch a modeling career.  The contest will extend from September 29 through December 31, 2008 and utilizes the facilities and video backgrounds of MyStudio as well as the website of Mystudio.net.

•	On September 19, 2008, the Company announced that it planned to officially launch its first MyStudio video recording studio in Scottsdale Fashion Square, Scottsdale, Arizona, on September 29, 2008.

•
On July 1, 2008, the Company entered into an agreement with EMI Music Publishing for consumer use of licensed music in MyStudio videos.  The agreement gives the Company and users of MyStudio access to EMI’s catalog of music spanning thousands of compositions.

•
On April 8, 2008, the Company contracted for the manufacture of its first five MyStudio structures and announced plans to install those units in the third quarter of 2008, marking the commencement of operations and the expected generation of revenue.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

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

FINANCIAL IMPACT

Each studio is expected to generate $300,000 - $600,000 in revenue annually and the company hopes to have several hundred such machines in operation within the next 12 to 18 months.  If the initial launch is successful, the Company expects revenue will continue to escalate in following years as people become more familiar with the product and it becomes available in more locations, including internationally.  There are multiple potential revenue streams for the company in addition to the revenue generated from the studios, including revenues for advertising on the external monitors located on each studio and on its website.

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

ITEM 1. DESCRIPTION OF BUSINESS. - continued

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

EMPLOYEES

As of the end of our fiscal year on June 30, 2008, we employed twenty one full-time employees including three executives, eleven technical/engineering persons, one production manager, one accountant and two clerical/administrative persons.  Subsequent to June 30, 2008, we have added a vice president of business development, a director of marketing, a research specialist, a manufacturing engineer and a marketing specialist.  We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

FACILITIES

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 5,400 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 75260.  On June 15, 2008, we expanded into and also occupy approximately 5,400 square feet adjoining the original premises on a month-by month basis.  Under the terms of the extended, expanded lease, we occupy the premises on a month-o-month basis.  The total lease expense is $12,000 per month, payable in cash and common stock of the Company.

In anticipation of implementation of our business plan, we have also leased an additional 9,400 feet of office space in another building located at 7812 E. Acoma, Scottsdale, Arizona, at a monthly cost of $12,225.   We have not yet occupied this space.

RISK FACTORS

You should carefully consider the risk factors and other uncertainties set forth below and all other information contained in this report, as well as the public disclosure documents incorporated by reference herein.  If any of the events contemplated by the following risks actually occurs, then our business, financial condition, or results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties below are not the only risks facing our company. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

History of Operations and Dependence on Future Developments.

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

On March 28, 2006, the Company changed its name to Studio One Media, Inc.  On March 29, 2006, the Company entered into an agreement to purchase 100% of Studio One Entertainment, Inc., (“SO Entertainment”) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction.  SO Entertainment owns proprietary audio/video recording technology, patent and trademark applications, studio design, methods and related concepts for MyStudio.  MyStudio is a self contained interactive video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studios will enable the public, for a fee, to record their video and voice images in a stand alone, state-of-the-art recording studio and enter their MyStudio performances in music, modeling and other talent related contests.  In addition, MyStudio can be used to record video resumes, dating profiles and personal messages.  The Company believes MyStudio methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

RISK FACTORS - continued

The acquisition of SO Entertainment was completed on April 17, 2007, with the exchange of 7 million shares of the Company’s common stock for an equal number of shares of SO Entertainment common stock constituting 100% of the issued and outstanding shares of SO Entertainment.  SO Entertainment operates as a wholly-owned subsidiary.

The Company intends to place the entertainment kiosks in malls across America, as well as expand into other high traffic locations such as retail “power” and “lifestyle centers”, theme parks, airport terminals and theaters. Ultimately, Studio One intends to be a one-stop accessible facility that acts as a link between an entertainment hopeful and the acting, fashion and music industries.  Revenues for the Company are expected to be generated by both services provided by the kiosk, such as the virtual audition, as well as through web site advertising.

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

ITEM 1. DESCRIPTION OF BUSINESS. - continued

RISK FACTORS - continued

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

ITEM 1. DESCRIPTION OF BUSINESS. - continued

RISK FACTORS - continued

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

Dependency on Long Supply Chains.

In some cases we are dependent on long supply chains, which may subject us to interruptions in the supply of many of the products used in the manufacture of My Studios.   The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products.  Factors such as labor disputes, changes in tariff or import policies, severe weather or terrorist attacks or armed hostilities may disrupt these supply chains.  A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and have a material adverse effect on our business, results of operations and financial condition.

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

Effect of Fluctuations in Operations on Price of Common Stock.

Our future operating results may fluctuate and cause the price of our common stock to decline, which could result in substantial losses for investors.   Our limited operating history and the lack of an established product make it difficult to predict accurately our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:

●	ability to commercialize MyStudio;
●	changes in entertainment technology;
●	price and availability of alternative entertainment available to the public;
●	availability and cost of technology and marketing personnel;
●	our ability to establish and maintain key relationships with industry partners;
●	the amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure;
●	general economic conditions and economic conditions specific to the entertainment industry; and
●	the ability to maintain a product margin on sales, given the early stage of our market for our products.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our auditors on our June 30, 2008 financial statements contains a “going concern” qualification.  The report of the independent auditors on our financial statements for the year ended June 30, 2008, includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations, require additional financing, and have not yet brought MyStudio to market.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will be able to develop commercially viable products or an effective marketing system.  Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of June 30, 2008, the Company has 13,212,398 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,000,000 shares of common stock pursuant to a Non-Executive Employee Stock Incentive Plan approved by the Board on August 28, 2007, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also has 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock.  In addition, the Company has warrants outstanding that would permit, if exercised, the issuance of 2,473,362 additional shares of common stock at an average exercise price of $3.63.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s Investment Units will occur.

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

Restrictions on Transfer - No Public Market for Restricted Shares.

The shares of common stock of the Company are traded on the Over-The-Counter Bulletin Board System (OTCBB) under the ticker symbol SOMD.  However, for shares that have been issued and are restricted pursuant to SEC Rule 144 of the Securities Act of 1933 (the “Act”) there is presently no public or private market for such Shares.  Such shares may only be offered or sold pursuant to registration under or an exemption from the Act and have not been registered under the Act, as amended, or any State securities laws and are being issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable.  Although our current revenue model contemplates revenues from MyStudio sufficient to break-even within six to nine months, there is no assurance that these revenues will occur.  In addition, we expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; pursue research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

Costs associated with designing, developing, manufacturing, marketing and developing the infrastructure we will need to support our customers will depend upon many factors, including the number of MyStudio locations.  Therefore, we cannot now determine the amount by which our expenses will increase as we grow.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

RISK FACTORS - continued

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

The Company is not subject to any dispute, claim or lawsuit or threatened lawsuit alleging the violation of intellectual property rights of a third party.  The Company believes MyStudio is not in violation of any patents claimed by others. To the extent that the Company is ever alleged to have violated a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives.  Any of these claims, with or without merit, could subject the Company to costly litigation and the diversion of their technical and management personnel.  If the Company incurs costly litigation and its personnel are not effectively deployed, the expenses and losses incurred by them will increase, and their profits, if any, will decrease.

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

Inability to Manage Rapid Growth.

The Company expects to grow very rapidly.  Rapid growth often places considerable operational, managerial and financial strain on a business.  To successfully manage rapid growth, the Company must accurately project its rate of growth and:

●	rapidly improve, upgrade and expand its business infrastructures;
●	deliver its product and services on a timely basis;
●	maintain levels of service expected by clients and customers;
●	maintain appropriate levels of staffing;
●	maintain adequate levels of liquidity; and
●	expand and upgrade its technology, transaction processing systems and network hardware or software or find third parties to provide these services.

Our business will suffer if the Company is unable to successfully manage its growth.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

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

Dividend Policy.

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

	Year Ended June 30, 2008		Year Ended June 30, 2007		Year Ended June 30, 2006		Year Ended June 30, 2005		Year Ended June 30, 2004
Cash		$391,109		$417,236		$207	$	---	$	---
Operating Revenue	$	---	$	---	$	---	$	---	$	---
Net Loss		$(8,616,973)		$(5,630,587)		$(107,973)		$(106,677)		$(107,613)
Net Loss per share of Common Stock		$(0.71)		$(0.80)		$(0.08)		$(0.10)		$(0.10)
Working Capital (deficit)		$157,652		$383,310		$(496,620)		$(1,322,130)		$(1,264,203)
Total Assets		$2,109,338		$1,759,007		$588,306	$	---	$	---
Total Liabilities		$505,010		$385,477		$1,078,526		$1,322,130		$1,264,203
Stockholder’s Equity (deficit)		$1,593,275		$1,373,530		$(490,490)		$(1,322,130)		$(1,264,203)

ITEM 2. DESCRIPTION OF PROPERTY.

In January 2006, the Company entered into a one-year lease for approximately 5,400 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 75260.  The lease was extended for an additional year ending January 31, 2007 and subsequently extended to August 31, 2008.  On June 15, 2008, we expanded into and also occupy approximately 5,400 square feet adjoining the original premises.  Under the terms of the extended, expanded lease, we occupy the premises on a month-to-month basis.  The total lease expense is $12,000 per month, payable in cash and common stock of the Company.

In anticipation of implementation of our business plan, we have also leased an additional 9,400 feet of office space in another building located at 7812 E. Acoma, Scottsdale, Arizona, at a monthly cost of $12,225.   We have not yet occupied this space.

ITEM 3. LEGAL PROCEEDINGS.

The Company is an interpleader party to a lawsuit in the Southern District of Georgia, Savannah Division, pursuant to which the Company seeks to prevent the release of 100,000 shares of its common stock to a third-party and asks the court to return those shares to the Company.   The suit seeks no damages from the Company and the Company believes that it will prevail in the matter.

Except as described in the preceding paragraph, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 16, 2007, a majority of the shareholders of the Company and a majority of the shareholders of Studio One Entertainment, Inc., approved the acquisition of Studio One Entertainment, Inc., by the Company.  No further matters were submitted to a vote of our securities holders during the fiscal year ended June 30, 2007 and none were submitted to the securities holders during the fiscal year ended June 30, 2008.

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. - continued

PER SHARE COMMON STOCK BID PRICE BY QUARTER

For the Fiscal Year Ending on June 30, 2008	High	Low
Quarter Ended June 30, 2008	5.50	3.80
Quarter Ended March 31, 2008	5.80	3.90
Quarter Ended December 31, 2007	6.25	4.05
Quarter Ended September 30, 2007	6.40	3.70

For the Fiscal Year Ending on June 30, 2007	High	Low
Quarter Ended June 30, 2007	6.80	4.20
Quarter Ended March 31, 2007	6.95	5.44
Quarter Ended December 31, 2006	6.90	3.75
Quarter Ended September 30, 2006	4.05	2.00

HOLDERS

As of June 30, 2008, the number of stockholders of record according to the Company’s transfer agent, not including beneficial owners whose shares are held by banks, brokers and other nominees, was approximately 425.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

DIVIDENDS

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, an 8% annual dividend is due and owing.  As of June 30, 2008, the Company has not declared dividends on Series A or B preferred stock.  The unpaid cumulative dividends totaled approximately $158,625.  See Note 6 of Notes to Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR FISCAL YEARS 2008 AND 2007

FISCAL YEAR 2008

During fiscal year ended June 30, 2008, the Company accepted subscriptions for 1,115,830 shares of unregistered restricted shares of common stock at an average price per share of $2.83 for a total of $3,152,500 and agreed to issue 1,089,163 shares pursuant to warrants granted in connection with such placements.  The warrants may be exercised at any time within a two-year period beginning on the date of the respective investments at an average exercise price of $3.83.  The Company also agreed to issue 534,036 shares pursuant to warrants granted to various employees and consultants, which may be exercised at varying times ranging from two to five years.  In addition, the Company issued 683,489 shares of common stock for consulting, legal and other services valued at $2,657, 493, 5,000 shares for a vehicle valued at $24,125, and 833 shares in conversion of preferred shares valued at $4,027.   During the fiscal year ended June 30, 2008, Warrantholders exercised various options for 44,507 shares for a total of $133,520, an average of $3.00 per share.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 2008 AND 2007

RESULTS OF OPERATIONS

The Company had no operating revenue in either fiscal year 2008 or 2007.

The net loss for the fiscal year ended June 30, 2008, was $8,616,973 compared with a net loss of $5,630,587 for the fiscal year ended June 30, 2007.  As a result of the intensive research and development program embarked upon at the end of fiscal year 2006, research & development costs increased from $457,670 in fiscal year 2007 to $1,065,168 in fiscal year 2008.  These costs included persons engaged on a contractual basis to develop MyStudio and its intellectual components, as well as outside expenses incurred to construct a working prototype and the first production model and the hardware and software necessary to make the studio fully operational.

General and administrative costs for fiscal year 2008 increased by approximately $2.4 million over fiscal year 2007 which included a one-time charge in fiscal year 2008 in the amount of $3,012,052 for Stock Warrants issued to various investors in connection with equity raises during the year and to various parties providing services to the Company.  This increase is attributable to several events.  First, the active pursuit of the new business concept offered in connection with the April 2007 acquisition of Studio One Entertainment, Inc., was accompanied by expenses directly associated with the undertaking.  Additional personnel, such as software developers, design engineers, administrative staff and others were hired, increasing expenses substantially.  The largest increases in general and administrative expenses came, however, in the form of outside services secured by the Company without, for the most part, the outlay of cash.  These included: financial advisory services ($1,415,115), legal and professional services ($342,915), technical and other services ($165,078), and advertising and marketing services ($104,418).  For these services, the Company issued shares of common stock valued, for financial statement purposes, at the average between the high and low prices of the Company’s Common Stock on the date of grant.  In addition, the Company incurred a one-time charge in fiscal year 2008 in the amount of $3,012,052 for Stock Warrants issued to various investors in connection with equity raises during the year and to certain consultants.  We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under SFAS 123R, consistent with that used for pro-forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation .

In contrast to increases in general and administrative expenses, interest expense declined from $22,844 in fiscal year 2007 to $14,553 in fiscal year 2008.  This decline is attributed to the reduction in outstanding short-term debt in the form of extinguishment and conversion as discussed below and elsewhere in this Report.

For the fiscal year 2007 the Company did recognize other income of $374,416, respectively, in the form of a gain on the extinguishment of indebtedness barred by the statute of limitations. The extinguishments of these various debts were non-cash transactions and did not result in an inflow of cash to the Company.  No similar income was reported for fiscal year 2008.

By virtue of the conversion of approximately $925,000 in debt to equity in October 2006, the extinguishment of some $385,000 in indebtedness barred by the statute of limitations, and the infusion of new capital, the Company has improved its liquidity substantially.  At June 30, 2005, the Company had a Working Capital deficit of $1,322,130.  By the end of fiscal year 2008, the Company had a Working Capital surplus of $157,652.   At June 30, 2008, the Company had a Working Capital surplus of $298,307.

NET OPERATING LOSSES

We have accumulated approximately $23 million of net operating loss carryforwards as of June 30, 2008, which the Company believes may be offset against future taxable income through 2028.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2008 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

LIQUIDITY AND CAPITAL RESOURCES

The Company had no revenue collections during the fiscal year ended June 30, 2008.

Subsequent to 2002, when its then operations as Dimensional Visions Incorporated were discontinued, the Company has met its financial needs through debt financing and through the sales and issuances of its securities.  During the fiscal year ended June 30, 2008, the Company has undertaken several sales of non-registered securities in a series of private transactions.  The Company issued 1,115,830 unregistered restricted shares at an average price of $2.83 per share for a total of $3,152,500 and granted warrants to these security holders to acquire an additional 1,089,163 shares at an average exercise price of $3.83 at any time within two years after the dates of their respective investments.  In addition, the Company granted warrants to various employees and consultants to acquire 534,036 shares at an average price of $3.92 at various times up to 5 years.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memoranda.

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

RECENT ACCOUNTING PRONOUNCEMENTS. - continued

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

RECENT ACCOUNTING PRONOUNCEMENTS. - continued

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements as of and for the fiscal years ended June 30, 2008 and 2007 have been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC.  The aforementioned financial statements are included herein starting with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The auditor for the Company is the firm of Moore & Associates, Chartered, 2675 S. Jones Blvd., Suite 109, Las Vegas, NV 89146, who were engaged on May 18, 2006.

The audit reports of Moore & Associates on the financial statements for the year ended June 30, 2008 contained a separate paragraph stating:  “The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses since inception of $39,081,880 and has no revenues, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. - continued

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

During the registrant's two most recent fiscal years, neither the registrant nor anyone on its behalf consulted Moore & Associates, Chartered, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements.

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

The Certifying Officers have evaluated the effectiveness of the Company's “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2008 and June 30, 2007, our disclosure controls and procedures were effective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The Certifying Officers based their conclusion on the fact that the Company had suspended operations in 2002 and had not recommenced operations, and that the activities requiring disclosure were de minimis, all of which were the subject of review by the Company’s outside auditors.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the framework of conducting an extensive review of existing documentation and transactions to make that evaluation.  As of June 30, 2008 and June 30, 2007, the Company had a deficiency in internal controls. This deficiency is attributed to the fact that the Company has an inadequate number of persons knowledgeable about US GAAP principles among whom it can segregate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  This control deficiency will be monitored and attention will be given to the matter as the Company begins operations as an active business entity. Management has concluded that this control deficiency constituted a material weakness that continued throughout fiscal year 2008.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company as of June 30, 2008 are as follows:

Name	Age	Position

Preston J. Shea	60	Director, President, CEO, Secretary
Kenneth R. Pinckard	62	Director, Vice President, CFO
Barry M. Goldwater, Jr.	69	Director, Chairman
Shelly Yakus	62	Vice President
Matthew Long	42	Vice President

The directors and officers of wholly owned operating subsidiary, Studio One Entertainment, Inc., at June 30, 2008, is:

Name	Age	Position

Lawrence G. Ryckman	49	Director, President, CEO, Secretary

Preston J. Shea , President, Secretary, and Director was the sole officer and director of the Company from September 2003 to March 2006.  He is licensed as an attorney in the State of Arizona and as a Barrister and Solicitor by the Law Society of Upper Canada in Ontario. From 1999 to present, he has been vice president and general counsel for an international business organization with offices in Canada and the United States and representative offices in Russian, China, Austria and Mexico. From 1990 to 1999, he practiced international immigration law and business law in Ontario, Canada, Detroit, Michigan and Phoenix, Arizona, with an emphasis on the North American Free Trade Agreement. Prior to that, from 1986 to 1990, he was employed by the government of Canada in various positions including Chief of Staff for the Federal Minister of the Environment, Special Assistant to the Federal Minister of International Trade, and as a Senior Investment Advisor in the Los Angeles offices of the Canadian Consulate. Prior to his tenure with the Canadian government, he was actively engaged in various legal and business positions in the private sector.

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

Larry Ryckman is an award winning entrepreneur and businessman with notable achievements in the Entertainment, High Technology and Sports industries.  Larry previously co-founded and served as president and CEO of entertainment/technology company, QSound, Ltd., which develops proprietary sound technologies for the entertainment, computer, cell phone and video game industries. During his tenure as president, QSound grew from a start-up to a NASDAQ listed, internationally recognized player in the industry and secured over a dozen patents.  Larry completed licensing and joint venture agreements with multi-national corporations such as Polygram, Nintendo, JVC, Coca Cola, and NEC.  Larry is the founder of Studio One Entertainment, Inc.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation earned by or paid to the Company's Officers for the last two fiscal years.  Only one officer of the Company earned more than $100,000 in the last three fiscal years.

					Long Term Compensation
	Annual Compensation				A wards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payout ($)	All Other Compensation ($)

Preston J. Shea President,	2008	-0-	-0-	-0-	-0-	-0-	-0-	$32,670
Secretary	2007	-0-	-0-	-0-	-0-	-0-	-0-	$53,500

Kenneth R. Pinckard, Vice	2008	$61,865	-0-	-0-	-0-	-0-	-0-	$5,280
President, Treasurer	2007	-0-	-0-	-0-	-0-	-0-	-0-	$59,800

Shelly Yakus, Vice	2008	$16,200	-0-	-0-	-0-	-0-	-0-	$5,280
President	2007	-0-	-0-	-0-	-0-	-0-	-0-	$6,000

Matthew Long, Vice	2008	$90,000	-0-	$12,495	-0-	-0-	-0-	$29,020
President	2007	30,940	-0-	-0-	-0-	-0-	-0-	$-0-

Lawrence E. Meyers, Vice	2008	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
President	2007	67,500	-0-	-0-	-0-	-0-	-0-	$6,000

Lawrence G. Ryckman,	2008	-0-	-0-	-0-	-0-	-0-	-0-	$29,914
President of Studio One	2007	-0-	-0-	-0-	-0-	-0-	-0-	$6,000
Entertainment, Inc.

EMPLOYMENT AND RELATED AGREEMENTS

The Company has no employment agreements with any of its current management.

EQUITY COMPENSATION PLANS

As of June 30, 2008 our equity compensation plans were as follows:

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

ITEM 10. EXECUTIVE COMPENSATION. - continued

2004 Stock Incentive Plan

On February 28, 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the "2004 Plan").  The purpose of the 2004 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals.  The 2004 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 100,000 shares of the Company's common stock is reserved for issuance under stock options to be issued under the 2004 Plan.  On May 24, 2004, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share.  As of June 30, 2008, the Company has issued all of the shares covered by the 2004 Plan.

2006 Employee Stock Incentive Plan

On October 13, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (the "2006 Plan"). The purpose of the 2006 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals.  The 2006 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 100,000 shares of the Company's common stock is reserved for issuance under stock options to be issued under the 2006 Plan.  On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share.  As of June 30, 2008, the Company has issued all of the shares covered by the 2006 Plan.

2007 Non-Executive Employee Stock Option Plan

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2008, concerning shares of the Company’s common stock, the only class of securities that are issued and outstanding, held by (1) each stockholder known to own beneficially more than five percent of the common stock as of June 30, 2007 with the number of outstanding shares at 13,212,398, (2) each of the directors, (3) each of the executive officers, and (4) all of the directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Preston J. Shea 1 Yonge Street, Suite 1801 Toronto, ON M5E 1W7	67,000 Direct (4)	0.50%
Barry M. Goldwater, Jr. 3104 E. Camelback Rd., #274 Phoenix, AZ 85016	57,000Direct (4)	0.43%
Kenneth R. Pinckard 3104 E. Camelback Rd. #245 Phoenix, AZ 85016	1,000	0.01%
Lawrence G. Ryckman 13470 N. 85 th Place Scottsdale, AZ 85260	5,129,500 Indirect (3)	38.46%
Paul D. Fisher 8956 Wonderland Ave Los Angeles, CA 90046	90,000 Direct	0.67%
Shelly Yakus 1778 Lantana Drive Minden, NV 89423	50,000 Direct	0.37%
Matthew Long 17197 N. 54 th Avenue Glendale, AZ 85308	31,000 Direct (5)	0.23%
Andrea Dworshak 20701 N. Scottsdale Rd., #107-235 Scottsdale, AZ 85255	700,000 Indirect (6)	5.25%
Perry D. Logan 420 Saint Andrews Court Las Vegas, NV 89144	1,443,105 Direct	10.82%

Officers and Directors as a group (7 persons)	5,414,500	40.68%

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

(2)
This table is based on 13,212,398 shares of Common Stock outstanding as of June 30, 2008 plus options to purchase 125,000 shares granted to two directors and one officer.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 90 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

During the year ended June 30, 2006, Lawrence Ryckman, President of Studio One Entertainment, Inc., either directly or through affiliated entities, loaned the Company $93,948; during the year ended June 30, 2007, these same persons loaned an additional $43,400 to the Company.  These funds were advance to further the Research and Development Program of the Company.  During the year ended June 30, 2007, the Company repaid $40,566 of these loans.  At June 30, 2007, the amount owed Mr. Ryckman and his affiliated entities was $96,782.  These loans are demand notes, to be repaid at ten percent interest.   During the year ended June 30, 2008, Mr. Ryckman, either directly or through affiliated entities, loaned the Company $25,000.  The Company repaid $24,465.  At June 30, 2008, the amount owed Mr. Ryckman and his affiliated entities, including accrued interest, is $108,319.

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

ITEM 13. EXHIBITS

The following Exhibits are incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation, dated May 12, 1988. (a)
3.1	Certificate of Amendment of Articles of Incorporation of Dimensional Visions Incorporated dated January 16, 2006. (f)
3.2	Certificate of Amendment of Articles of Incorporation of Elevation Media, Inc., dated March 24, 2006. (f)
3.2	Bylaws. (a)
3.3	Certificate of Amendment of Certificate of Incorporation of Dimensional Visions Incorporated dated January 22, 2004. (f)
4.1	Certificate of Designation of Series A Convertible Preferred Stock, dated December 12, 1992. (a)
4.1	Form of Warrant issued to participants in 2007 Private Placements (g)
4.2	Certificate of Designation of Series B Convertible Preferred Stock, dated December 22, 1993. (a)
4.3	Certificate of Designation of Series P Convertible Preferred Stock, dated September 11, 1995. (a)
4.4	Certificate of Designation of Series S Convertible Preferred Stock, dated August 28, 1995. (a)
4.5	Certificate of Designation of Series C Convertible Preferred Stock, dated November 2, 1995. (a)
4.6	Certificate of Designation of Series D and Series E Convertible Preferred Stock dated August 25, 1999. (a)
4.7	Form of Warrant Agreement to debt holders, dated January 15, 1998. (a)
4.8	Form of Warrant Agreement to debt holders, dated April 8, 1998. (a)
4.9	Form of Warrant Agreement to participants in Private Placement dated April 8, 1998. (a)
4.10	Pledge Agreement dated January 11, 2001 with Dale Riker and Russ Ritchie. (b)
4.11	Investment Agreement dated December 13, 2000, with Swartz Private Equity, LLC. (b)
4.12	Merrill Lynch Portfolio Reserve Loan and Collateral Account Agreement, dated January 12, 2002. (b)
10.1	1996 Equity Incentive Plan. (a)
10.1	Stock Purchase Agreement, dated March 29, 2006, between Studio One Entertainment, Inc., and Dimensional Visions Incorporated. (g)
10.2	1999 Stock Option Plan. (a)
10.2	Exchange Agreement between Studio One Media, Inc., and Studio One Entertainment, Inc., dated April 16, 2007 (g)
10.3	Employment Agreement dated January 1, 2001, with John D. McPhilimy. (c)
10.3	Accord and Satisfaction, dated October 11, 2006, between Dimensional Visions, Inc., and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC (g)
10.4	Employment Agreement dated July 1, 2001, with Bruce D. Sandig. (c)
10.5	Settlement Agreement and Release dated April 30, 2003, between the Company and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC. (d)
14	Dimensional Visions, Inc. Code of Ethics. (e)

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
(c) Incorporated by reference from the Company’s Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002.
(d) Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2003, filed October 15, 2003.
(e) Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2004, filed November 15, 2004.
(f) Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2006, filed September 29, 2006.

(g)         Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2007, filed September 28, 2007, and Form 10-KSB/A for the fiscal year ended June 30, 2007, filed May 27, 2008.

The following Exhibits are filed herewith:

21.1	Subsidiaries of the Registrant
23.1	Consent of Moore & Associates, Chartered
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2008 and 2007.

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees (1)	$32,800	$17,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	$32,800	$17,000

1.
Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended June 30, 2008 and 2007, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

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

4.
All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2008 and 2007.

Noneof the "audit-related," "tax" and "all other" services in 2007, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

STUDIO ONE MEDIA, INC.

Date: September 29, 2008	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated .

STUDIO ONE MEDIA, INC.

Date: September 29, 2008	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title: Director, President, Secretary

STUDIO ONE MEDIA, INC.

Date: September 29, 2008	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Accounting Officer

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Studio One Media, Inc
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Studio One Media, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and cumulative July 1, 2002 through June 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio One Media, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and cumulative July 1, 2002 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses since inception of $39,081,880 and has no revenues, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 26, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2008	2007

ASSETS

Current Assets
Cash	$391,109	$417,236
Accrued Interest Receivable	55,701	32,535
Prepaid Expenses	48,153	124,184
Notes Receivable-Current	178,752	194,663

Total Current Assets	673,715	768,618

Property and Equipment, Net	548,070	156,956

Other Assets
Deposits	29,630	6,400
Intangible Assets, net	857,923	827,033

Total Other Assets	887,553	833,433

Total Assets	$2,109,338	$1,759,007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$358,359	$235,090
Notes Payable - Related Party	108,319	104,502
Notes Payable - Current	49,385	45,885

Total Current Liabilities	516,063	385,477

Long-Term Liabilities	-	-

Total Liabilities	516,063	385,477

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 524,044 shares at June 30, 2008
and June 30, 2007, respectively	524	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 13,212,398 and 11,362,739 shares at
June 30, 2008 and June 30, 2007, respectively	13,212	11,363
Additional Paid in Capital	40,672,472	31,837,603
Accumulated Deficit - Pre Development Stage	(24,404,302)	(24,404,302)
Accumulated Deficit - Development Stage	(14,688,631)	(6,071,658)

Total Stockholders' Equity	1,593,275	1,373,530

Total Liabilities and Stockholders' Equity	$2,109,338	$1,759,007

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			July 1, 2002
	Year Ended	Year Ended	through
	June 30, 2008	June 30, 2007	June 30,
			2008

Revenues
Sales	$-	$-	$-
Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses
General and Administrative Expenses	7,561,257	5,158,340	13,258,681
Research and Development	1,065,168	457,670	1,522,838

Total Operating Expenses	8,626,425	5,616,010	14,781,519

Loss from Operations	(8,626,425)	(5,616,010)	(14,781,519)

Other Income (Expense)
Interest Expense	(14,553)	(22,844)	(312,800)
Other Income	24,005	-	24,005
Gain on Extinguishment of Indebtedness	-	8,267	381,683

Total Other Income (Expense)	9,452	(14,577)	92,888

Loss before Income Taxes	(8,616,973)	(5,630,587)	(14,688,631)
Income Tax Expense	-	-	-

Net Loss	$(8,616,973)	$(5,630,587)	$(14,688,631)

Basic Loss Per Share of Common Stock	$(0.71)	$(0.80)

Weighted Average Number of Shares Outstanding	12,179,418	7,077,032

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated	Accumulated
						Deficit	Deficit
	Preferred Stock		Common Stock		Paid In	Pre-Development	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity

Balance, June 30, 2002	524,044	$524	1,065,984	$1,066	$23,343,180	$(24,404,302)	$-	$(1,059,532)

Common Shares surrendered
and cancelled	-	-	(36,458)	(36)	36	-	-	-

Net Loss	-	-	-	-	-	-	(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,029,526	1,030	23,343,216	(24,404,302)	(118,808)	(1,178,340)

Common Shares issued
for services	-	-	29,000	29	21,721	-	-	21,750

Net Loss	-	-	-	-	-	-	(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,058,526	1,059	23,364,937	(24,404,302)	(226,421)	(1,264,203)

Common Shares issued
for services	-	-	65,000	65	48,685	-	-	48,750

Net Loss	-	-	-	-	-	-	(106,677)	(106,677)

Balance, June 30, 2005	524,044	524	1,123,526	1,124	23,413,622	(24,404,302)	(333,098)	(1,322,130)

Common Shares issued
for services	-	-	300,000	300	332,200	-	-	332,500

Common Shares issued in
purchase of promissory notes	-	-	839,227	839	313,274	-	-	314,113

Common Shares issued in
purchase of securities	-	-	50,000	50	93,950	-	-	94,000

Common Shares issued for cash			478,571	479	198,521			199,000

Net Loss	-	-	-	-	-	-	(107,973)	(107,973)

Balance, June 30, 2006	524,044	524	2,791,324	2,792	24,351,567	(24,404,302)	(441,071)	(490,490)

Common Shares issued
for services	-	-	456,752	457	2,223,690	-	-	2,224,147

Common Shares issued for cash	-	-	1,001,835	1,002	1,898,498	-	-	1,899,500

Common Shares for assets	-	-	6,950,000	6,950	116,031	-	-	122,981

Fair value of warrants granted	-	-	-	-	2,322,269	-	-	2,322,269

Common Shares issued in
satisfaction of debt	-	-	162,828	162	925,548	-	-	925,710

Net Loss	-	-	-	-	-	-	(5,630,587)	(5,630,587)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - continued

Balance, June 30, 2007	524,044	524	11,362,739	11,363	31,837,603	(24,404,302)	(6,071,658)	1,373,530

Common Shares issued
for services	-	-	684,322	684	2,794,313	-	-	2,794,997

Common Shares issued for cash	-	-	1,160,337	1,160	3,151,384	-	-	3,152,544

Stock offering costs	-	-	-	-	(147,000)	-	-	(147,000)

Common Shares for assets	-	-	5,000	5	24,120	-	-	24,125

Fair value of warrants granted	-	-	-	-	3,012,052	-	-	3,012,052

Net Loss	-	-	-	-	-	-	(8,616,973)	(8,616,973)

Balance, June 30, 2008	524,044	$524	13,212,398	$13,212	$40,672,472	$(24,404,302)	$(14,688,631)	$1,593,275

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
	Year Ended	Year Ended	July 1, 2002 through
	June 30, 2008	June 30, 2007	June 30, 2008

Cash Flows From Operating Activities

Net Loss	$(8,616,973)	$(5,630,587)	$(14,688,631)
Adjustments to reconcile to cash from
operating activities:
Depreciation and amortization	45,099	8,968	54,067
Common stock issued for services	2,794,997	2,224,147	5,040,894
Fair value of warrants granted	3,012,052	2,322,269	5,334,321
Changes in Operating Assets & Liabilities:
Accrued Interest Receivable	(23,166)	24,760	(55,701)
Notes Receivable	15,911	229,741	(184,752)
Prepaid Expenses	76,031	5,647	81,678
Investments - Securities	-	94,000	-
Deposits	(23,230)	-	(29,630)
Accounts Payable	130,486	(96,353)	(41,039)

Net Cash Used in Operating Activities	(2,588,793)	(817,408)	(4,488,793)

Cash Flows from Investing Activities

Purchase of Property and Equipment	(398,475)	(165,924)	(564,399)
Purchase of Other Assets	(34,744)	(827,883)	(862,627)

Net Cash Used in Investing Activities	(433,219)	(993,807)	(1,427,026)

Cash Flows from Financing Activities

Issuance of Common Stock	3,152,544	1,899,500	6,040,677
Repayment of Notes Payable	(9,659)	-	(9,659)
Stock Offering Costs Paid	(147,000)	-	(147,000)
Issuance of Notes Payable	-	328,744	422,892

Net Cash from Financing Activities	2,995,885	2,228,244	6,306,910

Net Increase (Decrease) in Cash	(26,127)	417,029	391,091

Cash, Beginning of Period	417,236	207	18

Cash, End of Period	$391,109	$417,236	$391,109

Supplemental Cash Flow Disclosure:

Cash Paid For:
Interest Expense	$-	$-	$230,842
Income Taxes	$-	$-	$-

Non Cash Financing Activities:
Common stock issued for assets	$24,125	$122,981	$147,136
Equipment purchased under capital lease	$9,759	$-	$9,759

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

The volume of business was not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its prior operations and was reclassified as a development stage company.  Since becoming a Development Stage Company in 2002, the Company has financed its operations primarily through the sale of its securities. The Company has had no sales during the year ended June 30, 2008, or during the cumulative period from July 1, 2002 through June 30, 2008.

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

GOING CONCERN

The Company has incurred losses since inception of $39,092,933 and has no revenues which raises substantial doubt about its ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve revenues from its personal recording studio kiosk business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording kiosks.

INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Note 1: Summary of Significant Accounting Policies - continued

LOSS PER SHARE

Basic and diluted loss per common share is calculated using the weighted average number of common shares outstanding during the period. The Company’s 2,473,362 warrants, 14,814 shares to be issued upon the conversion of the preferred stock and 6,000 shares to be issued upon conversion of debt are excluded from the computation of diluted earnings per share as they are anti-dilutive.

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

SHARE-BASED COMPENSATION

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

CASH AND CASH EQUIVALENTS

For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2008 and 2007.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $100,000.  Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had approximately $290,000 in excess of federally insured limits at June 30, 2008.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Note 1: Summary of Significant Accounting Policies - continued

REVENUE RECOGNITION

The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company's revenues are expected to be generated from sale of video and audio recorded products. Revenues from the sale of products will be collected at the point of sale. The products will be delivered simultaneously with the sale accordingly revenues will be realized and recognized at the time of the transaction.

RESEARCH AND DEVELOPMENT

The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs”. The Company incurred research and development expenses of $1,065,068 and $458,872 during the years ended June 30, 2008 and 2007, respectively.

ADVERTISING AND MARKETING

The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $24,362 and $5,392 for the years ended June 30, 2008 and 2007, respectively.

RECLASSIFICATION

Certain amounts in the June 30, 2007 financial statements have been reclassified to conform to the presentation in the June 30, 2008 financial statements.

Note 2: Accounts Payable and Accrued Expenses

A summary of Accounts Payable and Accrued Expenses Follows:
	June 30, 2008	June 30, 2007
Accounts Payable	$180,000	$219,990
Outstanding Manufacturing Orders	127,921	0
Accrued Interest	35,438	15,100
Other Accrued Expenses	15,000	0
Total	$358,359	$235,090

Note 3: Short-Term Borrowings

During July and August of 2001 the Company borrowed $45,000 and issued a 14% convertible debenture for $25,000 due in October 2001 and issued a 12% convertible debenture for $20,000 due in February 2002. Both debentures were in default under the terms of the debenture agreement. The $20,000 debenture, together with all accrued interest thereon, was converted to equity in the year ended June 30, 2007.  The Company continues to accrue interest on the remaining $25,000 obligation. The debenture is convertible into 6,000 shares of the Company's common stock at $7.50 per share after given effect for the 1 to 60 share reverse split.

As of June 30, 2008, the Company owes $108,319 for funds borrowed from related parties including accrued interest of $11,053. The loans are unsecured, accrue interest at 10% per annum and are due upon demand.

During 2008, the Company purchased equipment under a capital lease. The lease is secured by the equipment and due in monthly payments of $808.

A summary of Short Term Borrowings Follows:
	Rates	June 30, 2008	June 30, 2007
Related Party Loan	10%	$108,319	$104,502
Convertible Debenture	14%	49,385	45,885
Equipment Lease	12%	7,336	0
Total		$165,040	$150,387

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Note 4: Commitments and Contingencies

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2008 were approximately $158,625.

The Company leases certain office facilities pursuant to a one-year lease that commenced February 2006, for approximately 5,400 square feet of office space located in Scottsdale, Arizona.  The lease was extended for an additional year ending January 31, 2007 and subsequently extended to August 31, 2008.  On June 15, 2008, the expanded into and also occupies approximately 5,400 square feet adjoining the original premises.  Under the terms of the extended, expanded lease, the Company occupies the premises on a month-to-month basis.  The total lease expense is $12,000 per month, payable in cash and common stock of the Company.

In anticipation of implementation of its business plan, the Company has also leased an additional 9,400 feet of office space in another building located in Scottsdale, Arizona, at a monthly cost of $12,225.   The Company has not yet occupied this space.

Note 5: Common Stock

During the year ended June 30, 2007, the Company issued 1,001,835 shares for $1,899,500 in cash.  456,752 shares of the Company’s common stock for consulting services rendered to the Company valued at $2,224,146. The Company also issued 6,950,000 shares for its wholly owned subsidiary valued at $122,981 and 162,828 shares in conversion of debt in the amount of $925,710.

During the year ended June 30, 2008, the Company issued 1,160,337 shares for $3,152,544 in cash, 684,322 shares of the Company’s common stock for consulting services rendered to the Company valued at $2,794,997. The Company also issued 5,000 shares for a vehicle valued at $24,125.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Note 6: Preferred Stock - continued

On November 15, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). This plan was approved by a majority of our stockholders at our January 28, 2000, stockholders' meeting. The purpose of the 1999 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals. The 1999 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company. A maximum of 1,500,000 shares of the Company's common stock are available to be issued under the 1999 Plan. The option exercise price will be 100% of the fair market value of the Company's common stock on the date the option is granted and will be exercisable for a period not to exceed 10 years from the date of grant. As of June 30, 2008, no stock options have been granted under this plan.

On May 17, 2004, the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On May 24, 2004, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of June 30, 2008, the Company has issued all shares covered by the 2004 Stock Incentive Plan.

On October 13, 2006 the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.  A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering shares provided by this plan. As of June 30, 2007, the Company has issued 47,282 shares covered by the 2006 Stock Incentive Plan and recorded an expense of $282,380. As of June 30, 2008, 52,718 remain unissued under this Plan. The value of shares issued pursuant to this Plan is computed using the Black-Scholes model as prescribed by FAS No. 123R.

During the year ended June 30, 2007, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2 years, a risk free interest rate of 5.35%, a dividend yield of 0% and volatility of 31%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $2,322,269.

During the year ended June 30, 2008, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2 years, a risk free interest rate of 2.35% to 5.35%, a dividend yield of 0% and volatility of 26% to 70%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $3,012,052.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of July 1, 2006	-	$0.00
Granted	850,163	3.18
Exercised	-	0.00
Cancelled	-	0.00
Outstanding as of June 30, 2007	850,163	3.18
Granted	1,677,706	3.83
Exercised	(54,507)	2.91
Cancelled	-	0.00
Outstanding at June 30, 2008	2,473,362	$3.63

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Note 6: Preferred Stock - continued

The following table summarizes the warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2007	$3.18	820,163	0.50	820,163	$3.18
2008	$3.83	1,653,199	1.50	1,653,199	$3.83
Total		2,473,362		2,473,362

Note 8: Income Taxes

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative NOL of $22,890,000. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2008 and 2007 were as follows:

	6-30-08	6-30-07
Deferred tax assets:
Intangible assets	$251,944	$251,944
Net operating loss carry forwards	8,994,974	8,011,500
	$9,246,918	$8,583,750

Net deferred tax asset	$9,246,918	$8,583,750
Valuation allowance	(9,246,918)	(8,583,750)
Net deferred tax asset reported	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% to pretax income from continuing operations for the years ended June 30, 2008 and 2007 due to the following:

	6-30-08	6-30-07

Book loss from operations	$(3,015,941)	$(1,970,705)
Options and warrants issued for services	1,054,218	812,794
Common stock issued for services	978,249	778,451
Valuation allowance	983,474	379,460
	$--	$--

The federal net operating loss carry forwards of approximately $27,335,000 expire in various years through 2028. In addition the Company has state carry forwards of approximately $10,821,000.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Note  9.  Intangible Assets

Intangible assets consist of computer software, website costs and video backgrounds.  Computer software is purchased from third party developers and recorded at cost.  Computer software is amortized over the estimated useful life of 3 years. Website costs are costs incurred to develop the Company’s website.  The website costs will be amortized over the estimated useful life of the website when placed in service during the year ended June 30, 2009. Video backgrounds are the costs incurred to develop video backgrounds for use in the Company’s recording Kiosks. The video background costs will be amortized over the estimated useful life of the website when placed in service during the year ended June 30, 2009.  Technology is the cost of proprietary knowhow and intellectual property. The technology will be amortized over the estimated useful life when placed in service during the year ended June 30, 2009. Patents and trademarks is the cost of patents pending and applied for trademarks. Patents and trademarks will be amortized over the estimated useful life when placed in service during the year ended June 30, 2009. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets. The Company’s intangible assets are comprised of the following June 30, 2008:

Computer software	$46,251

Website costs	91,375

Video backgrounds	4,312

Technology	575,871

Patents and trademarks	143,968

Accumulated amortization	(3,854)

Net Intangible Assets	$857,923

Note  10.  Property and Equipment

The Company’s property and equipment are comprised of the following June 30, 2008:

Furniture and equipment	$15,708

Office equipment and computers	191,859

Kiosks	313,565

Vehicles	29,125

Leasehold improvements	42,168

592,425

Accumulated depreciation	(44,355)

Net Property and Equipment	$548,070

The equipment is depreciated over its estimated useful life of 5 to 7 years under the straight-line method. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. Depreciation expense for the years ended June 30, 2008 and 2007 was $41,245 and $8,968, respectively.

Note  11.  The Effect of Recent Account Standards

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Note  11.  The Effect of Recent Account Standards - continued

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Note  11.  The Effect of Recent Account Standards - continued

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.