Form 10-Q
period 2008-09-30
STUDIO ONE MEDIA, INC.
filed 2008-11-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At September 30, 2008, the number of shares outstanding of common stock, $0.001 par value, was 13,906,047 shares.

	STUDIO ONE MEDIA, INC.

	INDEX
	PART I - FINANCIAL INFORMATION
		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets - September 30, 2008 (unaudited) and June 30, 2008	3

	Statements of Operations - For the three months and three months ended September 30, 2008 and 2007, and cumulative from July 1, 2002 through September 30, 2008 (unaudited)	4

	Statements of Stockholders’ Deficiency - For the year ended June 30, 2002, 2003, 2004, 2005, 2006 and 2007 and the three months ended September 30, 2008 (unaudited)	5

	Statements of Cash Flows - For the three months ended September 30, 2008 and 2007, and cumulative from July 1, 2002 through September 30, 2008 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	24

Item 4T.	Controls and Procedures	24
	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	35

Item 6.	Exhibits	35

	SIGNATURES	36

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008

	(unaudited)
ASSETS

Current Assets
Cash	$371,630	$391,109
Accrued Interest Receivable	64,428	55,701
Prepaid Expenses	105,915	48,153
Notes Receivable-Current	198,275	178,752

Total Current Assets	740,248	673,715

Property and Equipment, Net	1,350,261	548,070

Other Assets
Deposits	29,630	29,630
Intangible Assets, net	887,845	857,923

Total Other Assets	917,475	887,553

Total Assets	$3,007,984	$2,109,338

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$791,504	$358,359
Notes Payable - Related Party	95,291	108,319
Notes Payable - Current	50,260	49,385

Total Current Liabilities	937,055	516,063

Long-Term Liabilities	-	-

Total Liabilities	937,055	516,063

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 524,044 shares at September 30, 2008
and June 30, 2008, respectively	524	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 13,906,047 and 13,212,398 shares at
September 30, 2008 and June 30, 2008, respectively	13,906	13,212
Additional Paid in Capital	44,417,846	40,672,472
Accumulated Deficit - Pre Development Stage	(24,404,302)	(24,404,302)
Accumulated Deficit - Development Stage	(17,957,045)	(14,688,631)

Total Stockholders' Equity	2,070,929	1,593,275

Total Liabilities and Stockholders' Equity	$3,007,984	$2,109,338

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
			Cumulative
	For the Three Months Ended		July 1, 2002
	September	September	through
	30, 2008	30, 2007	September 30,
			2008

Revenues
Sales	$-	$-	$-
Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses
General and Administrative Expenses	3,132,172	1,228,568	16,390,853
Research and Development	144,093	107,605	1,666,931

Total Operating Expenses	3,276,265	1,336,173	18,057,784

Loss from Operations	(3,276,265)	(1,336,173)	(18,057,784)

Other Income (Expense)
Interest Expense	(875)	(875)	(313,675)
Other Income	8,726	-	32,731
Gain on Extinguishment of Indebtedness	-	-	381,683

Total Other Income (Expense)	7,851	(875)	100,739

Loss before Income Taxes	(3,268,414)	(1,337,048)	(17,957,045)
Income Tax Expense	-	-	-

Net Loss	$(3,268,414)	$(1,337,048)	$(17,957,045)

Basic Loss Per Share of Common Stock	$(0.24)	$(0.12)

Weighted Average Number of Shares Outstanding	13,487,767	11,414,714

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated	Accumulated
						Deficit	Deficit
	Preferred Stock		Common Stock		Paid In	Pre-Development	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity

Balance, June 30, 2002	524,044	$524	1,065,984	$1,066	$23,343,180	$(24,404,302)	$-	$(1,059,532)

Common Shares surrendered
and cancelled	-	-	(36,458)	(36)	36	-	-	-
Net Loss	-	-	-	-	-	-	(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,029,526	1,030	23,343,216	(24,404,302)	(118,808)	(1,178,340)

Common Shares issued
for services	-	-	29,000	29	21,721	-	-	21,750

Net Loss	-	-	-	-	-	-	(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,058,526	1,059	23,364,937	(24,404,302)	(226,421)	(1,264,203)

Common Shares issued
for services	-	-	65,000	65	48,685	-	-	48,750
Net Loss	-	-	-	-	-	-	(106,677)	(106,677)

Balance, June 30, 2005	524,044	524	1,123,526	1,124	23,413,622	(24,404,302)	(333,098)	(1,322,130)

Common Shares issued
for services	-	-	300,000	300	332,200	-	-	332,500
Common Shares issued in
purchase of promissory notes	-	-	839,227	839	313,274	-	-	314,113
Common Shares issued in
purchase of securities	-	-	50,000	50	93,950	-	-	94,000
Common Shares issued for cash			478,571	479	198,521			199,000
Net Loss	-	-	-	-	-	-	(107,973)	(107,973)

Balance, June 30, 2006	524,044	524	2,791,324	2,792	24,351,567	(24,404,302)	(441,071)	(490,490)

Common Shares issued
for services	-	-	456,752	457	2,223,690	-	-	2,224,147
Common Shares issued for cash	-	-	1,001,835	1,002	1,898,498	-	-	1,899,500
Common Shares for assets	-	-	6,950,000	6,950	116,031	-	-	122,981
Fair value of warrants granted	-	-	-	-	2,322,269	-	-	2,322,269
Common Shares issued in
satisfaction of debt	-	-	162,828	162	925,548	-	-	925,710
Net Loss	-	-	-	-	-	-	(5,630,587)	(5,630,587)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - continued

Balance, June 30, 2007	524,044	524	11,362,739	11,363	31,837,603	(24,404,302)	(6,071,658)	1,373,530

Common Shares issued
for services	-	-	684,322	684	2,794,313	-	-	2,794,997
Common Shares issued for cash	-	-	1,160,337	1,160	3,151,384	-	-	3,152,544
Stock offering costs	-	-	-	-	(147,000)	-	-	(147,000)
Common Shares for assets	-	-	5,000	5	24,120	-	-	24,125
Fair value of warrants granted	-	-	-	-	3,012,052	-	-	3,012,052
Net Loss	-	-	-	-	-	-	(8,616,973)	(8,616,973)

Balance, June 30, 2008	524,044	524	13,212,398	13,212	40,672,472	(24,404,302)	(14,688,631)	1,593,275

Common Shares issued
for services (unaudited)	-	-	130,319	130	589,189	-	-	589,319
Common Shares issued for cash
(unaudited)	-	-	563,330	564	1,669,436	-	-	1,670,000
Fair value of warrants granted
(unaudited)	-	-	-	-	1,486,749	-	-	1,486,749
Net Loss	-	-	-	-	-	-	(3,268,414)	(3,268,414)
(unaudited)
Balance, September 30, 2008	524,044	$524	13,906,047	$13,906	$44,417,846	$(24,404,302)	$(17,957,045)	$2,070,929

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three	Cumulative
	Months Ended	Months Ended	July 1, 2002 through
	September 30, 2008	September 30, 2007	September 30, 2008

Cash Flows From Operating Activities
Net Loss	$(3,268,414)	$(1,337,048)	$(17,957,045)
Adjustments to reconcile to cash from
operating activities:
Depreciation and amortization	10,509	7,677	64,576
Common stock issued for services	589,319	316,967	5,630,213
Fair value of warrants granted	1,486,749	581,735	6,821,070
Changes in Operating Assets & Liabilities:
Accrued Interest Receivable	(8,727)	-	(64,428)
Notes Receivable	(19,523)	24,999	(204,275)
Prepaid Expenses	(57,762)	(11,721)	23,916
Other Current Assets	-	(2,000)	-
Deposits	-	-	(29,630)
Accounts Payable	448,371	(68,851)	407,332

Net Cash Used in Operating Activities	(819,478)	(488,242)	(5,308,271)

Cash Flows from Investing Activities

Purchase of Property and Equipment	(811,169)	(94,436)	(1,375,568)
Purchase of Other Assets	(31,453)	(8,038)	(894,080)

Net Cash Used in Investing Activities	(842,622)	(102,474)	(2,269,648)

Cash Flows from Financing Activities

Issuance of Common Stock	1,670,000	490,000	7,710,677
Repayment of Notes Payable	(27,379)	-	(37,038)
Stock Offering Costs Paid	-	-	(147,000)
Issuance of Notes Payable	-	26,258	422,892

Net Cash from Financing Activities	1,642,621	516,258	7,949,531

Net Increase (Decrease) in Cash	(19,479)	(74,458)	371,612

Cash, Beginning of Period	391,109	417,236	18

Cash, End of Period	$371,630	$342,778	$371,630

Supplemental Cash Flow Disclosure:

Cash Paid For:
Interest Expense	$875	$875	$231,717
Income Taxes	$-	$-	$-

Non Cash Financing Activities:
Common stock issued for assets	$-	$24,125	$147,136
Equipment purchased under capital lease	$-	$4,028	$9,759

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND JUNE 30, 2008

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

The Company has had no sales during the three months ended September 30, 2008, or the years ended June 30, 2007, 2006, 2005, 2004 and 2003. The volume of business was not sufficient to support the Company's cost structure. Accordingly during April 2002 the Company ceased its prior operations and was reclassified as a development stage company.  Since becoming a Development Stage Company in 2002, the Company has financed its operations primarily through the sale of its securities.

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

In March 2006, the Company entered into an agreement to purchase Studio One Entertainment, Inc., a private Scottsdale, Arizona based company that is engaged in the design and manufacturing of a proprietary (patents pending), self contained interactive audio/video recording and conferencing studio designed for installation in shopping malls and other high traffic public areas (the “Studio One Entertainment Agreement”). The Studio One® studio will enable the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

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

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying Consolidated Balance Sheet as of September 30, 2008, the Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2008, our results of operations for the three months ended September 30, 2008 and 2007, and our cash flows for the three months ended September 30, 2008 and 2007. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending June 30, 2009.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K filed on September 29, 2008.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND JUNE 30, 2008

Note 1: Summary of Significant Accounting Policies - continued

GOING CONCERN

The Company has incurred losses since inception of $42,361,347 and has no revenues which raises substantial doubt about its ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve revenues from its personal recording studio business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording studios.

The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at September 30, 2008, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to secure additional financing it may not be able to continue as a going concern.

Further, there can be no assurances, that the Company will secure additional financing. In the event the Company is not able to secured additional financing or otherwise accomplish a sale, merger, or other business combination with another entity, it may cease its operations and/or seek protection under the bankruptcy laws.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND JUNE 30, 2008

Note 1: Summary of Significant Accounting Policies - continued

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

Note 2: Accounts Payable, Accrued Expenses

A summary of Accounts Payable and Accrued Expenses Follows:

	September, 30, 2008	June 30, 2008
Accounts Payable	$460,065	$180,000
Outstanding Manufacturing Orders	336,288	127,921
Accrued Interest	36,313	35,438
Other Accrued Expenses	0	15,000
Total	$832,666	$358,359

Note 3: Short-Term Borrowings

During July of 2001 the Company borrowed $25,000 and issued a 14% convertible debenture for $25,000 due in October 2001.  The debenture is in default under the terms of the debenture agreement.  The Company only recently obtained a current address for the debenture holder who has never made a demand on the Company or given notice of intent to convert.  The Company continues to accrue interest on this obligation.  The debenture is convertible into 6,000 shares of the Company's common stock at $7.50 per share after giving effect for the 1 to 60 share reverse split that occurred in May 2004.

As of June 30, 2008, the Company owes $108,319 for funds borrowed from related parties including accrued interest of $11,053. The loans are unsecured, accrue interest at 10% per annum and are due upon demand.   At September 30, the amount owed to related parties was $95,291 including accrued interst.

During 2008, the Company purchased equipment under a capital lease. The lease is secured by the equipment and due in monthly payments of $808.

A summary of Short Term Borrowings follows:

	Rates	9-30-08	6-30-08
Related Party Loan	10%	$95,291	$108,319
Convertible Debenture	14%	50,260	49,385
Equipment Lease	12%	4,913	7,336
Total		$150,464	$165,040

Note 4: Commitments and Contingencies

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2008 were approximately $158,625.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND JUNE 30, 2008

Note 4: Commitments and Contingencies - continued

The Company leases certain office facilities pursuant to a one-year lease that commenced February 2006, for approximately 5,400 square feet of office space located in Scottsdale, Arizona.  The lease was extended for an additional year ending January 31, 2007 and subsequently extended to August 31, 2008.  On June 15, 2008, the Company expanded into and also occupies approximately 5,400 square feet adjoining the original premises.  Under the terms of the extended, expanded lease, the Company occupies the premises on a month-to-month basis.  The total lease expense is $12,000 per month, payable in cash and common stock of the Company

In anticipation of implementation of its business plan, the Company has also leased an additional 9,400 feet of office space in another building located in Scottsdale, Arizona, at a monthly cost of $12,225.   The Company has not yet occupied this space.

Note 5: Common Stock

During the three months ended September 30, 2008, the Company issued 523,330 shares for $1,670,000 in cash.  130,319 shares of the Company’s common stock for consulting services rendered to the Company valued at $589,319.

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

The preferred shares are convertible into 14,814 shares of common stock.

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
SEPTEMBER 30, 2008 AND JUNE 30, 2008

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

On October 13, 2006 the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.  A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering shares provided by this plan. As of September 30, 2008, all of the shares authorized by the 2006 Stock Incentive Plan have been issued.  The value of shares issued pursuant to this Plan was computed using the Black-Scholes model as prescribed by FAS No. 123R.

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

During the three months ended September 30, 2008, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 2 years, a risk free interest rate of 2.35% , a dividend yield of 0% and volatility of 55%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $1,486,749.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of July 1, 2007	850,163	$3.18
Options Granted	1,677,706	3.83
Exercised	(54,507)	2.91
Cancelled/forfeited	-	0.00
Outstanding as of June 30, 2008	2,473,362	$3.63
Options Granted	799,697	4.00
Exercised	-	0.00
Cancelled/forfeited	(96,667)	2.50
Outstanding at September 30, 3008	3,176,392	$3.75

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND JUNE 30, 2008

Note 7: Stock Options and Warrants - continued

The following table summarizes the warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Issue Year	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2007	$3.18	753,496	0.25	753,496	$3.29
2008	$3.83	1,623,199	1.25	1,623,199	$3.86
2009	$4.00	799,697	1.50	799,697	$4.00
Total		3,176,392		3,176,392	$3.75

Note 8: Income Taxes

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative NOL. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of September 30, 2008 and June 30, 2008 were as follows:

	9-30-08	6-30-08
Deferred tax assets:
Intangible assets	$251,944	$251,944
Net operating loss carry forwards	9,412,295	8,994,974
	$9,664,239	$9,246,918

Net deferred tax asset	$9,664,239	$9,246,918
Valuation allowance	(9,664,239)	(9,246,918)
Net deferred tax asset reported	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% to pretax income from continuing operations for the years ended September 30, 2008 and June 30, 2008 due to the following:

	9-30-08		6-30-08

Book loss from operations	$(1,143,945)	$	(3,015,941)
Options and warrants issued for services	520,362		1,054,218
Common stock issued for services	206,262		978,249
Valuation allowance	417,321		983,474
	$--		$--

The federal net operating loss carry forwards of approximately $26,892,000 expire in various years through 2028. In addition the Company has state carry forwards of approximately $12,013,000.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND JUNE 30, 2008

Note  9.  The Effect of Recent Account Standards

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months ended September 30, 2008 and 2007. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.  We urge you not to place undue reliance on these forward-looking statements.

These statements include, among other things, statements concerning our expectations regarding:

•	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in the growth and growth rate of our operations, business, revenues, operating margins, costs, expenses, and acceptance of any products or services;

•	volatility of the stock market, particularly within the technology sector;

•	our future stock-based compensation charges;

•	our dilution related to all equity grants to employees;

•	that we will continue to make significant capital expenditure investments;

•	that we will continue to make investments and acquisitions;

•	the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•	the increase of research and development, sales and marketing and general and administrative expenses in the future;

•	that growth in advertising revenues from our web sites and studios will be achievable and sustainable;

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business; and

•	general economic conditions.

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this Report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this Report.

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

OVERVIEW

Studio One is a leading edge entertainment company utilizing start of the art technology.  Over the past several years, Studio One has developed MyStudio®, a self contained, high definition (HD) interactive audio/video recording studio designed for installation in shopping malls and other pedestrian high traffic areas.  MyStudio offers groundbreaking HD audio and video quality from a proprietary (22 patents pending), stand alone recording studio.  MyStudio and its accompanying website, www.MyStudio.net, uniquely incorporate the best elements of some the world’s leading internet and entertainment properties: the video sharing of YouTube, the social networking capabilities of MySpace and FaceBook and talent based contests made popular by American Idol, in a single entertainment venue.  MyStudio offers a unique “bricks and clicks” combination of hardware and software drivers which is unique in the entertainment and internet industries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The MyStudio facility has a hexagon-shaped footprint and, at its widest points, is 10 ft by 10 ft.  Its height is 8 ft.  Its size permits installation as a self-contained kiosk in a wide variety of possible locations.  Its physical appearance and exterior features have been designed to attract attention with a high technology look and project a feeling of quality and value.  The exterior of the studio contains eight 37” LCD flat screen monitors that will be used to promote MyStudio and for advertising by third parties as a revenue generator.  The Company plans to own, install and operate the MyStudio units.

The studios enable the public, for a $20 fee, to record their video and voice images in a stand alone, state-of-the-art recording studio and enter their MyStudio performances in music, modeling, comedy and other talent related contests.  MyStudio can also be used to record video resumes, dating profiles and personal messages.  The Company believes its MyStudio methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

Users can personalize their videos by choosing from over a thousand backdrops, which appear through the use of Hollywood green-screen technology. The self-contained MyStudio recording studios can be used by amateurs and professionals alike to record original compositions or popular songs. Each MyStudio contains 5 plug-in ports for electrical instruments such as guitars, DJ turntables, bass, drums, pianos or violins. The studios provide professional recording studio-quality sound from their specially engineered acoustic design, combined with a proprietary audio signal sequencing process.  Minutes after creating a video, users can upload their videos and view them online at www.MyStudio.net, share them with their friends and family, and download them to their cell phone.

The Company installed and opened its first MyStudio in Scottsdale Fashion Square, Scottsdale, Arizona, on September 29, 2008.  It has four more units in production with plans to install those units in strategic locations in Los Angeles, Las Vegas, New York and Florida in the second and third quarters of fiscal year 2009.

Following the launch of the initial 5 studios, the Company plans to aggressively install additional studios at other locations in the U.S., before it expands internationally.

As a companion feature of the studio, Studio One has developed the MyStudio website.  The website is designed with the best functionality of the leading social networking web sites such as MySpace and Facebook. At www.mystudio.net, users can become part of a unique experience by creating their own MyStudio profile pages with their videos, music, photos and personal information. They can also share their video with their friends as well as view publically posted recorded sessions posted by others. At the same time, they can blog, instant message their friends.

The MyStudio website also incorporates the video posting and sharing features of YouTube.  This allows daily users to view new videos in categories ranging from music and modeling to comedy and dating.  The MyStudio website offers a significantly larger sized video that features higher audio and video resolution than many leading video sharing websites.

MyStudio registered members will have the opportunity to enter their videos into monthly contests, including entertainment industry sponsored music, modeling and comedy contests.  In addition, members have the option of sending their videos directly to hundreds of casting agencies and talent scouts worldwide.

COMPANY HISTORY

FISCAL YEARS 2003-2008

Dimensional Visions, Inc., the predecessor to Studio One, discontinued all operations in 2002 and became a shell company.  Although Studio carries forward the balance sheet history of Dimensional Visions, it is otherwise an entirely new operating company.

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

FISCAL YEAR 2009

During the first quarter of fiscal year 2009, the Company has transitioned from a Development Stage Company to an operating entity.  On April 8, 2008, the Company contracted for the manufacture of its first five MyStudio structures, marking the commencement of operations and the expected generation of revenue.

On July 1, 2008, the Company entered into a multi-year licensing agreement with EMI Music Publishing, the world’s leading music publisher, for consumer use of licensed music in MyStudio videos.  The agreement gives the Company and users of MyStudio access to EMI’s vast catalog of music spanning thousands of compositions by leading songwriters and recording artists and allows consumers to create personalized music videos, as well as videos for modeling, comedy, dating, resume, auditions and personal messages, and post them online for public viewing.

On September 25, 2008, as it prepared to launch its first MyStudio video recording studio in Scottsdale, the Company announced a partnership with famed modeling agency L.A. Models to create an exclusive modeling contest giving users the opportunity to participate in a nationwide search that could launch a modeling career.  The winner receives a one-year contract with L.A. Models, three months of rent-free accommodations at the L.A. Models apartment, a makeover, photo shoots, composites and spending money - everything a model needs to kick-start their career.   The contest runs from September 29 through December 31. Utilizing the facilities of MyStudio and its website, www.MyStudio.net, contestants can make a four-minute video that highlights their modeling potential. Contestants will have access to MyStudio's vast catalog of digital backgrounds along with its state-of-the-art technology to highlight their looks and convey their personalities.

On September 29, 2008, the Company officially launched its first MyStudio video recording studio at Scottsdale Fashion Square Mall.  Scottsdale Fashion Square is the premier luxury and fashion regional shopping center in Arizona, with approximately 2 million square feet of retail space, and is among the largest malls in the country. MyStudio is located in the heart of the mall in the Palm Court.  Like many locations planned for MyStudio, Scottsdale Fashion Square is a high-end shopping center featuring luxury retailers including Nordstrom, Gucci, Louis Vuitton, Neiman Marcus, Sony as well as Juicy Couture. Barneys New York is scheduled to open at the mall in Fall 2009.  Scottsdale Fashion Square is owned by Macerich, one of the country's largest owners, operators and developers of major retail properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company expects to install four additional studios in strategic locations in California, Nevada, Florida and New York in the last quarter of calendar 2008 and the first quarter of calendar 2009. The installations will coincide with the commencement of monthly industry sponsored music, modeling and comedy contests which will be available exclusively to users of MyStudio.  Each MyStudio is expected to generate revenue of $25,000 to $50,000 per month.

RECENT DEVELOPMENTS

•
On November 6, 2008, the Company announced the formation of an Advisory Board consisting of leaders in the entertainment, finance, media and technology industries. The Advisory Board was formed to assist the Company in its overall corporate development, product roll-out and strategic relationships.  The current Studio One Advisory Board includes:

Richard Blackstone.  Former Chairman and CEO of Warner/Chappell Music, Inc.; former President of Zomba Music Publishing.

Ted Fields.  Chairman and CEO of Radar pictures; media investor and major film producer of over 50 feature films; co-founder of Interscope Records, and owner of Panavision.

Paul Fisher. Modeling agent whose past clients include: Naomi Campbell, Stephanie Seymour, Carrie Otis, Djimon Hounsou, Brooke Burke, Brooke Burns, Kimora Lee Simmons, Janice Dickenson, Carol Alt and Nicky Hilton.

Allan Kaplan.  Technology venture capitalist; Director of Clearview Capital Partners; co-founder of Entera, Primenet Services and Limelight Networks.

Andrew Knight.  Director of News Corp. and Reuters, former chairman of News International, PLC and former editor-in-chief of The Economist. Currently serves as Chairman and Director, Rothschild Family Investment Trust.

Paul Oreffice.  Former chairman, president and CEO of the Dow Chemical Company; former director of the Coca-Cola Company, Morgan Stanley and Cigna Corporation.

•	On October 23, 2008, Studio One Media, Inc. retained JDB Capital Partners to assist it with raising capital to support the rollout of MyStudio recording studios nationally.

COMPETITIVE ADVANTAGES

The Company knows of no direct competitors.  The Company believes that it is the first to market with a recording studio with its functionality and quality combined with a groundbreaking website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, giving the Company valuable time to gain consumer recognition and a foothold in the market. While the technology surrounding MyStudio is cutting edge and unique, the Company believes there are other factors that will separate the Company from competitors.  The Company has embarked on an aggressive intellectual property protection program which it believes will be a significant barrier to market entry to potential competitors.  In addition, the Company employs individuals who have long standing relationships and expertise in various segments of the entertainment and communications industries, which it expects will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for MyStudio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

TECHNOLOGICAL ADVANTAGES

Studio One’s recording studio is based upon proprietary technology and other intellectual property which, in part, is the subject of 22 pending foreign and domestic patents and 8 trademark applications (for which we have received 4 Notices of Allowance from the USPTO). The Company believes that its multi-year product development and engineering efforts have resulted in a multitude of technological advantages over any other stand alone video recording studio in operation.  The use of high definition recording, keying and audio processing ensures the finest quality audio and video available today and in the near future.

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

The Company has embarked on an aggressive intellectual property program including the filing of 22 pending foreign and domestic patent applications and 8 trademark applications (for which we have received 4 Notices of Allowance) with the U.S. Patent and Trademark Office all designed to protect what the Company believes is innovative and proprietary technology and applications derived from the extensive research and development program undertaken by its subsidiary, SO Entertainment.  All persons who were or could be deemed inventors have assigned all rights under these patent applications to SO Entertainment.

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

EMPLOYEES

As of September 30, 2008, we employed twenty five full-time personnel including three executives, thirteen technical/engineering persons, one production manager, one accountant and three clerical/administrative persons, a vice president of business development, a research specialist, a manufacturing engineer, a director of investor relations and a marketing specialist.  We expect to seek additional employees in the next year to handle anticipated potential growth.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended		Increase/(Decrease)
	Sept. 30, 2008	Sept. 30, 2007	S	%

Revenue	-0-	-0-	-0-	-0-

The Company had no operating revenue for the three months ended September 30, 2008 and the three months ended September 30, 2007, as the Company ceased all marketing and sales activities during the last quarter of 2002.  Until the current fiscal quarter, the Company has been a Development Stage company.  It has had no revenues during the past three fiscal years, during which time it has expended considerable effort and funds in developing MyStudio.  The Company expects to generate its first revenue beginning the second quarter of the current fiscal year.

The Company’s business model contemplates future revenues from three sources:

•	User fees from customers who utilize the entertainment studios to create an audio/video recording.
•	Advertising revenue from the external monitors located on each MyStudio facility.
•	Advertising revenue from its website.

The revenues from each of the first two of these sources is expected to increase proportionally to the number of studios we place in operation.   The revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers.

General and Administrative Expenses

	Three Months Ended		Increase/(Decrease)
	Sept. 30, 2008	Sept. 30, 2007	$	%

General and Administrative Expenses	$3,132,172	$1,228,568	$1,903,604	155%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology, consulting and outsourcing services.

General and administrative expenses increased in the three-month period ended September 30, 2008 by approximately $1,903,604 compared to the three months ended September 30, 2007. The increase in General and Administrative costs is attributable to several events.  First, the Company has continued the active pursuit of the new business concept offered in connection with MyStudio, resulting in additional expenses directly associated with the undertaking.  Additional personnel, such as software developers, design engineers, administrative staff, marketing personnel and others were hired, increasing expenses substantially.   The largest increases in General and Administrative expenses, however, are non-cash expenses attributed to shares valued at $589,319 issued to various employees and consultants for services rendered and for warrants to investors in connection with equity raises during the period valued at $1,486,749.  We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under SFAS 123R, consistent with that used for pro-forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Research and Development Expenses

	Three Months Ended		Increase/(Decrease)
	Sept. 30, 2008	Sept. 30, 2007	$	%

Research and Development Expenses	$144,093	$107,605	$36,490	25%

Research and development expenses consist primarily of compensation and related costs for personnel and consultants responsible for developing the MyStudio prototype and the Company’s companion social networking website, MyStudio.net.  These costs include persons engaged on a contractual basis to develop MyStudio and its intellectual components, as well as outside expenses incurred to construct a working prototype and the first production model and the hardware and software necessary to make the studio fully operational.  We expense research and development costs as they are incurred.

As a result of the intensive research and development program embarked upon at the end of fiscal year 2006, Research & Development costs continue to increase, from $107,605 for the three months ended September 30, 2007 to $144,093 for the three months ended September 30, 2008.

Although the Company has now moved into an operational stage, contemplating the production, installation and operation of numerous studios in various locations, it will also continue to incur additional research and development costs in refinement of the MyStudio facility and its website.

Total Operating Expenses

	Three Months Ended		Increase/(Decrease)
	Sept. 30, 2008	Sept. 30, 2007	$	%

Total Operating Expenses	$3,276,265	$1,336,173	$1,940,092	145%

Overall operating expenses during the quarter ended September 30, 2008, increased by $1,940,092, or approximately 145%, compared to the quarter ended September 30, 2007.  This increase is mostly attributable to the increased activity surrounding the completion of the research and development on MyStudio and its companion website.  The Company also ramped up its staff and began preparation for the opening of its first MyStudio at Scottsdale Fashion Square, which occurred on September 29, 2008.  Consequently, marketing and promotion expenses not present in earlier periods are now an ongoing aspect of the Company’s operations.

Net Income/(Loss)

	Three Months Ended		Increase/(Decrease)
	Sept. 30, 2008	Sept. 30, 2007	$	%

Net Income/(Loss)	$(3,268,414)	$(1,337,048)	$1,931,366	144%

The net loss for the three months ended September 30, 2008 was $(3,268,414) which is a 144% increase in the loss recorded for the comparable three months ended September 30, 2007.   The Company recorded an interest expense of $875 in the three months ended September 30, 2008 and September 30, 2007.  The nominal amount of interest expense is attributable to the reduction in outstanding short-term debt in the form of extinguishment and conversion occurring in the previous two fiscal years.  The increase in the net loss is a direct result of the increased research and development activity and, particularly, the increased preparation costs associated with transitioning to an operating stage with the opening of the first MyStudio facility, all as discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NET OPERATING LOSSES

We have accumulated approximately $26,892,000 of net operating loss carryforwards as of September 30, 2008, which the Company believes may be offset against future taxable income through 2027.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2008 or the three months ended September 30, 2008, because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no revenue collections during the three months ended September 30, 2008, or the three months ended September 30, 2007.  The Company has incurred losses since inception of $42,361,347.  At September 30, 2008, the Company has a working capital deficit of $196,807, attributable primarily to outstanding orders for additional entertainment studios expected to be delivered in the second quarter of the current fiscal year. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations.  Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) aggressively pursing its plan to launch MyStudio in the current fiscal year.

A key component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Subsequent to 2002, when its then operations as Dimensional Visions Incorporated were discontinued, the Company has met its financial needs primarily through the sales and issuances of its securities.

As we continue our activities, we will continue to experience net negative cash flows from operations, pending receipt of significant revenues that generate a positive sales margin.

The Company expects that additional operating losses will occur until net margins gained from sales revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.

In addition, the Company will require substantial additional funds to continue production of the MyStudio kiosks which are expected to be installed in locations around the country, and to fully implement its marketing plans.

As of September 30, 2008, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital generated from the sale of common stock, the sale of preferred stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

Recent global events, as well as domestic economic factors, have recently limited the access of many companies to both debt and equity financings. As such, no assurance can be made that financing will be available, or available on terms acceptable to the Company, and, if available, it may take either the form of debt or equity. In either case, any financing will have a negative impact on our financial condition and will likely result in an immediate and substantial dilution to our existing stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.  CONTROLS AND PROCEDURE

(a)           Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Preston Shea, our President, and Kenneth Pinckard, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.  Based upon their evaluations, Mr. Shea and Mr. Pinckard concluded that as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level due.  There were no changes in our internal control over financial reporting that occurred subsequent to the date of this evaluation or during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b)           Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

During the 2008 fiscal year, the Company implemented a new secure accounting system, separated internal responsibilities for accounting, record keeping, check writing and reconciliation between different parties within the Company and also adopted various policies and procedures designed to implement the Integrated Framework issued by COSO.  These actions constituted changes in the Company’s internal control over financial reporting that are reasonably likely to affect the Company’s internal control over financial reporting.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is an interpleaded party to a lawsuit in the Southern District of Georgia, Savannah Division, pursuant to which the Company seeks to prevent the release of 100,000 shares of its common stock to a third-party and asks the court to return those shares to the Company.   The suit seeks no damages from the Company and the Company believes that it will prevail in the matter.

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

The Company opened its first studio in Scottsdale Fashion Square, Scottsdale, Arizona, on September 29, 2008, and intends to place the entertainment kiosks in malls across America, as well as expand into other high traffic locations, theme parks, airport terminals and theaters. Ultimately, Studio One intends to be a one-stop accessible facility that acts as a link between an entertainment hopeful and the acting, fashion and music industries.  Revenues for the Company are expected to be generated by both services provided by the kiosk, such as the virtual audition, as well as through web site advertising.

ITEM 1A – RISK FACTORS - continued

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

ITEM 1A – RISK FACTORS - continued

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

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright, trademark and patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally.  Studio One Entertainment, Inc., has filed 22 patent applications relating to MyStudio and related technologies and processes, and while the Company believes the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued.  If circumstances make it impossible to try to adequately protect our intellectual property that intellectual property could be used by others without our consent and there could be material adverse consequences to the Company.

ITEM 1A – RISK FACTORS - continued

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

ITEM 1A – RISK FACTORS - continued

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

Dilution; Dilutive Effect of Future Transactions.

As of September 30, 2008, the Company has 13,906,047 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,000,000 shares of common stock pursuant to a Non-Executive Employee Stock Incentive Plan approved by the Board on August 28, 2007, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also has 524,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 14,814 shares of common stock.  In addition, the Company has warrants outstanding that would permit, if exercised, the issuance of 3,176,392 additional shares of common stock at an average exercise price of $3.75.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s Investment Units will occur.

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

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable.  Although our current revenue model contemplates revenues from MyStudio sufficient to break-even within six to three months, there is no assurance that these revenues will occur.  In addition, we expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; pursue research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

Costs associated with designing, developing, manufacturing, marketing and developing the infrastructure we will need to support our customers will depend upon many factors, including the number of MyStudio locations.  Therefore, we cannot now determine the amount by which our expenses will increase as we grow.

ITEM 1A – RISK FACTORS - continued

Possible Claims That the Company Has Violated Intellectual Property Rights of Others

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

ITEM 1A – RISK FACTORS - continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 13,906,047 post-reverse shares of common stock outstanding. In addition, the Company has 524,044 shares of preferred stock issued and outstanding as of September 30, 2008.  The preferred shares are convertible into 14,814 shares of common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  - continued

(b)
During the three months ended September 30, 2008, we closed various private placements and issued 523,330 shares of restricted common stock for total of approximately $1,570,000 in proceeds and granted warrants to these security holders to acquire an additional 799,697 shares at an average exercise price of $4.00 at any time within two years after the dates of their respective investments.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s research and development program and to manufacture the initial production model of the MyStudio interactive recording studio, as well as for working capital and general corporate purposes.

(c)
During the three months ended September 30, 2008, the Company also issued 130,319 shares of the Company’s common stock for consulting services rendered to the Company valued at $589,319.  We believe the issuance of the shares listed in this Item 2 are exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and reports filed under the Securities Exchange Act of 1934. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

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

(c)	During the three months ended September 30, 2008, no matters were submitted to the shareholders for a vote.

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

On November 14, 2008, the Company filed a Form 8-K concerning the change of its status as a shell company. The disclosure made under that Form 8-K is incorporated by reference herein.

Subsequent Events:

On November 7, 2008, the Company notified all warrantholders who have obtained their warrants through private placement offerings with Studio One of the opportunity to exercise their respective warrants to purchase common stock of Studio One at an exercise price of $1.00 per share, subject to certain terms.  This offer was made to provide Studio One with additional working capital to continue its plans to place additional studios in strategic locations.

This offer will terminate on November 30, 2008.  The offer has been limited to existing Studio One warrantholders only and does not in any manner otherwise amend the terms of their respective warrants. Unless exercised under the current terms of this offer, the terms of the warrants will remain unchanged.

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

STUDIO ONE MEDIA, INC.

Date: November 14, 2008	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: November 14, 2008	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Secretary

STUDIO ONE MEDIA, INC.

Date: November 14, 2008	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer