Form 10-Q
period 2008-12-31
STUDIO ONE MEDIA, INC.
filed 2009-02-17
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes   ☐ No   ☒

At December 31, 2008, the number of shares outstanding of common stock, $0.001 par value, was 14,482,527 shares.

	STUDIO ONE MEDIA, INC.

	INDEX
	PART I - FINANCIAL INFORMATION
		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets – December 31, 2008 (unaudited) and June 30, 2008	3

	Statements of Operations - For the three months and six months ended December 31, 2008 and 2007, and cumulative from July 1, 2002 through December 31, 2008 (unaudited)	4

	Statements of Stockholders’ Deficiency - For the year ended June 30, 2002, 2003, 2004, 2005, 2006 and 2007 and the six months ended December 31, 2008 (unaudited)	5

	Statements of Cash Flows - For the six months ended December 31, 2008 and 2007, and cumulative from July 1, 2002 through December 31, 2008 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	25

Item 4T.	Controls and Procedures	25
	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	36

Item 6.	Exhibits	36

	SIGNATURES	37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(unaudited)
ASSETS

Current Assets
Cash	$195,534	$391,109
Accrued Interest Receivable	70,238	55,701
Accounts Receivable	1,500	-
Prepaid Expenses	105,915	48,153
Notes Receivable-Current	178,398	178,752

Total Current Assets	551,585	673,715

Property and Equipment, Net	1,341,690	548,070

Other Assets
Deposits	19,630	29,630
Intangible Assets, net	885,560	857,923

Total Other Assets	905,190	887,553

Total Assets	$2,798,465	$2,109,338

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,027,445	$358,359
Deferred Income	1,686	-
Notes Payable - Related Party	201,591	108,319
Notes Payable - Current	103,624	49,385

Total Current Liabilities	1,334,346	516,063

Long-Term Liabilities	-	-

Total Liabilities	1,334,346	516,063

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 686,544 shares at December 31, 2008
and June 30, 2008, respectively	687	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 14,482,527 and 13,212,398 shares at
December 31, 2008 and June 30, 2008, respectively	14,482	13,212
Additional Paid in Capital	46,117,411	40,672,472
Accumulated Deficit - Pre Development Stage	(24,404,302)	(24,404,302)
Accumulated Deficit - Development Stage	(20,264,159)	(14,688,631)

Total Stockholders' Equity	1,464,119	1,593,275

Total Liabilities and Stockholders' Equity	$2,798,465	$2,109,338

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
	For the Three Months Ended		For the Six Months Ended		July 1, 2002
	December	December	December	December	through
	31, 2008	31, 2007	31, 2008	31, 2007	December 31,
					2008

Revenues
Kiosk Revenues	$15,722	$-	$15,722	$-	$15,722
Advertising Revenues	22,195	-	22,195	-	22,195

Total Revenues	37,917	-	37,917	-	37,917

COST OF SALES	47,816	-	47,816	-	47,816

GROSS PROFIT (LOSS)	(9,899)	-	(9,899)	-	(9,899)

Operating Expenses
General and Administrative Expenses	2,109,914	2,438,313	5,242,086	3,666,881	18,500,767
Research and Development	174,523	194,297	318,616	301,902	1,841,454

Total Operating Expenses	2,284,437	2,632,610	5,560,702	3,968,783	20,342,221

Loss from Operations	(2,294,336)	(2,632,610)	(5,570,601)	(3,968,783)	(20,352,120)

Other Income (Expense)
Interest Expense	(18,589)	(875)	(19,464)	(1,750)	(332,264)
Other Income	5,811	13,422	14,537	13,422	38,542
Gain on Extinguishment of Indebtedness	-	-	-	-	381,683

Total Other Income (Expense)	(12,778)	12,547	(4,927)	11,672	87,961

Loss before Income Taxes	(2,307,114)	(2,620,063)	(5,575,528)	(3,957,111)	(20,264,159)
Income Tax Expense	-	-	-	-	-

Net Loss	$(2,307,114)	$(2,620,063)	$(5,575,528)	$(3,957,111)	$(20,264,159)

Basic Loss Per Share of Common Stock	$(0.16)	$(0.22)	$(0.40)	$(0.33)

Weighted Average Number of Shares Outstanding	14,190,417	12,014,772	13,839,083	11,875,835

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated	Accumulated
						Deficit	Deficit
	Preferred Stock		Common Stock		Paid In	Pre-Development	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity

Balance, June 30, 2002	524,044	$524	1,065,984	$1,066	$23,343,180	$(24,404,302)	$-	$(1,059,532)

Common Shares surrendered
and cancelled	-	-	(36,458)	(36)	36	-	-	-
Net Loss	-	-	-	-	-	-	(118,808)	(118,808)

Balance, June 30, 2003	524,044	524	1,029,526	1,030	23,343,216	(24,404,302)	(118,808)	(1,178,340)

Common Shares issued
for services	-	-	29,000	29	21,721	-	-	21,750

Net Loss	-	-	-	-	-	-	(107,613)	(107,613)

Balance, June 30, 2004	524,044	524	1,058,526	1,059	23,364,937	(24,404,302)	(226,421)	(1,264,203)

Common Shares issued
for services	-	-	65,000	65	48,685	-	-	48,750
Net Loss	-	-	-	-	-	-	(106,677)	(106,677)

Balance, June 30, 2005	524,044	524	1,123,526	1,124	23,413,622	(24,404,302)	(333,098)	(1,322,130)

Common Shares issued
for services	-	-	300,000	300	332,200	-	-	332,500
Common Shares issued in
purchase of promissory notes	-	-	839,227	839	313,274	-	-	314,113
Common Shares issued in
purchase of securities	-	-	50,000	50	93,950	-	-	94,000
Common Shares issued for cash			478,571	479	198,521			199,000
Net Loss	-	-	-	-	-	-	(107,973)	(107,973)

Balance, June 30, 2006	524,044	524	2,791,324	2,792	24,351,567	(24,404,302)	(441,071)	(490,490)

Common Shares issued
for services	-	-	456,752	457	2,223,690	-	-	2,224,147
Common Shares issued for cash	-	-	1,001,835	1,002	1,898,498	-	-	1,899,500
Common Shares for assets	-	-	6,950,000	6,950	116,031	-	-	122,981
Fair value of warrants granted	-	-	-	-	2,322,269	-	-	2,322,269
Common Shares issued in
satisfaction of debt	-	-	162,828	162	925,548	-	-	925,710
Net Loss	-	-	-	-	-	-	(5,630,587)	(5,630,587)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - continued

Balance, June 30, 2007	524,044	524	11,362,739	11,363	31,837,603	(24,404,302)	(6,071,658)	1,373,530

Common Shares issued
for services	-	-	684,322	684	2,794,313	-	-	2,794,997
Common Shares issued for cash	-	-	1,160,337	1,160	3,151,384	-	-	3,152,544
Stock offering costs	-	-	-	-	(147,000)	-	-	(147,000)
Common Shares for assets	-	-	5,000	5	24,120	-	-	24,125
Fair value of warrants granted	-	-	-	-	3,012,052	-	-	3,012,052
Net Loss	-	-	-	-	-	-	(8,616,973)	(8,616,973)

Balance, June 30, 2008	524,044	524	13,212,398	13,212	40,672,472	(24,404,302)	(14,688,631)	1,593,275

Common Shares issued
for services (unaudited)	-	-	501,800	501	1,187,449	-	-	1,187,950
Common Shares issued for cash
(unaudited)	-	-	768,329	769	1,874,231	-	-	1,875,000
Preferred Shares issued for cash
(unaudited)	162,500	163	-	-	324,837	-	-	325,000
Fair value of warrants granted
(unaudited)	-	-	-	-	2,058,422	-	-	2,058,422
Net Loss	-	-	-	-	-	-	(5,575,528)	(5,575,528)
(unaudited)
Balance, December 31, 2008	686,544	$687	14,482,527	$14,482	$46,117,411	$(24,404,302)	$(20,264,159)	$1,464,119

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six	Cumulative
	Months Ended	Months Ended	July 1, 2002 through
	December 31, 2008	December 31, 2007	December 31, 2008

Cash Flows from Operating Activities

Net Loss	$(5,575,528)	$(3,957,111)	$(20,264,159)
Adjustments to reconcile to cash from
operating activities:
Depreciation and amortization	35,501	16,773	89,568
Common stock issued for services	1,187,950	714,824	6,228,844
Fair value of warrants granted	2,058,422	2,086,023	7,392,743
Changes in Operating Assets & Liabilities:
Accrued Interest Receivable	(14,537)	(13,422)	(70,238)
Notes Receivable	354	16,865	(184,398)
Prepaid Expenses	(57,762)	25,888	23,916
Accounts Receivable	(1,500)	-	(1,500)
Deposits	10,000	(17,230)	(19,630)
Accounts Payable and Accrued Expenses	679,858	(134,993)	638,819

Net Cash Used in Operating Activities	(1,677,242)	(1,262,383)	(6,166,035)

Cash Flows from Investing Activities

Purchase of Property and Equipment	(825,276)	(164,928)	(1,389,675)
Purchase of Other Assets	(31,482)	(55,956)	(894,109)

Net Cash Used in Investing Activities	(856,758)	(220,884)	(2,283,784)

Cash Flows from Financing Activities

Issuance of Common Stock	1,875,000	2,170,000	7,915,677
Issuance of Preferred Stock	325,000	-	325,000
Repayment of Notes Payable	(29,847)	-	(39,506)
Stock Offering Costs Paid	-	-	(147,000)
Issuance of Notes Payable	168,272	9,559	591,164

Net Cash from Financing Activities	2,338,425	2,179,559	8,645,335

Net Increase (Decrease) in Cash	(195,575)	696,292	195,516

Cash, Beginning of Period	391,109	417,236	18

Cash, End of Period	$195,534	$1,113,528	$195,534

Supplemental Cash Flow Disclosure:

Cash Paid For:
Interest Expense	$1,389	$1,750	$231,717
Income Taxes	$-	$-	$-

Non Cash Financing Activities:
Common stock issued for assets	$-	$24,125	$147,136
Equipment purchased under capital lease	$-	$4,028	$9,759

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND JUNE 30, 2008

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

The Company recorded its initial revenues during the three months ended December 31, 2008.

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

In March 2006, the Company entered into an agreement to purchase Studio One Entertainment, Inc., a private Scottsdale, Arizona based company that is engaged in the design and manufacturing of a proprietary (patents pending), self contained interactive audio/video recording and conferencing studio designed for installation in shopping malls and other high traffic public areas (the “Studio One Entertainment Agreement”). The Studio One ® studio will enable the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

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

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying Consolidated Balance Sheet as of December 31, 2008, the Consolidated Statements of Operations for the three months and six months ended December 31, 2008 and 2007, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of December 31, 2008, our results of operations for the six months ended December 31, 2008 and 2007, and our cash flows for the six months ended December 31, 2008 and 2007. The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the year ending June 30, 2009. These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K filed on September 29, 2008.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND JUNE 30, 2008

Note 1: Summary of Significant Accounting Policies - continued

GOING CONCERN

The Company has incurred losses since inception of $44,668,461 and has only nominal revenues at this stage which raises substantial doubt about its ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve revenues from its personal recording studio business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording studios.

The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at December 31, 2008, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to secure additional financing it may not be able to continue as a going concern.

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

LOSS PER SHARE

Basic and diluted loss per common share is calculated using the weighted average number of common shares outstanding during the period.  The effects of outstanding options, warrants and convertible preferred stock are excluded from the computation of diluted loss per share because they would be anti-dilutive.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND JUNE 30, 2008

Note 2: Accounts Payable, Accrued Expenses

A summary of Accounts Payable and Accrued Expenses Follows:

	December, 31, 2008	June 30, 2008
Accounts Payable	$400,629	$180,000
Outstanding Manufacturing Orders	599,847	127,921
Accrued Interest	26,135	35,438
Other Accrued Expenses	834	15,000
Total	$1,027,445	$358,359

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

As of June 30, 2008, the Company owes $108,319 for funds borrowed from related parties including accrued interest of $11,053. The loans are unsecured, accrue interest at 10% per annum and are due upon demand.   At December 31, the amount owed to related parties was $201,591 including accrued interest.

On December 31, 2008, the Company borrowed $50,000 from an unrelated party.  The note bears interest at 15% and is due and payable in two equal installments on January 15 and February 10, 2009.

During 2008, the Company purchased equipment under a capital lease. The lease is secured by the equipment and due in monthly payments of $808.

A summary of Short Term Borrowings follows:

	Rates	12-31-08	6-30-08
Related Party Loan	10%	$201,591	$108,319
Convertible Debenture	14%	51,135	49,385
Short Term Loan	15%	50,000	-0-
Equipment Lease	12%	2,489	7,336
Total		$305,215	$165,040

Note 4: Commitments and Contingencies

The Company is not a party to any legal proceedings which the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2008 were approximately $158,625.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND JUNE 30, 2008

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

Note 5: Common Stock

During the six months ended December 31, 2008, the Company issued 768,329 shares for $1,875,000 in cash  and  501,800 shares of the Company’s common stock for consulting services rendered to the Company valued at $1,187,950.

Note 6: Preferred Stock

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Allocated	Outstanding
Series A Preferred	100,000	15,500
Series A-1 Preferred	1,000,000	162,500
Series B Preferred	200,000	3,500
Series C Preferred	1,000,000	13,404
Series D Preferred	375,000	130,000
Series E Preferred	375,000	275,000
Series P Preferred	600,000	86,640

Total Preferred Stock	3,150,000	686,544

The preferred shares are convertible into 339,814 shares of common stock.

The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of .027 share of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid.

The Company's Series A-1 Convertible 6% Preferred Stock ("Series A Preferred"), 1,000,000 shares authorized, is convertible into common stock at the rate of 2 shares of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND JUNE 30, 2008

Note 6: Preferred Stock - continued

The Company's Series E Convertible Preferred Stock ("Series E Preferred") is convertible at a rate of .034 share of Common stock per share of Series E Preferred.

The Company's Series P Convertible Preferred Stock ("Series P Preferred") is convertible at a rate of .007 share of common stock for each share of Series P Preferred.

Note 7: Stock Option Plan and Equity Incentive Plan

On November 15, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). This plan was approved by a majority of our stockholders at our January 28, 2000, stockholders' meeting. The purpose of the 1999 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals. The 1999 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company. A maximum of 1,500,000 shares of the Company's common stock are available to be issued under the 1999 Plan. The option exercise price will be 100% of the fair market value of the Company's common stock on the date the option is granted and will be exercisable for a period not to exceed 10 years from the date of grant. As of December 31, 2008, no stock options have been granted under this plan.

On October 13, 2006 the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.  A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering shares provided by this plan. As of December 31, 2008, all of the shares authorized by the 2006 Stock Incentive Plan have been issued.  The value of shares issued pursuant to this Plan was computed using the Black-Scholes model as prescribed by FAS No. 123R.

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

During the six months ended December 31, 2008, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 2 years, a risk free interest rate of 1.35% to 2.35% , a dividend yield of 0% and volatility of 55% to 92%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $2,058,422.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of July 1, 2007	850,163	$3.18
Options Granted	1,677,706	3.83
Exercised	(54,507)	2.91
Cancelled/forfeited	-	0.00
Outstanding as of June 30, 2008	2,473,362	$3.63
Options Granted	1,407,054	4.00
Exercised	(204,999)	1.00
Cancelled/forfeited	(89,668)	2.50
Outstanding at December 31, 3008	3,585,749	$3.34

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND JUNE 30, 2008

Note 7: Stock Option Plan and Equity Incentive Plan - continued

The following table summarizes the warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Issue Year	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2007	$3.18	563,829	0.00	563,829	$3.18
2008	$3.86	1,623,199	1.00	1,623,199	$3.86
2009	$2.68	1,398,721	1.50	1,398,721	$2.68
Total		3,585,749		3,585,749	$3.34

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

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2008 and June 30, 2008 were as follows:

	12-31-08	6-30-08
Deferred tax assets:
Intangible assets	$251,944	$251,944
Net operating loss carry forwards	9,810,179	8,994,974
	$10,062,123	$9,246,918

Net deferred tax asset	$10,062,123	$9,246,918
Valuation allowance	(10,062,123)	(9,246,918)
Net deferred tax asset reported	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% to pretax income from continuing operations for the six months ended December 31, 2008 and the year ended June 30, 2008 due to the following:

	12-31-08		6-30-08

Book loss from operations	$(1,951,435)	$	(3,015,941)
Options and warrants issued for services	720,448		1,054,218
Common stock issued for services	415,782		978,249
Valuation allowance	815,205		983,474
	$--		$--

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND JUNE 30, 2008

Note 8: Income Taxes - continued

The federal net operating loss carry forwards of approximately $28,029,000 expire in various years through 2028. In addition the Company has state carry forwards of approximately $13,150,000.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “ Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60 ”.   SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “ The Hierarchy of Generally Accepted Accounting Principles ”.   SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the six months ended December 31, 2008 and 2007. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS - continued

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

On March 28, 2006, the Company changed its name to Studio One Media, Inc.  On March 29, 2006, the Company entered into an agreement to purchase 100% of Studio One Entertainment, Inc., (“SO Entertainment”) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction.  SO Entertainment owns proprietary audio/video recording technology, patent and trademark applications, studio design, methods and related concepts for MyStudio® .

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

OVERVIEW

Studio One is a leading edge entertainment company utilizing start of the art technology.  Over the past several years, Studio One has developed MyStudio ® , a self contained, high definition (HD) interactive audio/video recording studio designed for installation in shopping malls and other pedestrian high traffic areas.  MyStudio offers groundbreaking HD audio and video quality from a proprietary (22 patents pending), stand alone recording studio.  MyStudio and its accompanying website, www.MyStudio.net, uniquely incorporate the best elements of some of the world’s leading internet and entertainment properties: the video sharing of YouTube, the social networking capabilities of MySpace and Facebook and talent based contests made popular by American Idol, in a single entertainment venue.  MyStudio offers a “bricks and clicks” combination of hardware and software drivers which is unique in the entertainment and internet industries.

The MyStudio facility has a hexagon-shaped footprint and, at its widest points, is 10 ft by 10 ft.  Its height is 8 ft.  Its size permits installation as a self-contained kiosk in a wide variety of possible locations.  Its physical appearance and exterior features have been designed to attract attention with a high technology look and project a feeling of quality and value.  The exterior of the studio contains eight 37” LCD flat screen monitors that are used to promote MyStudio and for advertising by third parties as a revenue generator.  The Company plans to own, install and operate the MyStudio units.

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

The Company installed and opened its first MyStudio in Scottsdale Fashion Square, Scottsdale, Arizona, on September 29, 2008.  It has four more units in production with plans to install those units in strategic locations in the third and fourth quarters of fiscal year 2009.

Following the launch of the initial 5 studios, but subject to the ability to raise additional capital for expansion, the Company plans to aggressively install additional studios at other locations in the U.S., before it expands internationally.

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

COMPANY HISTORY

FISCAL YEARS 2003-2008

Dimensional Visions, Inc., the predecessor to Studio One, discontinued all operations in 2002 and became a shell company.  Although Studio One carries forward the balance sheet history of Dimensional Visions, it is otherwise an entirely new operating company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

COMPANY HISTORY - continued

On March 31, 2006, Barry M. Goldwater, Jr., joined the board, as chairman, and Kenneth Pinckard became a director and Vice President.

In 2006 and 2007 the Company took steps to dramatically reduce its outstanding debt.  In its fiscal year ended June 30, 2006, the Company wrote off $373,416 in uncollectible debt that arose out of the operations that were discontinued in 2002 and earlier.  On October 13, 2006, the Company issued 137,500 shares of restricted common stock to extinguish $874,584 in debt ($579,253 in short term debt and $295,331 in accrued interest) from loans made to the Company (then Dimensional Visions) in 2001. The debt was converted to equity at a per share conversion price of $6.36.  On April 26, 2007, the Company issued 25,328 shares of restricted common stock to extinguish $33,433 in debt ($20,000 in short term debt and $13,433 in accrued interest) from loans made to the Company in 2001.  The net effect of these actions was to reduce the Company’s overall debt by approximately $1.28 million.  During the Development Stage and in preparation for the launch of its product to the general public, the Company has assiduously avoided taking on additional debt, opting, instead for equity fundings.

During fiscal year 2008 the Company devoted its efforts and resources to completing the research and development program for the MyStudio recording studio and in developing its companion website.  It also contracted for the manufacture of the first series of studios for installation in malls.

FISCAL YEAR 2009

COMMENCEMENT OF OPERATIONS

The Company launched its first MyStudio in Scottsdale Fashion Square mall in Scottsdale, Arizona on September 29, 2008. The studio has enjoyed very high customer satisfaction, a high ratio of repeat customers and has operated with negligible downtime. During its first month of operations the Company provided primarily free studio access through the distribution of unpaid promotional cards to familiarize the public with the operation and capabilities of the studio. In November, 2008, the Company began a 2 for 1 offer and then moved to the full retail price of $20 per paid session in December. The Company also commenced selling on-studio advertising in December. Despite the significant slowdown in mall traffic and consumer spending which began in October, the Company recognized sales growth during the quarter and confirmed the viability of its $20 price point.

The Company’s business plan calls for the establishment of regular events and contests to drive traffic to its studios and this assumption was confirmed by a marked increase in studio traffic when contests and promotions have been offered. In late December, the Company finalized two important multiyear partnerships with Mark Burnett Productions for reality TV casting and The GRAMMY Foundation to do auditions for various GRAMMY Foundation programs. The Company expects to continue to align itself and enter into partnerships with other high profile entertainment companies, so it can offer consumers an ongoing variety of contests to ensure steady studio traffic.

The roll-out of four additional studios planned in the second quarter was delayed due to the precipitous collapse of the nation’s financial markets forcing the Company to prematurely terminate its then outstanding equity offering, the proceeds of which were intended to fund the completion, installation and marketing of the studios. The Company has since reduced its burn rate substantially and continues to raise capital through private placements by accredited investors. Based on current market conditions the Company expects to install the four studios in the third and fourth quarters of fiscal 2009.  Additional studio installations will follow based on the timing of the Company's ability to raise capital.

RECENT DEVELOPMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RECENT DEVELOPMENTS - continued

On September 25, 2008, as it prepared to launch its first MyStudio video recording studio in Scottsdale, the Company announced a partnership with famed modeling agency L.A. Models to create an exclusive modeling contest giving users the opportunity to participate in a nationwide search that could launch a modeling career.  The winner receives a one-year contract with L.A. Models, six months of rent-free accommodations at the L.A. Models apartment, a makeover, photo shoots, composites and spending money - everything a model needs to kick-start their career.  The contest ran from September 29 through December 31. Utilizing the facilities of MyStudio and its website, www.MyStudio.net , contestants can make a four-minute video that highlights their modeling potential. Contestants will have access to MyStudio's vast catalog of digital backgrounds along with its state-of-the-art technology to highlight their looks and convey their personalities.

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

Additional studio installations will follow based on the timing of the Company's ability to raise capital.  The installations will coincide with the commencement of industry sponsored music, modeling and comedy contests which will be available exclusively to users of MyStudio.  Each MyStudio is expected to generate revenue of $25,000 to $50,000 per month.

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

On November 6, 2008, the Company announced the formation of an Advisory Board consisting of leaders in the entertainment, finance, media and technology industries. The Advisory Board was formed to assist the Company in its overall corporate development, product roll-out and strategic relationships.  The current Studio One Advisory Board includes:

•	Richard Blackstone. Former Chairman and CEO of Warner/Chappell Music, Inc.; former President of Zomba Music Publishing.

•	Ted Fields. Chairman and CEO of Radar pictures; media investor and major film producer of over 50 feature films; co-founder of Interscope Records, and owner of Panavision.

•
Paul Fisher. Modeling agent whose past clients include: Naomi Campbell, Stephanie Seymour, Carrie Otis, Djimon Hounsou, Brooke Burke, Brooke Burns, Kimora Lee Simmons, Janice Dickenson, Carol Alt and Nicky Hilton.

•	Allan Kaplan. Technology venture capitalist; Director of Clearview Capital Partners; co-founder of Entera, Primenet Services and Limelight Networks.

•
Andrew Knight.  Director of News Corp. and Reuters, former chairman of News International, PLC and former editor-in-chief of The Economist. Currently serves as Chairman and Director, Rothschild Family Investment Trust.

•	Paul Oreffice. Former chairman, president and CEO of the Dow Chemical Company; former director of the Coca-Cola Company, Morgan Stanley and Cigna Corporation.

On December 18, 2008, the Company entered into a multiyear licensing and sponsorship agreement with The GRAMMY Foundation®, a charity founded by The Recording Academy® in 1989. Studio One's MyStudio® recording studios and its accompanying website, www.mystudio.net, will now be used for auditions and promotions relating to several GRAMMY Foundation programs for young people including GRAMMY Camp®, GRAMMY® Signature Schools and the GRAMMY Jazz Ensembles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RECENT DEVELOPMENTS - continued

On December 22, 2008, the Company entered into a multiyear agreement with Mark Burnett Productions, to use MyStudios to augment the casting of Mark Burnett reality TV shows. The agreement also provides Mark Burnett the exclusive right to produce reality based TV programs with MyStudio content.  Mark Burnett Productions is responsible for some of TV’s biggest reality hits including “Survivor,” Donald Trump’s “the Apprentice,” “Are You Smarter Than a Fifth Grader” and Sean “Diddy” Combs “Starmaker,” and “RockBand.”

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

FINANCIAL IMPACT

Each studio is expected to generate $300,000 - $600,000 in revenue annually.  If the initial launch is successful, the Company expects revenue will continue to escalate in following years as people become more familiar with the product and it becomes available in more locations, including internationally.  There are multiple potential revenue streams for the company in addition to the revenue generated from the studios, including revenues for advertising on the external monitors located on each studio and on its website.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

EMPLOYEES

As of December 31, 2008, we employed twenty one full-time personnel including three executives, twelve technical/engineering persons, one accountant, one clerical/administrative person, a vice president of business development, a research specialist, a manufacturing engineer, and aa director of investor relations.  We expect to seek additional employees in the next year to handle anticipated potential growth.

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

RESULTS OF OPERATIONS

The Company launched its first MyStudio in Scottsdale Fashion Square mall in Scottsdale, Arizona on September 29, 2008. The studio has enjoyed very high customer satisfaction, a high ratio of repeat customers and has operated with negligible downtime. During its first month of operations the Company provided primarily free studio access through the distribution of unpaid promotional cards to familiarize the public with the operation and capabilities of the studio. In November, 2008, the Company began a 2 for 1 offer and then moved to the full retail price of $20 per paid session in December. The Company also commenced selling on-studio advertising in December. Despite the significant slowdown in mall traffic and consumer spending which began in October, the Company recognized sales growth during the quarter and confirmed the viability of its $20 price point.

The Company’s business plan calls for the establishment of regular events and contests to drive traffic to its studios and this assumption was confirmed by a marked increase in studio traffic when contests and promotions have been offered. In late December, the Company finalized two important multiyear partnerships with Mark Burnett Productions for reality TV casting and The GRAMMY Foundation to do auditions for various GRAMMY Foundation programs. The Company expects to continue to align itself and enter into partnerships with other high profile entertainment companies, so it can offer consumers an ongoing variety of contests to ensure steady studio traffic.

Revenues

	Three Months Ended				Six Months Ended
	12-31-07	12-31-08	Increase/(Decrease)		12-31-07	12-31-08	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%

Revenue	0	37,917	37,917	100%	0.00	37,917	37,917	100.0%

The Company opened its first MyStudio on September 29, 2008, and began generating revenue on October 1, 2008.

It had no operating revenue for the six months ended December 31, 2007, as the Company had ceased all marketing and sales activities during the last quarter of 2002.  Until the current fiscal quarter, the Company has been a Development Stage company.  It has had no revenues during the past three fiscal years, during which time it has expended considerable effort and funds in developing MyStudio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

The Company’s business model provides for revenues from three sources:

•	User fees from customers who utilize the entertainment studios to create an audio/video recording.
•	Advertising revenue from the external monitors located on each MyStudio facility.
•	Advertising revenue from its website.

The revenues from each of the first two of these sources is expected to increase proportionally to the number of studios we place in operation.   The revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers .

Cost of Sales:

	Three Months Ended				Six Months Ended
	12-31-07	12-31-08	Increase/(Decrease)		12-31-07	12-31-08	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%

Cost of Sales	0	47,816	47,816	100.0%	0	47,816	47,816	100.0%

Cost of Sales is comprised of expenses directly related to the operation of the MyStudio facility and includes studio rent paid to the mall, connectivity charges for high speed internet access, utilities, attendant personnel and related payroll costs, and other expenses associated with a particular unit.

General and Administrative Expenses

	Three Months Ended				Six Months Ended
	12-31-07	12-31-08	Increase/(Decrease)		12-31-07	12-31-08	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%

General and
Administrative Expenses	2,438,313	2,109,914	(328,399)	-13.5%	3,666,881	5,242,086	1,575,205	30.0%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities for our finance, human resources, information technology and general administration, and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology, consulting and outsourcing services.

General and administrative expenses decreased in the three-month period ended December 31, 2008 by approximately $328,399 compared to the six months ended December 31, 2007. The general and administrative expenses for the six month period ended December 31, 2008 increased by approximately $1,575,205 compared to the six months ended December 31, 2007.

The overall increase for the six-month period ended December 31, 2008 in general and administrative costs is attributable to several events.  First, the Company has continued the active pursuit of the new business concept offered in connection with MyStudio, resulting in additional expenses directly associated with the undertaking.  Additional personnel, such as software developers, design engineers, administrative staff, marketing personnel and others were hired, increasing expenses substantially.   The largest increases in General and Administrative expenses during the period ended December 31, 2008, are non-cash expenses attributed to shares valued at $1,187,950 issued to various employees and consultants for services rendered during that period, compared to shares valued at $714,824 issued to various employees and consultants for the six months ended December 31, 2007, and for warrants to investors in connection with equity raises during the period valued at $2,086,024, compared warrants to investors during the 6 months ended December 31, 2007 valued at $2,058,422 for the six-month period ended December 31, 2007.  We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under SFAS 123R, consistent with that used for pro-forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

The decline in general and administrative expenses for the three months ended December 31, 2008, compared to the three months ended December 31, 2007, is attributed to the fact that the Company contracted its staff and reduced other overhead commitments during this quarter in an effort to conserve cash and address the changing economic climate.  Further, during this three-month period, the Company transitioned from a company involved primarily in research and development to an operating entity focusing on marketing its products and services.  Consequently, the nature of general and administrative expenses changed, enabling a reduction in overall costs.

Research and Development Expenses

	Three Months Ended				Six Months Ended
	12-31-07	12-31-08	Increase/(Decrease)		12-31-07	12-31-08	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%

Research & Development Expenses	194,297	174,523	(19,774)	-10.2%	301,902	318,616	16,714	5.5%

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

MyStudio is now a developed product and has been introduced to the market place.  Although the Company has now moved into an operational stage, with the production, installation and operation of its first studio and others contemplated in various locations, it will also continue to incur additional research and development costs in refinement of the MyStudio facility and its website.  Research & Development costs, however, as a percentage of overall costs, are expected to decline as the Company rolls-out additional MyStudio units.

For the six months ended December 31, 2008, Research & Development Expenses increased by some 5.5% to $318,616 compared to $301,902 for the six months ended December 31, 2007.  For the three months ended December 31, 2008, Research & Development expenses declined by 10.2% to $174,523 compared to $194,297 for the three months ended December 31, 2007.  The Company expects such expenses to continue to decline for the balance of the current fiscal year.

Total Operating Expenses

	Three Months Ended				Six Months Ended
	12-31-07	12-31-08	Increase/(Decrease)		12-31-07	12-31-08	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%

Total Operating Expense	2,632,610	2,284,437	(348,173)	-13.2%	3,968,783	5,560,702	1,591,919	40.1%

Overall operating expenses during the three months ended December 31, 2008, declined by $348,173, or approximately 13.2%, compared to the quarter ended December 31, 2007.  This decrease is mostly attributable to the decreased activity surrounding the completion of the research and development on MyStudio and its companion website.  The Company also reduced its staff during the quarter ended December 31, 2008.  However, for the three months preceding the launch of its first studio, the Company incurred marketing and promotion expenses not present in earlier periods and ramped up its staff in preparation of a more aggressive roll-out of additional studios.  Consequently, for the six months ended December 31, 2008, Total Operating Expenses increased to $5,560,702, compared to $3,968,783 for the six months ended December 31, 2007, an increase of approximately 40%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

Net Income/(Loss)

	Three Months Ended				Six Months Ended
	12-31-07	12-31-08	Increase/(Decrease)		12-31-07	12-31-08	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%

Net Income (Loss)	(2,602,063)	(2,307,114)	(294,949)	-11.3%	(3,957,111)	(5,575,528)	1,618,417	40.9%

The net loss for the six months ended December 31, 2008 was $(5,575,528) which is a 40.9%% increase in the loss recorded for the comparable six months ended December 31, 2007.   However, the net loss for the three months ended December 31, 2008 declined to $(2,307,114), from $(2,620,063) for the three months ended December 31, 2007, a decline of approximately 11.3%.

The Company recorded an interest expense of $18,589 in the six months ended December 31, 2008 compared to $875 in interest expense for the six months ended December 31, 2007.  The nominal amount of interest expense for the three and six month periods ending December 31, 2007, is attributable to the reduction in outstanding short-term debt in the form of extinguishment and conversion occurring in the previous two fiscal years.  The increased interest expense occurring for the three and six month periods ending December 31, 2008 relates to interest accrued on obligations to a related party.

The increase in the net loss for the six months ended December 31, 2008 and the decrease for the three months ended December 31, 2008, parallels the changes in general and administrative expenses and research and development costs for the same periods.

NET OPERATING LOSSES

We have accumulated approximately $28,029,000 of federal net operating loss carryforwards as of December 31, 2008, which the Company believes may be offset against future taxable income through 2028.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2008 or the six months ended December 31, 2008, because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company had minimal revenue collections during the six months ended December 31, 2008, and none for the six months ended December 31, 2007.  The Company has incurred losses since inception of $44,668,461.  At December 31, 2008, the Company has a working capital deficit of $782,761, attributable primarily to outstanding manufacturing orders for additional entertainment studios expected to be delivered in the third quarter of the current fiscal year. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations.  Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) aggressively pursing its plan to launch MyStudio in the current fiscal year.

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

As of December 31, 2008, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital generated from the sale of common stock, the sale of preferred stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 4T.  CONTROLS AND PROCEDURES

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

ITEM 4T.  CONTROLS AND PROCEDURES - continued

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 1A – RISK FACTORS - continued

History of Operations and Dependence on Future Developments .

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

Pending the full implementation of its business plan, the Company is dependent upon its management, certain shareholders and investors for its fundraising.  The Company expects additional operating losses will occur until revenue is sufficient to offset the level of costs to be incurred for marketing, sales, general and administrative and product and services development.  The Company is subject to all of the risks inherent in establishing a new start-up business enterprise.  Since the Company has no significant operations, there can be no assurance that its business plan, if executed at all, will be successful.  The potential for success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered with the start-up of new businesses and the competitive environment in which the Company will operate.  A prospective investor should be aware that if the Company is not successful in achieving its goals and achieving profitability, any money invested in the Company will likely be lost.  The Company’s management team believes that its potential near-term success depends on the Company’s success in completing product development, manufacturing, marketing and selling its products and services.

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

ITEM 1A – RISK FACTORS - continued

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

ITEM 1A – RISK FACTORS - continued

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

Dilution; Dilutive Effect of Future Transactions.

As of December 31, 2008, the Company has 14,482,527 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,000,000 shares of common stock pursuant to a Non-Executive Employee Stock Incentive Plan approved by the Board on August 28, 2007, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also has 686,544 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 339,814 shares of common stock.  In addition, the Company has warrants outstanding that would permit, if exercised, the issuance of 3,585,749 additional shares of common stock at an average exercise price of $3.34.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s Investment Units will occur.

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

ITEM 1A – RISK FACTORS - continued

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable.  Although our current revenue model contemplates revenues from MyStudio sufficient to break-even within twelve months, there is no assurance that these revenues will occur.  In addition, we expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; pursue research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

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

ITEM 1A – RISK FACTORS - continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 14,482,527 post-reverse shares of common stock outstanding. In addition, the Company has 686,544 shares of preferred stock issued and outstanding as of December 31, 2008.  The preferred shares are convertible into 339,814 shares of common stock.

(b)
During the six months ended December 31, 2008, we closed various private placements and issued 523,330 shares of restricted common stock for total of approximately $1,570,000 in proceeds and granted warrants to these security holders and others to acquire an additional 1,398,721 shares at an average exercise price of $2.68at any time within two years after the dates of their respective investments.  During this period, warrantholders having the right to purchase 245,000 shares of the Company’s common stock exercised their right and we received an additional $305,000in proceeds from the exercise of those warrants.  The average warrant exercise price was $1.24.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s research and development program and to manufacture the initial production model of the MyStudio interactive recording studio, as well as for working capital and general corporate purposes.

(c)
During the six months ended December 31, 2008, the Company also issued 501,800 shares of the Company’s common stock for employment and consulting services rendered to the Company valued at $1,187,950.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation. We believe the issuance of the shares listed in this Item 2 are exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and reports filed under the Securities Exchange Act of 1934. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On May 6, 2004, the Registrant (f/k/a Dimensional Visions Incorporated) filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 14,482,527 post-reverse shares outstanding.

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

(c)	During the six months ended December 31, 2008, no matters were submitted to the shareholders for a vote.

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

Shell Company Status

Studio One Media, Inc. (the “Company”) ceased being a shell company on April 17, 2007, when it finalized the purchase of Studio One Entertainment, Inc. Form 10-KSB filed by the Company for the year ended June 30, 2007, and the Company’s Form 10-QSB for the quarterly periods ended December 31, 2007 and December 31, 2007, incorrectly indicated that the Company remained a shell company after April 17, 2007.

On September 28, 2007, upon filing of its Form 10-KSB for the fiscal year ended June 30, 2007, the Company filed all of its “Form 10 Information” with the SEC. The disclosure made under the above mentioned Form 10-KSB is incorporated by reference herein.

On February 17, 2008, the Company filed a Form 8-K concerning the change of its status as a shell company. The disclosure made under that Form 8-K is incorporated by reference herein.

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

STUDIO ONE MEDIA, INC.

Date: February 17, 2009	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: February 17, 2009	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Secretary

STUDIO ONE MEDIA, INC.

Date: February 17, 2009	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer