Form 10-Q
period 2009-03-31
STUDIO ONE MEDIA, INC.
filed 2009-05-20
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes   ☐  No  ☒

At March 31, 2009, the number of shares outstanding of common stock, $0.001 par value, was 15,084,498 shares.

	STUDIO ONE MEDIA, INC.

	INDEX
	PART I - FINANCIAL INFORMATION
		PAGE NUMBER
Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets - March 31, 2009 (unaudited) and June 30, 2008	3

	Statements of Operations - For the three months and nine months ended March 31, 2009 and 2008, and cumulative from July 1, 2002 through March 31, 2009 (unaudited)	4

	Statements of Stockholders’ Deficiency - For the year ended June 30, 2002, 2003, 2004, 2005, 2006, 2007 and 2008 and the nine months ended March 31, 2009 (unaudited)	5

	Statements of Cash Flows - For the nine months ended March 31, 2009 and 2008, and cumulative from July 1, 2002 through March 31, 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	22

Item 4T.	Controls and Procedures	22
	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	31

Item 6.	Exhibits	31

	SIGNATURES	32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(unaudited)	(restated)
ASSETS

Current Assets
Cash	$45,184	$391,109
Accrued Interest Receivable	75,858	55,701
Accounts Receivable	1,500	-
Prepaid Expenses	105,733	48,153
Notes Receivable-Current	178,398	178,752

Total Current Assets	406,673	673,715

Property and Equipment, Net	1,329,802	548,070

Other Assets
Deposits	19,630	29,630
Intangible Assets, net	171,197	138,084

Total Other Assets	190,827	167,714

Total Assets	$1,927,302	$1,389,499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,183,598	$358,359
Notes Payable - Related Party	201,591	108,319
Notes Payable - Current	50,000	49,385

Total Current Liabilities	1,435,189	516,063

Long-Term Liabilities	-	-

Total Liabilities	1,435,189	516,063

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and outstanding are 799,044 and 524,044
March 31, 2009 and June 30, 2008, respectively	799	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 15,084,498 and 13,212,398 shares at
March 31, 2009 and June 30, 2008, respectively	15,085	13,212
Additional Paid in Capital	20,768,499	14,463,184
Accumulated Deficit - Development Stage	(20,292,270)	(13,603,484)

Total Stockholders' Equity	492,113	873,436

Total Liabilities and Stockholders' Equity	$1,927,302	$1,389,499

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
					Cumulative
	For the Three Months Ended		For the Nine Months Ended		July 1, 2002
	March 31,	March 31,	March 31,	March 31,	through
	2009	2008	2009	2008	March 31,
					2009

Revenues
Kiosk Revenues	$40,455	$-	$56,177	$-	$56,177
Advertising Revenues	15,852	-	38,047	-	38,047

Total Revenues	56,307	-	94,224	-	94,224

COST OF SALES (less depreciation and
amortization)	43,387	-	91,203	-	91,203

GROSS PROFIT (LOSS)	12,920	-	3,021	-	3,021

Operating Expenses
General and Administrative Expenses	1,093,102	1,885,006	6,335,188	5,551,887	18,508,722
Research and Development	37,851	173,234	356,467	475,136	1,879,305

Total Operating Expenses	1,130,953	2,058,240	6,691,655	6,027,023	20,388,027

Loss from Operations	(1,118,033)	(2,058,240)	(6,688,634)	(6,027,023)	(20,385,006)

Other Income (Expense)
Interest Expense	(5,845)	(875)	(25,309)	(2,625)	(338,109)
Other Income	10,620	5,711	25,157	19,133	49,162
Gain on Extinguishment of Indebtedness	-	-	-	-	381,683

Total Other Income (Expense)	4,775	4,836	(152)	16,508	92,736

Loss before Income Taxes	(1,113,258)	(2,053,404)	(6,688,786)	(6,010,515)	(20,292,270)
Income Tax Expense	-	-	-	-	-

Net Loss	$(1,113,258)	$(2,053,404)	$(6,688,786)	$(6,010,515)	$(20,292,270)

Basic Loss Per Share of Common Stock	$(0.08)	$(0.16)	$(0.47)	$(4.98)

Weighted Average Number of Shares Outstanding	14,783,513	12,573,685	14,259,808	1,206,089

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated	Accumulated
						Deficit	Deficit
	Preferred Stock		Common Stock		Paid In	Pre-Development	Development	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Equity

Balance, December 31, 2006	-	$-	7,102,500	$23,225	$-	-	$(671,671)	$(648,446)

Recapitalization	524,044	524	3,464,870	(12,658)	748,201	-	-	736,067
Common Shares issued
for services	-	-	248,200	248	1,493,392	-	-	1,493,640
Common Shares issued for cash	-	-	547,169	548	1,064,453	-	-	1,065,001
Fair value of warrants granted	-	-	-	-	2,322,269	-	-	2,322,269
Net Loss	-	-	-	-	-	-	(4,314,840)	(4,314,840)

Balance, June 30, 2007	524,044	524	11,362,739	11,363	5,628,315	-	(4,986,511)	653,691

Common Shares issued
for services	-	-	684,322	684	2,794,313	-	-	2,794,997
Common Shares issued for cash	-	-	1,160,337	1,160	3,151,384	-	-	3,152,544
Stock offering costs	-	-	-	-	(147,000)	-	-	(147,000)
Common Shares for assets	-	-	5,000	5	24,120	-	-	24,125
Fair value of warrants granted	-	-	-	-	3,012,052	-	-	3,012,052
Net Loss	-	-	-	-	-	-	(8,616,973)	(8,616,973)

Balance, June 30, 2008	524,044	524	13,212,398	13,212	14,463,184	-	(13,603,484)	873,436

Common Shares issued
for services (unaudited)	-	-	758,059	758	1,402,110	-	-	1,402,868
Common Shares issued for cash
(unaudited)	-	-	1,114,041	1,115	2,076,670	-	-	2,077,785
Preferred Shares issued for cash
(unaudited)	275,000	275	-	-	549,524	-	-	549,799
Fair value of warrants granted
(unaudited)	-	-	-	-	2,277,011	-	-	2,277,011
Net Loss
(unaudited)	-	-	-	-	-	-	(6,688,786)	(6,688,786)

Balance, March 31, 2009	799,044	$799	15,084,498	$15,085	$20,768,499	$-	$(20,292,270)	$492,113

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine	For the Nine	Cumulative
	Months Ended	Months Ended	July 1, 2002 through
	March 31, 2009	March 31, 2008	March 31, 2009

Cash Flows from Operating Activities

Net Loss	$(6,688,786)	$(6,010,515)	$(20,292,270)
Adjustments to reconcile to cash from
operating activities:
Depreciation and amortization	64,242	26,534	118,309
Common stock issued for services	1,402,868	2,122,553	5,691,505
Fair value of warrants granted	2,277,011	2,153,685	7,611,332
Changes in Operating Assets & Liabilities:
Accrued Interest Receivable	(20,157)	(18,294)	(75,858)
Notes Receivable	354	35,159	(184,398)
Prepaid Expenses	(57,580)	15,888	24,098
Accounts Receivable	(1,500)	-	(1,500)
Other Current Assets	-	(30,815)	-
Deposits	10,000	(13,230)	(19,630)
Accounts Payable and Accrued Expenses	825,239	(127,182)	784,200

Net Cash Used in Operating Activities	(2,188,309)	(1,846,217)	(6,344,212)

Cash Flows from Investing Activities

Purchase of Property and Equipment	(839,780)	(213,574)	(1,404,179)
Purchase of Other Assets	(39,307)	(62,888)	(901,934)

Net Cash Used in Investing Activities	(879,087)	(276,462)	(2,306,113)

Cash Flows from Financing Activities

Issuance of Common Stock	2,077,785	2,325,000	6,295,330
Issuance of Preferred Stock	549,799	-	549,799
Recapitalization	-	-	1,489,242
Repayment of Notes Payable	(74,385)	-	(83,044)
Stock Offering Costs Paid	-	-	(147,000)
Issuance of Notes Payable	168,272	5,762	591,164

Net Cash from Financing Activities	2,721,471	2,330,762	8,695,491

Net Increase (Decrease) in Cash	(345,925)	208,083	45,166

Cash, Beginning of Period	391,109	417,236	18

Cash, End of Period	$45,184	$625,319	$45,184

Supplemental Cash Flow Disclosure:

Cash Paid For:
Interest Expense	$1,389	$2,615	$232,231
Income Taxes	$-	$-	$-

Non Cash Financing Activities:
Common stock issued for assets	$-	$24,125	$147,136
Equipment purchased under capital lease	$-	$4,028	$9,759

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 AND JUNE 30, 2008

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

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying Consolidated Balance Sheet as of March 31, 2009, the Consolidated Statements of Operations for the three months and nine months ended March 31, 2009 and 2008, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2009, our results of operations for the nine months ended March 31, 2009 and 2008, and our cash flows for the nine months ended March 31, 2009 and 2008. The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending June 30, 2009. These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K filed on September 29, 2008.

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 AND JUNE 30, 2008

Note 1: Summary of Significant Accounting Policies - continued

GOING CONCERN

The Company has incurred losses since inception of $20,292,270 and has minimal revenues which raises substantial doubt about its ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve revenues from its personal recording studio business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording studios.

The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business. The available funds at March 31, 2009, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations. Unless the Company is able to secure additional financing it may not be able to continue as a going concern.

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 AND JUNE 30, 2008

Note 2: Accounts Payable, Accrued Expenses

A summary of Accounts Payable and Accrued Expenses Follows:

	March, 31, 2009	June 30, 2008
Accounts Payable	$529,402	$180,000
Outstanding Manufacturing Orders	623,731	127,921
Accrued Interest	29,481	35,438
Other Accrued Expenses	984	15,000
Total	$1,183,598	$358,359

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

As of June 30, 2008, the Company owed $108,319 for funds borrowed from related parties including accrued interest of $11,053. The loans are unsecured, accrue interest at 10% per annum and are due upon demand.   At March 31, 2009 the amount owed to related parties was $201,591 including accrued interest.

During 2008, the Company purchased equipment under a capital lease. The lease is secured by the equipment and due in monthly payments of $808.

A summary of Short Term Borrowings follows:

	Rates	3-31-09	6-30-08
Related Party Loan	10%	$201,591	$108,319
Convertible Debenture	14%	50,000	42,049
Equipment Lease	12%	-	7,336
Total		$251,591	$157,704

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

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 AND JUNE 30, 2008

Note 5: Common Stock

During the nine months ended March 31, 2009, the Company issued 1,114,041 common shares for $2,077,785 in cash  and  758,059 shares of the Company’s common stock for consulting services rendered to the Company valued at $1,402,868.

Note 6: Preferred Stock

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Allocated	Outstanding
Series A Preferred	100,000	15,500
Series A-1 Preferred	1,000,000	275,000
Series B Preferred	200,000	3,500
Series C Preferred	1,000,000	13,404
Series D Preferred	375,000	130,000
Series E Preferred	375,000	275,000
Series P Preferred	600,000	86,640

Total Preferred Stock	3,700,000	799,044

The preferred shares are convertible into 564,814 shares of common stock.

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
March 31, 2009 AND JUNE 30, 2008

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

During the nine months ended March 31, 2009, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 to 2 years, a risk free interest rate of 1.35% to 2.35%, a dividend yield of 0% and volatility of 55% to 92%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $2,277,011.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of July 1, 2007	850,163	$3.18
Options Granted	1,677,706	3.83
Exercised	(54,507)	2.91
Cancelled/forfeited	-	0.00
Outstanding as of June 30, 2008	2,473,362	$3.63
Options Granted	1,498,721	2.57
Exercised	(244,999)	1.24
Cancelled/forfeited	(454,996)	2.90
Outstanding at March 31, 2009	3,272,088	$3.14

STUDIO ONE MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 AND JUNE 30, 2008

Note 7: Stock Option Plan and Equity Incentive Plan - continued

The following table summarizes the warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Fiscal Year Issued	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2007	$3.62	355,167	0.00	355,167	$3.62
2008	$3.63	1,472,443	1.00	1,472,443	$3.86
2009	$2.52	1,444,478	1.50	1,444,478	$2.53
Total		3,272,088		3,272,088	$3.14

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

The tax effects of significant items comprising the Company's net deferred taxes as of March 31, 2009 and June 30, 2008 were as follows:

	3-31-09	6-30-08
Deferred tax assets:
Intangible assets	$251,944	$251,944
Net operating loss carry forwards	10,168,448	8,994,974
	$10,420,392	$9,246,918

Net deferred tax asset	$10,420,392	$9,246,918
Valuation allowance	(10,420,392)	(9,246,918)
Net deferred tax asset reported	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% to pretax income from continuing operations for the nine months ended March 31, 2009 and the year ended June 30, 2008 due to the following:

	3-31-09		6-30-08

Book loss from operations	$(2,608,627)	$	(3,015,941)
Options and warrants issued for services	888,034		1,054,218
Common stock issued for services	547,119		978,249
Valuation allowance	1,173,474		983,474
	$--		$--

The federal net operating loss carry forwards of approximately $26,073,000 expire in various years through 2029. In addition the Company has state carry forwards of approximately $13,150,000.

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
March 31, 2009 AND JUNE 30, 2008

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles ”.   SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Note  10.  Restated Financial Statements

The Company has restated its balance sheet as of June 30, 2008. The restatement was to correct the presentation of Studio One Entertainment, Inc. (SOE) as a recapitalization. The acquisition was originally recorded as a purchase. However it was determined that since the shareholders of SOE became the controlling shareholders of the Company that the transaction should be accounted for as a reverse merger.  Accordingly, the historical financial statements of SOE are presented as those of the combined company and no goodwill or other intangible assets are recorded in the transaction. A comparison of the summarized financial statements as revised and as originally presented is a follows:

	June 30,	June 30,
	2008	2008
	(original)	(restated)
ASSETS
Total Current Assets	$673,715	$673,715
Property and Equipment, Net	548,070	548,070
Other Assets
Deposits	29,630	29,630
Intangible Assets, net	857,923	138,084
Total Other Assets	887,553	167,714
Total Assets	$2,109,338	$1,389,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Total Liabilities	$516,063	$516,063

Stockholders' Equity
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and outstanding is 524,544 shares at June 30,2008	524	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding is 13,212,398 shares at
June 30, 2008	13,212	13,212
Additional Paid in Capital	40,672,472	14,463,184
Accumulated Deficit	(39,092,933)	(13,603,484)
Total Stockholders' Equity	1,593,275	873,436
Total Liabilities and Stockholders' Equity	$2,109,338	$1,389,499

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the nine months ended March 31, 2009 and 2008. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this Report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to evise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

OVERVIEW

Studio One is a leading edge entertainment company utilizing start of the art technology.  Over the past several years, Studio One has developed MyStudio, a self contained, high definition (HD) interactive audio/video recording studio designed for installation in shopping malls and other pedestrian high traffic areas.  MyStudio offers groundbreaking HD audio and video quality from a proprietary (22 patents pending), stand alone recording studio.  MyStudio and its accompanying website, www.MyStudio.net, uniquely incorporate the best elements of some of the world’s leading internet and entertainment properties: the video sharing of YouTube, the social networking capabilities of MySpace and Facebook and talent based contests made popular by American Idol, in a single entertainment venue.  MyStudio offers a “bricks and clicks” combination of hardware and software drivers which is unique in the entertainment and internet industries.

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

The studios enable the public, for a $20 fee, to record up to a 5 minute video in a stand alone, state-of-the-art recording studio and enter their MyStudio performances in music, modeling, comedy and other talent related contests.  MyStudio can also be used to record video resumes, dating profiles and personal messages.  The Company believes its MyStudio methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

Users can personalize their videos by choosing from over a thousand backdrops, which appear through the use of Hollywood green-screen technology and thousands of pre-licensed karaoke songs. The self-contained MyStudio recording studios can be used by amateurs and professionals alike to record original compositions or popular songs. Each MyStudio contains 5 plug-in ports for electrical instruments such as guitars, DJ turntables, bass, drums, pianos or violins. The studios provide professional recording studio-quality sound from their specially engineered acoustic design, combined with a proprietary audio signal sequencing process.  Minutes after creating a video, users can upload their videos and view them online at www.mystudio.net, share them with their friends and family, and view them to their cell phone.

The Company installed and opened its first MyStudio in Scottsdale Fashion Square, Scottsdale, Arizona, on September 29, 2008.  It has four more units in production and subject to adequate financing, plans to install those units in strategic locations in the second and third quarters of calendar year 2009. Following the launch of the initial 5 studios, but subject to the ability to raise additional capital for expansion, the Company plans to install additional studios at other locations in the U.S., before it expands internationally.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

OVERVIEW - continued

As a companion feature of the studio, Studio One has developed the MyStudio website. At www.mystudio.net, users can become part of a unique experience by creating their own MyStudio profile pages with their videos, music, photos and personal information. They an also share their video with their friends as well as view publically posted videos created by others. Users can also print high quality pictures directly from their video on MyStudio.net.

The MyStudio website also incorporates the video posting and sharing features of YouTube.  This allows daily users to view new videos in multiple categories including music and modeling to comedy and dating.  The MyStudio website offers videos with a significantly larger sized video playback and features higher audio and video resolution than many leading video sharing websites.

MyStudio registered members have the opportunity to enter their videos into monthly contests, including entertainment industry sponsored music, modeling and comedy contests.  In addition, members have the option of sending their videos directly to hundreds of casting agencies and talent scouts worldwide.

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

On March 31, 2006, Barry M. Goldwater, Jr., joined the board, as chairman, and Kenneth Pinckard became a director and Vice President.

In 2006 and 2007 the Company took steps to dramatically reduce its outstanding debt.  In its fiscal year ended June 30, 2006, the Company wrote off $373,416 in uncollectible debt that arose out of the operations that were discontinued in 2002 and earlier.  On October 13, 2006, the Company issued 137,500 shares of restricted common stock to extinguish $874,584 in debt ($579,253 in short term debt and $295,331 in accrued interest) from loans made to the Company (then Dimensional Visions) in 2001. The debt was converted to equity at a per share conversion price of $6.36.  On April 26, 2007, the Company issued 25,328 shares of restricted common stock to extinguish $33,433 in debt ($20,000 in short term debt and $13,433 in accrued interest) from loans made to the Company in 2001.  The net effect of these actions was to reduce the Company’s overall debt by approximately $1.28 million.  During the Development Stage and in preparation for the launch of its product to the general public, the Company assiduously avoided taking on additional debt, opting, instead for equity fundings.

During fiscal year 2008 the Company devoted its efforts and resources to completing the research and development program for the MyStudio recording studio and in developing its companion website.  It also contracted for the manufacture of the first series of studios for installation in malls.

FISCAL YEAR 2009

COMMENCEMENT OF OPERATIONS

The Company launched its first MyStudio® in Scottsdale Fashion Square mall in Scottsdale, Arizona on September 29, 2008. The studio has enjoyed very high customer satisfaction, a high ratio of repeat customers and has operated with negligible downtime.  Despite the significant slowdown in mall traffic and consumer spending which began in October, the Company recognized sales growth during the quarter ending March 31, 2009.

The Company’s business plan calls for the establishment of regular events and contests to drive traffic to its studios and this assumption was confirmed by a marked increase in studio traffic when contests and promotions have been offered. In late December, the Company finalized two important multiyear partnerships with Mark Burnett Productions for reality TV casting and The GRAMMY Foundation to do auditions for various GRAMMY Foundation programs. The Company expects to continue to align itself nd enter into partnerships with other high profile entertainment companies, so it can offer consumers an ongoing variety of contests to ensure steady studio traffic.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

COMMENCEMENT OF OPERATIONS - continued

The roll-out of four additional studios planned in the second quarter was delayed due to the precipitous collapse of the nation’s financial markets forcing the Company to prematurely terminate its then outstanding equity offering, the proceeds of which were intended to fund the completion, installation and marketing of the studios. The Company has since reduced its burn rate substantially and continues to raise capital through private placements by accredited investors. Based on current market conditions the Company expects to install the four studios in the second and third quarters of calendar 2009.  Additional studio installations will follow based on the timing of the Company's ability to raise capital.

RECENT DEVELOPMENTS

During the first quarter of fiscal year 2009, the Company has transitioned from a Development Stage Company to an operating entity.

On July 1, 2008, the Company entered into a multi-year licensing agreement with EMI Music Publishing, the world’s leading music publisher, for consumer use of licensed music in MyStudio® videos.  The agreement gives the Company and users of MyStudio access to EMI’s vast catalog of music spanning thousands of compositions by leading songwriters and recording artists and allows consumers to create personalized music videos, as well as videos for modeling, comedy, dating, resume, auditions and personal messages, and post them online for public viewing.

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

Additional studio installations will follow based on the Company's ability to raise capital. Each MyStudio is expected to generate revenue of $25,000 to $50,000 per month when multiple studios are in operation.

On November 6, 2008, the Company announced the formation of an Advisory Board consisting of leaders in the entertainment, finance, media and technology industries. The Advisory Board was formed to assist the Company in its overall corporate development, product roll-out and strategic relationships.  The current Studio One Advisory Board includes:

•	Richard Blackstone. Former Chairman and CEO of Warner/Chappell Music, Inc.; former President of Zomba Music Publishing.

•	Ted Field. Chairman and CEO of Radar pictures; media investor and major film producer of over 50 feature films; co-founder of Interscope Records, and owner of Panavision.

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

On December 18, 2008, the Company entered into a multiyear licensing and sponsorship agreement with The GRAMMY Foundation®, a charity founded by The Recording Academy® in 1989. Pursuant to the agreement, Studio One's MyStudio® recording studios and its accompanying website, www.mystudio.net, will be used for auditions and promotions relating to several GRAMMY Foundation programs for young people including GRAMMY Camp®, GRAMMY® Signature Schools and the GRAMMY Jazz Ensembles. The Company completed its first auditions for GRAMMY Camp on March 31, 2009.

On December 22, 2008, the Company entered into a multiyear agreement with Mark Burnett Productions, to use MyStudios to augment the casting of Mark Burnett reality TV shows. The agreement also provides Mark Burnett the exclusive right to produce reality based TV programs with MyStudio content.  Mark Burnett Productions is responsible for some of TV’s biggest reality hits ncluding “Survivor,” Donald Trump’s “the Apprentice,” “Are You Smarter Than a Fifth Grader” and Sean “Diddy” Combs “Starmaker,” and “RockBand.” Subsequent to the quarter ending March 31, 2009, the Company commenced its first audition for Mark Burnett’s “Are You Smarter Than a Fifth Grader” on April 27, 2009.

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

TECHNOLOGICAL ADVANTAGES

Studio One’s recording studio contains proprietary technology and other intellectual property which, in part, is the subject of 22 pending foreign and domestic patents and 8 trademark applications (for which we have received 4 Notices of Allowance from the USPTO). The Company believes that its multi-year product development and engineering efforts have resulted in a multitude of technological advantages over any other stand alone video recording studio in operation.  The use of high definition recording, keying and audio processing ensures the finest quality audio and video available today and in the near future.

FINANCIAL IMPACT

The Company believes that each MyStudio can generate $300,000 - $600,000 in annual revenue with five or more studios in operation in major cities. There are multiple potential revenue streams for the company in addition to the revenue generated from the studios, including revenues for advertising on the external monitors located on each studio and on its website.

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

 EMPLOYEES

As of March 31, 2009, we employed twenty one full-time personnel including three executives, twelve technical/engineering persons, one accountant, one clerical/administrative person, a vice president of business development, a research specialist and a manufacturing engineer.,.  We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

FACILITIES

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 5,400 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 75260.  On June 15, 2008, we expanded into and also occupy approximately 5,400 square feet adjoining the original premises on a month-by month basis.  Under the terms of the extended, expanded lease, we occupy the premises on a month-to-month basis.  The total lease expense is $12,000 per month, payable in cash, common stock of the Company and on-studio advertising.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

FACILITIES - continued

In anticipation of implementation of our business plan, we had also leased an additional  9,400 feet of office space in another building located at 7812 E. Acoma, Scottsdale, Arizona, at a monthly cost of $12,225.   We have not occupied this space and, subsequent to March 31, 2009, have entered into a termination agreement with the landlord pursuant to which the Company will pay the sum of $50,000 over a period of ten months in exchange for terminating future obligations under the lease.

RESULTS OF OPERATIONS

The Company launched its first MyStudio in Scottsdale Fashion Square mall in Scottsdale, Arizona on September 29, 2008. The studio has enjoyed very high customer satisfaction, a high ratio of repeat customers and has operated with negligible downtime.  Despite the significant slowdown in mall traffic and consumer spending which began in October, the Company recognized sales growth during the quarter ending March 31, 2009.

The Company’s business plan calls for the establishment of regular events and contests to drive traffic to its studios and this assumption was confirmed by a marked increase in studio traffic when contests and promotions have been offered. In late December, the Company finalized two important multiyear partnerships with Mark Burnett Productions for reality TV casting and The GRAMMY Foundation to do auditions for various GRAMMY Foundation programs. The Company expects to continue to align itself and enter into partnerships with other high profile entertainment companies, so it can offer consumers an ongoing variety of contests to ensure steady studio traffic.  In the quarter ended March 31, 2009 the Company hosted a variety of contests and auditions.

Revenues:

	Three Months Ended				Nine Months Ended
	3-31-08	3-31-09	Increase/(Decrease)		3-31-08	3-31-09	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%

Revenue	0	56,307	56,307	100%	0.00	94,224	94,224	100%

The Company opened its first MyStudio on September 29, 2008, and began generating revenue on October 1, 2008.

It had no operating revenue for the nine months ended March 31, 2008, as the Company had ceased all marketing and sales activities during the last quarter of 2002.  Until the previous fiscal quarter, the Company had been a Development Stage company.  It has had no revenues during the past three fiscal years, during which time it has expended considerable effort and funds in developing MyStudio.

The Company’s business model provides for revenues from three sources:

•	User fees from customers who utilize the entertainment studios to create an audio/video recording.
•	Advertising revenue from the external monitors located on each MyStudio facility.
•	Advertising revenue from its website.

The revenues from each of the first two of these sources are expected to increase proportionally to the number of studios we place in operation.   The revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers.

In some instances, in order to preserve available cash for other purposes, the Company engages in barter transactions whereby it exchanges advertising services with other media outlets, including print, radio and television.

The Company accounts for advertising barter transactions in accordance with the Emerging Issues Task Force ("EITF") consensus on Accounting for Advertising Barter Transactions (EITF 99-17).  EITF 99-17 provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity's own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.

During the three months and nine months ended March 31, 2009, advertising barter revenue and expense amounted to $500 and $8,250 respectively.  There were no similar revenues and expenses for the three months and nine months ended March 31, 2008.

Cost of Sales:

	Three Months Ended				Nine Months Ended
	3-31-08	3-31-09	Increase/(Decrease)		3-31-08	3-31-09	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%

Cost of Sales	0	43,387	43,387	100%	0.00	91,203	91,203	100%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

Cost of Sales is comprised of expenses directly related to the operation of the MyStudio facility and includes studio rent paid to the mall, connectivity charges for high speed internet access, utilities, advertising, attendant personnel and related payroll costs, and other expenses associated with a particular unit.  Depreciation and amortization associated with the operating unit is accounted for in the Company’s general and administrative expenses.

General and Administrative Expenses:

	Three Months Ended				Nine Months Ended
	3-31-08	3-31-09	Increase/(Decrease)		3-31-08	3-31-09	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%
General and
Administrative Expenses	1,885,006	1,093,102	(791,904)	(42)%	5,551,886	6,335,188	783,301	14%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities for our finance, human resources, information technology and general administration, and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology, consulting and outsourcing services.

General and administrative expenses decreased in the three-month period ended March 31, 2009 by approximately $791,904 compared to the three months ended March 31, 2008. The general and administrative expenses for the nine month period ended March 31, 2009 increased by approximately $783,301 compared to the nine months ended March 31, 2008.

The overall increase for the nine-month period ended March 31, 2009 in general and administrative costs is attributable to the development of MyStudio, including the hiring of personnel, such as software developers, design engineers, administrative staff, marketing personnel and others, increasing expenses substantially.  The greatest portion of the expenses occurred in the first quarter of the current fiscal year as we ramped up to open our first studio.  Subsequently, for the second and third quarters of the current fiscal year, we have taken actions to curtail our general and administrative expenses to address the uncertainties of the current economic environment.  The non-cash portion of General and Administrative Expenses for the nine months ended March 31, 2009, was $3,546,374, compared to $4,171,051 for the period ended March 31, 2008, a decline of approximately 15%.  These non-cash charges are attributable to shares issued to various employees and consultants for services rendered and for warrants to investors in connection with equity raises during the respective periods.  We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under SFAS 123R, consistent with that used for pro-forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

The decline in general and administrative expenses for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, is attributed to the fact that the Company contracted its staff and reduced other overhead commitments during this quarter in an effort to conserve cash and address the changing economic climate.  Further, during this three-month period, the Company transitioned from a company involved primarily in research and development to an operating entity focusing on marketing its products and services.  Consequently, the nature of general and administrative expenses changed, enabling a reduction in overall costs.

Research and Development Expenses:

	Three Months Ended				Nine Months Ended
	3-31-08	3-31-09	Increase/(Decrease)		3-31-08	3-31-09	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%
Research and
Development Expenses	173,234	37,851	(135,383)	(78.2)%	475,136	356,467	(118,669)	(25.0)%

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

For the nine months ended March 31, 2009, Research & Development Expenses decreased by some 25% to $356,467 compared to $475,136 for the nine months ended March 31, 2008.  For the three months ended March 31, 2009, Research & Development expenses declined by approximately 78% to $37,851 compared to $173,234 for the three months ended March 31, 2008.  The Company expects such expenses to continue at the current three-month level for an indefinite period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

Total Operating Expenses:

	Three Months Ended				Nine Months Ended
	3-31-08	3-31-09	Increase/(Decrease)		3-31-08	3-31-09	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%

Total Operating Expenses	1,130,953	2,058,240	(927,287)	(45)%	6,027,023	6,691,655	664,632	11.0%

Overall operating expenses during the three months ended March 31, 2009, declined by $927,287, or approximately 45%, compared to the quarter ended March 31, 2008.  This decrease is mostly attributable to the decreased activity surrounding the completion of the research and development on MyStudio and its companion website.  The Company also continued reduced its staff and other commitments during the quarter ended March 31, 2009.  However, for the three months preceding the launch of its first studio, the Company incurred marketing and promotion expenses not present in earlier periods and ramped up its staff in preparation of a more aggressive roll-out of additional studios.  Consequently, for the nine months ended March 31, 2009, Total Operating Expenses increased to $6,691,632, compared to $6,027,023 for the nine months ended March 31, 2008, an increase of approximately 11%.

As discussed above, we account for advertising barter transactions in accordance with EITF 99-17 – Accounting for Advertising Barter Transactions.  Total advertising barter expenses during the three months and nine months ended March 31, 2009, were $500 and  $8,250 respectively.   There were no similar expenses for the three months and nine months ended March 31, 2008.

Net Income/(Loss):

	Three Months Ended				Nine Months Ended
	3-31-08	3-31-09	Increase/(Decrease)		3-31-08	3-31-09	Increase/(Decrease)
	(unaudited)	(unaudited)	Amount	%	(unaudited)	(unaudited)	Amount	%

Net Income (Loss)	(2,053,404)	(1,113,258)	(940,146)	(46)%	(6,010,515)	(6,688,786)	678,271	11.0%

The net loss for the nine months ended March 31, 2009 was $(6,688,786) which is a 11%% increase in the loss recorded for the comparable nine months ended March 31, 2008.   However, the net loss for the three months ended March 31, 2009 declined to $(2,053,404), from $(1,113,258) for the three months ended March 31, 2008, a decline of approximately 46%.

The Company recorded an interest expense of $25,309 in the nine months ended March 31, 2009 compared to $2,625 in interest expense for the nine months ended March 31, 2008.  The nominal amount of interest expense for the three and nine month periods ending March 31, 2008, is attributable to the reduction in outstanding short-term debt in the form of extinguishment and conversion occurring in the previous two fiscal years.  The increased interest expense occurring for the three and nine month periods ending March 31, 2009 relates to interest accrued on obligations to a related party.

The increase in the net loss for the nine months ended March 31, 2009 and the decrease for the three months ended March 31, 2009, parallels the changes in general and administrative expenses and research and development costs for the same periods.

NET OPERATING LOSSES

We have accumulated approximately $26,073,000 of federal net operating loss carryforwards as of March 31, 2009, which the Company believes may be offset against future taxable income through 2028.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2008 or the nine months ended March 31, 2009, because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company had minimal revenue collections during the nine months ended March 31, 2009, and none for the nine months ended March 31, 2008.  The Company has incurred losses since inception of $20,292,270.  At March 31, 2009, the Company has a working capital deficit of $1,028,516, attributable primarily to outstanding manufacturing orders for additional studios expected to be delivered in the fourth quarter of the current fiscal year. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations.  Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) aggressively pursing its plan to launch additional studios in the current fiscal year.  Subsequent to the quarter ending March 31, 2009, the Company has raised approximately $200,000 by way of equity financing and loans and has engaged two investment banking firms on a non-exclusive basis to raise additional capital for the Company.

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

As of March 31, 2009, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital generated from the sale of common stock, the sale of preferred stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 4T.  CONTROLS AND PROCEDURES - continued

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2009.  The Company has restated its balance sheet as of June 30, 2008.  The Company is implementing additional internal review procedures to avoid such restatements in the future.

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

ITEM 1A. RISK FACTORS

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

ITEM 1A. RISK FACTORS - continued

History of Operations and Dependence on Future Developments. - continued

The Company opened its first studio in Scottsdale Fashion Square, Scottsdale, Arizona, on September 29, 2008, and subject to financing, intends to place the entertainment kiosks in malls across America, as well as expand into other high traffic locations, theme parks, airport terminals and theaters. Revenues for the Company are expected to be generated by both services provided by the kiosk, as well as through web site advertising.

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

ITEM 1A. RISK FACTORS - continued

Competition. - continued

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

We have filed 8 trademark applications and have received Notices of Allowance on 4 of those applications.  Effective protection may not be available for our service marks.  Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks.  Our competitors, if any exist, or others may adopt product or service names similar to those used by the Company, thereby impeding our ability to build brand identity and possibly leading to client confusion.  If circumstances make it impossible to adequately protect the name and brand, it could seriously harm our business.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

Dilution; Dilutive Effect of Future Transactions.

As of March 31, 2009, the Company has 15,084,498 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,000,000 shares of common stock pursuant to a Non-Executive Employee Stock Incentive Plan approved by the Board on August 28, 2007, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also has 799,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 564,814 shares of common stock.  In addition, the Company has warrants outstanding that would permit, if exercised, the issuance of 3,272,088 additional shares of common stock at an average exercise price of $3.14.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s Investment Units will occur.

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

Possible Claims That the Company Has Violated Intellectual Property Rights of Others

The Company is not subject to any dispute or lawsuit alleging the violation of intellectual property rights of a third party.  The Company believes MyStudio is not in violation of any patents claimed by others. To the extent that the Company is ever found to have violated a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives.  If an infringement claim is made, with or without merit, it could subject the Company to costly litigation and the diversion of their technical and management personnel.  If the Company incurs costly litigation and its personnel are not effectively deployed, the expenses and losses incurred by them will increase, and their profits, if any, will decrease.

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 1A. RISK FACTORS - continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 15,084,498 post-reverse shares of common stock outstanding. In addition, the Company has 799,044 shares of preferred stock issued and outstanding as of March 31, 2009.  The preferred shares are convertible into 564,814 shares of common stock.

(b)
During the nine months ended March 31, 2009, we closed various private placements and issued 758,330shares of restricted common stock for total of approximately $1,687,500 in proceeds, issued 275,000 shares of preferred stock for $550,000 in proceeds, and granted warrants to various security holders and others to acquire an additional 1,498,721 shares at an average exercise price of $2.57 at any time within two years after the dates of their respective investments.  During this period, warrantholders having the right to purchase 245,000 shares of the Company’s common stock exercised their right and we received an additional $305,000 in proceeds from the exercise of those warrants.  The average warrant exercise price was $1.24.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s research and development program and to manufacture the initial production model of the MyStudio interactive recording studio, as well as for working capital and general corporate purposes.

(c)
During the nine months ended March 31, 2009, the Company also issued 868,771shares of the Company’s common stock for employment, consulting and other services rendered to the Company valued at $1,487,952  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation. We believe the issuance of the shares listed in this Item 2 are exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and reports filed under the Securities Exchange Act of 1934. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On May 6, 2004, the Registrant (f/k/a Dimensional Visions Incorporated) filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 15,084,498 post-reverse shares outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - continued

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

(c)	During the nine months ended March 31, 2009, no matters were submitted to the shareholders for a vote.

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

Shell Company Status

Studio One Media, Inc. (the “Company”) ceased being a shell company on April 17, 2007, when it finalized the purchase of Studio One Entertainment, Inc. Form 10-KSB filed by the Company for the year ended June 30, 2007, and the Company’s Form 10-QSB for the quarterly periods ended March 31, 2008 and March 31, 2008, incorrectly indicated that the Company remained a shell company after April 17, 2007.

On September 28, 2007, upon filing of its Form 10-KSB for the fiscal year ended June 30, 2007, the Company filed all of its “Form 10 Information” with the SEC. The disclosure made under the above mentioned Form 10-KSB is incorporated by reference herein.

On May 19, 2008, the Company filed a Form 8-K concerning the change of its status as a shell company. The disclosure made under that Form 8-K is incorporated by reference herein.

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

STUDIO ONE MEDIA, INC.

Date: May 19, 2009	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: May 19, 2009	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Secretary

STUDIO ONE MEDIA, INC.

Date: May 19, 2009	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard,
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer