Form 10-K
period 2009-06-30
STUDIO ONE MEDIA, INC.
filed 2009-10-15
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2009

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. As of June 30, 2009 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,715,640 based on the average bid and asked price of such common stock as reported on the Over-The-Counter Bulletin Board system.  Shares of common stock held by each officer and director and each person, to Registrant’s knowledge, who owns more than 5% or more of the Registrant’s outstanding common stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

As of June 30, 2009, the number of shares of Registrant’s Common Stock outstanding was 16,417,447.

DOCUMENTS INCORPORATED BY REFERENCE

None

STUDIO ONE MEDIA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED
JUNE 30, 2009

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

PART  I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Corporate Background

Studio One Entertainment, Inc., of Scottsdale, Arizona, was formed in 2004 to develop the MyStudio® concept.  In April 2007, it completed a reverse merger with Studio One Media, Inc., (formerly Dimensional Visions, Incorporated).  The acquisition of Studio One Entertainment, Inc. by Studio One Media, Inc. (the “Company”, “Registrant” or “Studio One”), included a one-for-one, stock-for-stock transaction, involving the issuance of 7 million shares of Studio One Media, Inc. stock to the shareholders of Studio One Entertainment, Inc.

Studio One is a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of June 30, 2009, there were 16,417,447 shares issued and outstanding.  Insiders and affiliates control approximately 55% of the issued and outstanding shares.  Since April 2006, the Company has raised approximately $8 million in the form of equity for purposes of research and development and the launch of MyStudio.

Commencement of Operations

Over the last six years, Studio One and its wholly-owned subsidiary Studio One Entertainment, Inc., have been engaged in the research and development of proprietary, leading edge audio and video technologies for professional and consumer use. During the first quarter of fiscal year 2009, the Company transitioned from a Development Stage Company to an operating entity with the installation of its first MyStudio interactive audio and video recording studio in the Scottsdale Fashion Square mall in Scottsdale, Arizona on September 29, 2008. The Scottsdale studio has enjoyed high customer satisfaction, a high ratio of repeat customers and has operated with negligible downtime.  Despite launching and operating in the most difficult retail environment in decades, the Scottsdale studio generated $141,861 in sales and trade revenues during its first nine months of operations including an initial sixty day launch period which offered free or discounted recording sessions to attract customers and build brand awareness.

Business

Studio One Media, Inc. is a diversified media and technology company based in Scottsdale, Arizona. Studio One subsidiaries and divisions include Studio One Entertainment, Inc., MyStudio Recording Studios, MyStudio Audio Labs, Inc., MyStudio Music, MyStudio Management  and MyStudio Masters.

Over the last six years, Studio One and its wholly-owned subsidiary, Studio One Entertainment, Inc., have been engaged in the research and development of proprietary, leading-edge audio and video technologies for professional and consumer use.

Studio One introduced its first groundbreaking product on September 29, 2008 with the installation of its first MyStudio interactive audio and video recording studio in the Scottsdale Fashion Square mall in Scottsdale, Arizona.  A second studio was introduced in Los Angeles in August 2009 and currently resides in a showroom on Sunset Boulevard where it is being showcased for entertainment industry executives.  The LA studio is expected to be permanently relocated in a local mall at a future date.  The Company expects to install its third studio in the New York area in November 2009.

Studio One’s MyStudio business model and website featuring user generated content (“UGC”) are highly differentiated from leading companies in the entertainment and Internet industries. MyStudio offers a unique “bricks and clicks” business model of cash-generating studios and Internet-based advertising revenues. Currently, all major video sharing and social networking websites receive little or no revenue from the creation of the UGC hosted on their websites, forcing them to rely almost exclusively on revenue from website advertisers. The MyStudio business model uniquely provides for revenues generated from both the creation of the UGC by MyStudio customers and advertising. MyStudio revenue is derived from paid session revenue, on-studio video monitoring advertising and traditional website advertising..

In addition, the Company expects additional future revenue to be generated from music sales and talent management arising from UGC on the MyStudio.net website. Subject to the availability and timing of capital, Studio One expects to install and operate many MyStudios both nationally and internationally.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The multiple revenue streams differentiate the Company from other social media sites that rely primarily on website advertising.

MyStudio® Recording Studios

Studio One has developed MyStudio, a self contained, state-of-the-art, high definition (“HD”) interactive audio/video recording studio designed for installation in shopping malls and other high traffic areas.

MyStudio offers consumers true professional recording studio-quality audio and HD broadcast-quality video with an ease, economy and convenience never before available to the public. MyStudio is designed for installation in malls and other high traffic pedestrian areas. MyStudio and its accompanying website, MyStudio.net, incorporate into a single entertainment venue some of the best elements of the world's leading Internet and entertainment properties including video sharing, social networking and talent-related television programming. MyStudio eliminates the high cost and technological and logistical barriers inherent in the creation of high quality production and uploading of video content onto the Internet for both amateurs and professionals alike.

MyStudio enables users, for a $20 fee, to record up to a five-minute personalized video with professional-quality backdrop, lighting and sound. The studios feature Hollywood-style green screen technology, and users can select from over a thousand HD virtual backgrounds (static and dynamic) and thousands of exclusively licensed karaoke tracks from EMI Music Publishing. The studio lighting is custom programmed for each virtual background, and the sound quality is derived from a specially engineered acoustic design and a proprietary audio signal sequencing process.  Professional users, such as musicians and entertainers, often pay hundreds or thousands of dollars for comparable professionally produced audio and video.

Finished videos are available within minutes for viewing at MyStudio.net upon completion of the recording. Videos are protected with a privacy pass-code, and user scan decide whether to make the videos available to the public. The MyStudio.net website offers users the opportunity to share videos and create member profile pages in a dynamic social networking environment. Users may also create links between MyStudio.net and other social networking sites or their own websites, such as their own small businesses. MyStudio.net members can enter contests, order free DVD of their videos, download MP3 audio files (restrictions apply), access embedded codes or print high resolution photos from their video.

MyStudio has been used to create videos for music, modeling, comedy, dating, job resumes, auditions, and personal messages and greetings. Users can also enter their videos into industry sponsored music, casting, modeling and comedy contests, such as the recently held Are You Smarter Than a Fifth Grader auditions. In addition, the Company has offered various themed holiday greetings, as well as greetings to U.S. troops overseas.

Current MyStudio locations include Scottsdale, Arizona and Los Angeles, California. The Company expects to install its next studio in the New York area in November 2009.

Business Strategy

The Company plans to introduce its MyStudios into key markets throughout the U.S. followed by a rollout into international markets.  The ease and quality of the studios have created significant repeat users and increasing traffic to the Company’s MyStudio.net website.

Provide High Quality Interactive Recording Studios to the Public.  The Company believes MyStudio offers a service never before available to the public – a professional quality recording experience at an affordable price.  The HD virtual backgrounds, professional lighting and specially engineered sound cannot be replicated by users at home or outside a professional studio.

Connect Talent to Talent Seekers.  MyStudio provides the aspiring artist or entertainer with a cost-effective, professional quality platform to showcase his or her talent.  Entertainers often pay hundreds or thousands of dollars for comparable professionally produced audio and video products.  Users can often afford to make numerous videos to showcase their talents due to minimal price point for using MyStudio.  There have been several recent incidents where users’ videos have allowed them to be discovered by talent agents.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The studios provide entertainment recruiters with an entirely new method for locating talent. Using MyStudio’s software casting applications, casting directors are able to review a standardized and efficient format for judging talent prospects. This contrasts with the inefficiencies of them receiving, loading and screening numerous formats of video (i.e., VHS and DVDs) for talent. Additionally, MyStudio allows prospective contestants to perform their auditions on their own time and in unlimited quantities versus the current casting call standard of having only a few moments and a single opportunity in front of a casting agent.  Reality television producers understand that their shows are only as good as the talent. MyStudio will allow for a greater number of contestants to try-out for these shows which provides producers with a much deeper well of talent. MyStudio has the ability to set a new standard and create a new marketplace for sellers and buyers of talent.

Build an Online Community Featuring User-Generated Content.  MyStudio.net captures the social networking phenomena of MySpace, Facebook and YouTube and combines it with a superior audio/visual experience.  The MyStudio.net website allows users to create personal profiles, share videos with family and friends and make their videos available to the public, all of which encourage user loyalty and viral growth opportunities.

Expand the MyStudio Concept into New Vertical Industries.  The potential utilization of the recording studios extends well beyond the entertainment industry. The studios can facilitate efficiency, personalization and differentiation in many industries including professional recruitment and staffing, Internet dating, corporate training, online greeting cards and business promotion.  The Company expects  future partnerships for content and users with recruiting, dating and greeting card companies.

Business Model

The Company’s “bricks and clicks” business model is currently based upon three primary sources of revenue: recording session fees from the MyStudio studios and advertising revenue from both the individual studios and the Company’s MyStudio.net website.  The Company plans to drive recording session revenue through the use of industry-sponsored music, modeling and talent contests and drive revenue growth through the addition of new studios and new and repeat users.  These studios in turn will drive exponential traffic to the MyStudio.net website as each new video generates a greater number of unique website visitors due to the viral effect of the Company’s video sharing offering.

MyStudio Recording Session Revenue.  Each studio is designed to record videos during a mall’s operating hours, which can average 13 hours per day.  The Company charges $20 per session for use of the studio. Each session lasts up to five minutes.  There are two pay stations on the studio to expedite the song and background selection and payment process.  Additionally, users may prepay their sessions from home and have an opportunity to select from a greater variety of songs and backgrounds.  The two pay stations and home prepayment are designed specifically to increase throughput of those using the studio.

The Company has over 1,000 HD backgrounds from which to select or users may provide their own backgrounds.   Additionally, MyStudio offers thousands of songs licensed from EMI Music Publishing for karaoke usage.  In many instances, users perform their own songs using their guitar, keyboard or other instruments, which may be plugged into the studios for a professionally sounding quality video.

MyStudio Advertising Revenue.  The exterior of the studios contain eight (8) 37” LCD flat screen monitors that are used to promote MyStudio and display advertising messages from selected sponsors and third party advertisers.  The Company has successfully sold advertising on the Scottsdale studio, and the Company believes that it will secure national advertising sponsors when it has multiple studios in operation.

Website Advertising Revenue.  Visitors, visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for Internet properties.  The user-generated content created in MyStudio is the traffic generator for the Company’s MyStudio.net website.  The number of visitors to the MyStudio.net website correlates in an exponential manner to the number of studios in operation.  MyStudio.net has seen substantial growth and averaged over 1,000,000 page views per month over the last quarter, with a single studio in operation.  However, unlike a number of other social media and Internet companies, the Company is not solely dependent upon website advertising to generate revenues.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Marketing and Promotion Strategy

The Company launched its first MyStudio in Scottsdale Fashion Square mall in Scottsdale, Arizona on September 29, 2008. The studio has enjoyed high customer satisfaction, a high number of repeat customers and has operated with negligible downtime. During its first month of operations, the Company offered mostly free studio access through the distribution of unpaid promotional cards to familiarize the public with the operation and capabilities of the studio while building brand awareness. In November 2008, the Company began a 2-for-1 offer and then moved to the full retail price of $20 per paid session in December. The Company also commenced selling on-studio advertising in December 2008. Despite the significant and continuing slowdown in mall traffic and consumer spending throughout the United States, the Company has realized session growth during each fiscal quarter since launch and confirmed the viability of its $20 price point.

The Company’s business plan calls for the establishment of regular events and contests to drive traffic to its studios; this assumption has been confirmed by a marked increase in studio traffic when contests and promotions have been offered.  Our comprehensive marketing and promotion strategy is designed to drive traffic through the studios which in turn drives traffic to the MyStudio.net website.  The Company is focused on forming strategic partnerships at the local, regional and national level with talent seekers (the television, music, film, performing arts and modeling industries), the media (radio and television stations and printed media) and corporate sponsors who may seek access to the Company’s expanding user base.  The partnerships are designed to generate industry-sponsored music, modeling and talent contests to stimulate trial of and demand for the studios.

In December 2008, the Company finalized two important multi-year agreements with Mark Burnett Productions for reality TV casting and The GRAMMY Foundation to host auditions for various GRAMMY Foundation programs.  Studio One’s MyStudio recording studios and its accompanying website, MyStudio.net, have and are being used for auditions and promotions relating to several GRAMMY Foundation programs for young people including GRAMMY Camp®, GRAMMY® Signature Schools and the GRAMMY Jazz Ensembles.

Studio One’s agreement with Mark Burnett Productions provides for the use of MyStudio video recording studios to augment the casting of Mark Burnett television shows  such as Are You Smarter Than a 5th Grader.  Mark Burnett Productions will also have the exclusive right to develop reality-based TV shows with MyStudio content.  Mark Burnett Productions is a leading production company for primetime television, cable and the Internet, and has produced over 1,100 hours of television programming which regularly air in over 70 countries around the world.  The Company believes the agreement is a significant development in encouraging trial and utilization of MyStudio and creating national exposure for the Company.

A number of high-profile organizations have hosted contests in the Scottsdale studio. The Company expects to continue to align itself and enter into partnerships with other high profile entertainment companies, so it can offer consumers an ongoing variety of contests to ensure steady studio traffic.

Licensed musical content is another facet in the Company’s marketing and promotional strategy.  In July 2008, the Company entered into a multi-year licensing agreement with EMI Entertainment (“EMI”) which grants Studio One access to EMI’s extensive music catalog.  Notable EMI artists include Madonna, Stevie Wonder, Reba McEntire, Beyoncé, Kelly Clarkson, Alicia Keyes and Elvis Presley.  The agreement allows users to legally incorporate popular music from one of the world’s largest music publishers into their creative endeavors, synchronizing music, voice and video into a single format.  The Company believes this licensing agreement is unique in the user-generated content industry, and the Company plans to expand its music licensing activities in the future.

The Company is in discussion with a several reality television companies about using the studios for casting.  These companies recognize the casting efficiencies from using MyStudio in terms of screening a greater number of candidates on an expedited basis to provide viewers with the best on-screen personalities possible.

The Company continues to aggressively solicit additional reality TV, music, modeling and comedy audition opportunities and expects to make additional partnership announcements in the future.

MyStudio Audio Labs, Inc. and MyStudio Masters [

The Company has recently completed the research and development of a new technology for mastering audio that it has branded MyStudio Masters. The Masters technology falls under the recently incorporated MyStudio Audio Labs, Inc., a wholly-owned subsidiary of the Company. The Company believes that its MyStudio Masters process for mastering audio makes music significantly louder, fuller and more exciting than traditionally mastered music. The MyStudio Mastering process achieves its sound without adding compression distortion or exceeding recording industry limits of digital zero. MyStudio Mastering technology is a proprietary, patent pending combination of hardware and software which was developed over the last four years by the MyStudio audio engineering team.  It can be applied on virtually all audio sources including, music, radio, television and film.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The MyStudio Mastering process can be used to create both a master from a master audio mix or to “AfterMaster” existing music that has already been mastered. MyStudio AfterMastering allows any mastered audio to be remastered without the need to access the master mix. The business model includes the mastering and AfterMastering of both new music releases as well as catalog music. The Company believes that MyStudio Masters can be the technological impetus that can revitalize the music industry by providing consumers with a new leap in sound quality and added value.   Some music industry experts who have recently been introduced to our Mastering technologies have equated it with high definition television: this technology has the opportunity to do for music what HD has done for television. The audio fidelity offered by our Mastering technologies are believed to be unprecedented in the digital music industry.

While the Company has not generated any revenues to date from the technology, the Company’s management team is diligently working on developing and refining its business and marketing strategy to maximize the revenue potential for these technologies for the Company’s shareholders.

Manufacturing

The studios are currently outsourced for manufacture to an Arizona-based manufacturing company. The Company plans to take delivery of two additional MyStudio structures for installation in strategic locations before calendar year-end for a total of five MyStudios expected to be operating by year-end.

Intellectual Property and Licensing

The Company has embarked on an aggressive intellectual property program including the filing of 24 pending foreign and domestic patent applications and eight trademark applications (for which it has received four Notices of Allowance) with the U.S. Patent and Trademark Office all designed to protect what the Company believes is innovative and proprietary technology. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology.

With respect to licensed content, Studio One will be responsible for paying for all underlying music- related licensing rights including publishing, synchronization and internet performance rights, for karaoke music used in MyStudio videos.

Employees

As of the end of our fiscal year on June 30, 2009, we employed seventeen full-time employees consisting of three executives, nine technical/engineering persons, one manufacturing engineer, one accountant, one clerical/administrative person, and one talent coordinator.  We also employed four part-time employees as attendants at the MyStudio recording studio.  Subsequent to June 30, 2009, we have added a vice president of corporate development.  We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

ITEM 1A.   RISK FACTORS

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

History of Operations and Dependence on Future Developments.

Studio One Media, Inc., (the “Company”, “Studio One” or “SOMD”) was originally organized in Delaware on May 12, 1988, as Dimensional Visions Group, Ltd.  Historically, the Company produced and marketed lithographically printed stereoscopic and animation print products.  The Company ceased all marketing and sales activity during the last quarter of 2002.

ITEM 1A.   RISK FACTORS - continued

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

The reverse merger of SO Entertainment was completed on April 17, 2007, with the exchange of 7 million shares of the Company’s common stock for an equal number of shares of SO Entertainment common stock constituting 100% of the issued and outstanding shares of SO Entertainment.  SO Entertainment operates as a wholly-owned subsidiary.

The Company opened its first studio in Scottsdale Fashion Square, Scottsdale, Arizona, on September 29, 2008, and intends to place its studios in malls across America, as well as expand into other high traffic locations, theme parks, airport terminals and theaters.  Ultimately, Studio One intends to be a one-stop accessible facility that acts as a link between an entertainment hopeful and the acting, fashion and music industries.  Revenues for the Company are expected to be generated by both services provided by the studio, such as the virtual audition, as well as through web site advertising.

The Company has a history of losses and will likely realize future losses.  MyStudio has limited operations and is currently generating modest revenues.

The Company is dependent upon its management, certain shareholders and investors for its fundraising.  The Company expects additional operating losses will occur until revenue is sufficient to offset the level of costs to be incurred for marketing, sales, general and administrative and product and services development.  The Company is subject to all of the risks inherent in establishing an early stage business enterprise.  Since the Company has limited operations, there can be no assurance that its business plan will be successful.  The potential for success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered with an early stage business and the competitive environment in which the Company will operate.  A prospective investor should be aware that if the Company is not successful in achieving its goals and achieving profitability, any money invested in the Company will likely be lost.  The Company’s management team believes that its potential near-term success depends on the Company’s success in completing product development, manufacturing, marketing and selling its products and services.

As an early stage company we are particularly susceptible to the risks and uncertainties described herein and we will be more likely to incur the expenses associated with addressing them.  Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development.  These risks are particularly severe among companies in new markets, such as those markets in which we expect we will operate.  Accordingly, shareholders will bear the risk of loss of their entire investment in the Company's shares.

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

Limited Capital and Need for Additional Financing.

The funds currently available to the Company will be inadequate to implement the business plan of the Company.  Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funding for continued operations and will therefore be dependent upon its ability to raise additional funds through bank borrowing, equity or debt financing, or asset sales. We expect to need to access the public and private equity and/or debt markets periodically to obtain the funds we need to support our operations and continued growth.  There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If the Company cannot obtain needed funds, the Company may be forced to curtail, in whole or in part, or cease its activities altogether.  When additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership in the Company.

ITEM 1A.   RISK FACTORS - continued

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

Competition.

The Company knows of no competitors offering a similar high-quality, in-mall HD studio experience.  The Company believes that it is the first to market with a recording studio with its functionality and quality combined with a groundbreaking website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, giving the Company valuable time to gain consumer recognition and a foothold in the market. While the technology surrounding MyStudio is cutting edge and unique, the Company believes there are other factors that will separate the Company from competitors.  The Company has embarked on an aggressive intellectual property protection program which it believes will be a significant barrier to market entry to potential competitors.  In addition, the Company employs individuals who have long standing relationships and expertise in various segments of the entertainment and communications industries, which it expects will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for MyStudio.

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

The Company’s web property competes in a growing social media market with companies like Facebook, YouTube and MySpace.  The Company believes its HD-quality, user-generated content is unique and may allow it to differentiate itself from other social media companies.

Performance - Market Acceptance.

The quality of the Company’s products, services, its marketing and sales ability, and the quality and abilities of its personnel are among the operational keys to the Company’s success.  The Company is heavily dependent upon successfully completing its product development, gaining market acceptance and subsequently recruiting and training a successful sales and marketing force.  There can be no assurance that, even if the Company successfully completes its product development initiatives, it will be successful in attracting, training or retaining the key personnel required to execute the business plan.  Also, there can be no assurance that the Company can complete development of new technology so that other companies possessing greater resources will not surpass it.  There can be no assurance that the Company can achieve its planned levels of performance.  If the Company is unsuccessful in these areas, it could have a material adverse effect on the Company's business, results of operations, financial condition and forecasted financial results.  The entertainment industry may resist the Company's business plan and refuse to participate in contests and other sponsorship events.  In that case the Company would be forced to fund and sponsor its own contests which would affect operating capital, liquidity and revenues.

ITEM 1A.   RISK FACTORS - continued

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright, trademark and patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally.  Studio One Entertainment, Inc. has filed 24 patent applications relating to MyStudio and related technologies and processes, and while the Company believes the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued.  If circumstances make it impossible to try to adequately protect our intellectual property that intellectual property could be used by others without our consent and there could be material adverse consequences to the Company.  We have filed eight trademark applications and have received Notices of Allowance on four of those applications.  Effective protection may not be available for our service marks.  Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks.  Our competitors, if any exist, or others may adopt product or service names similar to those used by the Company, thereby impeding our ability to build brand identity and possibly leading to client confusion.  If circumstances make it impossible to adequately protect the name and brand, that result could seriously harm our business.

Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the high technology industry and difficulty in controlling hardware and software.  The laws of other countries may afford us little or no effective protection for our intellectual property.  We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity.  Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business.  There can be no assurance that competitors of the Company, some of which have substantially greater resources, will not obtain patents or other intellectual property protection that will restrict the Company’s ability to make and sell its products.  If the Company was unsuccessful in protection of proprietary and intellectual property rights to MyStudio related business methods and websites, it could have a material adverse effect on the Company’s business, results of operations, financial condition and value, and financial results.

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

ITEM 1A.   RISK FACTORS - continued

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

Fluctuations in Cost of Raw Materials.

Our results of operations could be adversely affected by fluctuations in the cost of raw materials.  The manufacturing process is subject to world commodity pricing for some of the raw materials used in the manufacture of our studios.  Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition, and government regulation.  Inflationary and other increases in the costs of raw materials have occurred in the past and may recur in the future.  Any significant increase in the cost of raw materials could reduce our profitability and have a material adverse effect on our business, results of operations and financial condition.

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

Terms of Subsequent Financings.

Terms of subsequent financings may adversely impact your investment.  We will engage in common equity, debt, and/or preferred stock financings in the future.  Your rights and the value of your investment in common stock could be reduced.  Interest on debt securities could increase costs and negatively impacts operating results.  Shares of our preferred stock may be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital.  The terms of preferred stock could be more advantageous to those investors than to the holders of common stock.  In addition, if we need to raise more equity capital from the sale of common or preferred stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment.  Shares of common stock which we sell could be sold into the market, which could adversely affect market price.

ITEM 1A.   RISK FACTORS - continued

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

Effect of Fluctuations in Operations on the Price of Common Stock.

Our future operating results may fluctuate and cause the price of our common stock to decline, which could result in substantial losses for investors.   Our limited operating makes it difficult to predict accurately our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control.  If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:

●	Ability to broadly commercialize and expand MyStudio;
●	Changes in entertainment technology;
●	Price and availability of alternative entertainment available to the public;
●	Availability and cost of technology and marketing personnel;
●	Our ability to establish and maintain key relationships with industry partners;
●	The amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure; and
●	General economic conditions and economic conditions specific to the entertainment industry.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our auditors on our June 30, 2009 financial statements contains a “going concern” qualification.  The report of the independent auditors on our financial statements for the year ended June 30, 2009, includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will be able to develop commercially viable products or an effective marketing system.  Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of June 30, 2009, the Company had 16,417,447 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,500,000 shares of common stock pursuant to its 2009 Stock Incentive Plan approved by the Board on June 10, 2009, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also had 774,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 514,814 shares of common stock.  In addition, the Company had warrants outstanding that would permit, if exercised, the issuance of 3,070,671 additional shares of common stock at an average exercise price of $3.14.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

ITEM 1A.   RISK FACTORS - continued

Future equity transactions, including exercise of options or warrants, could result in dilution.  From time to time, we sell restricted stock, warrants, and convertible debt to investors in other private placements.  Because the stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes is at or even lower than market prices.  These transactions cause dilution to existing stockholders.  Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to the market price.  Exercises of in-the-money options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved but this dilution could be significant.

Restrictions on Transfer - No Public Market for Preferred Shares or Restricted Common Shares.

The shares of common stock of the Company are traded on the Over-The-Counter Bulletin Board System (OTCBB) under the ticker symbol SOMD.  However, for shares that have been issued and are restricted pursuant to SEC Rule 144 of the Securities Act of 1933 (the “Act”) there is presently no public or private market for such shares.  Such shares may only be offered or sold pursuant to registration under or an exemption from the Act and have not been registered under the Act, as amended, or any State securities laws and are being issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.  Furthermore, there is presently no public or private market for the Common shares made available in this Offering.

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable.   Our business model requires that additional studios be deployed and operating for the Company to generate such revenues to reach break-even.  There are no assurances that such revenues will occur. We expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; pursue further research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

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

Reliance on Management.

The Company believes that its present management has the experience and ability to successfully implement its business plan for the foreseeable future.  However, it is likely that the Company will continue to add to its management and therefore will recruit additional persons to key management positions in the future.  Should the Company be unsuccessful in recruiting persons to fill the key positions or in the event any of these individuals should cease to be affiliated with the Company for any reason before qualified replacements can be found, there could be material adverse effects on the Company’s business and prospects.  Each officer, director, and other key personnel has or will have an employment agreement with the Company which will contain provisions dealing with confidentiality of trade secrets, ownership of patents, copyrights and other work product, and non-competition.  Nonetheless, there can be no assurance that these personnel will remain employed for the entire duration of the respective terms of such agreements or that any employee will not breach covenants and obligations owed to the Company.

ITEM 1A.   RISK FACTORS - continued

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

Effects of Amortization Charges/ Stock Based Compensation

Our losses will be increased, or our earnings, if we have them in the future, will be reduced, by charges associated if the Company issues options and/or warrants.  We have adopted a stock incentive plan for the benefit of our directors, officers, employees and consultants.  The total unearned stock-based compensation will be amortized as a stock-based compensation expense in our consolidated financial statements over the vesting period of the applicable options or shares, generally two to ten years in the case of options granted to employees, officers and directors and two years in the case of options granted to non-employee directors, consultants and third parties.  These types of charges may increase in the future.  The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

Dividend Policy.

There can be no assurance that the proposed operations of the Company will result in significant revenues or any level of profitability.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.  We plan to retain all future earnings, if any, to finance our operations and for general corporate purposes.  Any future determination as to the payment of cash dividends will be at our Board of Directors’ discretion and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board of Directors considers relevant.  No dividends have been declared or paid by the Company with respect to its common stock, and the Company does not contemplate paying dividends on the common stock in the foreseeable future.

ITEM 1A.   RISK FACTORS - continued

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not required by Form 10-K for smaller reporting companies.

ITEM 2. DESCRIPTION OF PROPERTY.

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 5,400 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 75260.  On June 15, 2008, we expanded into and also occupy approximately 5,400 square feet adjoining the original premises on a month-by month basis.  Under the terms of the extended, expanded lease, we occupy the premises on a month-to-month basis.  The total lease expense is $6,650 per month, payable in cash, common stock of the Company and on-studio advertising.

In anticipation of implementation of our business plan, we had also leased an additional  9,400 feet of office space in another building located at 7812 E. Acoma, Scottsdale, Arizona, at a monthly cost of $12,225.   We have never occupied this space and in May 2009, entered into a termination agreement with the landlord pursuant to which the Company will pay the sum of $50,000 over a period of ten months in exchange for terminating future obligations under the lease.

The Company leases space at Scottsdale Fashion Square for its MyStudio recording studio pursuant to a two-year lease.   The monthly rent for this space is at a market rate commensurate with other kiosk operations.  As the Company expands, it will continue to secure space for its recording studios at various venues and locations around the country.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 16, 2007, a majority of the shareholders of the Company and a majority of the shareholders of Studio One Entertainment, Inc., approved the acquisition of Studio One Entertainment, Inc., by the Company.  No further matters were submitted to a vote of our securities holders during the fiscal year ended June 30, 2008 and none were submitted to the securities holders during the fiscal year ended June 30, 2009.

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

Per Share Common Stock Bid Price By Quarter

For the Fiscal Year Ending on June 30, 2009	High	Low
Quarter Ended June 30, 2009	0.99	0.40
Quarter Ended March 31, 2009	1.29	0.50
Quarter Ended December 31, 2008	4.90	0.56
Quarter Ended September 30, 2008	5.50	3.88

For the Fiscal Year Ending on June 30, 2008	High	Low
Quarter Ended June 30, 2008	5.50	3.80
Quarter Ended March 31, 2008	5.80	3.90
Quarter Ended December 31, 2007	6.25	4.05
Quarter Ended September 30, 2007	6.40	3.70

Holders

As of June 30, 2009, the number of stockholders of record according to the Company’s transfer agent, not including beneficial owners whose shares are held by banks, brokers and other nominees, was approximately 439.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of the Company's Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of the Company Series B Convertible Preferred stock, an 8% annual dividend is due and owing.  Pursuant to the terms of the Company’s Series A-1 Senior Convertible Redeemable Preferred stock, a 6% annual dividend is due and owing.  As of June 30, 2009, the Company has not declared dividends on Series A, Series B or its Series A-1 preferred stock.  The unpaid cumulative dividends totaled approximately $183,057.  See Notes 4 and 6 of Notes to Financial Statements.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Supplemental Disclosure of Non-Cash Investing and Financing Activities for Fiscal Years 2009 and 2008

Fiscal Year 2009

During fiscal year ended June 30, 2009, the Company accepted subscriptions for 1,505,478 shares of unregistered restricted shares of common stock at an average price per share of $1.27 for a total of $2,061,074 and agreed to issue 743,330 shares pursuant to warrants granted in connection with such placements.  Generally, the warrants may be exercised at any time within a one to two-year period beginning on the date of the respective investments at an average exercise price of $3.18.  The Company also agreed to issue 890,391shares pursuant to warrants granted to various employees and consultants, which may be exercised at varying times ranging from two to ten years at an average exercise price of $1.72 per share.  In addition, the Company issued 1,142,935 shares of common stock for consulting, legal and other services valued at $1,511,922, 50,000 shares in conversion of preferred shares valued at $50,000, and 52,733 shares in conversion of debt valued at $26,367.   The Company also issued 100,000 shares to a trustee as collateral for a promissory note made in termination of a lease agreement.   During the fiscal year ended June 30, 2009, Warrantholders exercised various options for 349,335 shares for a total of $363,417, an average of $1.21 per share.

In June 2009, the Company adopted the 2009 Long-Term Stock Incentive Plan intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.   As of June 30, 2009, the Company had granted options under this Plan to two employees to purchase, in the aggregate, 85,000 shares of the Company’s common stock.  The exercise period for each of the grants is two years from the date of grant and the exercise price in each instance is $0.80.

Fiscal Year 2008

During fiscal year ended June 30, 2008, the Company accepted subscriptions for 1,115,830 shares of unregistered restricted shares of common stock at an average price per share of $2.83 for a total of $3,010,725 and agreed to issue 1,089,163 shares pursuant to warrants granted in connection with such placements.  The warrants may be exercised at any time within a two-year period beginning on the date of the respective investments at an average exercise price of $3.83.  The Company also agreed to issue 534,036 shares pursuant to warrants granted to various employees and consultants, which may be exercised at varying times ranging from two to five years.  In addition, the Company issued 684,322 shares of common stock for consulting, legal and other services valued at $2,405,096, 5,000 shares for a vehicle valued at $24,125, and 833 shares in conversion of preferred shares valued at $4,027.   During the fiscal year ended June 30, 2008, Warrantholders exercised various options for 44,507 shares for a total of $133,520, an average of $3.00 per share.

ITEM 6 - SELECTED FINANCIAL DATA

Note required by Form 10-K for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 2009 AND 2008

RESULTS OF OPERATIONS

The Company launched its first MyStudio in Scottsdale Fashion Square mall in Scottsdale, Arizona on September 29, 2008. The studio has enjoyed high customer satisfaction, a high ratio of repeat customers and has operated with negligible downtime.  Despite the significant slowdown in mall traffic and consumer spending which began in October, the Company has generated quarterly revenue growth.

The Company’s business plan calls for the establishment of regular events and contests to drive traffic to its studios and this assumption was confirmed by a marked increase in studio traffic when contests and promotions have been offered. In late December 2008, the Company finalized two important multiyear partnerships with Mark Burnett Productions for reality TV casting and The GRAMMY Foundation to do auditions for various GRAMMY Foundation programs. The Company expects to continue to align itself and enter into partnerships with other high profile entertainment companies, so it can offer consumers an ongoing variety of contests to ensure steady studio traffic.  During the fiscal year ended June 30, 2009 the Company hosted a variety of contests and auditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Revenues:

	Twelve Months Ended
	Increase/(Decrease)
	6-30-09	6-30-08	Amount	%

Revenue	141,861	839	141,022	99%

The Company opened its first MyStudio on September 29, 2008, and began generating revenue on October 1, 2008.

It had no operating revenue for the twelve months ended June 30, 2008 or for the three preceding fiscal years during which time it has expended considerable effort and funds in developing MyStudio.  Until the current fiscal year, the Company has been a Development Stage company.

The Company’s business model provides for revenues from three sources:

•	Paid revenue sessions from customers who utilize the studios to create audio/video recordings.
•	Advertising revenue from the external monitors located on each MyStudio facility.
•	Advertising revenue from its website.

The revenues from each of the first two of these sources is expected to increase proportionally to the number of studios we place in operation.   Future revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers.

Cost of Sales:

	Twelve Months Ended
	Increase/(Decrease)
	6-30-09	6-30-08	Amount	%

Cost of Sales	136,413	0	136,413	100.0%

Cost of Sales is comprised of expenses directly related to the operation of the MyStudio facility and includes studio rent paid to the mall, connectivity charges for high speed internet access, utilities, advertising, attendant personnel and related payroll costs, and other expenses associated with a particular studio.  Depreciation and amortization associated with the studio is accounted for in the Company’s general and administrative expenses.

General and Administrative Expenses:

	Twelve Months Ended
	Increase/(Decrease)
	6-30-09	6-30-08	Amount	%

General and Administrative Expenses	2,600,675	1,729,396	871,279	50.4%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities for our finance, human resources, information technology and general administration, and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology, consulting and outsourcing services.

General and administrative expenses increased for the year ended June 30, 2009 by approximately $871,279 compared to the year ended June 30, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The overall increase for the twelve month period ended June 30, 2009 in general and administrative costs is attributable to the developmentof MyStudio, including the hiring of personnel, such as software developers, design engineers, administrative staff, marketing personnel and others, increasing expenses substantially.  The greatest portion of the expenses occurred in the first quarter of the current fiscal year as we ramped up to open our first studio.  Subsequently, for the second and third quarters of the current fiscal year, we have taken actions to curtail our general and administrative expenses to address the uncertainties of the current economic environment.  The non-cash portion of general and administrative expenses for the twelve months ended June 30, 2009, was $789,487, compared to $938,136 for the period ended June 30, 2008, a decline of approximately 16%.  These non-cash charges are attributable to shares issued to various employees and consultants for services rendered and for warrants to investors in connection with equity raises during the respective periods.  We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under SFAS 123R, consistent with that used for pro-forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

Research and Development Expenses:

	Twelve Months Ended
	Increase/(Decrease)
	6-30-09	6-30-08	Amount	%

Research and Development Expenses	800,967	778,834	22,133	2.8%

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

MyStudio is now a developed product and was formally introduced to the market place in September 2008.  Although the Company has now moved into an operational stage, with the production, installation and operation of its first studio and others contemplated in various locations, it will also continue to incur additional research and development costs in refinement of the MyStudio facility and its website.  Research & development costs, however, as a percentage of overall costs, are expected to decline as the Company rolls-out additional MyStudio units.

For the twelve months ended June 30, 2009, research & development expenses increased by some 2.8% to $800,967 compared to $778,834 for the twelve months ended June 30, 2008.  The Company expects such expenses to continue at the current twelve-month level for an indefinite period.

Total Operating Expenses:

	Twelve Months Ended
	Increase/(Decrease)
	6-30-09	6-30-08	Amount	%

Total Operating Expenses	6,585,561	6,188,444	397,117	6.4%

This increase is mostly attributable to the launch of our first studio, for which the Company incurred marketing and promotion expenses not present in earlier periods and ramped up its staff in preparation of a more aggressive studio roll-out plan.  Consequently, for the twelve months ended June 30, 2009, Total operating expenses increased to $6,585,561, compared to $6,188,444 for the twelve months ended June 30, 2008, an increase of approximately 6.4%.

Net Income/(Loss):

	Twelve Months Ended
	Increase/(Decrease)
	6-30-09	6-30-08	Amount	%

Net Income (Loss)	6,599,366	6,178,992	420,374	6.8%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The net loss for the twelve months ended June 30, 2009 was $(6,599,366) which is an 6.8% increase in the loss recorded for the comparable twelve months ended June 30, 2008.

The Company recorded an interest expense of $173,776 in the twelve months ended June 30, 2009 compared to $14,553 in interest expense for the twelve months ended June 30, 2008.  The nominal amount of interest expense for the twelve month periods ending June 30, 2008, is attributable to the reduction in outstanding short-term debt in the form of extinguishment and conversion occurring in the previous two fiscal years.  The increased interest expense occurring for the twelve month periods ending June 30, 2009 relates to interest accrued on obligations to a related party.

The increase in the net loss for the twelve months ended June 30, 2009 parallels the changes in general and administrative expenses and research and development costs for the same periods.

Net Operating Losses

We have accumulated approximately $15,237,122 million of net operating loss carryforwards as of June 30, 2009, which the Company believes may be offset against future taxable income through 2029.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2009 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

The Company had limited revenue during the fiscal year ended June 30, 2009.

Subsequent to 2002, when its then operations as Dimensional Visions Incorporated were discontinued, the Company has met its financial needs through debt financing and through the sales and issuances of its securities.  During the fiscal year ended June 30, 2009, the Company undertook several sales of non-registered securities in a series of private transactions.  The Company issued 1,505,478 unregistered restricted shares at an average price of $1.27 per share for a total of $2,061,074 and granted warrants to these security holders to acquire an additional 743,330 shares at an average exercise price of $3.18 at any time within two years after the dates of their respective investments.  In addition, the Company issued 1,142,935 to various employees and consultants for services valued at $1,511,922 and granted warrants to employees and consultants to purchase an additional 890,391shares at an average exercise price of $1.72 per share at various times up to ten years.  The Company also issued 50,000 shares in conversion of preferred shares valued at $50,000, and 52,733 shares in conversion of debt valued at $26,366.   The Company also issued 100,000 shares to a trustee as collateral for a promissory note made in termination of a lease agreement.   During the fiscal year ended June 30, 2009, Warrantholders exercised various options for 349,335 shares for a total of $363,417, an average of $1.04 per share.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the respective offering memoranda.

Based on the Company’s current plans, management has determined that the funds currently available to the Company will be inadequate to completely implement the business plan of the Company.  In addition, the Company is unable to provide assurance that its planned levels of revenue, costs and expenses will be achieved.  Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining.  The Company will require additional funding for continued operations and will therefore be dependent upon its ability to raise additional funds through bank borrowing, equity or debt financing, or asset sales. We expect to need to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth.  There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If the Company cannot obtain needed funds, the Company may be forced to curtail, in whole or in part, or cease its activities altogether.  If additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership in the Company.

Although the Company intends to engage in a subsequent equity offering of its securities to raise additional working capital for operations, the Company has no firm commitments for any additional funding, either debt or equity,  at the present time.  Insufficient financial resources may require the Company to delay or eliminate all or some of its marketing and sales plans, which could have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended June 30, 2009, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $15,237,122 and working capital deficit of $1,692,495 as of June 30, 2009.  We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing in order to fund our planned operations and ultimately to achieve profitable operations.

Intangible Assets

The Company’s intangible assets consist of 24 pending patents and 8 applications for trademarks, 4 of which Notices of Allowance have been received. Generally a patent has a life of 17 to 20 years.

The Company performed an impairment test in accordance with the guidance provided in SFAS 142, “Goodwill and Other Intangible Assets”, and has determined that, as of June 30, 2009, no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We have identified the following policies as critical to our business operations and the understanding of our results of operations. The preparation of these financial statements require us to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that future actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below where such policies affect our reported and expected financial results.

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted  SFAS No. 157 and there have been no significant effects on its financial position or results of operation.

Income Taxes.  In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has adopted FIN 48 and there have been no material impacts on its financial reporting or on its disclosure requirements.

Revenue Recognition. The Company’s business model is based on three primary sources of revenue:  revenue from individual recording sessions in a studio, revenue from advertising on the exterior flat screen monitors located on each studio, and future revenue from website advertising.  We record sales when revenue is earned.  We make no sales on credit.  We had $37,600 in revenue from kiosk sessions and $104,261 $141,861 in revenue from barter exchanges during the fiscal year ended June 30, 2009.

Barter Transactions - Barter revenue relates to recording session services provided by Studio One to business customers in exchange for products and services that Studio One would otherwise be required to buy for cash. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged.  Studio One applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, “Accounting for Barter Transactions Involving Barter Credits” and EITF 99-13 “Accounting for Advertising Barter Transactions” and, accordingly, recognizes barter revenues only to the extent that Studio One has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

To date, the amount of barter revenue to be recognized has been more objectively determinable based on the value of products or services received rather than based upon the value of advertising provided.  For revenue from recording sessions services provided for cash to be considered similar to the recording session services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction.

Patents. We evaluate potential impairment of long-lived assets in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Patent and software costs include direct costs of obtaining patents. Costs for new patents are either expensed as they are incurred or capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

Research and Development.   Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $800,967 and $778,834 during the years ended June 30, 2009 and 2008, respectively.

Stock Based Compensation.   In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Form 10-K for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of and for the fiscal years ended June 30, 2009 and 2008 have been audited to the extent indicated in the report by Mantyla McReynolds, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.  The aforementioned financial statements are presented in a separate section of this report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The auditor for the Company is the firm of Mantyla McReynolds, LLC, 178 South Rio Grande Street, Suite 200, Salt Lake City, Utah  84101, who were engaged on September 11, 2009.

The audit reports of Mantyla McReynolds on the financial statements for the years ended June 30, 2009 contained a separate paragraph stating:  "The Company has incurred losses since inception of $15,237,122 and has limited revenues which raises substantial doubt about its ability to continue as a going concern.  The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve substantial revenues from its personal recording studio business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording studios.  The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business.  The available funds at June 30, 2009, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations and operate as a going concern.  ”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - continued

There were no other adverse opinions, disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years, there were no disagreements with Mantyla McReynolds on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Mantyla McReynolds, would have caused it to make reference to the subject matter of the disagreement in connection with its report.
There were no other "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within the registrant's two most recent fiscal years.

During the Registrant's two most recent fiscal years, neither the registrant nor anyone on its behalf consulted Mantyla McReynolds, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements.

ITEM 9A. CONTROLS AND PROCEDURES.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations’ (COSO) to conduct an extensive review of the Company's “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2009 and June 30, 2008, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed below.  In order to mitigate this risk, the Company has contracted with consultants with expertise in US GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations’ (COSO) to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2009 and June 30, 2008, the Company had a deficiency in internal controls that constituted a material weakness in internal controls. Due to this material weaknesses, management concluded that internal controls over financial reporting as of June 31, 2009 were ineffective, based on COSO’s framework.

ITEM 9A. CONTROLS AND PROCEDURES - continued

This deficiency is attributed to the fact that the Company does not have adequate resources to address complex accounting issues as well as an inadequate number of persons to whom it can segregate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  This control deficiency will be monitored and attention will be given to the matter as the Company begins operations as an active business entity. Management has concluded that this control deficiency constituted a material weakness that continued throughout fiscal year 2009  In order to mitigate this risk, the Company has contracted with consultants with expertise in US GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of June 30, 2009 are as follows:

Name	Age	Position

Preston J. Shea	61	Director, President, CEO, Secretary
Kenneth R. Pinckard	63	Director, Vice President, CFO, Legal Counsel
Barry M. Goldwater, Jr.	70	Director, Chairman
Shelly Yakus	63	Vice President
Matthew Long	43	Vice President
Anna Madrid	35	Vice President

The directors and officers of wholly owned operating subsidiary, Studio One Entertainment, Inc., at June 30, 2009, is:

Name	Age	Position

Lawrence G. Ryckman	49	Director, President, CEO, Secretary

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

Preston J. Shea is President, Secretary, and Director and was the sole officer and director of the Company from September 2003 to March 2006.  He is licensed as an attorney in the State of Arizona and as a Barrister and Solicitor by the Law Society of Upper Canada in Ontario. From 1999 to present, he has been vice president and general counsel for an international business organization with offices in Canada and the United States and representative offices in Russia, China, Austria and Mexico. From 1990 to 1999, he practiced international immigration law and business law in Ontario, Canada, Detroit, Michigan and Phoenix, Arizona, with an emphasis on the North American Free Trade Agreement. Prior to that, from 1986 to 1990, he was employed by the government of Canada in various positions including Chief of Staff for the Federal Minister of the Environment, Special Assistant to the Federal Minister of International Trade, and as a Senior Investment Advisor in the Los Angeles offices of the Canadian Consulate. Prior to his tenure with the Canadian government, he was actively engaged in various legal and business positions in the private sector.

Kenneth R. Pinckard is a member of the State Bar of Arizona with extensive experience in startup ventures, investments, corporate acquisitions and mergers, turn-arounds and reorganizations, corporate finance, tax, bankruptcy matters, and commercial real estate development, construction, management and leasing.   Mr. Pinckard holds a B.B.A., Accounting from the University of Texas at Austin and a Juris Doctorate from the University of Houston.

Barry M. Goldwater, Jr., served as a U.S. Congressman for 14 years, representing a district in northern Los Angeles County.  Prior to that he was a stockbroker and partner in the Los Angeles securities firm of Noble Cook, Inc. (now Wedbush Securities) where he developed an institutional customer base and traded securities on all stock exchanges.  While in Congress, he served on a number of committees, including Committee on Science and Technology and the Joint Committee on Energy.  He authored the Privacy Act of 1974.  Since retiring from Congress in 1984, Barry has been actively involved in private business activities and has held a number of responsible senior positions involving finance and management.  He is presently on the Boards of two companies in addition to Studio One.  Mr. Goldwater holds a degree in Marketing from Arizona State University.

Shelly Yakus is a renowned music producer, audio engineer/mixer and recording studio designer. He has engineered and mixed recordings for some of the world’s best known artists including John Lennon, Stevie Nicks, Alice Cooper, Van Morrison, Tom Petty, Dire Straits, Blue Oyster Cult, Bob Seger, Amy Grant, Don Henley, U2 and Madonna. Known as “Golden Ears,” he is also widely respected for his expertise in recording studio design and acoustics. Mr. Yakus co-designed, equipped and supervised construction of the industry leading A&M Music recording studios in Los Angeles and served as vice-president of A&M studios from 1985-1995. He was previously vice president of the Record Plant recording studios in New York and a partner at Tongue and Groove Studios in Philadelphia. The music that Mr. Yakus has engineered, produced or mixed has grossed over a billion dollars in sales and in 1999 he was nominated for induction into the Rock and Roll Hall of Fame. Mr. Yakus’ career and accomplishments are widely covered in publications such as Rolling Stone, Mix Magazine, Audio Engineer and Spin.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Mr. Matthew Long, is an Emmy Award winner and has enjoyed an extensive career as a producer, director, editor, director of photography and writer for television, feature film and video productions.  Mr. Long is responsible for producing and managing the video content for Studio One’s interactive studios and related television production.

Larry Ryckman is an award winning entrepreneur and businessman with notable achievements in the entertainment, high technology and sports industries.  Larry previously co-founded and served as president and CEO of entertainment/technology company, QSound, Ltd., which developed proprietary sound technologies for the entertainment, computer, cell phone and video game industries.  During his tenure as president, QSound grew from a start-up to a NASDAQ listed, internationally recognized player in the industry and secured over a dozen patents.  He completed licensing and joint venture agreements with multi-national corporations such as Polygram, Nintendo, JVC, Coca Cola, and NEC.

Anna Madrid, prior to joining Studio One, specialized in leasing, marketing and corporate strategic partnerships within the Shopping Center industry.  She has extensive experience working with local, regional and national brands and advertisers.  Anna has represented some of the most recognized luxury shopping centers in the nation and now leads all aspects of Studio One's overall business development.

Indemnification of Directors and Officers

The Certificate of Incorporation and Bylaws of the Company provide that the Company will indemnify and advance expenses, to the fullest extent permitted by the Delaware General Corporation Law (the “Act”), to each person who is or was a director, officer or agent of the Company, or who serves or served any other enterprise or organization at the request of the Company (an "Indemnitee").  Under Delaware law, to the extent that an Indemnitee is successful on the merits of a suit or proceeding brought against him or her by reason of the fact that he or she was a director, officer or agent of the Company, or serves or served any other enterprise or organization at the request of the Company, the Company will indemnify him or her against expenses (including attorneys' fees) actually and reasonably incurred in connection with such action.  If unsuccessful in defense of a third-party civil suit or a criminal suit, or if such a suit is settled, an Indemnitee may be indemnified under Delaware law against both (i) expenses, including attorneys' fees, and (ii) judgments, fines and amounts paid in settlement if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his other conduct was unlawful.  If unsuccessful in defense of a suit brought by or in the right of the Company, where the suit is settled, an Indemnitee may be indemnified under Delaware law only against expenses (including attorneys' fees) actually and reasonably incurred in the defense or settlement of the suit if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company except that if the Indemnitee is adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, he or she cannot be made whole even for expenses unless a court determines that he or she is fully and reasonably entitled to indemnification for such expenses.  Also under Delaware law, expenses incurred by an officer or director in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of the suit, action or proceeding upon receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the Company.  The Company may also advance expenses incurred by other employees and agents of the Company upon such terms and conditions, if any, that the Board of Directors of the Company deems appropriate.  Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, in the opinion of the Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

In addition, subsequent to June 30, 2009, on July 21, 2009, the Company approved a Directors and Officers Indemnity Agreement for its directors and principal officers.  It has since entered into agreements with Messrs. Barry M. Goldwater, Preston J. Shea, Kenneth R. Pinckard, Lawrence G. Ryckman, Sheldon Yakus, Matthew Long and Anna Madrid.  A copy of  the Directors and Officers Indemnity Agreement is attached as an exhibit to this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant’s equity securities (“Reporting Persons”) to file initial reports of ownership and reports of changes in ownership on Forms 3, 4 and 5 with the SEC.  Executive officers, directors and beneficial owners of more than 5% of any class of the Registrant’s equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2009, and certain written representations from executive officers and directors, the Registrant is aware that the Directors and certain officers have inadvertently failed to file a Forms 3 and 4at the time of their respective election to the Board or appointment as an officer.  Except as stated in the preceding sentence, the Company believes that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Code of Ethics

The Company maintains a Code of Ethics (the “Code”) that was filed As Exhibit 14 with its Annual Report on Form 10-KSB for 2004 filed on November 15, 2004.  The Code applies to the chief executive, financial and accounting officers, controller and persons performing similar functions.  If the Company amends the code or grants a waiver from the Code with respect to the foregoing persons, it will post that amendment or waiver on its website.

Audit Committee

The Company’s Audit Committee consists of Messrs. Pinckard and Shea.  Neither of those members has been designated by the Board or the Audit Committee as an “audit committee financial expert.”  The Board is seeking to fill a board seat with an independent Board member that would fulfill that qualification.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the Company's Officers for the last two fiscal years.  Only one officer of the Company earned more than $100,000 in the last two fiscal years.

					Long Term Compensation
	Annual Compensation				A wards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payout ($)	All Other Compensation ($)

Preston J. Shea President,	2009	-0-	-0-	-0-	-0-	-0-	-0-	$33,970
Secretary	2008	-0-	-0-	-0-	-0-	-0-	-0-	$32,670

Kenneth R. Pinckard, Vice	2009	$ -0-	-0-	-0-	-0-	-0-	-0-	$200,000 (2)
President, Treasurer	2008	$61,865	-0-	-0-	-0-	-0-	-0-	$ 5,280

Shelly Yakus, Vice	2009	$51,450	-0-	-0-	-0-	-0-	-0-	$110,000
President	2008	$16,200	-0-	-0-	-0-	-0-	-0-	$ 5,280

Matthew Long, Vice	2009	$107,965	-0-	$12,495	-0-	-0-	-0-	$10,540
President	2008	$ 90,000	-0-	$12,495	-0-	-0-	-0-	$29,020

Anna Madrid, Vice President	2009	$181,790	-0-	-0-	-0-	-0-	-0-	$ -0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	$ -0-

Lawrence G. Ryckman,	2009	-0-	-0-	-0-	-0-	-0-	-0-	$250,000 (1)
President of Studio One	2008	-0-	-0-	-0-	-0-	-0-	-0-	$29,914
Entertainment, Inc.

ITEM 11. EXECUTIVE COMPENSATION - continued

(1)  Total compensation provided for fiscal year ended June 30, 2009.  Of this amount, $19,800 was paid in cash, $100,000 was paid in the form of a Convertible Promissory Note dated December 31, 2008 in the amount of $100,000, payable to an affiliate of Mr. Ryckman, and the balance was accrued at year end.

(2) Total compensation provided for fiscal year ended June 30, 2009.  Of this amount, $138,124 was paid in cash and the balance was accrued at year end.

Outstanding Equity Awards at Fiscal Year-End
Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested(#)	Market Value of Shares or Units of Stock that have not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Barry M. Goldwater, Jr.	125,000	-0-	-0-	1.00	08/29/17 (1) 11/18/18 (2)	-0-	-0-	-0-	-0-
Preston J. Shea	125,000	-0-	-0-	1.00	08/29/17 (1) 11/18/18 (2)	-0-	-0-	-0-	-0-
Matthew Long	25,000	-0-	-0-	5.95	03/12/10 (3) 06/12/10 (3)	-0-	-0-	-0-	-0-

(1)	50,000 shares expire on 8/29/2017
(2)	75,000 shares expire on 11/18/2018
(3)	20,000 shares expire on 3/12/10 and 5,000 shares expire on 6/12/10

Compensation of Directors

Our non-employee Directors receives reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.  Effective October 1, 2008, Messrs. Goldwater and Shea each receives 5,000 restricted common shares for each quarter year service to the Company.  Prior to that date, each such Director received 1,000 shares for each quarter year service.

Compensation for our directors for our last completed fiscal year is set forth below, with the exception of Kenneth R. Pinckard and Preston J. Shea, whose compensation is disclosed above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry M. Goldwater, Jr.	-0-	$33,970	-0-	-0-	-0-	-0-	$33,970

ITEM 11. EXECUTIVE COMPENSATION - continued

Employment and Related Agreements

The Company has no employment agreements with any of its current management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2009, concerning shares of the Company’s common stock, the only class of securities that are issued and outstanding, held by (1) each stockholder known to own beneficially more than five percent of the common stock as of June 30, 2009 with the number of outstanding shares at 16,417,447, (2) each of the directors, (3) each of the executive officers, and (4) all of the directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Preston J. Shea 1 Yonge Street, Suite 1801 Toronto, ON M5E 1W7	158,000 Direct (4)	0.95%

Barry M. Goldwater, Jr. 3104 E. Camelback Rd., #274 Phoenix, AZ 85016	148,000Direct (4)	0.89%

Kenneth R. Pinckard 3104 E. Camelback Rd. #245 Phoenix, AZ 85016	1,000	0.01%

Lawrence G. Ryckman 13470 N. 85 th Place Scottsdale, AZ 85260	5,129,500 Indirect (3)	30.73%

Shelly Yakus 1778 Lantana Drive Minden, NV 89423	100,000 Indirect	0.60%

Matthew Long 17197 N. 54 th Avenue Glendale, AZ 85308	35,500 Direct (5)	0.21%

Anna Marid 15417 Becker Lane Surprise, AZ 85379	65,101 Indirect	0.39%

Perry D. Logan 420 Saint Andrews Court Las Vegas, NV 89144	1,443,105 Direct	8.65%

Officers and Directors as a group (7 persons)	5,637,101	33.77%

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

(2)
The above table is based on 16,417,447 shares of Common Stock outstanding as of June 30, 2009 plus options to purchase 275,000 shares granted to two directors and one officer.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 90 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	The shares indirectly attributed to Lawrence Ryckman are held by affiliated entities.

(4)	Includes Option to purchase 125,000 shares of Common Shares at $1.00 per share that have been approved by the Board as of the date of filing of this Report.

(5)	Includes Option to purchase 20,000 shares of Common Shares at $5.95 per share and 5,000 shares at $4.00 per share that have been approved by the Board as of the date of filing of this Report.

Change in Control

The Company is not aware of any arrangements which may result in a change in control of the Company

Equity Compensation Plans

As of June 30, 2009 our equity compensation plans were as follows:

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

2004 Stock Incentive Plan

On February 28, 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the "2004 Plan").  The purpose of the 2004 Plan was to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals.  The 2004 Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 100,000 shares of the Company's common stock was reserved for issuance under stock options to be issued under the 2004 Plan.  On May 24, 2004, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share.  As of June 30, 2009, the Company had issued all of the shares covered by the 2004 Plan.

2006 Employee Stock Incentive Plan

On October 13, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (the "2006 Plan"). The purpose of the 2006 Plan was to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals.  The 2006 Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 100,000 shares of the Company's common stock was reserved for issuance under stock options to be issued under the 2006 Plan.  On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share.  As of June 30, 2009, the Company had issued all of the shares covered by the 2006 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

2007 Non-Executive Employee Stock Option Plan

The Board of Directors on August 28, 2007, approved the Non-Executive Employee Stock Option Plan.  The purpose of the Employee Stock Option Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The Employee Stock Option Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,000,000 shares of the Company's common stock were reserved for issuance under stock options to be issued under the Employee Stock Option Plan.  The option exercise price was to be 100% of the fair market value of the Company's common stock on the date the option is granted and will be exercisable for a period not to exceed 2 years from the date of grant.  The Employee Stock Option Plan was administered by the Board of Directors.   No shares were issued or authorized pursuant to the 2007 Non-Executive Employee Stock Option Plan and on June 10, 2009, the Company rescinded the plan and replaced it with the 2009 Long-Term Stock Incentive Plan.

2009 Long-Term Stock Incentive Plan

The Board of Directors on June 10, 2009, approved the 2009 Long-Term Stock Incentive Plan.  The purpose of the 2009 Long-term Stock Incentive Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Long-Term Stock Incentive Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company's common stock is reserved for issuance under stock options to be issued under the 2009 Long-Term Stock Incentive Plan.  The Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options and Restricted Stock Awards.  The 2009 Long-Term Stock Incentive Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2009, the Company had granted such options to two employees to purchase, in the aggregate, 85,000 shares of the Company’s common stock.  The Exercise Period for each of the grants is two years from the date of grant and the exercise price in each instance is $0.80.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

During the year ended June 30, 2006, Lawrence Ryckman, President and CEO of Studio One Entertainment, Inc., either directly or through affiliated entities, loaned the Company $93,948; during the year ended June 30, 2007, he loaned an additional $43,400 to the Company.  These funds were used to further the research and development program of the Company.  During the year ended June 30, 2007, the Company repaid $40,566 of these loans.  At June 30, 2007, the amount owed Mr. Ryckman and his affiliated entities was $96,782.  These loans are demand notes, to be repaid at ten percent interest.   During the year ended June 30, 2008, Mr. Ryckman, either directly or through affiliated entities, loaned the Company $25,000.  The Company repaid $24,465.  On December 31, 2008, the balance owing Mr. Ryckman and his affiliated entities was reduced to a single Convertible Promissory Note payable bearing interest at 10% per annum and due on demand.  The original principal amount of this note was $101,591.  In addition, on December 31, 2008, the Company issued a second Convertible in the amount of $100,000 to an affiliate of Mr. Ryckman as partial compensation for services rendered in 2008.  At June 30, 2009, the amount owed Mr. Ryckman and his affiliated entities, included interest is $211,587.  Subsequent to June 30, 2009, the two Convertible Promissory Notes have been converted to common shares according to the terms of the respective notes.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

Future Transactions

All future affiliated transactions are expected to be made or entered into on terms that are no less favorable to the Company than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of the Company’s Board of Directors are asked to approve future affiliated transactions. The Company believes that of the transactions described above have been on terms at least as favorable to it as could have been obtained from unaffiliated third parties as a result of arm’s length negotiations.

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

Director Independence

Our common stock trades in the OTC Bulletin Board.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200).  The NASDAQ independence definition includes a series of objective tests, such as that a director is not an employee of the company and has not engaged in various types of business dealings with the company.

Barry M. Goldwater, Jr., is an independent directors under the above definition.  We do not list that definition on our Company website.

We presently do not have a compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees, except for an Audit Committee.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2009 and 2008.

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees (1)	$ 24,543	$ 30,500
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	$ 24,543	$ 30,500

1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended June 30, 2009 and 2008, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

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

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2009 and 2008.

None of the "audit-related," "tax" and "all other" services in 2009, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

ITEM 15. EXHIBITS

The following Exhibits are incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation, dated May 12, 1988. (a)
3.1	Certificate of Amendment of Articles of Incorporation of Dimensional Visions Incorporated dated January 16, 2006. (f)
3.2	Certificate of Amendment of Articles of Incorporation of Elevation Media, Inc., dated March 24, 2006. (f)
3.2	Bylaws. (a)
3.3	Certificate of Amendment of Certificate of Incorporation of Dimensional Visions Incorporated dated January 22, 2004. (f)

ITEM 15. EXHIBITS - continued

4.1	Certificate of Designation of Series A Convertible Preferred Stock, dated December 12, 1992. (a)
4.1	Form of Warrant issued to Participants in 2007 Private Placements (g)
4.2	Certificate of Designation of Series B Convertible Preferred Stock, dated December 22, 1993. (a)
4.3	Certificate of Designation of Series P Convertible Preferred Stock, dated September 11, 1995. (a)
4.4	Certificate of Designation of Series S Convertible Preferred Stock, dated August 28, 1995. (a)
4.5	Certificate of Designation of Series C Convertible Preferred Stock, dated November 2, 1995. (a)
4.6	Certificate of Designation of Series D and Series E Convertible Preferred Stock dated August 25, 1999. (a)
4.7	Form of Warrant Agreement to Debt Holders, dated January 15, 1998. (a)
4.8	Form of Warrant Agreement to Debt Holders, dated April 8, 1998. (a)
4.9	Form of Warrant Agreement to Participants in Private Placement dated April 8, 1998. (a)
4.10	Pledge Agreement dated January 11, 2001 with Dale Riker and Russ Ritchie. (b)
4.11	Investment Agreement dated December 13, 2000, with Swartz Private Equity, LLC. (b)
4.12	Merrill Lynch Portfolio Reserve Loan and Collateral Account Agreement, dated January 12, 2002. (b)
10.1	1996 Equity Incentive Plan. (a)
10.1	Stock Purchase Agreement, dated March 29, 2006, between Studio One Entertainment, Inc., and Dimensional Visions Incorporated. (g)
10.2	1999 Stock Option Plan. (a)
10.2	Exchange Agreement between Studio One Media, Inc., and Studio One Entertainment, Inc., dated April 16, 2007 (g)
10.3	Employment Agreement dated January 1, 2001, with John D. McPhilimy. (c)
10.3	Accord and Satisfaction, dated October 11, 2006, between Dimensional Visions, Inc., and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC (g)
10.4	Employment Agreement dated July 1, 2001, with Bruce D. Sandig. (c)
10.5	Settlement Agreement and Release dated April 30, 2003, between the Company and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC. (d)
14	Dimensional Visions, Inc. Code of Ethics. (e)
21.1	Subsidiaries of the Registrant (h)

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
(b)         Incorporated by reference from the Company’s registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804).
(c)         Incorporated by reference from the Company’s Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002.
(d)         Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2003, filed October 15, 2003.
(e)         Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2004, filed November 15, 2004.
(f)         Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2006, filed September 29, 2006
(g)         Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2007, filed September 28, 2007, and Form 10-K/A for the fiscal year ended June 30, 2007, filed May 27, 2008.
(h)         Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2008, filed September 29, 2008.

ITEM 15. EXHIBITS - continued

The following Exhibits are filed herewith:

10.6	2009 Long-Term Stock Incentive Plan
10.7	Form of Directors and Officers Indemnity Agreement
23.1	Consent of Mantyla McReynolds, LLC
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO ONE MEDIA, INC.

Date: September 15, 2009	By:	/s/ Preston J. Shea,
Preston J. Shea,
Title President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Preston J. Shea	President and Director	September 15, 2009
Preston J. Shea	(Principal Executive Officer)

/s/ Kenneth R. Pinckard	Chief Financial Officer, Director	September 15, 2009
Kenneth R. Pinckard	(Principal Financial Officer)

/s/ Kenneth R. Pinckard	Chief Accounting Officer, Director	September 15, 2009
Kenneth R. Pinckard	(Principal Accounting Officer)

/s/ Barry M. Goldwater, Jr/	Director	September 15, 2009
Barry M. Goldwater, Jr.

STUDIO ONE MEDIA, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Studio One Media, Inc.

We have audited the accompanying consolidated balance sheets of Studio One Media, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ deficit, for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio One Media, Inc. as of June 30, 2009 and 2008, and the results of operations and cash flows for the years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The Company has incurred losses since inception, has a working capital deficit, and has limited revenues which raise substantial doubt about its ability to continue as a going concern.  Management's plan to address these issues is included in Note 1 to the consolidated financial statements.  The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in Note 13 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the fiscal year ending June 30, 2008, have been restated.

/s/ Mantyla McReynolds LLC
Mantyla McReynolds LLC
Salt Lake City, Utah
October 14, 2009

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2009	2008
		(Restated)
ASSETS
Current Assets
Cash	$439,474	$392,450
Prepaid Expenses	57,513	48,153

Total Current Assets	496,987	440,603

Property and Equipment, Net	421,980	240,784
Property and Equipment, yet to be placed in service	631,169	313,565

Other Assets
Notes Receivable	177,228	178,752
Accrued Interest Receivable	73,811	55,701
Deposits	76,400	29,630
Intangible Assets, net	107,314	95,687

Total Other Assets	434,753	359,770

Total Assets	$1,984,889	$1,354,722

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$1,483,797	$491,560
Capital Equipment Loan	-	7,270
Notes Payable - Related Party	268,788	97,285
Notes Payable	436,897	25,000

Total Current Liabilities	2,189,482	621,115

Long-Term Liabilities	-	-

Total Liabilities	2,189,482	621,115

Stockholders' Equity (Deficit)
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 774,044 and 524,044
June 30, 2009 and 2008, respectively	774	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 16,417,447 and 13,212,398 shares at
June 30, 2009 and 2008, respectively	16,417	13,212
Additional Paid in Capital	15,039,491	9,473,679
Common Shares to be issued	24,000	221,000
Common Stock Issued in Advance of Services	(48,153)	(337,052)
Accumulated Deficit	(15,237,122)	(8,637,756)

Total Stockholders' Equity (Deficit)	(204,593)	733,607

Total Liabilities and Stockholders' Equity (Deficit)	$1,984,889	$1,354,722

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Year Ended
	June 30, 2009	June 30, 2008
		Restated
Revenues
Kiosk Session Revenues	$115,989	$-
Advertising Revenues	25,872	-
Other Revenue	-	839

Total Revenues	141,861	839

Costs and Expenses
Cost of Sales (Exclusive of Depreciation and Amortization)	136,413	-
Cost of Barter Exchanges	104,261	-
Advertising Expenses	389,993	150,724
Depreciation Expense	138,182	40,167
Professional Fees	2,415,070	3,489,323
Research and Development	800,967	778,834
General and Administrative Expenses	2,600,675	1,729,396

Total Costs and Expenses	6,585,561	6,188,444

Loss from Operations	(6,443,700)	(6,187,605)

Other Income (Expense)
Interest Expense	(173,776)	(14,553)
Interest Income	18,110	23,166

Total Other Income (Expense)	(155,666)	8,613

Loss before Income Taxes	(6,599,366)	(6,178,992)
Income Tax Expense	-	-

NET LOSS	$(6,599,366)	$(6,178,992)

Basic Loss Per Share of Common Stock	$(0.46)	$(0.51)

Weighted Average Number of Shares Outstanding	14,420,630	12,179,418

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit) 2007-2008 Restated

							Common		Total
					Additional		Stock Issued		Stockholders'
	Preferred Stock		Common Stock		Paid In	Common Shares	in Advance	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	to be Issued	for Services	Deficit	(Deficit)

Balance, June 30, 2007	524,044	$524	11,362,739	$11,363	$2,963,926	$137,600	$-	$(2,458,764)	$654,649

Common shares issued for services	-	-	684,322	684	2,404,412	-	-	-	2,405,096

Common shares issued for cash	-	-	1,115,830	1,116	3,009,609	-	-	-	3,010,725

Common shares for assets	-	-	5,000	5	24,120	-	-	-	24,125

Warrants exercised for cash	-	-	44,507	44	133,476	-	-	-	133,520

Fair value of warrants granted	-	-	-	-	938,136	-	-	-	938,136

Common shares to be issued	-	-	-	-	-	83,400	-	-	83,400

Common stock issued in advance
for services	-	-	-	-	-	-	(337,052)	-	(337,052)

Net Loss for the Year Ended
June 30, 2008	-	-	-	-	-	-	-	(6,178,992)	(6,178,992)

Balance, June 30, 2008	524,044	524	13,212,398	13,212	9,473,679	221,000	(337,052)	(8,637,756)	733,607

Common shares issued for services	-	-	1,142,935	1,143	1,707,779	(197,000)	-	-	1,511,922

Common shares issued for cash	-	-	1,505,478	1,505	2,059,569	-	-	-	2,061,074

Warrants exercised for cash	-	-	349,335	349	363,068	-	-	-	363,417

Common shares issued in conversion
of preferred shares	(25,000)	(25)	50,000	50	(25)	-	-	-	-

Common shares issued in conversion
of debt	-	-	52,733	53	26,314	-	-	-	26,367

Common shares issued as collateral
for promissory note	-	-	100,000	100	69,900	-	-	-	70,000

Adjustment to account for
fractional shares	-	-	4,568	5	(5)	-	-	-	-

Preferred shares issued for cash	275,000	275	-	-	549,725	-	-	-	550,000

Fair value of warrants granted	-	-	-	-	789,487	-	-	-	789,487

Amortization of stock issued in
advance for servcies	-	-	-	-	-	-	288,899	-	288,899

Net Loss for the Year Ended
June 30, 2009	-	-	-	-	-	-	-	(6,599,366)	(6,599,366)

Balance, June 30, 2009	774,044	$774	16,417,447	$16,417	$15,039,491	$24,000	$(48,153)	$(15,237,122)	$(204,593)

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2009	2008 Restated
Cash Flows from Operating Activities

Net Loss	$(6,599,366)	$(6,178,992)
Adjustments to reconcile to cash from
operating activities:
Depreciation and amortization	138,132	40,167
Common stock issued for services	1,708,922	2,405,096
Fair value of warrants granted	789,487	938,136
Bad debt expense	1,524	-
Common Shares to be issued	(197,000)	83,400
Amortization of stock issued in advance for services	288,899	(337,052)
Writeoff of intangible assets	-	112,770
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(18,110)	(23,166)
Prepaid expenses	(9,360)	(23,765)
Deposits	23,230	(23,230)
Accounts payable and accrued expenses	992,236	240,013

Net Cash Used in Operating Activities	(2,881,406)	(2,766,623)

Cash Flows from Investing Activities

Notes receivable	-	23,412
Purchase of property and equipment	(613,344)	(375,648)
Purchase of intangible assets	(35,215)	(45,687)

Net Cash Used in Investing Activities	(648,559)	(397,923)

Cash Flows from Financing Activities

Issuance of common stock	2,061,074	3,010,725
Issuance of preferred stock	550,000	-
Warrants exercised for cash	363,417	133,520
Proceeds from notes payable-related party	197,871	553
Repayment of notes payable	(7,270)	(2,489)
Proceeds from notes payable	411,897	-

Net Cash from Financing Activities	3,576,989	3,142,309

Net Increase (Decrease) in Cash	47,024	(22,237)

Cash, Beginning of Year	392,450	414,687

Cash, End of Year	$439,474	$392,450

Supplemental Cash Flow Disclosure:

Cash Paid For:
Interest	$1,898	$-
Income Taxes	-	-

Non Cash Financing Activities:
Common stock issued for assets	$-	$24,125
Equipment purchased under capital lease	-	9,759
Common stock issued to extinguish debt	26,367	-
Common stock issued as collateral on debt	70,000	-

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

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

In April 2006, the Company entered into an agreement to purchase Studio One Entertainment, Inc., a private Scottsdale, Arizona based company that designed and manufactured a proprietary (patents pending), self contained interactive audio/video recording and conferencing studio designed for installation in shopping malls and other high traffic public areas (the “Studio One Entertainment Agreement”). The Studio One™ Kiosk enables the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

On April 17, 2007, the Company announced that it had finalized the reverse merger of Studio One Entertainment, Inc., (SOEI) through an all-stock transaction. The purchase is pursuant to an agreement entered into by the companies dated March 29, 2006. The reverse merger includes the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of Studio One Entertainment, Inc.   The substance of the transaction resulted in a reverse merge wherein SOE became the accounting acquirer of SOMD.  Therefore, historical financial data reflects the operations and accumulated deficit of SOE.  The transaction essentially is a recapitalization of SOE. The reverse merger includes all right, title and interest to Studio One Entertainment's proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications.  Studio One Entertainment, Inc. continues to operate as a wholly owned subsidiary of Studio One Media, Inc. Accordingly, the financial statements present on a consolidated basis the operations of SOMD and SOEI.

During fiscal year 2009, the Company is no longer considered to be a development stage company, as a result of the commencement of its principle revenue activities.

GOING CONCERN

The Company has incurred losses since inception of $15,237,122 and has just begun collecting revenues which raise substantial doubt about its ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) continue to achieve revenues from its personal recording studio kiosk business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service additional personal recording kiosks.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July, 2006, the FASB issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 1: Summary of Significant Accounting Policies - continued

In July, 2006, the FASB issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. FIN 48 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

LOSS PER SHARE

Basic and diluted loss per common share is calculated using the weighted average number of common shares outstanding during the period. For the year ended June 30, 2009 and 2008, the Company’s 3,045,671 and 2,473,362 warrants, 14,814 and 136,412 shares to be issued upon the conversion of the preferred stock and 6,000 and -0- shares to be issued upon conversion of debt are excluded from the computation of diluted earnings per share as they are anti-dilutive, respectively.

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

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier

IMPAIRMENT OF LONG-LIVED ASSETS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with FAS 157, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2009 and 2008.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 1: Summary of Significant Accounting Policies - continued

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had  no deposits  in excess of federally insured limits at June 30, 2009.

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

The Company's revenues are generated from sale of video and audio recorded products. Revenues from the sale of products will be collected at the point of sale. The products will be delivered simultaneously with the sale accordingly revenues will be realized and recognized at the time of the transaction.

Barter Transactions - Barter revenue relates to recording session services provided by Studio One to business customers in exchange for products and services that Studio One would otherwise be required to buy for cash. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged.  Studio One applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, “Accounting for Barter Transactions Involving Barter Credits” and EITF 99-13 “Accounting for Advertising Barter Transactions” and, accordingly, recognizes barter revenues only to the extent that Studio One has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction.

To date, the amount of barter revenue to be recognized has been more objectively determinable based on the value of products or services received rather than based upon the value of advertising provided.  For revenue from recording sessions services provided for cash to be considered similar to the recording session services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction.

REVENUE RECOGNITION (CONTINUED)

Studio One had no barter revenues for the fiscal year ended June 30, 2008.  Barter revenues for the fiscal year ended June 30, 2009 is broken out by kiosk session income and advertising income.  Of the $115,989 of kiosk session income, $78,379 was in barter and $37,610 was in cash. Of the $25,872 of total advertising revenue, $23,872 was in barter and the remaining $2,000 was cash.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 1: Summary of Significant Accounting Policies - continued

Studio One had no barter revenues for the fiscal year ended June 30, 2008.  Barter revenues totaled $78,379 for the fiscal year ended June 30, 2009.

RESEARCH AND DEVELOPMENT

The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs”. The Company incurred research and development expenses of $800,967 and $778,834 during the years ended June 30, 2009 and 2008, respectively.

ADVERTISING AND MARKETING

The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $444,510 and $150,724 for the years ended June 30, 2009 and 2008, respectively.

GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001 and revised in December, 2007. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite−life intangible assets are no longer amortized but are reviewed for impairment annually.

PROPERTY AND EQUIPMENT

Property and equipment is located at the Company's headquarters in Scottsdale, Arizona and is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer hardware	3-7 years
Computer software	3-5 years
Furniture and Office Equipment	7 Years
Production Equipment	7 years
Leasehold improvements	10 years

VALUATION OF LONG-LIVED ASSETS

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2009, management does not believe any of the Company’s assets were impaired.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 1: Summary of Significant Accounting Policies - continued

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Studio One Media, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company operates on a June 30 fiscal year.

COST OF SALES

The Company’s cost of sales includes kiosk lease expense, kiosk employee costs, and other nominal amounts.

Note 2: Accounts Payable and Accrued Expenses

A summary of Accounts Payable and Accrued Expenses Follows:

	June 30, 2009	June 30, 2008
Accounts Payable	$1,232,807	$433,353
Accrued Interest	38,344	35,438
Other Accrued Expenses	212,646	22,769
Total	$1,483,797	$491,560

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

As of June 30, 2009, the Company owes $268,788 for funds borrowed from an entity owned by one of the Company’s officers.  The loans are unsecured, accrue interest at 10% per annum and are due upon demand.

The Company has a convertible note payable to Howard Hill which is a convertible note.  The terms of the conversion allow the noteholder to convert the debt into equity of the Company in the form of shares of common stock of the Company at the rate of $0.50 per share.

During the year ended June 30, 2009, the noteholder converted the note into 52,733 shares of common stock in exchange for entire outstanding balance of the note, totaling $26,367.

 The notes payable due to Sundance Financial Corp., Allan Kaplan, Chad Boeding, Divesh Makan, and Larry Buresh are convertible with the following terms.  All or any of the principle amount of the note, together with the accrued interest, may be converted at the option of the investor at any time after four (4) months into fully paid and nonassessable shares of restricted common stock of the company.  The number of shares eligible to be converted will equal the note amount to be converted divided by the per share price after applying a 25% discount to the average closing price of the Company’s stock for the previous ten (10) trading days prior to the date such payment is due.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 3: Short-Term Borrowings - continued

The Company has analyzed these notes in accordance with EITF 98-5 and has determined that a beneficial conversion feature exists. The value of this conversion feature has been estimated at $133,000 (400,000 shares / $0.25).

The difference between the $400,000 face value and the $533,000 carrying value has been recognized as interest expense, with $133,000 being recognized in fiscal year 2009.

During 2008, the Company purchased equipment under a capital lease. The lease is secured by the equipment and due in monthly payments of $808.

A summary of Short Term Borrowings Follows:

Outstanding Notes Payable at 6-30-09

				Total		Total
				Accrued	Interest	Interest
	Date of	Principal	Interest	Interest	Accrued	Accrued		Total
Note Holder	Note	Amount	Rate	06/30/08	6/30/2009	To Date	Converted	Due

Glenn Crotts	07/13/01	25,000.00	14.00%	24,384.93	3,500.00	27,884.93	-	52,884.93
Sundance Financial Corp.	12/31/08	100,000.00	10.00%	-	4,958.90	4,958.90	-	104,958.90
Sundance Financial Corp.	12/31/08	101,590.52	10.00%	-	5,037.77	5,037.77	-	106,628.29
Acoma, LLC	05/22/09	45,230.49	12.00%	-	446.11	446.11	-	45,676.60
Allan Kaplan	06/29/09	100,000.00	6.00%	-	16.44	16.44	-	100,016.44
Chad Boeding	06/30/09	50,000.00	6.00%	-	-	-	-	50,000.00
Divesh Makan	06/30/09	50,000.00	6.00%	-	-	-	-	50,000.00
Larry/Georgette Buresh	06/30/09	100,000.00	8.00%	-	-	-	-	100,000.00
Beneficial Converstion Feature		133,863.99	0.00%	-	-	-	-	133,863.99

Totals		705,685.00		24,384.93	13,959.22	38,344.15	0.00	744,029

 Note 4: Commitments and Contingencies

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

The Company has not declared dividends on Series A or B Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2009 were approximately $183,057.

Pursuant to a lease originally dated January, 2006, the Company currently occupies approximately 5,400 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 75260.  On June 15, 2008, the Company expanded into and also occupies approximately 5,400 square feet adjoining the original premises on a month-by month basis.  Under the terms of the extended, expanded lease, the Company occupies the premises on a month-to-month basis.  The total lease expense is $6,650 per month, payable in cash, common stock of the Company and on-studio advertising.

In anticipation of implementation of its business plan, the Company also leased an additional  9,400 feet of office space in another building located at 7812 E. Acoma, Scottsdale, Arizona, at a monthly cost of $12,225.   The Company have never occupied this space and in May 2009, entered into a termination agreement with the landlord pursuant to which the Company will pay the sum of $50,000 over a period of ten months in exchange for terminating future obligations under the lease.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 4: Commitments and Contingencies - continued

The Company leases space at Scottsdale Fashion Square for its MyStudio recording studio pursuant to a two-year lease.   The monthly rent for this space is at a market rate commensurate with other kiosk operations.  As the Company expands, it will continue to secure space for its recording studios at various venues and locations around the country.

 Note 5: Common Stock

During the year ended June 30, 2008, the Company issued 1,160,337 shares for $3,144,245 in cash, 684,322 shares of the Company’s common stock for consulting services rendered to the Company valued at $2,405,096. The Company also issued 5,000 shares for a vehicle valued at $29,125 with $5,000 being paid in cash.

During the year ended June 30, 2008, the Company exchanged 44,507 warrants for 44,507 shares of the Company’s Common Stock for $133,520 in cash.

During the year ended June 30, 2009, the Company issued 1,505,478 common shares for $2,061,074 in cash and 1,142,935 shares of the Company’s common stock for consulting services rendered to the Company valued at $1,511,922.  The Company issued an additional 100,000 shares of its common stock as collateral for a promissory note, for $70,000.

During the year ended June 30, 2009, the Company exchanged 349,335 warrants for 349,335 shares of the Company’s Common Stock for $363,417 in cash.

Note 6: Preferred Stock

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Allocated	Outstanding
Series A Preferred	100,000	15,500
Series A-1 Convertible Preferred	275,000	250,000
Series B Preferred	200,000	3,500
Series C Preferred	1,000,000	13,404
Series D Preferred	375,000	130,000
Series E Preferred	375,000	275,000
Series P Preferred	600,000	86,640
Total Preferred Stock	2,925,000	774,044

The activity surrounding the issuances of the preferred stock is as follows.  Prior to the year ended June 30, 2008 the Company issued 524,044 total shares of preferred stock made up of 15,500 Series A, 3,500 Series B, 13,404 Series C, 130,000 Series D, 275,000 Series E, and 86,640 Series P.

During the fiscal year ended June 30, 2009, the Company issued an additional 275,000 Series A-1 shares and converted 25,000 of those shares for 50,000 shares of common stock.

The Company's Series A Convertible 5% Preferred Stock ("Series A Preferred"), 100,000 shares authorized, is convertible into common stock at the rate of .027 share of common stock for each share of the Series A Preferred. Dividends from date of issue, are payable from retained earnings, and have been accumulated on June 30 each year, but have not been declared or paid.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 6: Preferred Stock - continued

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

Note 7: Stock Purchase Options and Warrants

On November 15, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). This plan was approved by a majority of our stockholders at our January 28, 2000, stockholders' meeting. The purpose of the 1999 Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by its officers and other key individuals. The 1999 Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company. A maximum of 1,500,000 shares of the Company's common stock are available to be issued under the 1999  Plan. The option exercise price will be 100% of the fair market value of the Company's common stock on the date the option is granted and will be exercisable for a period not to exceed 10 years from the date of grant. As of June 30, 2009, no stock options have been granted under this plan.

On May 17, 2004, the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On May 24, 2004, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 100,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of June 30, 2009, the Company has issued all shares covered by the 2004 Stock Incentive Plan.

The Board of Directors on June 10, 2009, approved the 2009 Long-Term Stock Incentive Plan.  The purpose of the 2009 Long-term Stock Incentive Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Long-Term Stock Incentive Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company's common stock is reserved for issuance under stock options to be issued under the 2009 Long-Term Stock Incentive Plan.  The Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options and Restricted Stock Awards.  The 2009 Long-Term Stock Incentive Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2009, the Company had granted such options to two employees to purchase, in the aggregate, 85,000 shares of the Company’s common stock. The Exercise Period for each of the grants is two years from the date of grant and the exercise price in each instance is $0.80.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 7: Stock Purchase Options and Warrants - continued

On October 13, 2006 the Company adopted an employee stock incentive plan setting aside 100,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.  A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan. On October 13, 2006, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering shares provided by this plan. As of June 30, 2007, the Company has issued 47,282 shares covered by the 2006 Stock Incentive Plan and recorded an expense of $282,380. As of June 30, 2008, 52,718 remain unissued under this Plan. The value of shares issued pursuant to this Plan is computed using the Black-Scholes model as prescribed by FAS No. 123R.  The assumptions used for the model are the following:  the stock price on the date of issuance, the exercise price of each specific warrant ($0.50 to $5.95), the expected life of the warrant (1 to 2 years and as high as 10),  the annualized volatility (31% to 237%), and the risk free rate (1.350% to 5.350%).

During the year ended June 30, 2009, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2 years, a risk free interest rate of 1.35% to 2.35%, a dividend yield of 0% and volatility of 55% to 237%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $789,487.

 During the year ended June 30, 2008, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2 years, a risk free interest rate of 2.35% to 5.35%, a dividend yield of 0% and volatility of 26% to 70%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $938,136.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed.

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of June 30, 2007	850,163	$3.18
Granted	1,667,706	0.00
Exercised	(44,507)	3.67
Cancelled	-	0.00
Outstanding as of June 30, 2008	2,473,362	3.50
Granted	1,823,057	2.38
Exercised	(349,335)	1.21
Cancelled	(810,163)	3.17
Outstanding at June 30, 2009	3,136,921	$3.10

Note 8: Income Taxes

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative NOL of $15,237,122. The total valuation allowance is equal to the total deferred tax asset.

Note 8: Income Taxes - continued

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2009 and 2008 were as follows:

	6-30-09	6-30-08
Deferred tax assets:
Net operating loss carry forwards	5,332,993	3,023,215
Valuation allowance	(5,332,993)	(3,023,215)
Net deferred tax asset reported	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% to pretax income from continuing operations for the years ended June 30, 2009 and 2008 due to the following:

	6-30-09	6-30-08

Book loss from operations	$(2,309,778)	$(2,162,647)
Options and warrants issued for services	276,320	328,348
Common stock issued for services	598,123	841,784
Valuation allowance	1,435,335	992,515
	$--	$--

The federal net operating loss carry forwards of approximately $15,237,122 expire in various years through 2029. In addition the Company has state carry forwards of approximately $14,931,000.

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

In July, 2006, the FASB issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. FIN 48 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

Note 9.  Intangible Assets

Intangible assets consist of computer software, website costs and video backgrounds.  Computer software is purchased from third party developers and recorded at cost.  Computer software is amortized over the estimated useful life of 3 years. Website costs are costs incurred to develop the Company’s website.  The website costs will be amortized over the estimated useful life of the website when placed in service during the year ended June 30, 2009. Video backgrounds are the costs incurred to develop video backgrounds for use in the Company’s recording Kiosks. The video background costs will be amortized over the estimated useful life of the website when placed in service during the year ended June 30, 2009.  Technology is the cost of proprietary know how and intellectual property.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

 Note 9.  Intangible Assets - continued

The technology will be amortized over the estimated useful life when placed in service during the year ended June 30, 2009. Patents and trademarks is the cost of patents pending and applied for trademarks. Patents and trademarks will be amortized over the estimated useful life when placed in service during the year ended June 30, 2009. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets. The Company’s intangible assets are comprised of the following on June 30, 2009:

	2009	2008
Patterns and Molds	18,071	-0-
Website costs	77,699	91,375
Video backgrounds	11,547	4,312
Accumulated amortization	(23,588)	-0-
Net Intangible Assets	$107,314	95,687

The Company’s estimated amortization for the above intangible assets are as follows:

	2010	2011	2012	2013	2014	Thereafter
Patterns and Molds	6,024	6,024	6,024	-0-	-0-	-0-
Website costs	13,706	13,706	13,706	13,706	13,706	9,138
Video backgrounds	3,858	3,858	3,858	-0-	-0-	-0-

Note 10.  Property and Equipment

The Company’s property and equipment are comprised of the following on June 30, 2009:

	2009	2008
Furniture and equipment	$25,012	$15,708
Office equipment and computers	209,984	191,794
Kiosks	264,586	-0-
Vehicles	29,125	29,125
Leasehold improvements	5,196	2,260
Computer Software	50,879	46,251
Accumulated depreciation	(162,802)	(44,354)
Net Property and Equipment	$421,980	240,784

The Company also has $631,169 and $313,565 in equipment that is yet to be placed in service as of June 30, 2009 and 2008, respectively.

The equipment is depreciated over its estimated useful life of 5 to 7 years under the straight-line method. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. Depreciation expense for the years ended June 30, 2009 and 2008 was $138,182 and $40,167, respectively.

Note 11.  Recent Accounting Pronouncements

June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 11.  Recent Accounting Pronouncements- continued

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 11.  Recent Accounting Pronouncements- continued

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after July 1, 2009. The adoption of this FSP is not expected to have a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public  comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 11.  Recent Accounting Pronouncements- continued

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

Note 12,  Subsequent Events

In accordance with FAS 165, management evaluated the subsequent events as of October 14, 2009.  Subsequent to June 30, 2009, the two Convertible Promissory Notes have been converted to common shares according to the terms of the respective notes.

Note 13.  Restatement of Financial Statements

On August 27, 2009 the Company was informed that the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates who was serving as the Company’s independent registered public accounting firm.  The revocation was a result of Moore’s violation of PCAOB rules and auditing standards.  This revocation of Moore’s registration required the Company to have reaudited the financial statements previously issued for the fiscal years ended June 30, 2007 and 2008.

This reaudit produced material differences from the previously filed versions.  Included in this filing are the restated 2008 fiscal year financial statements.  For comparative purposes, the table below presents the reaudited balance sheets and income statements compared to the original filing.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 12.  Restatement of Financial Statements (continued)

Consolidated Balance Sheets

	June 30,	June 30,
	2008	2008
	(Original)	(Restated)
ASSETS
Current Assets
Cash	$391,109	$392,450
Prepaid Expenses	48,153	48,153
Total Current Assets	439,262	440,603

Property and Equipment, Net	548,070	554,349

Other Assets
Notes Receivable- Non Current	178,752	178,752
Accrued Interest Receivable	55,701	55,701
Deposits	29,630	29,630
Intangible Assets, net	138,084	95,687
Total Other Assets	402,167	359,770

Total Assets	$1,389,499	$1,354,722

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$358,359	$491,560
Capital Equipment Loan	-	7,270
Notes Payable - Related Party	108,319	97,285
Notes Payable	49,385	25,000
Total Current Liabilities	516,063	621,115

Long-Term Liabilities	-	-

Total Liabilities	516,063	621,115

Stockholders' Equity (Deficit)
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 774,044 and 524,044
June 30, 2009 and 2008, respectively	524	524
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 16,417,447 and 13,212,398 shares at
June 30, 2009 and 2008, respectively	13,212	13,212
Additional Paid in Capital	14,463,184	9,473,679
Common Shares to be issued	-	221,000
Common Stock Issued in Advance of Services	-	(337,052)
Accumulated Deficit - Development Stage	(13,603,484)	-
Accumulated Deficit	-	(8,637,756)
Total Liabilities and Stockholders' Equity (Deficit)	$1,389,499	$1,354,722

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 12.  Restatement of Financial Statements (continued)

Consolidated Statements of Operations

	For the Year Ended
	June 30,	June 30,
	2008	2008
	(Original)	(Restated)
Revenues
Kiosk Advertising Revenues	$-	$-
Kiosk Barter Revenue	-	-
Advertising Revenues	-	-
Other Revenue	-	839

Total Revenues	-	839

COST OF SALES
(Exclusive of Depreciation and Ammortization)	-	-

GROSS PROFIT (LOSS)	-	839

Operating Expenses
Advertising Expenses	-	150,724
Depreciation Expense	-	40,167
Professional Fees	-	3,489,323
Research and Development	1,065,168	778,834
General and Administrative Expenses	7,561,257	1,729,396

Total Operating Expenses	8,626,425	6,188,444

Loss from Operations	(8,626,425)	(6,187,605)

Other Income (Expense)
Interest Expense	(14,553)	(14,553)
Intersest Income	24,005	23,166

Total Other Income (Expense)	9,452	8,613

Loss before Income Taxes	(8,616,973)	(6,178,992)
Income Tax Expense	-	-

NET LOSS	$(8,616,973)	$(6,178,992)

Basic Loss Per Share of Common Stock	$(0.71)	$(0.51)

Weighted Average Number of Shares Outstanding	12,179,418	12,179,418