Form 10-Q
period 2009-09-30
STUDIO ONE MEDIA, INC.
filed 2009-11-16
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(480) 556-9303

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes     ☐  No   (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

At September 30, 2009, the number of shares outstanding of common stock, $0.001 par value, was 19,001,335 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(unaudited)
ASSETS
Current Assets
Cash	$140,983	$439,474
Prepaid Expenses	72,992	57,513

Total Current Assets	213,975	496,987

Property and Equipment, net	391,604	421,980
Property and Equipment, yet to be placed in service	658,328	631,169

Other Assets
Notes Receivable	177,228	177,228
Accrued Interest Receivable	78,133	73,811
Deposits	78,854	76,400
Intangible Assets, net	100,129	107,314

Total Other Assets	434,344	434,753

Total Assets	$1,698,251	$1,984,889

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$1,089,622	$1,483,797
Notes Payable - Related Party	50,000	268,788
Notes Payable	357,065	436,897

Total Current Liabilities	1,496,687	2,189,482

Long-Term Liabilities	-	-

Total Liabilities	1,496,687	2,189,482

Stockholders' Equity (Deficit)
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and oustanding are 574,044 and 774,044 at September 30,
2009, and June 30, 2009, respectively	574	774
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 19,001,335 and 16,417,447 shares at
September 30, 2009, and June 30, 2009, respectively	19,001	16,417
Additional Paid in Capital	16,705,102	15,039,491
Common Shares to be issued	221,834	24,000
Common Stock Issued in Advance of Services	(48,153)	(48,153)
Accumulated Deficit	(16,696,794)	(15,237,122)

Total Stockholders' Equity (Deficit)	201,564	(204,593)

Total Liabilities and Stockholders' Equity (Deficit)	$1,698,251	$1,984,889

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2009	2008
		(Restated)
Revenues
Recording Studio Session Revenues	$18,700	$-
Advertising Revenues	10,643	-

Total Revenues	29,343	-

COSTS AND EXPENSES
Costs of Sales (Exclusive of Depreciation and Ammortization)	41,255	-
Cost of Barter Exchanges	21,643	-
Advertising Expenses	67,264	186,247
Depreciation Expense	38,422	10,509
Professional Fees	966,642	913,387
Research and Development	9,857	368,268
General and Administrative Expenses	338,078	534,972

Total Costs and Expenses	1,483,161	2,013,383

Loss from Operations	(1,453,818)	(2,013,383)

Other Income (Expense)
Interest Expense	(10,176)	(875)
Intersest Income	4,322	8,726

Total Other Income (Expense)	(5,854)	7,851

Loss before Income Taxes	(1,459,672)	(2,005,532)
Income Tax Expense	-	-

NET LOSS	$(1,459,672)	$(2,005,532)

Basic Loss Per Share of Common Stock	$(0.08)	$(0.15)

Weighted Average Number of Shares Outstanding	18,976,335	13,487,767

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
							Common Stock Issued in Advance for Services
									Total Stockholders' Equity (Deficit)
					Additional Paid In Capital	Common Shares to be Issued
	Preferred Stock		Common Stock					Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance, June 30, 2008	524,044	$524	$13,212,398	$13,212	$9,473,679	$221,000	$(337,052)	$(8,637,756)	$733,607

Common shares issued for services	-	-	1,142,935	1,143	1,707,779	-	-	-	1,708,922
Common shares issued for cash	-	-	1,505,478	1,505	2,059,569	(197,000)	-	-	1,864,074
Warrants exercised for cash	-	-	349,335	349	363,068	-	-	-	363,417
Common shares issued in conversion
of preferred shares	(25,000)	(25)	50,000	50	(25)	-	-	-	-
Common shares issued in conversion
of debt	-	-	52,733	53	26,314	-	-	-	26,367
Common shares issued as collateral
for promissory note	-	-	100,000	100	69,900	-	-	-	70,000
Adjustment to account for
fractional shares	-	-	4,568	5	(5)	-	-	-	-
Preferred shares issued for cash	275,000	275	-	-	549,725	-	-	-	550,000
Fair value of warrants granted	-	-	-	-	789,487	-	-	-	789,487
Amortization of stock issued in
advance for servcies	-	-	-	-	-	-	288,899	-	288,899
Net Loss for the Year Ended
June 30, 2009	-	-	-	-	-	-	-	(6,599,366)	(6,599,366)

Balance, June 30, 2009	774,044	774	16,417,447	16,417	15,039,491	24,000	(48,153)	(15,237,122)	(204,593)
Common shares issued in conversion
of preferred shares (unaudited)	(200,000)	(200)	377,051	377	(177)	-	-	-	-
Common shares issued for services	-	-	394,508	395	241,571	-	-	-	241,966
(unaudited)
Common shares issued for cash	-	-	1,016,000	1,016	506,984	-	-	-	508,000
(unaudited)
Warrants exercised for cash	-	-	37,084	37	18,505	-	-	-	18,542
(unaudited)
Common shares issued in conversion
of debt (unaudited)	-	-	759,245	759	396,325	-	-	-	397,084
Fair value of warrants granted	-	-	-	-	502,403	-	-	-	502,403
(unaudited)
Common shares to be issued	-	-	-	-	-	197,834	-	-	197,834
(unaudited)
Amortization of stock issued in
advance for servcies (unaudited)	-	-	-	-	-	-	-	-	-
Net Loss for the Three Months
Ended September 30, 2009 (unaudited)	-	-	-	-	-	-	-	(1,459,672)	(1,459,672)

Balance, September 30, 2009 (unaudited)	574,044	$574	19,001,335	$19,001	$16,705,102	$221,834	$(48,153)	$(16,696,794)	$201,564

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008
		(Restated)
Cash Flows from Operating Activities

Net Loss	$(1,459,672)	$(2,005,532)
Adjustments to reconcile to cash from
operating activities:
Depreciation and amortization	38,422	10,509
Common stock issued for services	241,966	589,319
Common stock to be issued for services	197,834	-
Fair value of warrants granted	502,403	297,346
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(4,322)	(8,727)
Prepaid expenses	(15,479)	(57,762)
Notes Receivable	-	(19,523)
Deposits	(2,454)	-
Accounts payable and accrued expenses	(420,711)	448,371

Net Cash Used in Operating Activities	(922,013)	(745,999)

Cash Flows from Investing Activities

Purchase of Other Assets	-	(31,453)
Purchase of property and equipment	(28,020)	(811,169)

Net Cash Used in Investing Activities	(28,020)	(842,622)

Cash Flows from Financing Activities

Issuance of common stock	508,000	1,670,000
Warrants exercised for cash	18,542	-
Repayment of notes payable	-	(27,379)
Proceeds from notes payable	125,000	-

Net Cash from Financing Activities	651,542	1,642,621

Net Increase (Decrease) in Cash	(298,491)	54,000

Cash, Beginning of Year	439,474	317,630

Cash, End of Year	$140,983	$371,630

Supplemental Cash Flow Disclosure:

Cash Paid For:
Interest Expense	$446	$875
Income Taxes	-	-

Non Cash Financing Activities:
Common stock issued to extinguish debt	$433,559	$-

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2009 and June 30, 2009

Note 1: Summary of Significant Accounting Policies

DESCRIPTION OF BUSINESS, FINANCING AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Studio One Media, Inc., (the “Company” or “SOMD”) was originally organized in Delaware on May 12, 1988 as Dimensional Visions Group, Ltd. The name was changed on January 15, 1998 to Dimensional Visions Incorporated. On February 8, 2006, it changed its name to Elevation Media, Inc., and on March 28, 2006 the Company’s name was changed to Studio One Media, Inc., as part of its overall plan to implement its revised business plan.

In April 2006, the Company entered into an agreement to purchase Studio One Entertainment, Inc., a private Scottsdale, Arizona based company that designed and manufactured a proprietary (patents pending), self contained interactive audio/video recording and conferencing studio designed for installation in shopping malls and other high traffic public areas (the “Studio One Entertainment Agreement”).  MyStudio™ enables the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

On April 17, 2007, the Company announced that it had finalized the reverse merger of Studio One Entertainment, Inc., (SOEI) through an all-stock transaction. The purchase was pursuant to an agreement entered into by the companies dated March 29, 2006. The reverse merger included the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of Studio One Entertainment, Inc.   The substance of the transaction resulted in a reverse merger wherein SOEI became the accounting acquirer of SOMD.  Therefore, historical financial data reflects the operations and accumulated deficit of SOEI.  The transaction essentially is a recapitalization of SOEI. The reverse merger included all rights, title and interest to Studio One Entertainment's proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications.  Studio One Entertainment, Inc. continues to operate as a wholly owned subsidiary of Studio One Media, Inc. Accordingly, the financial statements present on a consolidated basis the operations of SOMD and SOEI.

During fiscal year 2009, the Company is no longer considered to be a development stage company, as a result of the commencement of its principle revenue activities in September 2008.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying Consolidated Balance Sheet as of September 30, 2009, the Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 31, 2009, our results of operations for the three months ended September 30, 2009 and 2008, and our cash flows for the three months ended September 30, 2009 and 2008. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending June 30, 2010. These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K filed on October 15, 2009.

GOING CONCERN

The Company has incurred losses since inception of $16,696,794 and has generated limited revenues which raise substantial doubt about its ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve revenues from its personal recording studio kiosk business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording studios.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2009 and June 30, 2009

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

The Company's revenues are generated from studio sessions, on-studio advertising and website advertising.  Revenues from the sale of studio sessions are be collected at the point of sale. The studio sessions are delivered simultaneously with the sale accordingly revenues are realized and recognized at the time of the transaction.

Barter Transactions - Barter revenue relates to recording session services provided by Studio One to business customers in exchange for products and services that Studio One would otherwise be required to buy for cash. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged.  Studio One applies APB 29, “Accounting for Non-Monetary Transactions”, the provisions of EITF 93-11, “Accounting for Barter Transactions Involving Barter Credits” and EITF 99-13 “Accounting for Advertising Barter Transactions” and, accordingly, recognizes barter revenues only to the extent that Studio One has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction.

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

Studio One had no barter revenues for the three months ended September 30, 2008.  Barter revenues for the three months ended September 30, 2009 is broken out by studio session income and advertising income.  Of the $18,700 of studio session income, $7,700 was cash and the remaining $11,000 was in barter.  The entire $10,643 of advertising revenue was in barter.

Studio One had no barter revenues for the fiscal year ended June 30, 2008.  Barter revenues totaled $78,379 for the fiscal year ended September 30, 2009.

 PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Studio One Media, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company operates on a June 30 fiscal year.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2009 and June 30, 2009

Note 1: Summary of Significant Accounting Policies (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. (SFAS 168 or ASC 105-10) SFAS 168 (ASC 105-10) establishes the codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the codification in this Report by providing references to the codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Note 2: Accounts Payable and Accrued Expenses

A summary of Accounts Payable and Accrued Expenses follows:

	September 30, 2009	June 30, 2009
Accounts Payable	$1,014,392	$1,232,807
Accrued Interest	33,302	38,344
Other Accrued Expenses	41,927	212,646
Total	$1,089,621	$1,483,797

 Note 3: Short-Term Borrowings

The Company entered into two additional notes during the three months ended September 30, 2009.  The Company signed a $50,000 note payable to a related party that bears 8% annual interest.  The Company also signed notes with unrelated parties totaling $25,000 bearing 8% annual interest.

 Note 4: Common Stock

During the three months ended September 30, 2009, the Company issued 1,053,084 common shares for $526,542 in cash and 394,508 shares of the Company’s common stock for consulting services rendered to the Company valued at $241,966.  The Company also issued 37,084 shares of common stock for warrants exercised for cash for a total of $18,542.

Note 5: Preferred Stock

During the three months ended September 30, 2009, the Company converted 175,000 share of Series A-1 preferred stock for 377,051 shares of common stock.  In addition, the Company repurchased 25,000 shares of Series A-1 preferred stock issuing in exchange, a promissory note in the amount of $50,000, bearing interest at 8% per annum.

Note 6: Subsequent Events

In accordance with FAS 165, management evaluated the subsequent events as of November 16, 2009.  The Company has not entered into any material subsequent events as of the date noted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months ended September 30, 2009 and 2008. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

In addition to historical information, this Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may relate to such matters as  the Company's (and its subsidiaries) business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  All statements herein contained in this Report, other than statements of historical fact, are forward-looking statements.

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “budget,” “budgeted,” “believe,” “will,” “intends,” “seeks,” “goals,” “forecast,” and similar words and expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.  We caution our readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in the forward looking statements, including those factors described under “Risk Factors” and elsewhere herein.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.  These risks and uncertainties, many of which are beyond our control, include:

•	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in the growth and growth rate of our operations, business, revenues, operating margins, costs, expenses, and acceptance of any products or services;

•	volatility of the stock market, particularly within the technology sector;

•	our future stock-based compensation charges;

•	our dilution related to all equity grants to employees;

•	that we will continue to make significant capital expenditure investments;

•	that we will continue to make investments and acquisitions;

•	the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	the increase of sales and marketing and general and administrative expenses in the future;

•	that growth in advertising revenues from our web sites and studios will be achievable and sustainable;

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business; and

•	general economic conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

FORWARD-LOOKING AND CAUTIONARY STATEMENTS- continued

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

Studio One is a Delaware publicly company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of September 30, 2009, there were 19,001,335 shares issued and outstanding.  Insiders and affiliates control approximately 41% of the issued and outstanding shares.  Since April 2006, the Company has raised approximately $9 million in the form of equity for purposes of research and development and the launch of MyStudio.

Commencement of Operations

Over the last six years, Studio One and its wholly-owned subsidiary, Studio One Entertainment, Inc., have been engaged in the research and development of proprietary, leading edge audio and video technologies for professional and consumer use. During the first quarter of fiscal year 2009, the Company transitioned from a Development Stage Company to an operating entity with the installation of its first MyStudio interactive audio and video recording studio in the Scottsdale Fashion Square mall in Scottsdale, Arizona on September 29, 2008. The Scottsdale studio has enjoyed high customer satisfaction, a high ratio of repeat customers and has operated with negligible downtime.  Despite launching and operating in the most difficult retail environment in decades, the Scottsdale studio generated $141,861 in sales and trade revenues during its first nine months of operations ended June 30, 2009, including an initial sixty day launch period which offered free or discounted recording sessions to attract customers and build brand awareness.

Quarterly Update

In August 2009, the Company launched its second MyStudio, which is located at 8560 W. Sunset Boulevard on the Sunset Strip in Los Angeles, California.  The location is one of the most prominent addresses in Hollywood, having served as the former headquarters for Playboy Enterprises and is currently home to some of the leading entertainment companies.   Since its opening in Los Angeles, the studio has been used to showcase MyStudio to music and entertainment executives and has generally not been open to the public.  The feedback from the entertainment industry has been very positive as they see the potential for numerous uses for the studio, and we expect to announce future strategic partnerships accordingly.  The Company expects to begin generating revenues from this studio in the second fiscal quarter of 2010.   Additionally, the Company expects to launch its third studio in the New York area in the second quarter of fiscal 2010.

Studio session results for the quarter were adversely affected by in-mall construction in the Scottsdale Fashion Square adjacent to our studio.  Since completion of the construction, mall traffic has increased on the side of the mall where the Scottsdale studio is located and a greater number of paid sessions have been achieved.  Revenues for the second fiscal quarter of 2010 should increase sequentially for Scottsdale, as well as incremental revenue generated from the Los Angeles studio once opened to the public.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Quarterly Update - continued

MyStudio.net has seen substantial website traffic increases during the quarter. MyStudio.net achieved over 2 million page views during one month within the first fiscal quarter of 2010.  We believe that such traffic is significant considering that a single studio was available to the public during the quarter.  Further, we expect web traffic to grow substantially as additional studios are launched. Such traffic further confirms our thesis that the web property has and is creating significant value for our shareholders.  The leading social media websites, such as Facebook, have created substantial valuations for themselves based on website advertising.  Our more diverse “bricks and clicks” business model allows our shareholders to benefit from multiple revenue streams, with the website being just one of the Company’s valuation drivers.

On November 15, 2009, the Company announced its groundbreaking strategic partnership with RealityWanted.com.  RealityWanted.com is the leading source for reality TV casting calls in the U.S.  The partnership will open opportunities for members of both companies to create audition videos for hundreds of top reality television shows.  Most reality TV applicants are missing one of the most critical components to being selected – the video. This partnership creates a turnkey reality TV casting platform to help complete the casting process. Users can easily supplement their RealityWanted.com profiles with a high-quality video that better conveys their talents and unique personality traits giving them a greater chance of being selected for a reality television show. As MyStudio offers over 1,000 high definition backgrounds, users can pick an environment to best suit their audition. The RealityWanted.com partnership complements our existing multi-year agreement with reality TV producer Mark Burnett Productions.  This is another example of the Company forming strategic partnerships to drive traffic to our studios and website.

Since June 2009, the Company has announced a number of contests which have driven traffic to the studio and increased brand awareness, including The Comedy Store, Project Ethos in conjunction with The House of Blues, and the Gotham Comedy Club. All of these events drive additional traffic to the studios.

Talent agents are using the MyStudio.net as a resource for identifying talent due to the high quality of the audio and video. Several artists have recently been discovered by talent agents since using MyStudio including:   Guy Lundy who was signed by R&B label Allmighty Entertainment and Diamond Hollaway who earned the chance to perform at the legendary Apollo Theater in New York where she won the youth competition from which hundreds of kids from across the country auditioned.  We believe that success stories like these will continue and provide additional traffic to MyStudio.

The Company recently announced its radio show, MyStudio Radio, which first aired on KWSS 106.7 FM on November 14, 2009. The radio show is designed to feature artists who have recorded videos at MyStudio and posted them online at MyStudio.net. This low-cost radio show is another example of a way management is providing additional opportunities for users of the studio to gain the recognition for their talents they are seeking. We believe that such radio and potential future television opportunities will drive additional traffic to the studios as artists discover the power of MyStudio’s “Step In, Stand Out” campaign.

In October 2009, the Company announced its revolutionary MyStudio Masters and Aftermasters products. The Company believes that its MyStudio Masters process for mastering audio makes music significantly louder, fuller and more exciting than traditionally mastered music. The MyStudio Mastering process achieves its sound without adding compression distortion or exceeding recording industry limits of digital zero. MyStudio Mastering technology is a proprietary, patent pending combination of hardware and software which was developed over the last four years by the MyStudio audio engineering team.  It can be applied on virtually all audio sources including, music, radio, television and film.

The MyStudio Mastering process can be used to create both a master from a master audio mix or to “AfterMaster®” existing music that has already been mastered. MyStudio AfterMastering allows any mastered audio to be remastered without the need to access the master mix. The business model includes the mastering and AfterMastering of both new music releases as well as catalog music. The Company believes that MyStudio Masters can be the technological impetus that can revitalize the music industry by providing consumers with a new leap in sound quality and added value.   Some music industry experts who have recently been introduced to our Mastering technologies have equated it with high definition television: this technology has the opportunity to do for music what HD has done for television.

The Company is in discussions with several major record labels to Master and Aftermaster new and existing catalog music.  The first commercial music release utilizing MyStudio’s Aftermaster technology was Janet Jackson’s new single, “Make Me,” produced by nationally recognized producer Rodney Jerkins.  This song was released by Universal Music and produced by nationally recognized record producer Rodney Jerkins.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Studio One introduced its first groundbreaking product on September 29, 2008 with the installation of its first MyStudio interactive audio and video recording studio in the Scottsdale Fashion Square mall in Scottsdale, Arizona.  A second studio was introduced in Los Angeles in August 2009 and currently resides in a showroom on Sunset Boulevard where it is being showcased for entertainment industry executives.  The LA studio is expected to be permanently relocated in a local mall at a future date.  The Company expects to install its third studio in the New York area in the second quarter of fiscal 2010.

Studio One’s MyStudio business model and website featuring user generated content (“UGC”) are highly differentiated from leading companies in the entertainment and Internet industries. MyStudio offers a unique “bricks and clicks” business model of cash-generating studios and Internet-based advertising revenues. Currently, all major video sharing and social networking websites receive little or no revenue from the creation of the UGC hosted on their websites, forcing them to rely almost exclusively on revenue from website advertisers. The MyStudio business model uniquely provides for revenues generated from both the creation of UGC by MyStudio customers and advertising. MyStudio revenue is derived from paid session revenue, on-studio monitor advertising and traditional website advertising.

In addition, the Company expects additional future revenue to be generated from its recently announced MyStudio Masters and Aftermasters products, as well as music sales and talent management arising from UGC on the MyStudio.net website. Subject to the availability and timing of capital, Studio One expects to install and operate many MyStudios both nationally and internationally.

The multiple revenue streams differentiate the Company from other social media sites that rely primarily on website advertising.

MyStudio® Recording Studios

Studio One has developed MyStudio, a self contained, state-of-the-art, high definition (“HD”) interactive audio/video recording studio designed for installation in shopping malls and other high traffic areas.

MyStudio offers consumers true professional recording studio-quality audio and HD broadcast-quality video with an ease, economy and convenience never before available to the public. MyStudio is designed for installation in malls and other high traffic pedestrian areas. MyStudio and its accompanying website, MyStudio.net, incorporate into a single entertainment venue some of the best elements of the world’s leading Internet and entertainment properties including video sharing, social networking and talent-related television programming. MyStudio eliminates the high cost and technological and logistical barriers inherent in the creation of high quality production and uploading of video content onto the Internet for both amateurs and professionals alike.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio® Recording Studios - continued

Finished videos are available within minutes for viewing at MyStudio.net upon completion of the recording. Videos are protected with a privacy pass-code, and uses can decide whether to make their videos available to the public. The MyStudio.net website offers users the opportunity to share videos and create member profile pages in a dynamic social networking environment. Users may also create links between MyStudio.net and other social networking sites or their own websites, such as their own small businesses. MyStudio.net members can enter contests, order free DVDs of their videos, download MP3 audio files (restrictions apply), access embedded codes or print high resolution photos from their video.

MyStudio has been used to create videos for music, modeling, comedy, dating, job resumes, auditions, and personal messages and greetings. Users can also enter their videos into industry-sponsored music, casting, modeling and comedy contests, such as the recently held Are You Smarter Than a Fifth Grader auditions. In addition, the Company has offered various themed holiday greetings, as well as greetings to U.S. troops overseas.

Current MyStudio locations include Scottsdale, Arizona and Los Angeles, California. The Company expects to install its next studio in the New York area in the second quarter of fiscal 2010.

MyStudio Business Strategy

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

The studios provide entertainment recruiters with an entirely new method for locating talent. Using MyStudio’s software casting applications, casting directors are able to review a standardized and efficient format for judging talent prospects. This contrasts with the inefficiencies of them receiving, loading and screening numerous formats of video (i.e., VHS and DVDs) for talent. Additionally, MyStudio allows prospective contestants the ability to perform their auditions on their own time and in unlimited quantities versus the current casting call standard of having only a few moments and a single opportunity in front of a casting agent.  Reality television producers understand that their shows are only as good as the talent. MyStudio will allow for a greater number of contestants to try-out for these shows which provides producers with a much deeper well of talent. MyStudio has the ability to set a new standard and create a new marketplace for sellers and buyers of talent.

The Company has announced a groundbreaking strategic partnership with RealityWanted.com.  RealityWanted.com is the leading source for reality TV casting calls in the U.S.  The partnership will open opportunities for members of both companies to create audition videos for hundreds of top reality television shows.  Most reality TV applicants are missing one of the most critical components to being selected – the video. This partnership creates a turnkey reality TV casting platform to help complete the casting process. Users can easily supplement their RealityWanted.com profiles with a high-quality video that better conveys their talents and unique personality traits giving them a greater chance of being selected for a reality television show. As MyStudio offers over 1,000 high definition backgrounds, users can pick an environment to best suit their audition. This is another example of the Company forming strategic partnerships to drive traffic to our studios and website.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio Business Strategy - continued

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

Expand the MyStudio Concept into New Vertical Industries.   The potential utilization of the recording studios extends well beyond the entertainment industry. The studios can facilitate efficiency, personalization and differentiation in many industries including professional recruitment and staffing, Internet dating, corporate training, online greeting cards and business promotion.  The Company expects to develop future partnerships for content and users with recruiting, dating and greeting card companies among others.

MyStudio Business Model

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

The Company’s management team believes that its success depends on the Company’s ability to raise additional capital, deploy multiple studios and create strategic partnerships that drive traffic to the studios.  The Company’s current two studios are insufficient to generate adequate revenues to achieve overall profitability for the Company.  By deploying multiple studios, the Company believes that it will be able to successfully implement its business plan, attract a greater number of strategic partnerships and achieve profitability.

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

The Company has over 1,000 HD backgrounds from which to select or users may provide their own backgrounds.   Additionally, MyStudio currently offers thousands of songs licensed from EMI Music Publishing for karaoke usage and expects to have additional licensing agreements in the future.  In many instances, users perform their own songs using their guitar, keyboard or other instruments, which may be plugged into the studios for a professionally sounding quality video.

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

MyStudio.net has seen substantial website traffic increases during the quarter. MyStudio.net achieved over 2 million page views during one month within the first fiscal quarter of 2010.  We believe that such traffic is significant considering that a single studio was available to the public during the quarter.  Further, we expect web traffic to grow substantially as additional studios are launched. Such traffic further confirms our thesis that the web property has and is creating significant value for our shareholders.  The leading social media websites, such as Facebook, have created substantial valuations for themselves based on website advertising.  Unlike a number of other social media and Internet companies, the Company is not solely dependent upon website advertising to generate revenues. Our more diverse “bricks and clicks” business model allows our shareholders to benefit from multiple revenue streams, with the website being just one of the Company’s valuation drivers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio Marketing and Promotion Strategy

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

The Company’s business plan calls for the establishment of regular events and contests to drive traffic to its studios; this assumption has been confirmed by a marked increase in studio traffic when contests and promotions have been offered.  Our comprehensive marketing and promotion strategy is designed to drive traffic through the studios which in turn drives traffic to the MyStudio.net website.  The Company is focused on forming strategic partnerships at the local, regional and national levels with talent seekers (the television, music, film, performing arts and modeling industries), the media (radio and television stations and printed media) and corporate sponsors who may seek access to the Company’s expanding user base.  The partnerships are designed to generate industry-sponsored music, modeling and talent contests to stimulate trial of and demand for the studios.

In December 2008, the Company finalized two important multi-year agreements with Mark Burnett Productions for reality TV casting and The GRAMMY Foundation to host auditions for various GRAMMY Foundation programs.  Studio One’s MyStudio recording studios and its accompanying website, MyStudio.net, have and are being used for auditions and promotions relating to several GRAMMY Foundation programs for young people including GRAMMY Camp® , GRAMMY® Signature Schools and the GRAMMY Jazz Ensembles.

Studio One’s agreement with Mark Burnett Productions provides for the use of MyStudio video recording studios to augment the casting of Mark Burnett television shows such as Are You Smarter Than a 5th Grader.   Mark Burnett Productions is a leading production company for primetime television, cable and the Internet, and has produced over 1,100 hours of television programming which regularly air in over 70 countries around the world.  The Company believes the agreement is a significant development in encouraging trial and utilization of MyStudio and creating national exposure for the Company.  The Company expects to enter into similar agreements with other television production companies in the future.

A number of high-profile organizations have hosted contests in the Scottsdale studio. The Company expects to continue to align itself and enter into partnerships with other high profile entertainment companies, so it can offer consumers an ongoing variety of contests to ensure steady studio traffic.

Licensed musical content is another facet in the Company’s marketing and promotional strategy.  In July 2008, the Company entered into a multi-year licensing agreement with EMI Music Publishing (“EMI”) which grants Studio One access to EMI’s extensive music catalog.  Notable EMI artists include Madonna, Stevie Wonder, Reba McEntire, Beyoncé, Kelly Clarkson, Alicia Keyes and Elvis Presley.  The agreement allows users to legally incorporate popular music from one of the world’s largest music publishers into their creative endeavors, synchronizing music, voice and video into a single format.  The Company believes this licensing agreement is unique in the user-generated content industry, and the Company plans to expand its music licensing activities in the future.

The Company is in discussion with several reality television companies about using the studios for casting.  These companies recognize the casting efficiencies from using MyStudio in terms of screening a greater number of candidates on an expedited basis to provide viewers with the best on-screen personalities possible.

Since June 2009, the Company has announced a number of contests which have driven traffic to the studio and increased brand awareness, including The Comedy Store, Project Ethos in conjunction with The House of Blues, and the Gotham Comedy Club.

Talent agents are using the MyStudio.net as a resource for identifying talent due to the high quality of the audio and video. Several artists have recently been discovered by talent agents since using MyStudio including:   Guy Lundy who was signed by R&B label Allmighty Entertainment and Diamond Hollaway who earned the chance to perform at the legendary Apollo Theater in New York where she won the youth competition from which hundreds of kids from across the country auditioned.  We believe that success stories like these will continue and provide additional traffic to MyStudio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio Marketing and Promotion Strategy - continued

The Company recently announced its radio show, MyStudio Radio, which first aired on KWSS 106.7 FM on November 14, 2009. The radio show is designed to feature artists who have recorded videos at MyStudio and posted them online at MyStudio.net. This low-cost radio show is another example of a way management is providing additional opportunities for users of the studio to gain the recognition for their talents they are seeking. We believe that such radio and potential future television opportunities will drive additional traffic to the studios as artists discover the power of MyStudio’s “Step In, Stand Out” campaign.

On November 15, 2009, the Company announced its groundbreaking strategic partnership with RealityWanted.com.  RealityWanted.com is the leading source for reality TV casting calls in the U.S.  The partnership will open opportunities for members of both companies to create audition videos for hundreds of top reality television shows.  This partnership creates a turnkey reality TV casting platform to help complete the casting process. This is another example of the Company forming strategic partnerships to drive traffic to our studios and website.

The Company continues to aggressively solicit additional reality TV, music, modeling and comedy audition opportunities and expects to make additional partnership announcements in the future.

MyStudio Audio Labs, Inc. and MyStudio Masters®

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

The MyStudio Mastering process can be used to create both a master from a master audio mix or to “AfterMaster®” existing music that has already been mastered. MyStudio AfterMastering allows any mastered audio to be remastered without the need to access the master mix. The business model includes the mastering and AfterMastering of both new music releases as well as catalog music. The Company believes that MyStudio Masters can be the technological impetus that can revitalize the music industry by providing consumers with a new leap in sound quality and added value.   Some music industry experts who have recently been introduced to our Mastering technologies have equated it with high definition television: this technology has the opportunity to do for music what HD has done for television.

The Company is in discussions with several major record labels to Master and Aftermaster new and existing catalog music.   The first commercial music release utilizing MyStudio’s Aftermaster technology was Janet Jackson’s new single, “Make Me.”  This song was released by Universal Music and produced by nationally recognized record producer Rodney Jerkins.

Manufacturing

The studios are currently outsourced for manufacture to an Arizona-based manufacturing company. The Company plans to take delivery of two additional MyStudio structures for installation in strategic locations before calendar year-end for a total of five MyStudios expected to be operating by the end of the first quarter in calendar 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Employees

As of the end of our fiscal quarter on September 30, 2009, we employed seventeen full-time employees consisting of three executives, nine technical/engineering persons, one manufacturing engineer, one accountant, one clerical/administrative person, and one talent coordinator.  We also employed four part-time employees as attendants at the MyStudio recording studio.  During the quarter ended September 30, 2009, we added a senior vice president of corporate development.  We expect to hire additional employees in the next year to handle anticipated growth.

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

The Company leases space at Scottsdale Fashion Square for its MyStudio recording studio pursuant to a two-year lease.   The Company also leases space at 8650 West Sunset Boulevard, Los Angeles, California for its MyStudio recording studio pursuant to a short-term lease.  The monthly rent for the space in both locations is at a market rate commensurate with other kiosk operations.

As the Company expands, it will continue to secure space for its recording studios at various venues and locations around the country and abroad.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended
	Sept. 30, 2009	Sept. 30, 2008

Revenues	$29,343	-0-

The Company generated revenues of $29,343 for the first fiscal quarter ended September 30, 2009, of which $18,700 was derived from session revenues and $10,643 was generated from on-studio and website advertising.  All of the above revenues were earned from the Scottsdale studio.

Studio session results for the quarter were adversely affected by in-mall construction in the Scottsdale Fashion Square adjacent to our studio.  Since completion of the construction, mall traffic has increased on the side of the mall where the Scottsdale studio is located and a greater number of paid sessions have been achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

While the Hollywood studio opened in August 2009, that studio was generally not open to the public during the quarter but was instead used to showcase MyStudio to the music and entertainment industry in Los Angeles. The Company expects to begin generating revenues from this studio in the second fiscal quarter of 2010.

Revenues for the second fiscal quarter of 2010 should increase sequentially for Scottsdale, as well as incremental revenue generated from the Los Angeles studio once opened to the public.

The Company launched its first studio on September 29, 2008.  The Company began generating revenues during in October 2008, hence there were no revenues in the first quarter of fiscal 2009.

 The Company’s business model currently generates revenues from three primary sources:

•	Paid user fees from customers who utilize the studios to create an audio/video recording;
•	Advertising revenue from the external monitors located on each MyStudio facility; and
•	Advertising revenue from its website.

The revenues from each of the first two of these sources is expected to increase proportionally to the number of studios we place in operation.   The revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers.

Cost of Sales

	Three Months Ended
	Sept. 30,	Sept. 30,
	2009	2008

Cost of Sales	$41,255	$-0-

Cost of sales, excluding depreciation and amortization, totaled $41,255 for the quarter ended September 30, 2009.  Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity. The Company launched its first studio on September 29, 2008.  The Company began generating revenues during in October 2008, hence there were no cost of sales in the first quarter of fiscal 2009.

Research and Development Expenses

	Three Months Ended
	Sept. 30,	Sept. 30,
	2009	2008

Research and Development Expenses	$9,857	$368,268

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

Studio One completed the research and development of MyStudio in the first quarter of 2008, which is responsible for the significant decrease of $358,411 in the research and development expenses.  The Company continues to make additional investments in research and development to further enhance the customer experience for both the studios and website.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

Other Costs and Expenses

	Three Months Ended
	Sept. 30,	Sept. 30,
	2009	2008

Advertising Expense	$77,907	$186,247
Depreciation Expense	38,422	10,509
Professional Fees	966,642	913,387
General and Administrative Expenses	349,078	534,972

	$1,432,049	$1,645,115

Other costs and expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology, consulting and outsourcing services.

Total other costs and expenses decreased in the three-month period ended September 30, 2009 by $213,066 compared to the three months ended September 30, 2008 due to the completion of the studio. The increase in professional fees is primarily attributable to non-cash expenses from shares valued at $241,966 issued to various employees and consultants for services rendered and for options warrants to employees and consultants for services during the period valued at $502,403.  Due to the Company’s cash position, it uses its stock as currency to pay many employees, vendors and consultants.  Once the Company has raised additional capital from outside sources, as well as generated cash flows from operations, it expects to reduce the use of stock as a primary means of compensation. We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under FASB ASC 718 (SFAS 123R), consistent with that used for pro-forma disclosures under (FASB ASC 718 (SFAS No. 123), Accounting for Stock-Based Compensation.

Net Income/(Loss)

	Three Months Ended
	Sept. 30,	Sept. 30,
	2009	2008

Net Loss	$(1,459,672)	$(2,005,532)

The net loss for the three months ended September 30, 2009 decreased by $545,860 as compared to the three months ended September 30, 2008.    The increase in the net loss is primarily related to completion of the development of the kiosk.

NET OPERATING LOSSES

We have accumulated approximately $15,237,122 of federal net operating loss carry forwards as of June 30, 2009, which expire in various years through 2029.  In addition, the Company has state carry forwards of approximately $14,931,000.   which the Company believes may be offset against future taxable income through 2029.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2009 or the three months ended September 30, 2009 and 2008, because the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $29,343 during the three months ended September 30, 2009 as compared to no revenues in the comparable quarter of 2008.  The Company has incurred losses since inception of $16,696,794.  At September 30, 2009, the Company has a working capital deficit of $1,282,712, which is a decrease of $409,783 from June 30, 2009.  The decrease in the working capital deficit was primarily due to lower accounts payable, as well as the conversion of a note payable to related party to common stock of the Company.  The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations.  Management’s plan to address these issues includes a continued exercise of tight cost controls to conserve cash and obtaining additional debt and/or equity financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

In addition, the Company will require substantial additional funds to continue production and installation of the additional studios and to fully implement its marketing plans.

The Company’s management team believes that its success depends on the Company’s ability to raise additional capital, deploy multiple studios and create strategic partnerships that drive traffic to the studios.  The Company’s current two studios are insufficient to generate adequate revenues to achieve overall profitability for the Company.  By deploying multiple studios, the Company believes that it will be able to successfully implement its business plan, attract a greater number of strategic partnerships and achieve profitability.

As of September 30, 2009, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital be generated from the sale of common stock, the sale of preferred stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 4T.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

ITEM 4T.  CONTROLS AND PROCEDURES - continued

(a)	Evaluation of disclosure controls and procedures - continued

Total other costs and expenses decreased in the three-month period ended September 30, 2009 by $213,066 compared to the three months ended September 30, 2008 due to the completion of the studio. The increase in professional fees is primarily attributable to non-cash expenses from shares valued at $241,966 issued to various employees and consultants for services rendered and for options warrants to employees and consultants for services during the period valued at $502,403.  Due to the Company’s cash position, it uses its stock as currency to pay many employees, vendors and consultants.  Once the Company has raised additional capital from outside sources, as well as generated cash flows from operations, it expects to reduce the use of stock as a primary means of compensation. We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under FASB ASC 718 (SFAS 123R), consistent with that used for pro-forma disclosures under (FASB ASC 718 (SFAS No. 123), Accounting for Stock-Based Compensation.

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

(b)	Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Management used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of September 30, 2009, the Company had a deficiency in internal controls that constituted a material weakness in internal controls. Due to this material weaknesses, management concluded that internal controls over financial reporting as of September 30, 2009 were ineffective, based on COSO’s framework.

This deficiency is attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  This control deficiency will be monitored and attention will be given to the matter as the Company begins operations as an active business entity. Management has concluded that this control deficiency constituted a material weakness that continued throughout fiscal year 2009.  In order to mitigate this risk, the Company has contracted with consultants with expertise in US GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

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

ITEM 1A - RISK FACTORS

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

The Company opened its first studio in Scottsdale Fashion Square, Scottsdale, Arizona, on September 29, 2008, and intends to place its studios in malls across America, as well as expand into other high traffic locations, theme parks, airport terminals and theaters – both domestically and internationally.  Ultimately, Studio One intends to be a one-stop accessible facility that acts as a link between aspiring entertainers and the acting, fashion and music industries.  Revenues for the Company are expected to be generated by both services provided by the studio, such as session revenues, as well as through on-studio and website advertising.

The Company has a history of losses and will likely realize future losses.  MyStudio has limited operations and is currently generating modest revenues.

The Company is dependent upon its management, certain shareholders and investors for its fundraising.  The Company expects additional operating losses will occur until revenue is sufficient to offset the level of costs to be incurred for marketing, sales, general and administrative and product and services development.  The Company is subject to all of the risks inherent in establishing an early stage business enterprise.  Since the Company has limited operations, there can be no assurance that its business plan will be successful.  The potential for success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered with an early stage business and the competitive environment in which the Company will operate.  A prospective investor should be aware that if the Company is not successful in achieving its goals and achieving profitability, any money invested in the Company will likely be lost.  The Company’s management team believes that its potential near-term success depends on the Company’s success in raising additional capital, deploying studios and creating strategic partnerships that drive traffic to the studios.

As an early stage company we are particularly susceptible to the risks and uncertainties described herein and we will be more likely to incur the expenses associated with addressing them.  Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development.  These risks are particularly severe among companies in new markets, such as those markets in which we expect we will operate.  Accordingly, shareholders will bear the risk of loss of their entire investment in the Company’s shares.

ITEM 1A - RISK FACTORS - continued

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

The Company requires substantial capital to manufacture its recording studios.  Although the Company intends to engage in subsequent debt and/or equity offerings of its securities to raise additional working capital for operations and studio manufacturing, the Company has no firm commitments for any additional funding, either debt or equity, at the present time.  Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company's business, financial condition and results of operations.  There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

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

The Company’s web property competes in a growing social media market with companies like Facebook, YouTube and MySpace .  The Company believes its HD-quality, user-generated content is unique and may allow it to differentiate itself from other social media companies.

ITEM 1A - RISK FACTORS - continued

Performance - Market Acceptance.

The quality of the Company’s products, services, its marketing and sales ability, and the quality and abilities of its personnel are among the operational keys to the Company’s success.  The Company is heavily dependent upon successfully completing its product development, gaining market acceptance and subsequently recruiting and training a successful sales and marketing force.  There can be no assurance that, even if the Company successfully completes its product development initiatives, it will be successful in attracting, training or retaining the key personnel required to execute the business plan.  Also, there can be no assurance that the Company can complete development of new technology so that other companies possessing greater resources will not surpass it.  There can be no assurance that the Company can achieve its planned levels of performance.  If the Company is unsuccessful in these areas, it could have a material adverse effect on the Company’s business, results of operations, financial condition and forecasted financial results.  The entertainment industry may resist the Company’s business plan and refuse to participate in contests and other sponsorship events.  In that case the Company would be forced to fund and sponsor its own contests which would affect operating capital, liquidity and revenues.

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright, trademark and patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally.  Studio One Entertainment, Inc. has filed 24 patent applications relating to MyStudio and related technologies and processes, and while the Company believes the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued.  If circumstances make it impossible to try to adequately protect our intellectual property that intellectual property could be used by others without our consent and there could be material adverse consequences to the Company.  We have filed eight trademark applications and have received Notices of Allowance on four of those applications.  Effective protection may not be available for our service marks.  Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks.  Our competitors, if any exist, or others may adopt product or service names similar to those used by the Company, thereby impeding our ability to build brand identity and possibly leading to client confusion.  If circumstances make it impossible to adequately protect the name and brand that result could seriously harm our business.

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

ITEM 1A - RISK FACTORS - continued

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

Dependency on Key Suppliers and Product Availability.

Loss of key suppliers, lack of product availability or loss of delivery sources could delay product development, manufacturing and decrease sales and earnings.  Our ability to manufacture is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply agreements with our suppliers, these agreements are generally terminable by either party on limited notice.  The loss of, or a substantial decrease in the availability of, products from certain of our suppliers, or the loss of key supplier agreements, could have a material adverse effect on our business, results of operations and financial condition.  In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control.

Dependency on Long Supply Chains.

In some cases we are dependent on long supply chains, which may subject us to interruptions in the supply of many of the products used in the manufacture of MyStudios.   The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products.  Factors such as labor disputes, changes in tariff or import policies, severe weather or terrorist attacks or armed hostilities may disrupt these supply chains.  A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and have a material adverse effect on our business, results of operations and financial condition.

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

Terms of Subsequent Financings.

Terms of subsequent financings may adversely impact your investment.  We will engage in common equity, debt and/or preferred stock financings in the future.  Your rights and the value of your investment in common stock could be reduced.  Interest on debt securities could increase costs and negatively impacts operating results.  Shares of our preferred stock may be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital.  The terms of preferred stock could be more advantageous to those investors than to the holders of common stock.  In addition, if we need to raise more equity capital from the sale of common or preferred stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment.  Shares of common stock which we sell could be sold into the market, which could adversely affect market price.

ITEM 1A - RISK FACTORS - continued

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

Effect of Fluctuations in Operations on the Price of Common Stock.

Our future operating results may fluctuate and cause the price of our common stock to decline, which could result in substantial losses for investors.   Our limited operating history makes it difficult to predict accurately our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control.  If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:

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

ITEM 1A - RISK FACTORS - continued

Dilution; Dilutive Effect of Future Transactions.

As of September 30, 2009, the Company had 19,001,335 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,500,000 shares of common stock pursuant to its 2009 Stock Incentive Plan approved by the Board on June 10, 2009, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also had 574,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 114,814 shares of common stock.  In addition, the Company had warrants outstanding that would permit, if exercised, the issuance of 4,300,460 additional shares of common stock at an average exercise price of $2.14 and options to various employees and consultants granting the right to purchase 437,529 shares at an average price of $0.56.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

Future equity transactions, including exercise of options or warrants, could result in dilution.  From time to time, we sell restricted stock, warrants, and convertible debt to investors in other private placements.  Because the stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes can be at or even lower than market prices.  These transactions cause dilution to existing stockholders.  Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to the market price.  Exercises of options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved but this dilution could be significant.

Restrictions on Transfer - No Public Market for Preferred Shares or Restricted Common Shares.

The shares of common stock of the Company are traded on the Over-The-Counter Bulletin Board System (OTCBB) under the ticker symbol SOMD.  However, for shares that have been issued and are restricted pursuant to SEC Rule 144 of the Securities Act of 1933 (the “Act”) there is presently no public or private market for such shares.  Such shares may only be offered or sold pursuant to registration under or an exemption from the Act and have not been registered under the Act, as amended, or any State securities laws and are issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

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

ITEM 1A - RISK FACTORS - continued

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

Effects of Amortization Charges/Stock Based Compensation

Our losses will be increased, or our earnings, if we have them in the future, will be reduced, by charges associated if the Company issues options and/or warrants.  We have adopted a stock incentive plan for the benefit of our directors, officers, employees and consultants.  The total unearned stock-based compensation will be amortized as a stock-based compensation expense in our consolidated financial statements over the vesting period of the applicable options or shares, generally two to ten years in the case of options granted to employees, officers and directors and two years in the case of options and warrants granted to non-employee directors, consultants and third parties.  These types of charges may increase in the future.  The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

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

ITEM 1A - RISK FACTORS- continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 19,001,335 post-reverse shares of common stock outstanding. In addition, the Company has 574,044 shares of preferred stock issued and outstanding as of September 30, 2009.  The preferred shares are convertible into 114,814 shares of restricted common stock.

(b)
During the three months ended September 30, 2009, the Company accepted subscriptions for 1,016,000 shares of unregistered restricted shares of common stock at an average price per share of $0.50 for a total of $508,000 and agreed to issue 412,500 shares pursuant to warrants granted in connection with such placements.  Generally, the warrants may be exercised at any time within a one to two-year period beginning on the date of the respective investments at an average exercise price of $0.50.  The Company also agreed to issue 1,087,000 shares pursuant to warrants granted to various employees and consultants, which may be exercised at varying times ranging from two to ten years at an average exercise price of $0.52 per share.  In addition, the Company issued 377,051 shares in conversion of preferred shares and 759,245 shares in conversion of debt valued at $433,559.   During the three months ended September 30, 2009, warrantholders exercised various warrants for 37,084 shares for a total of $18,542, an average of $0.50 per share.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sale of the unregistered restricted common stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.

(c)
During the three months ended September 30, 2009, the Company also issued 394,508 shares of the Company’s common stock for consulting, legal and other services rendered to the Company valued at $241,966.  We believe the issuance of the shares listed in this Item 2(a) are exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and reports filed under the Securities Exchange Act of 1934. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

(d)
In June 2009, the Company adopted the 2009 Long-Term Incentive Plan intended to aid the Company in attracting and retaining key employees and consultants, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.   As of September 30, 2009, the Company had granted options under this Plan to fourteen eligible participants to purchase, in the aggregate, 466,000 shares of the Company’s common stock.  The exercise period for each of the grants ranges from two to three years from the date of grant and the average exercise price in each instance is $0.56.  One individual has exercised her rights under the option grant and the Company issued 28,571 shares for an exercise price of $10,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On May 6, 2004, the Registrant (f/k/a Dimensional Visions Incorporated) filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 19,001,335 post-reverse shares outstanding.

(b)
On April 17, 2007, the Company announced that it had finalized the purchase of Studio One Entertainment, Inc., through an all-stock transaction. The purchase was pursuant to an agreement entered into by the companies dated March 29, 2006. The purchase included the exchange of 7,000,000 restricted common shares of Studio One Media, Inc., for 100% of the issued and outstanding shares of Studio One Entertainment, Inc. The purchase includes all right, title and interest to Studio One Entertainment’s proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications. Studio One Entertainment, Inc., operates as a wholly owned subsidiary of Studio One Media, Inc. The transaction was approved by consent of a majority of the shareholders of Studio One Media, Inc. and Studio One Entertainment, Inc.

(c)	During the three months ended September 30, 2009, no matters were submitted to the shareholders for a vote.

ITEM 5. OTHER INFORMATION

Shell Company Status

Studio One Media, Inc. (the “Company”) ceased being a shell company on April 17, 2007, when it finalized the purchase of Studio One Entertainment, Inc. Form 10-KSB filed by the Company for the year ended June 30, 2007, and the Company’s Form 10-QSB for the quarterly periods ended September 30, 2008 and December 31, 2007, incorrectly indicated that the Company remained a shell company after April 17, 2007.

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

Change of Independent Accountants

On August 11, 2009, the Board of Directors of the Registrant dismissed Moore & Associates Chartered (“Moore”), its independent registered public accounting firm.  On the same date, August 11, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant’s new independent registered public accounting firm. The Board of Directors of the Registrant and the Registrant’s Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor.

ITEM 5. OTHER INFORMATION - continued

Change of Independent Accountants - continued

On August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.  Notice of such revocation was received by the Registrant on September 7, 2009, from the Securities and Exchange Commission (“SEC”).  Prior to receipt of such notice, the Registrant had no knowledge of any issues involving Moore and the PCAOB or the SEC.

On September 11, 2009, the Registrant dismissed Seale and Beers, LLC, as its independent registered public accounting firm, and engaged Mantyla McReynolds, LLC, an Independent Member of the BDO Seidman Alliance.  The Board of Directors of the Registrant approved of the dismissal of Seale and Beers and the engagement of Mantyla McReynolds as its independent auditor.  During the period prior to the engagement of Mantyla McReynolds, neither the Registrant nor anyone on its behalf consulted Mantyla McReynolds regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Registrant’s financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, Mantyla McReynolds has not provided written or oral advice to the Registrant that was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issues.

Subsequent Events:

On November 7, 2009, the Company notified all warrantholders who have obtained their warrants through private placement offerings with Studio One of the opportunity to exercise their respective warrants to purchase common stock of Studio One at an exercise price of $0.75 per share, subject to certain terms.  This offer was made to provide Studio One with additional working capital to continue its plans to place additional studios in strategic locations.

This offer will terminate on November 20, 2009.  The offer has been limited to existing Studio One warrantholders only and does not in any manner otherwise amend the terms of their respective warrants. Unless exercised under the current terms of this offer, the terms of the warrants will remain unchanged.

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

STUDIO ONE MEDIA, INC.

Date: November 16, 2009	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: November 16, 2009	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Secretary

STUDIO ONE MEDIA, INC.

Date: November 16, 2009	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer