Form 10-Q/A
period 2009-09-30
STUDIO ONE MEDIA, INC.
filed 2010-01-26
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A
1st Amended

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

ITEM 4T.  CONTROLS AND PROCEDURES - continued

(a)	Evaluation of disclosure controls and procedures - continued

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations’ (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2009, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

STUDIO ONE MEDIA, INC.

Date: January 26, 2010	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: January 26, 2010	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Secretary

STUDIO ONE MEDIA, INC.

Date: January 26, 2010	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer