Form 10-Q
period 2009-12-31
STUDIO ONE MEDIA, INC.
filed 2010-02-16
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

☐Yes     ☒ No

At December 31, 2009, the number of shares outstanding of common stock, $0.001 par value, was 20,980,834 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)

ASSETS
Current Assets
Cash	$137,867	$439,474
Prepaid Expenses	60,885	57,513

Total Current Assets	198,752	496,987

Property and Equipment, net	495,905	421,980
Property and Equipment, yet to be placed in service	528,926	631,169

Other Assets
Notes Receivable	177,228	177,228
Accrued Interest Receivable	81,872	73,811
Deposits	78,854	76,400
Intangible Assets, net	340,955	107,314

Total Other Assets	678,909	434,753

Total Assets	$1,902,492	$1,984,889

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$1,180,053	$1,483,797
Notes Payable - Related Party	50,000	268,788
Notes Payable	157,065	436,897

Total Current Liabilities	1,387,118	2,189,482

Long-Term Liabilities	-	-

Total Liabilities	1,387,118	2,189,482

Stockholders' Equity (Deficit)
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and outsanding are 670,473 and 774,044 at December 31,
2009, and June 30, 2009, respectively	670	774
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 20,980,834 and 16,417,447 shares at
December 31, 2009, and June 30, 2009, respectively	20,980	16,417
Additional Paid in Capital	18,277,181	15,039,491
Common Shares to be Issued	243,737	24,000
Common Stock Issued in Advance of Services	(86,575)	(48,153)
Accumulated Deficit	(17,940,619)	(15,237,122)

Total Stockholders' Equity (Deficit)	515,374	(204,593)

Total Liabilities and Stockholders' Equity (Deficit)	$1,902,492	$1,984,889

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(Unaudited)	(Restated)	(Unaudited)	(Restated)
Revenues
Session Revenues	$26,385	$16,439	$45,085	$16,439
Advertising Revenues	10,643	10,956	21,286	10,956

Total Revenues	37,028	27,395	66,371	27,395

COSTS AND EXPENSES
Costs of Sales (Exclusive of Depreciation and Amortization)	39,973	47,783	81,228	47,783
Cost of Barter Exchanges	24,643	14,131	46,286	21,881
Advertising Expenses	16,470	29,342	108,377	218,764
Depreciation and Amortization Expenses	45,987	-	84,409	10,509
Professional Fees	623,708	1,510,579	1,590,350	2,423,966
Research and Development	9,817	80,609	19,674	448,877
General and Administrative Expenses	472,336	466,112	832,057	1,012,040

Total Costs and Expenses	1,232,934	2,148,556	2,762,381	4,183,820

Loss from Operations	(1,195,906)	(2,121,161)	(2,696,010)	(4,156,425)

Other Income (Expense)
Interest Expense	(5,372)	(18,589)	(15,548)	(19,464)
Interest Income	3,739	5,811	8,061	14,537

Total Other Income (Expense)	(1,633)	(12,778)	(7,487)	(4,927)

Loss before Income Taxes	(1,197,539)	(2,133,939)	(2,703,497)	(4,161,352)
Income Tax Expense	-	-	-	-

NET LOSS	$(1,197,539)	$(2,133,939)	$(2,703,497)	$(4,161,352)

Basic and Diluted Loss Per Share of Common Stock	$(0.06)	$(0.15)	$(0.15)	$(0.30)

Weighted Average Number of Shares Outstanding	19,616,270	14,190,417	18,475,203	13,839,083

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

							Common
							Stock		Total
					Additional	Common	Issued		Stockholders'
	Preferred Stock		Common Stock		Paid In	Shares	in Advance	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	to be Issued	for Services	Deficit	(Deficit)

Balance, June 30, 2008	524,044	$524	13,212,398	$13,212	$9,473,679	$221,000	$(337,052)	$(8,637,756)	$733,607

Common shares issued for services	-	-	1,142,935	1,143	1,707,779	-	-	-	1,708,922
Common shares issued for cash	-	-	1,505,478	1,505	2,059,569	(197,000)	-	-	1,864,074
Warrants exercised for cash	-	-	349,335	349	363,068	-	-	-	363,417
Common shares issued in conversion
of preferred shares	(25,000)	(25)	50,000	50	(25)	-	-	-	-
Common shares issued in conversion
of debt	-	-	52,733	53	26,314	-	-	-	26,367
Common shares issued as collateral
for promissory note	-	-	100,000	100	69,900	-	-	-	70,000
Adjustment to account for
fractional shares	-	-	4,568	5	(5)	-	-	-	-
Preferred shares issued for cash	275,000	275	-	-	549,725	-	-	-	550,000
Fair value of warrants granted	-	-	-	-	789,487	-	-	-	789,487
Amortization of stock issued in
advance for services	-	-	-	-	-	-	288,899	-	288,899
Net Loss for the Year Ended
June 30, 2009	-	-	-	-	-	-	-	(6,599,366)	(6,599,366)

Balance, June 30, 2009	774,044	774	16,417,447	16,417	15,039,491	24,000	(48,153)	(15,237,122)	(204,593)
Common shares issued in conversion
of preferred shares (unaudited)	(200,000)	(200)	377,051	377	(36,652)	-	-	-	(36,475)
Common shares issued for assets
(unaudited)	-	-	250,000	250	249,750	-	-	-	250,000
Common shares issued for services
(unaudited)	-	-	751,693	752	569,977	-	-	-	570,729
Common shares issued for cash
(unaudited)	-	-	1,721,000	1,720	853,780	-	-	-	855,500
Warrants exercised for cash
(unaudited)	-	-	238,084	238	162,804	-	-	-	163,042
Common shares issued in conversion
of debt (unaudited)	-	-	1,125,559	1,126	665,686	-	-	-	666,812
Fair value of warrants granted
(unaudited)	-	-	-	-	605,041	-	-	-	605,041
Common shares to be issued
(unaudited)	-	-	-	-	-	219,737	-	-	219,737
Amortization of stock issued in
advance for services (unaudited)	-	-	-	-	-	-	61,578	-	61,578
Common shares issued in advance for
services (unaudited)	-	-	100,000	100	99,900	-	(100,000)	-	-
Preferred shares issued for cash
(unaudited)	96,429	96	-	-	67,404	-	-	-	67,500
Net Loss for the Six Months
Ended December 31, 2009 (unaudited)	-	-	-	-	-	-	-	(2,703,497)	(2,703,497)

Balance, December 31, 2009 (unaudited)	670,473	$670	20,980,834	$20,980	$18,277,181	$243,737	$(86,575)	$(17,940,619)	$515,374

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2009	2008
		(Restated)
Cash Flows from Operating Activities

Net Loss	$(2,703,497)	$(4,161,352)
Adjustments to reconcile to cash from
operating activities:
Depreciation and amortization	84,409	21,018
Common stock issued for services	885,297	1,238,963
Fair value of warrants granted	605,041	568,596
Gain on conversion of preferred shares	(36,475)	-
Loss on conversion of debt	9,939	-
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(8,061)	(14,537)
Prepaid expenses	(3,372)	(57,762)
Deposits	(2,454)	10,000
Accounts payable and accrued expenses	(303,744)	532,077

Net Cash Used in Operating Activities	(1,472,917)	(1,862,997)

Cash Flows from Investing Activities

Purchase of Other Assets	-	(32,890)
Notes Receivable	-	354
Purchase of property and equipment	(39,732)	(650,943)

Net Cash Used in Investing Activities	(39,732)	(683,479)

Cash Flows from Financing Activities

Issuance of common stock	855,500	1,875,000
Issuance of preferred stock	67,500	325,000
Warrants exercised for cash	163,042	-
Repayment of notes payable	-	(29,847)
Proceeds from notes payable	125,000	179,307

Net Cash from Financing Activities	1,211,042	2,349,460

Net Increase (Decrease) in Cash	(301,607)	(196,916)

Cash, Beginning of Year	439,474	392,450

Cash, End of Year	$137,867	$195,534

Supplemental Cash Flow Disclosure:

Cash Paid For:
Interest Expense	$696	$1,389
Income Taxes	-	-

Non Cash Financing Activities:
Common stock issued for intangible assets	$250,000	$-
Common stock issued to extinguish debt	$666,812	$-

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2009 and June 30, 2009

Note 1: Summary of Significant Accounting Policies

DESCRIPTION OF BUSINESS, FINANCING AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Studio One Media, Inc., (the “Company”, “Studio One” or “SOMD”) was originally organized in Delaware on May 12, 1988 as Dimensional Visions Group, Ltd. The name was changed on January 15, 1998 to Dimensional Visions Incorporated. On February 8, 2006, it changed its name to Elevation Media, Inc., and on March 28, 2006 the Company’s name was changed to Studio One Media, Inc. as part of its overall plan to implement its revised business plan.

In April 2006, the Company entered into an agreement to purchase Studio One Entertainment, Inc., a privately-held Scottsdale, Arizona-based company that designed and manufactured a proprietary (patents pending), self-contained interactive audio/video recording studio designed for installation in shopping malls and other high traffic areas (the “Studio One Entertainment Agreement”).  MyStudio® enables the public, for a fee, to record their video and audio images in a state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

On April 17, 2007, the Company announced that it had finalized the reverse merger of Studio One Entertainment, Inc. (“SOEI”) through an all-stock transaction. The purchase was pursuant to an agreement entered into by the companies dated March 29, 2006. The reverse merger included the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of Studio One Entertainment, Inc.   The substance of the transaction resulted in a reverse merger wherein SOEI became the accounting acquirer of SOMD.  Therefore, historical financial data reflects the operations and accumulated deficit of SOEI.  The transaction essentially is a recapitalization of SOEI. The reverse merger included all rights, title and interest to Studio One Entertainment’s proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications.  Studio One Entertainment, Inc. continues to operate as a wholly-owned subsidiary of Studio One Media, Inc.  Accordingly, the financial statements present on a consolidated basis the operations of SOMD and SOEI.

The Company is no longer considered to be a development stage company, as a result of the commencement of its principle revenue activities beginning in September 2008.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying Consolidated Balance Sheet as of December 31, 2009, the Consolidated Statements of Operations for the three and six months ended December 31, 2009 and 2008, the Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended December 31, 2009, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of December 31, 2009, our results of operations for the three and six months ended December 31, 2009 and 2008, and our cash flows for the six months ended December 31, 2009 and 2008. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the year ending June 30, 2010. These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed on October 15, 2009.

GOING CONCERN

The Company has incurred losses since inception of $17,855,368 and has generated limited revenues which raise substantial doubt about its ability to continue as a going concern. The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve substantial revenues from the MyStudio business. Management’s plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service additional MyStudios.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2009 and June 30, 2009

Note 1: Summary of Significant Accounting Policies - continued

REVENUE RECOGNITION

The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company’s revenues are generated from studio sessions, on-studio advertising and website advertising.  The Company collects money from studio users via online prepaid sessions or at the time of performance at the studios.  Activation and gift cards are valid for 180 days from the date of purchase. The Company defers recognition of such revenues until the session is performed or upon expiration, whichever comes first. In addition, the Company sells advertising on the exterior monitors on each individual recording studio and the MyStudio.net website.

Barter Transactions - Barter revenue relates to recording session services provided by the Company to business customers in exchange for products and services that the Company would otherwise be required to buy for cash.  Barter expenses reflect the offsetting  expense to the barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged.  The Company recognizes barter revenues only to the extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2009 and June 30, 2009

Note 1: Summary of Significant Accounting Policies - continued

RECENT ACCOUNTING PRONOUNCEMENTS - continued

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168 or ASC 105-10). SFAS 168 (ASC 105-10) establishes the codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the codification in this Report by providing references to the codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Note 2: Accounts Payable and Accrued Expenses

A summary of accounts payable and accrued expenses follows:

	December 31,	June 30,
	2009	2009
Accounts Payable	$1,063,983	$1,232,807
Accrued Interest	33,870	38,344
Other Accrued Expenses	82,200	212,646
Total	$1,180,053	$1,483,797

Note 3: Short-Term Borrowings

The Company entered into two additional notes during the six months ended December 31, 2009.  The Company signed a $50,000 note payable to a related party that bears 8% annual interest.  The Company also signed notes with unrelated parties totaling $75,000 bearing 8% annual interest.

In June 2009, the Company borrowed $200,000 from three individuals and signed a Senior Convertible Promissory Note in that amount, bearing interest at 6%, with a maturity on December 30, 2009.  The holders of that Note, when it became due, agreed to convert $150,000 of the principal, and the accrued interest on that amount, to common stock of the Company according to the terms provided therein.  The Company issued 308,916 shares in extinguishment of debt totaling $154,458.  The maturity date with respect to the remaining principal balance, together with accrued interest thereon, has been extended to February 28, 2010.

Note 4: Common Stock

During the six months ended December 31, 2009, the Company issued 1,721,000 common shares for $855,500 in cash and 851,693 shares of the Company’s common stock for consulting services rendered to the Company valued at $670,729.  The Company also issued 238,084 shares of common stock for warrants exercised for cash for a total of $163,042. The Company also issued 250,000 shares of common stock for technology valued at $250,000 and 1,125,559 shares for $666,812 of debt.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2009 and June 30, 2009

Note 5: Preferred Stock

During the six months ended December 31, 2009, the Company issued 96,429 shares of Series A-1 preferred stock for $67,500 in cash and converted 200,000 share of Series A-1 preferred stock for 377,051 shares of common stock.

Note 6:  Restatement of Financial Statements

The Company’s Annual Report, Form 10-K, for the fiscal year ended June 30, 2009, filed October 15, 2009, included re-audited, restated financial statements for the fiscal year ended June 30, 2008 that supersede all prior reports containing financial statements for this period and may be relied upon by the investing public.

The Company, in its Form 10-Q for the period ending March 31, 2009, filed May 18, 2009, had previously restated its financial statements for fiscal year ended June 30, 2008, to reflect a write-off of goodwill in the amount of $719,839 in connection with the April 17, 2007 acquisition of Studio One Entertainment, Inc. (SOEI) through an all-stock transaction.  In our previously issued financial statements this business combination between the Company and SOEI was not appropriately accounted for as a reverse merger.  The purchase of SOEI was pursuant to an agreement entered into by the companies dated March 29, 2006.  The reverse merger included the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of Studio One Entertainment, Inc.   The substance of the transaction resulted in a reverse merger wherein SOEI became the accounting acquirer of SOMD.  Therefore, historical financial data reflects the operations and accumulated deficit of SOEI.  The transaction essentially is a recapitalization of SOEI.  The reverse merger included all right, title and interest to Studio One Entertainment's proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications.  Studio One Entertainment, Inc. continues to operate as a wholly owned subsidiary of Studio One Media, Inc.  Accordingly, the financial statements present on a consolidated basis the operations of SOMD and SOEI.

As a result  of the audit for the fiscal year ended June 30, 2009 and the re-audit for the fiscal year ended June 30, 2008, the Company concluded that further adjustments to the financial statements for the fiscal year ended June 30, 2008, were required, the most significant of which was a recalculation of warrant expense for the period resulting in the reduction in operating expenses and a corresponding reduction in net loss in the amount of $2,073,916.  These additional changes were reflected in the Form 10-K for the fiscal year ended June 30, 2009.

For more information concerning the restatement of financial statements for fiscal year ended June 30, 2008 and see our Form 8-K filed December 4, 2009.

Note 7: Subsequent Events

In accordance with FAS 165, management evaluated the subsequent events as of February 16, 2010.  The Company has not entered into any material subsequent events as of the date noted, except as follows.

Since December 31, 2009, the Company has raised in excess of $500,000 from the sale of restricted common stock.

The Company leases space at Scottsdale Fashion Square for its MyStudio recording studio.  This Specialty Lease Agreement is terminated effective March 11, 2010.  The Company has signed a new agreement for space in a different mall in the greater Phoenix area that offers higher visitor traffic, better demographics (for MyStudio) and substantially lower monthly lease costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three and six months ended December 31, 2009 and 2008. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

In addition to historical information, this Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may relate to such matters as  the Company’s (and its subsidiaries) business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  All statements herein contained in this Report, other than statements of historical fact, are forward-looking statements.

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “budget,” “budgeted,” “believe,” “will,” “intends,” “seeks,” “goals,” “forecast,” and similar words and expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.  We caution our readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in the forward looking statements, including those factors described under “Risk Factors” and elsewhere herein.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.  These risks and uncertainties, many of which are beyond our control, include:

·	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

·	uncertainties involved in the growth and growth rate of our operations, business, revenues, operating margins, costs, expenses, and acceptance of any products or services;

·	volatility of the stock market, particularly within the technology sector;

·	our future stock-based compensation charges;

·	our dilution related to all equity grants to employees;

·	that we will continue to make significant capital expenditure investments;

·	that we will continue to make investments and acquisitions;

·	the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

·	the increase of sales and marketing and general and administrative expenses in the future;

·	that growth in advertising revenues from our web sites and studios will be achievable and sustainable;

·	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business; and

·	general economic conditions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are filed with the SEC. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing.  Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Studio One is a Delaware publicly-traded company on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of December 31, 2009, there were 20,980,834 shares issued and outstanding.  Insiders and affiliates control approximately 40% of the issued and outstanding shares.  Since April 2006, the Company has raised approximately $9.8 million in the form of equity for purposes of research and development and the launch of MyStudio.

Commencement of Operations

Since 2004, Studio One and its wholly-owned subsidiary, Studio One Entertainment, Inc., have been engaged in the research and development of proprietary, leading edge audio and video technologies for professional and consumer use.  During the first quarter of fiscal year 2009, the Company transitioned from a development stage company to an operating entity with the installation of its first MyStudio in the Scottsdale Fashion Square mall in Scottsdale, Arizona on September 29, 2008.

Quarterly Update

Following is a summary of significant recent activities:

In August 2009, the Company launched its second MyStudio, which is located at 8560 W. Sunset Boulevard on the Sunset Strip in Los Angeles, California.  The location is one of the most prominent addresses in Hollywood, having served as the former headquarters for Playboy Enterprises and is currently home to several of the leading entertainment companies.   Since its opening in Los Angeles, the studio has been used to showcase MyStudio to music and entertainment executives.  The feedback from the entertainment industry has been very positive as they see the potential for numerous uses for the studio.  The Hollywood studio is credited with allowing the Company to form some very valuable business relationships.   The Hollywood studio is available for use by appointment only and is thus not a source of revenues to date.  The Company expects to open the LA studio to the public when it has completed its strategic and promotional initiatives.

Management is constantly evaluating its business model to maximize revenues, profitability and shareholder value. In the Phoenix area, the Company has signed a new mall lease in a location that offers higher visitor traffic, better demographics (for MyStudio) and substantially lower monthly lease costs.  The relocation will occur on or before March 15, 2010.  The former Specialty Lease Agreement at Scottsdale Fashion Square has been terminated effective March 11, 2010.

The Company has completed the assembly of a MyStudio for installation in either the New York or Miami area.   We are currently working to negotiate a lease for one of these two areas and will install that studio subject to the satisfaction of the location within the mall and economic lease terms.

In addition to the above studios, the Company is in the final stages of completing a fourth studio for installation in the Nashville area during the next fiscal quarter.  The Company has negotiated a lease on favorable terms for a high-profile location in a mall. Based on the significance of music to the Nashville area and strong feedback from music executives, we believe this is a very good choice for our fourth studio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Quarterly Update - continued

We are also in the process of acquiring two additional studio structures from the original manufacturer.   Subject to the further availability of capital, these two studios can be completed and installed within 90 days.  As the worldwide recession has begun to ebb, the Company has found its fundraising activities gaining traction and we expect to be able to deploy a greater number of studios at a greater velocity than has occurred to date.  Since December 31, 2009, the Company has raised in excess of $500,000 from the sale of restricted common stock.  The Company continues to operate with a lean overhead structure and remains focused on using its capital to deploy MyStudios throughout the United States.

As noted above, the Hollywood studio has allowed us to develop a number of strong relationships with potential users of MyStudio for casting and music purposes.  As an example of such relationships formed, we have partnered with entertainment moguls Simon Fuller, Perez Hilton and Jamie King for the auditions for their new Boy Band project, a contest to identify five males between the ages of 13 and 21 with outstanding dance and vocal talent to form a high profile band.  Mr. Fuller is the producer of the hit show American Idol.  Mr. Hilton is a famous celebrity gossip columnist with a very extensive following.  Mr. King is a world renowned choreographer.

We have partnered with Boy Band to provide for convenient and easy auditions for Boy Band.  In addition, MyStudio was responsible for developing the website for the contest, which can be accessed at www.boybandsearch.com.

In November 2009, the Company announced its groundbreaking strategic partnership with RealityWanted.com.  RealityWanted.com is the leading source for reality TV casting calls in the U.S.  The partnership provides opportunities for members of both companies to create audition videos for hundreds of top reality television shows.  Most reality TV applicants are missing one of the most critical components to being selected – the video. This partnership creates a turnkey reality TV casting platform to help complete the casting process. Users can easily supplement their RealityWanted.com profiles with a high-quality video that better conveys their talents and unique personality traits giving them a greater chance of being selected for a reality television show.  As MyStudio offers over 1,000 high definition backgrounds, users can pick an environment to best suit their audition. The RealityWanted.com partnership complements our existing multi-year agreement with reality TV producer Mark Burnett Productions.  This is another example of the Company forming strategic partnerships to drive traffic to our studios and website.

Since June 2009, the Company has announced a number of contests which have driven traffic to the studio and increased brand awareness, including The Comedy Store, Project Ethos in conjunction with The House of Blues, and the Gotham Comedy Club.   The Company has enjoyed success with its partner, the GRAMMY Foundation, including the GRAMMY Jazz Ensemble and GRAMMY Camp.  All of these events drive additional traffic to the studios.

MyStudio Radio first aired on KWSS 106.7 FM in November 2009. The radio show is designed to feature artists who have recorded videos at MyStudio and posted them online at MyStudio.net. This low-cost radio show is another example of a way management is providing additional opportunities for users of the studio to gain the recognition for their talents. We believe that such radio and potential future television opportunities will drive additional traffic to the studios as artists discover the power of MyStudio’s “Step In, Stand Out” campaign.

In October 2009, the Company announced its revolutionary MyStudio Masters and AfterMaster® products. The Company believes that its MyStudio Masters process for mastering audio makes music significantly louder, fuller and more exciting than traditionally mastered music. The MyStudio Mastering process achieves its sound without adding compression distortion or exceeding recording industry limits of digital zero. MyStudio Mastering technology is a proprietary, patent pending combination of hardware and software which was developed over the last four years by the MyStudio audio engineering team.  It can be applied on virtually all audio sources including, music, radio, television and film.

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

The Company continues to have favorable discussions with several major record labels to Master and AfterMaster new and existing catalog music.  The first commercial music release utilizing MyStudio’s AfterMaster technology was Janet Jackson’s new single, “Make Me,” produced by nationally recognized producer Rodney Jerkins.  This song was released by Universal Music and produced by nationally recognized record producer Rodney Jerkins.  The Company expects to announce other significant musical releases using our technology in the very near future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Business

Studio One Media, Inc. is a diversified media and technology company based in Scottsdale, Arizona.  Studio One subsidiaries and divisions include MyStudio, Inc. (formerly, Studio One Entertainment, Inc.), MyStudio Recording Studios, MyStudio Audio Labs, Inc., MyStudio Music, MyStudio Management and MyStudio Masters.

Over the last six years, Studio One and its wholly-owned subsidiary, Studio One Entertainment, Inc., have been engaged in the research and development of proprietary, leading-edge audio and video technologies for professional and consumer use.

Studio One introduced its first groundbreaking product on September 29, 2008 with the installation of its first MyStudio in the Scottsdale Fashion Square mall in Scottsdale, Arizona.  A second studio was introduced in Los Angeles in August 2009 and currently resides in a showroom on Sunset Boulevard where it is being showcased for entertainment industry executives.  The LA studio is expected to be permanently relocated in a local mall at a future date.  The Company expects to install its third studio in the New York or Miami area in the near future.

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

In addition, the Company expects additional future revenue to be generated by its MyStudio Masters and Aftermasters products, as well as music sales and talent management arising from UGC on the MyStudio.net website. Subject to the availability and timing of capital, Studio One expects to install and operate many MyStudios both nationally and internationally.

The multiple revenue streams differentiate the Company from other social media sites that rely primarily on website advertising.

MyStudio Recording Studios

Studio One has developed MyStudio, a self contained, state-of-the-art, high definition (“HD”) interactive audio/video recording studio designed for installation in shopping malls and other high traffic areas.

MyStudio offers consumers true professional recording studio-quality audio and HD broadcast-quality video with an ease, economy and convenience never before available to the public. MyStudio is designed for installation in malls and other high traffic areas. MyStudio and its accompanying website, MyStudio.net, incorporate into a single entertainment venue some of the best elements of the world’s leading Internet and entertainment properties including video sharing, social networking and talent-related television programming. MyStudio eliminates the high cost and technological and logistical barriers inherent in the creation of high quality production and uploading of video content onto the Internet for both amateurs and professionals alike.

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

Finished videos are available for viewing within minutes of completion of the recording at MyStudio.net.  Videos are protected with a privacy pass-code, and uses can decide whether to make their videos available to the public. The MyStudio.net website offers users the opportunity to share videos and create member profile pages in a dynamic social networking environment. Users may also create links between MyStudio.net and other social networking sites or their own websites, such as their own small businesses. MyStudio.net members can enter contests, order free DVDs of their videos, download MP3 audio files (restrictions apply), access embedded codes or print high resolution photos from their video.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio Recording Studios - continued

MyStudio has been used to create videos for music, modeling, comedy, dating, job resumes, auditions, and personal messages and greetings. Users can also enter their videos into industry-sponsored music, casting, modeling and comedy contests.  In addition, the Company has offered various themed holiday greetings, as well as greetings to U.S. troops overseas.

Current MyStudio locations include Scottsdale, Arizona and Los Angeles, California. The Company expects to install its next studio in the New York or Miami area in the near future followed by additional studios in the United States.

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

Connect Talent to Talent Seekers.   MyStudio provides the aspiring artist or entertainer with a cost-effective, professional quality platform to showcase his or her talent.  Entertainers often pay hundreds or thousands of dollars for comparable professionally produced audio and video products.  Users can often afford to make numerous videos to showcase their talents due to minimal price point for using MyStudio.  There have been several incidents where users’ videos have allowed them to be discovered by talent agents.

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

The Company announced a groundbreaking strategic partnership with RealityWanted.com in November 2009.  RealityWanted.com is the leading source for reality TV casting calls in the U.S.  The partnership provides opportunities for members of both companies to create audition videos for hundreds of top reality television shows.  Most reality TV applicants are missing one of the most critical components to being selected – the video. This partnership creates a turnkey reality TV casting platform to help complete the casting process. Users can easily supplement their RealityWanted.com profiles with a high-quality video that better conveys their talents and unique personality traits giving them a greater chance of being selected for a reality television show. As MyStudio offers over 1,000 high definition backgrounds, users can pick an environment to best suit their audition. This is another example of the Company forming strategic partnerships to drive traffic to our studios and website.

We have partnered with entertainment moguls Simon Fuller, Perez Hilton and Jamie King in the casting for Boy Band, a contest to identify five males between the ages of 13 and 21 with outstanding dance and vocal talent to form a high profile band.  Mr. Fuller is the producer of the hit show American Idol.  Mr. Hilton is a famous celebrity gossip columnist with a very extensive following.  Mr. King is a world renowned choreographer.

We have partnered with Boy Band to provide for convenient and easy auditions.  They understand how MyStudio can be successfully utilized for auditions without spending hundreds of thousands of dollars and months on the road auditioning large numbers of potential entertainers.  In addition, MyStudio was responsible for developing the website for the contest, which can be accessed at www.boybandsearch.com.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio Business Model

The Company’s “bricks and clicks” business model is currently based upon three primary sources of revenue: recording session fees from MyStudio and advertising revenue from both the individual studios and the Company’s MyStudio.net website.  The Company plans to drive recording session revenue through the use of industry-sponsored music, modeling and talent contests with new and repeat users, as well as the installation of additional studios.  Additional studios in turn will drive exponential traffic to the MyStudio.net website as each new video generates a greater number of unique website visitors due to the viral effect of the Company’s video sharing offering.

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

MyStudio Recording Session Revenue.   Each studio is designed to record videos during a mall’s operating hours, which can average 13 hours per day.  The Company charges $20 per session for use of the studio. Each session lasts up to five minutes.  There are two pay stations on the studio to expedite the song and background selection and payment process.  Additionally, users may prepay their sessions from home and have an opportunity to select from a greater variety of songs and backgrounds.  These payment options increase throughput for those using the studio.

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

MyStudio.net has continued to experience substantial website traffic, especially considering that the content for the site is primarily driven by a single studio.  Further, we expect web traffic to grow substantially as additional studios are launched. Such traffic further confirms our thesis that the web property has and is creating significant value for our shareholders.  The leading social media websites, such as Facebook, have created substantial valuations for themselves based on website advertising.  Unlike a number of other social media and Internet companies, the Company is not solely dependent upon website advertising to generate revenues. Our more diverse “bricks and clicks” business model allows our shareholders to benefit from multiple revenue streams, with the website being just one of the Company’s valuation drivers.

The Company launched its first MyStudio in Scottsdale Fashion Square mall in Scottsdale, Arizona on September 29, 2008. The studio has enjoyed high customer satisfaction, a high number of repeat customers and has operated with negligible downtime.

The Company’s business plan calls for the establishment of regular events and contests to drive traffic to its studios; this assumption has been confirmed by a marked increase in studio traffic when contests and promotions have been offered.  Our comprehensive marketing and promotion strategy is designed to drive traffic through the studios which in turn drives traffic to the MyStudio.net website.  The Company is focused on forming strategic partnerships at the local, regional and national levels with talent seekers (television, music, film, performing arts and modeling industries), the media (radio and television stations and printed media) and corporate sponsors who may seek access to the Company’s expanding user base.  The partnerships are designed to generate industry-sponsored music, modeling and talent contests to stimulate trial of and demand for the studios.

In December 2008, the Company finalized two important multi-year agreements with Mark Burnett Productions for reality television casting and The GRAMMY Foundation to host auditions for various GRAMMY Foundation programs.  Studio One’s MyStudio recording studios and its accompanying website, MyStudio.net, have and are being used for auditions and promotions relating to several GRAMMY Foundation programs for young people including GRAMMY Camp®, GRAMMY® Signature Schools and the GRAMMY Jazz Ensembles.

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

Since June 2009, the Company has announced a number of contests which have driven traffic to the studio and increased brand awareness, including The Grammy Foundation, The Comedy Store, Project Ethos in conjunction with The House of Blues, and the Gotham Comedy Club.

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

MyStudio Radio first aired on KWSS 106.7 FM on November 14, 2009. The radio show is designed to feature artists who have recorded videos at MyStudio and posted them online at MyStudio.net. This low-cost radio show is another example of a way management is providing additional opportunities for users of the studio to gain the recognition for their talents they are seeking. We believe that such radio and potential future television opportunities will drive additional traffic to the studios as artists discover the power of MyStudio’s “Step In, Stand Out” campaign.

In November 2009,  the Company announced its groundbreaking strategic partnership with RealityWanted.com.  RealityWanted.com is the leading source for reality TV casting calls in the U.S.  The partnership will open opportunities for members of both companies to create audition videos for hundreds of top reality television shows.  This partnership creates a turnkey reality TV casting platform to help complete the casting process. This is another example of the Company forming strategic partnerships to drive traffic to our studios and website.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio Audio Labs, Inc. and MyStudio Masters® - continued

The Company is in discussions with several major record labels to Master and AfterMaster new and existing catalog music.   The first commercial music release utilizing MyStudio’s AfterMaster technology was Janet Jackson’s new single, “Make Me.”  This song was released by Universal Music and produced by nationally recognized record producer Rodney Jerkins.  This song recently rose to #1 on the Billboard’s Dance/Club Play Chart.

The Company remains focused on identifying significant revenue opportunities with the major record labels using these technologies.

Manufacturing

The studios are currently outsourced for manufacture to an Arizona-based manufacturing company.

Intellectual Property and Licensing

The Company has embarked on an aggressive intellectual property program including the filing of 25 pending foreign and domestic patent applications and eight trademark applications (for which it has received four Notices of Allowance) with the U.S. Patent and Trademark Office all designed to protect what the Company believes is innovative and proprietary technology. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology.

With respect to licensed content, Studio One will be responsible for paying for all underlying music- related licensing rights including publishing, synchronization and internet performance rights, for karaoke music used in MyStudio videos.

Employees

As of December 31, 2009, we employed sixteen full-time employees and five part-time employees at the MyStudio recording studio.  We expect to hire additional employees in the next year to handle anticipated growth.  We believe that our relationship with our employees is good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

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

In anticipation of implementation of our business plan, we had also leased an additional 9,400 feet of office space in another building located at 7812 E. Acoma, Scottsdale, Arizona, at a monthly cost of $12,225.   We never occupied this space and in May 2009, entered into a termination agreement with the landlord pursuant to which the Company will pay the sum of $50,000 over a period of ten months in exchange for terminating future obligations under the lease.

The Company leases space at Scottsdale Fashion Square for its MyStudio recording studio.    This Specialty Lease Agreement is terminated effective March 11, 2010.  The Company has signed a new agreement for space in a different mall in the greater Phoenix area that offers higher visitor traffic, better demographics (for MyStudio) and substantially lower monthly lease costs.

The Company also leases space at 8650 West Sunset Boulevard, Los Angeles, California for its MyStudio recording studio pursuant to a short-term lease.  The monthly rent for the space in both locations is at a market rate commensurate with other kiosk operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Revenues
	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Session Revenues	$26,385	$16,439	$45,085	$16,439
Advertising Revenues	10,643	10,956	21,286	10,956

Total Revenues	$37,028	$7,395	$66,371	$27,395

The Company generated revenues of $37,028 for the second quarter ended December 31, 2009, compared to $27,395 for the comparable period in fiscal 2009.  The increase in revenue is attributable to an increase in the number of studio sessions sold.  All revenues were earned from the Scottsdale studio.

Barter revenues are broken out between studio session income and advertising income.  Of the $26,385 of studio session income for the three months ended December 31, 2009, $12,385 was cash and the remaining $14,000 was in barter.  The entire $10,643 of advertising revenue for the quarter ended December 31, 2009 was in barter.  For the comparable three months ended December 31, 2008, of the $16,439 in studio session income, $13,264 was cash and $3,175 was in barter.  All of the advertising income for the three months ended December 31, 2008, $10,956, was in barter.

While the Hollywood studio opened in August 2009, that studio has generally not been open to the public during the quarter but was instead used to showcase MyStudio to the music and entertainment industry in Los Angeles. The Company expects to begin generating revenues from this studio at a future date.

The Company launched its first studio on September 29, 2008.  The Company began generating revenues during October 2008, hence there were no revenues in the first quarter of fiscal 2009.

  The Company’s business model currently generates revenues from three primary sources:

·	Paid user fees from customers who utilize the studios to create an audio/video recording;
·	Advertising revenue from the external monitors located on each MyStudio facility; and
·	Advertising revenue from its website.

The revenues from each of the first two of these sources is expected to increase proportionally to the number of studios we place in operation.   The revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers.

Cost of Sales

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Cost of Sales	$39,973	$47,783	$81,228	$47,783

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes deprecation and amortization on the studios. The Company launched its first studio on September 29, 2008.  The Company began generating revenues during in October 2008, hence there were no cost of sales in the first quarter of fiscal 2009.

Research & Development Expenses

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Research & Development Expenses	$9,817	$80,609	$19,674	$448,877

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Research & Development Expenses - continued

Studio One completed the research and development of MyStudio in the first quarter of 2008, which is responsible for the significant decrease in the research and development expenses.  The Company continues to make additional investments in research and development to further enhance the customer experience for both the studios and website.

Other Costs and Expenses

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Advertising Expenses	$16,470	$29,342	$108,377	$218,764
Cost of Barter Exchanges	24,643	14,131	46,286	21,881
Depreciation and Amortization Expenses	45,987	-	84,409	10,509
Professional Fees	623,708	1,510,579	1,590,350	2,423,966
General and Administrative Expenses	472,336	466,112	832,057	1,012,040

Other Costs and Expenses	$1,183,144	$2,020,164	$2,661,479	$3,687,160

Other costs and expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology, consulting and outsourcing services.

Total other costs and expenses decreased in the three-month period ended December 31, 2009 by $837,020 compared to the three months ended December 31, 2008 primarily due a decline in the professional fees.  The decrease in professional fees is primarily attributable to non-cash expenses from shares and warrants/options issued to various employees and consultants for services rendered during the period.

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

Net Income/(Loss)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Net Income/(Loss)	$(1,197,539)	$(2,133,939)	$(2,703,497)	$(4,161,352)

The decrease in the net loss for the three and six months ended December 31, 2009 as compared to the comparable periods in the prior fiscal year was primarily due to lower professional and general and administrative costs associated with the completion of the development of the studio as well as continued cost containment efforts.

NET OPERATING LOSSES

We have accumulated approximately $15,237,122 of federal net operating loss carry forwards as of June 30, 2009, which expire in various years through 2029.  In addition, the Company has state carry forwards of approximately $14,931,000, which the Company believes may be offset against future taxable income through 2029.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2009 or the three and six months ended December 31, 2009 and 2008, because the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $66,371 during the six months ended December 31, 2009 as compared to $27,395 for the comparable period in the prior year.  The Company has incurred losses since inception of $17,940,619.  At December 31, 2009, the Company has a working capital deficit of $1,188,366, which is animprovement of $504,129 from June 30, 2009.  The decrease in the working capital deficit was primarily due to lower accounts payable, as well as the conversion of various notes payable to common stock of the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

In addition, the Company will require substantial additional funds to continue production and installation of additional MyStudios and to fully implement its marketing plans.

The Company’s management team believes that its success depends on the Company’s ability to raise additional capital, deploy multiple studios and create strategic partnerships that drive traffic to the studios.  The current number of studios in operation are insufficient to generate adequate revenues to achieve overall profitability for the Company.  By deploying multiple studios, the Company believes that it will be able to successfully implement its business plan, attract a greater number of strategic partnerships and achieve profitability.

As of December 31, 2009, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital be generated from the sale of common stock, the sale of preferred stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

Recent global events, as well as domestic economic factors, have recently limited the access of many companies to both debt and equity financings. As such, no assurance can be made that financing will be available, or available on terms acceptable to the Company, and, if available, it may take either the form of debt or equity. Any financing may result in an immediate and substantial dilution to our existing stockholders.

Although the Company intends to engage in a subsequent equity offering of its securities to raise additional working capital for operations and studio manufacturing, the Company has no firm commitments for any additional funding, either debt or equity,  at the present time.  Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company’s business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

(b)               Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is an interpleaded party to a lawsuit in the Southern District of Georgia, Savannah Division, pursuant to which the Company seeks to prevent the release of 100,000 shares of its common stock to a third-party and asks the court to return those shares to the Company.   The suit seeks no damages from the Company, and the Company believes that it will prevail in the matter.

Except as described in the preceding paragraph, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

ITEM 1A - RISK FACTORS

Risks Related to Our Business and Industry

You should carefully consider the risk factors and other uncertainties set forth below and all other information contained in this Report, as well as the public disclosure documents incorporated by reference herein.  If any of the events contemplated by the following risks actually occurs, then our business, financial condition, or results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties below are not the only risks facing our company.   Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results. Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

History of Operations and Dependence on Future Developments.

Studio One Media, Inc. (the “Company”, “Studio One” or “SOMD”) was originally organized in Delaware on May 12, 1988 as Dimensional Visions Group, Ltd.  The Company ceased all marketing and sales activity during the last quarter of 2002.

On March 28, 2006, the Company changed its name to Studio One Media, Inc.  On March 29, 2006, the Company entered into an agreement to purchase 100% of Studio One Entertainment, Inc. (“SOEI”) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction.  SOEI owns proprietary audio/video recording technology, patent and trademark applications, studio design, methods and related concepts for MyStudio.  MyStudio is a self-contained interactive video recording studio designed for installation in shopping malls and other high traffic areas.  The studios enable the public, for a fee, to record their video and audio images in a stand alone, state-of-the-art recording studio and enter their MyStudio performances in music, modeling and other talent related contests.  In addition, MyStudio can be used to record video resumes, dating profiles and personal messages.  The Company believes MyStudio methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

The reverse merger of SOEI was completed on April 17, 2007, with the exchange of 7 million shares of the Company’s common stock for an equal number of shares of SOEI common stock constituting 100% of the issued and outstanding shares of SOEI.  SOEI operates as a wholly-owned subsidiary.

The Company opened its first studio in Scottsdale Fashion Square, Scottsdale, Arizona, on September 29, 2008 and intends to place its studios in malls across America, as well as expand into other high traffic locations, theme parks and airport terminals – both domestically and internationally.  Ultimately, Studio One intends to be a one-stop accessible facility that acts as a link between aspiring entertainers and the acting, fashion and music industries.  Revenues for the Company are generated by both services provided by the studio, such as session revenues, as well as through on-studio and website advertising.

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

ITEM 1A - RISK FACTORS - continued

History of Operations and Dependence on Future Developments - continued

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

Limited Capital and Need for Additional Financing.

The funds currently available to the Company are inadequate to implement the business plan of the Company.  Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funding for continued operations and will therefore be dependent upon its ability to raise additional funds through bank borrowing, equity or debt financing, or asset sales. We expect to need to access the public and private equity and/or debt markets periodically to obtain the funds we need to support our operations and continued growth.  There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If the Company cannot obtain needed funds, the Company may be forced to curtail, in whole or in part, or cease its activities altogether.  When additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership in the Company.

The Company requires substantial capital to manufacture its recording studios.  Although the Company intends to engage in subsequent debt and/or equity offerings of its securities to raise additional working capital for operations and studio manufacturing, the Company has no firm commitments for any additional funding, either debt or equity, at the present time.  Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  There is no certainty that the expenditures to be made by the Company will result in a profitable business proposed by the Company.

Lack of Diversification.

The size of the Company makes it unlikely that the Company will be able to commit its funds to diversify the business until it has a proven track record, and the Company may not be able to achieve the same level of diversification as larger entities engaged in this type of business.

Competition.

The Company knows of no competitors offering a similar high-quality, in-mall HD studio experience.  The Company believes that it is the first to market with a recording studio with its functionality and quality combined with a groundbreaking website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, potentially giving the Company valuable time to gain consumer recognition and a foothold in the market. While the technology surrounding MyStudio is cutting edge and unique, the Company believes there are other factors that will separate the Company from competitors.  The Company has embarked on an aggressive intellectual property protection program which it believes will be a significant barrier to market entry to potential competitors.  In addition, the Company employs individuals who have long standing relationships and expertise in various segments of the entertainment and communications industries, which it expects will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for MyStudio.

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

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright, trademark and patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally.  Studio One Entertainment, Inc. has filed 25 patent applications relating to MyStudio and related technologies and processes, and while the Company believes the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued.  If circumstances make it impossible to try to adequately protect our intellectual property that intellectual property could be used by others without our consent and there could be material adverse consequences to the Company.  We have filed eight trademark applications and have received Notices of Allowance on four of those applications.  Effective protection may not be available for our service marks.  Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks.  Our competitors, if any exist, or others may adopt product or service names similar to those used by the Company, thereby impeding our ability to build brand identity and possibly leading to client confusion.  If circumstances make it impossible to adequately protect the name and brand that result could seriously harm our business.

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

Some of Our Markets are Cyclical.

Some of our markets are cyclical, and a decline in any of these markets could have a material adverse effect on our operating performance.   Our business is cyclical and dependent on consumer spending and is therefore impacted by the strength of the economy generally, interest rates, and other factors, including national, regional and local slowdowns in economic activity and job markets, which can result in a general decrease in product demand.  For example, a slowdown in economic activity that results in less discretionary income for entertainment can have an adverse effect on the demand for some of our products.  In addition, unforeseen events, such as terrorist attacks or armed hostilities, could negatively affect our industry or the industries in which our customers operate, resulting in a material adverse effect on our business, results of operations and financial condition.

ITEM 1A - RISK FACTORS - continued

Disaster.

A disaster that disables the Company’s operations will negatively impact the Company’s ability to perform for a period of time.

Dependency on Foreign Components for our Products.

We expect to source components for our products outside the United States, which may present additional risks to our business.  International sourcing of components are subject to various risks include political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices.  We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Effect of Fluctuations in Operations on the Price of Common Stock.

Our future operating results may fluctuate and cause the price of our common stock to decline, which could result in substantial losses for investors.   Our limited operating history makes it difficult to accurately predict our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control.  If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:

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

Our Common Stock is Subject to Penny Stock Regulations.

The shares of common stock of the Company are traded on the Over-The-Counter Bulletin Board System (“OTCBB”) under the ticker symbol SOMD.  Our common stock is subject to regulations of the SEC relating to the market for penny stocks.  These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our auditors on our June 30, 2009 financial statements contains a “going concern” qualification.  The report of the independent auditors on our financial statements for the year ended June 30, 2009 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will be able to develop commercially viable products or an effective marketing system.  Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

ITEM 1A - RISK FACTORS - continued

Dilution; Dilutive Effect of Future Transactions.

As of December 31, 2009, the Company had 20,980,834 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,500,000 shares of common stock pursuant to its 2009 Stock Incentive Plan approved by the Board on June 10, 2009, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also had 670,473 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 307,672 shares of common stock.  In addition, the Company had warrants outstanding that would permit, if exercised, the issuance of 3,684,717 additional shares of common stock at an average exercise price of $1.91 and stock options to various employees and consultants granting the right to purchase 437,529 shares at an average price of $0.56.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

Future equity transactions, including exercise of options or warrants, could result in dilution.  From time to time, we sell restricted stock, warrants, and convertible debt to investors in other private placements.  Because such stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes can be at or even lower than market prices.  These transactions cause dilution to existing stockholders.  Also, from time to time, stock options are issued to officers, directors, or employees, with exercise prices equal to the market price.  Exercises of stock options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price and the number of shares involved but this dilution could be significant.

Restrictions on Transfer - No Public Market for Preferred Shares or Restricted Common Shares.

The shares of common stock of the Company are traded on the OTCBB under the ticker symbol SOMD.  However, for shares that have been issued and are restricted pursuant to SEC Rule 144 of the Securities Act of 1933 (the “Act”), there is presently no public or private market for such shares.  Such shares may only be offered or sold pursuant to registration under or an exemption from the Act and have not been registered under the Act, as amended, or any State securities laws and are issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future, and we may never become profitable.   Our business model requires that additional MyStudios be deployed and operating for the Company to generate such revenues to reach break-even.  There are no assurances that such revenues will occur. We expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; pursue further research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

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

ITEM 1A - RISK FACTORS - continued

Reliance on Management.

The Company believes that its present management has the experience and ability to successfully implement its business plan for the foreseeable future.  However, it is likely that the Company will continue to add to its management team and therefore will recruit additional persons to key management positions in the future.  Should the Company be unsuccessful in recruiting persons to fill the key positions or in the event any of these individuals should cease to be affiliated with the Company for any reason before qualified replacements can be found, there could be material adverse effects on the Company’s business and prospects.  Each officer, director, and other key personnel has or will have an employment agreement with the Company which will contain provisions dealing with confidentiality of trade secrets, ownership of patents, copyrights and other work product, and non-competition.  Nonetheless, there can be no assurance that these personnel will remain employed for the entire duration of the respective terms of such agreements or that any employee will not breach covenants and obligations owed to the Company.

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

Effects of Amortization Charges/Stock Based Compensation.

Our losses will be increased, or our earnings, if we have them in the future, will be reduced, by charges associated if the Company issues stock options and/or warrants.  We have adopted a stock incentive plan for the benefit of our directors, officers, employees and consultants.  The total unearned stock-based compensation will be amortized as a stock-based compensation expense in our consolidated financial statements over the vesting period of the applicable options or shares, generally two to ten years in the case of stock options granted to employees, officers and directors and two years in the case of stock options and warrants granted to non-employee directors, consultants and third parties.  These types of charges may increase in the future.  The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

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

ITEM 1A - RISK FACTORS - continued

Voting Control.

As a result of the acquisition of SOEI, certain persons, either individually or acting together, are able to elect a majority of Directors or to authorize or defeat any proposal presented to the stockholders for action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 20,980,834 post-reverse shares of common stock outstanding. In addition, the Company has 670,473 shares of preferred stock issued and outstanding as of December 31, 2009.  The preferred shares are convertible into 307,672 shares of restricted common stock.

(b)
During the six months ended December 31, 2009, the Company accepted subscriptions for 1,721,000 shares of unregistered restricted shares of common stock at an average price per share of $0.50 for a total of $855,500 and agreed to issue 400,000 shares pursuant to warrants granted in connection with such placements.  Generally, the warrants may be exercised at any time within a one to two-year period beginning on the date of the respective investments at an average exercise price of $0.50.  The Company also agreed to issue 1,175,750 shares pursuant to stock options and warrants granted to various employees and consultants, which may be exercised at varying times ranging from two to ten years at an average exercise price of $0.53 per share.  In addition, the Company issued 377,051 shares in conversion of preferred shares and 1,125,559 shares in conversion of debt valued at $666,812  During the six months ended December 31, 2009, warrantholders exercised various warrants for 238,084 shares for a total of $163,042, an average of $0.68 per share.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sale of the unregistered restricted common stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.

(c)
During the six months ended December 31, 2009, the Company also issued 851,693 shares of the Company’s common stock for consulting, legal and other services rendered to the Company valued at $670,729.  We believe the issuance of the shares listed in this Item 2(a) are exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and reports filed under the Securities Exchange Act of 1934. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

(d)
In June 2009, the Company adopted the 2009 Long-Term Incentive Plan intended to aid the Company in attracting and retaining key employees and consultants, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.   As of December 31, 2009, the Company had granted stock options under this Plan to fourteen eligible participants to purchase, in the aggregate, 466,000 shares of the Company’s common stock.  The exercise period for each of the grants ranges from two to three years from the date of grant and the average exercise price in each instance is $0.56.  One individual has exercised her rights under the stock option grant and the Company issued 28,571 shares for $10,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On May 6, 2004, the Registrant (formerly known as Dimensional Visions Incorporated) filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 20,980,834 post-reverse shares outstanding.

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

(c)	During the three months ended December 31, 2009, no matters were submitted to the shareholders for a vote.

ITEM 5. OTHER INFORMATION

Shell Company Status

Studio One Media, Inc. (the “Company”) ceased being a shell company on April 17, 2007 when it finalized the purchase of Studio One Entertainment, Inc.   Form 10-KSB filed by the Company for the year ended June 30, 2007, and the Company’s Form 10-QSB for the quarterly periods ended September 30, 2008 and December 31, 2007, incorrectly indicated that the Company remained a shell company after April 17, 2007.

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

On August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.  Notice of such revocation was received by the Registrant on September 7, 2009, from the SEC.  Prior to receipt of such notice, the Registrant had no knowledge of any issues involving Moore and the PCAOB or the SEC.

On September 11, 2009, the Registrant dismissed Seale and Beers, LLC as its independent registered public accounting firm and engaged Mantyla McReynolds, LLC, an Independent Member of the BDO Seidman Alliance.  The Board of Directors of the Registrant approved of the dismissal of Seale and Beers and the engagement of Mantyla McReynolds as its independent auditor.  During the period prior to the engagement of Mantyla McReynolds, neither the Registrant nor anyone on its behalf consulted Mantyla McReynolds regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Registrant’s financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, Mantyla McReynolds has not provided written or oral advice to the Registrant that was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issues.

ITEM 5. OTHER INFORMATION - continued

Subsequent Events:

Since December 31, 2009, the Company has raised in excess of $500,000 from the sale of restricted common stock.

The Company leases space at Scottsdale Fashion Square for its MyStudio recording studio.  This Specialty Lease Agreement is terminated effective March 11, 2010.  The Company has signed a new agreement for space in a different mall in the greater Phoenix area that offers higher visitor traffic, better demographics (for MyStudio) and substantially lower monthly lease costs.

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

STUDIO ONE MEDIA, INC.

Date: February 16, 2010	By:	/s/ Preston J. Shea
Preston J. Shea
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: February 16, 2010	By:	/s/ Preston J. Shea
Preston J. Shea
Title: Director, President, Chief Executive, Secretary

STUDIO ONE MEDIA, INC.

Date: February 16, 2010	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer