Form 10-Q
period 2010-03-31
STUDIO ONE MEDIA, INC.
filed 2010-05-17
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

☐Yes     ☒ No

At May 17, 2010, the number of shares outstanding of common stock, $0.001 par value, was 23,704,394 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
ASSETS
Current Assets	(unaudited)
Cash	$328,201	$439,474
Prepaid Expenses	60,741	57,513

Total Current Assets	388,942	496,987

Property and Equipment, net	657,638	421,980
Property and Equipment, yet to be placed in service	443,903	631,169

Other Assets
Notes Receivable	44,843	177,228
Accrued Interest Receivable	81,872	73,811
Deposits	86,854	76,400
Intangible Assets, net	348,887	107,314

Total Other Assets	562,456	434,753

Total Assets	$2,052,939	$1,984,889

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$875,809	$1,483,797
Notes Payable - Related Party	50,000	268,788
Notes Payable	90,398	436,897

Total Current Liabilities	1,016,207	2,189,482

Long-Term Liabilities
Notes Payable, net of discount of $241,788	8,212	-

Total Liabilities	1,024,419	2,189,482

Stockholders' Equity (Deficit)
Preferred Stock, authorized 10,000,000 shares, par value $0.001;
issued and outsanding are 670,473 and 774,044 at March 31,
2010, and June 30, 2009, respectively	670	774
Common Stock, authorized 100,000,000 shares, par value $0.001;
issued and outstanding are 23,639,394 and 16,417,447 shares at
March 31, 2010, and June 30, 2009, respectively	23,638	16,417
Additional Paid In Capital	20,351,297	15,039,491
Common Shares to be Issued	98,037	24,000
Common Stock Issued in Advance of Services	(86,575)	(48,153)
Accumulated Deficit	(19,358,547)	(15,237,122)

Total Stockholders' Equity (Deficit)	1,028,520	(204,593)

Total Liabilities and Stockholders' Equity (Deficit)	$2,052,939	$1,984,889

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
		(Restated)		(Restated)
Revenues
Session Revenues	$54,320	$40,495	$99,405	$56,934
Advertising Revenues	11,393	12,916	32,679	23,872

Total Revenues	65,713	53,411	132,084	80,806

COSTS AND EXPENSES
Cost of Sales (Exclusive of Depreciation and Amortization)	50,269	42,601	131,497	90,384
Cost of Barter Exchanges	54,643	38,818	100,929	60,699
Advertising Expenses	8,756	21,763	95,846	240,527
Depreciation and Amortization Expense	55,722	53,733	140,131	64,242
Professional Fees	911,009	297,702	2,609,153	2,721,668
Research and Development	8,410	15,718	28,084	464,595
General and Administrative Expenses	479,494	422,310	1,199,944	1,434,350

Total Costs and Expenses	1,568,303	892,645	4,305,584	5,076,465

Loss from Operations	(1,502,590)	(839,234)	(4,173,500)	(4,995,659)

Other Income (Expense)
Interest Expense	(38,026)	(5,845)	(53,574)	(25,309)
Intersest Income	-	5,620	8,062	20,157
Gain on Extinguishment of Debt	97,587	-	97,587	-

Total Other Income (Expense)	59,561	(225)	52,075	(5,152)

Loss before Income Taxes	(1,443,029)	(839,459)	(4,121,425)	(5,000,811)
Income Tax Expense	-	-	-	-

NET LOSS	$(1,443,029)	$(839,459)	$(4,121,425)	$(5,000,811)

Basic and Diluted Loss Per Share of Common Stock	$(0.06)	$(0.06)	$(0.22)	$(0.35)

Weighted Average Number of Shares Outstanding	22,248,687	14,783,513	18,475,203	14,259,808

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

							Common		Total
					Additional		Stock Issued		Stockholders'
	Preferred Stock		Common Stock		Paid In	Common Shares	in Advance	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	to be Issued	for Services	Deficit	(Deficit)

Balance, June 30, 2008	524,044	$524	13,212,398	$13,212	$9,473,679	$221,000	$(337,052)	$(8,637,756)	$733,607

Common shares issued for services	-	-	1,142,935	1,143	1,707,779	-	-	-	1,708,922
Common shares issued for cash	-	-	1,505,478	1,505	2,059,569	(197,000)	-	-	1,864,074
Warrants exercised for cash	-	-	349,335	349	363,068	-	-	-	363,417
Common shares issued in conversion
of preferred shares	(25,000)	(25)	50,000	50	(25)	-	-	-	-
Common shares issued in conversion
of debt	-	-	52,733	53	26,314	-	-	-	26,367
Common shares issued as collateral
for promissory note	-	-	100,000	100	69,900	-	-	-	70,000
Adjustment to account for
fractional shares	-	-	4,568	5	(5)	-	-	-	-
Preferred shares issued for cash	275,000	275	-	-	549,725	-	-	-	550,000
Fair value of warrants granted	-	-	-	-	789,487	-	-	-	789,487
Amortization of stock issued in
advance for services	-	-	-	-	-	-	288,899	-	288,899
Net Loss for the Year Ended
June 30, 2009	-	-	-	-	-	-	-	(6,599,366)	(6,599,366)

Balance, June 30, 2009	774,044	774	16,417,447	16,417	15,039,491	24,000	(48,153)	(15,237,122)	(204,593)
Common shares issued in conversion
of preferred shares (unaudited)	(200,000)	(200)	377,051	377	(36,652)	-	-	-	(36,475)
Common shares issued for assets
(unaudited)	-	-	250,000	250	249,750	-	-	-	250,000
Common shares issued for services
(unaudited)	-	-	1,896,780	1,897	1,461,116	-	-	-	1,463,013
Common shares issued for cash
(unaudited)	-	-	3,226,576	3,226	1,778,399	-	-	-	1,781,625
Warrants exercised for cash
(unaudited)	-	-	238,084	238	162,804	-	-	-	163,042
Common shares issued in conversion
of debt (unaudited)	-	-	1,233,456	1,233	738,613	-	-	-	739,846
Fair value of warrants granted
(unaudited)	-	-	-	-	640,372	-	-	-	640,372
Common shares to be issued
(unaudited)	-	-	-	-	-	74,037	-	-	74,037
Amortization of stock issued in
advance for services (unaudited)	-	-	-	-	-	-	(38,422)	-	(38,422)
Fair value of beneficial conversion feature
(unaudited)	-	-	-	-	250,000	-	-	-	250,000
Preferred shares issued for cash
(unaudited)	96,429	96	-	-	67,404	-	-	-	67,500
Net Loss for the Nine Months
Ended March 31, 2010 (unaudited)	-	-	-	-	-	-	-	(4,121,425)	(4,121,425)

Balance, March 31, 2010 (unaudited)	670,473	$670	23,639,394	$23,638	$20,351,297	$98,037	$(86,575)	$(19,358,547)	$1,028,520

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2010	2009
		(Restated)
Cash Flows from Operating Activities

Net Loss	$(4,121,425)	$(5,000,811)
Adjustments to reconcile to cash from
operating activities:
Depreciation and amortization	140,131	60,699
Common stock issued for services	1,498,628	1,246,602
Fair value of warrants granted	640,372	609,889
Bad debt expense	134,885	-
Gain on conversion of preferred shares	(36,475)	-
Gain on extinguishment of debt	(97,587)	-
Amortization of discount on convertible debt	8,212	-
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(8,061)	(20,157)
Prepaid expenses	(3,228)	(57,580)
Deposits	(10,454)	10,000
Accounts payable and accrued expenses	(410,842)	787,404

Net Cash Used in Operating Activities	(2,265,844)	(2,363,954)

Cash Flows from Investing Activities

Purchase of other assets	-	(43,971)
Purchase of property and equipment	(180,096)	(659,784)
Notes receivable	(2,500)	354

Net Cash Used in Investing Activities	(182,596)	(703,401)

Cash Flows from Financing Activities

Proceeds from Issuance of common stock	1,781,625	2,077,785
Proceeds from Issuance of preferred stock	67,500	549,799
Warrants exercised for cash	163,042	-
Repayment of notes payable	-	(74,385)
Proceeds from notes payable	325,000	168,272

Net Cash from Financing Activities	2,337,167	2,721,471

Net Increase (Decrease) in Cash	(111,273)	(345,884)

Cash, Beginning of Year	439,474	391,109

Cash, End of Year	$328,201	$45,225

Supplemental Cash Flow Disclosure:
Cash Paid For:
Interest Expense	$26,960	$1,389
Income Taxes	-	-

Non Cash Financing Activities:
Common stock issued for intangible assets	$250,000	$-
Common stock issued to extinguish debt	$739,846	$-
Discount on convertible debt for beneficial conversion feature and warrants	$(250,000)	$-
The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010 and June 30, 2009

Note 1: Summary of Significant Accounting Policies

DESCRIPTION OF BUSINESS, FINANCING AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Studio One Media, Inc., (the “Company” or “Studio One”) was originally organized in Delaware on May 12, 1988 as Dimensional Visions Group, Ltd.  The name was changed on January 15, 1998 to Dimensional Visions Incorporated. On February 8, 2006, it changed its name to Elevation Media, Inc., and on March 28, 2006 the Company’s name was changed to Studio One Media, Inc. as part of its overall plan to implement its revised business plan.

In April 2006, the Company entered into an agreement to purchase MyStudio, Inc. (f/k/a Studio One Entertainment, Inc.), a privately-held Scottsdale, Arizona-based company that designed and manufactured a proprietary (patents pending), self-contained, interactive audio/video recording studio designed for installation in shopping malls and other high traffic areas.  MyStudio® enables the public, for a fee, to record their video and audio images in a state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

On April 17, 2007, the Company announced that it had finalized the reverse merger of MyStudio, Inc. through an all-stock transaction. The purchase was pursuant to an agreement entered into by the companies dated March 29, 2006.  The reverse merger included the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of MyStudio, Inc.   The substance of the transaction resulted in a reverse merger wherein MyStudio, Inc. became the accounting acquirer of Studio One Media, Inc.  Therefore, historical financial data reflects the operations and accumulated deficit of MyStudio, Inc.   The transaction essentially is a recapitalization of MyStudio, Inc.  The reverse merger included all rights, title and interest to MyStudio, Inc.’s proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications.  MyStudio, Inc. continues to operate as a wholly-owned subsidiary of Studio One Media, Inc.  Accordingly, the financial statements present on a consolidated basis the operations of Studio One Media, Inc. and MyStudio, Inc.

The Company is no longer considered to be a development stage company, as a result of the commencement of its principle revenue activities beginning in September 2008.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying Consolidated Balance Sheet as of March 31, 2010, the Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009, the Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended March 31, 2010, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2010, our results of operations for the three and nine months ended March 31, 2010 and 2009, and our cash flows for the nine months ended March 31, 2010 and 2009.  The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2009.  These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K filed on October 15, 2009.

GOING CONCERN

The Company has incurred losses since inception of $19,358,547 and has generated limited revenues which raise substantial doubt about its ability to continue as a going concern.  The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve substantial revenues from the MyStudio business.  Management’s plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service additional MyStudios.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  During the three-month period ending March 31, 2010, the Company adjusted the amount it expects to recover from its receivable from an unrelated third party, by charging $134,885 to bad debt expense, which is included in the general and administrative category of expenses.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010 and June 30, 2009

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

Barter revenue relates to recording session services provided by the Company to business customers in exchange for products and services that the Company would otherwise be required to buy for cash.  Barter expenses reflect the offsetting expense to the barter revenue.  The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged.  The Company recognizes advertising barter revenues only to the extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009.  The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company provisions of ASU 2010-02 do not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The provisions of ASU 2010-01 do not have a material effect on the financial position, results of operations or cash flows of the Company.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010 and June 30, 2009

Note 2: Accounts Payable and Accrued Expenses

A summary of accounts payable and accrued expenses follows:

	March 31,	June 30,
	2010	2009
Accounts Payable	$774,805	$1,232,807
Accrued Interest	37,420	38,344
Other Accrued Expenses	63,584	212,646
Total	$875,809	$1,483,797

During the three month period ended March 31, 2010 the Company settled invoices due to one vendor for an amount $97,587 less than the original invoice.  This has been recorded as a gain on extinguishment of debt in the Company’s statement of operations.

Note 3: Notes Payable

In June 2009, the Company borrowed $200,000 from three individuals and signed a Senior Convertible Promissory Note in that amount, bearing interest at 6%, with a maturity on December 30, 2009. The holders of that Note, when it became due, agreed to convert $150,000 of the principal, and the accrued interest on that amount, to common stock of the Company according to the terms provided therein. The Company issued 308,916 shares in extinguishment of debt totaling $154,458. On January 4, 2010, the remaining note holders elected to convert the $50,000 remaining principal balance, together with the accrued interest on that amount, to common stock of the Company. In connection with this conversion, the Company issued 103,058 shares of common stock in extinguishment of debt totaling $51,529.

The Company entered into two additional notes during the nine months ended March 31, 2010. The Company signed a $50,000 note payable to a related party that bears 8% annual interest. The Company also signed a note with an unrelated parties totaling $25,000 bearing 8% annual interest.

The Company also entered into a financing agreement with an unrelated third party to fund up to $1,000,000 in four equal increments. The proceeds of each advance by the lender to Studio One are to be used to manufacture, ship, install and operate the audio/video recording studios serving as collateral for such advance. Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years, and a security agreement granting the lender a first lien on specified studios. The principal and interest on these notes may be converted at the lender’s option into common stock based on a conversion price of fifty cents ($0.50) per share. At March 31, 2010, the lender had advanced a total of $250,000 under this financing agreement, and the Company granted 50,000 warrants to the lender, which have an exercise price of $.50 and expire in 5 years. Subsequent to March 31, the lender advanced an additional $250,000.

In accordance with ASC 470, the Company’s management evaluated the conversion terms of this note and has concluded that a beneficial conversion (BCF) feature exists. The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the common stock, after allocating the proportionate amount of the debt proceeds to the fair value of the warrants. The fair value of the BCF is $250,000 and has been recorded against the carrying value of the loan and offset to additional paid-in capital. The Company will amortize the value of the BCF over the three year life of the note and record the amortization as interest expense. As of March 31, 2010, the remaining value of the BCF is $241,788 and during the three months ended March 31, 2010 the Company recorded $8,212 in interest expense associated with the amortization of the BCF.

Note 4: Common Stock

During the nine months ended March 31, 2010, the Company issued 3,226,576 common shares for $1,781,625 in cash and issued 1,896,780 shares of the Company’s common stock for consulting services rendered to the Company valued at $1,463,013.  The Company also issued 238,084 shares of common stock for warrants exercised for cash for a total of $163,042. The Company also issued 250,000 shares of common stock for technology valued at $250,000 and 1,233,456 shares for $739,846 of debt.

Note 5: Preferred Stock

During the nine months ended March 31, 2010, the Company issued 96,429 shares of Series A-1 preferred stock for $67,500 in cash and converted 200,000 share of Series A-1 preferred stock for 377,051 shares of common stock.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010 and June 30, 2009

Note 6:  Restatement of Financial Statements

The Company’s Annual Report, Form 10-K, for the fiscal year ended June 30, 2009, filed October 15, 2009, included re-audited, restated financial statements for the fiscal year ended June 30, 2008 that supersede all prior reports containing financial statements for this period and may be relied upon by the investing public.

The Company, in its Form 10-Q for the period ending March 31, 2009, filed May 18, 2009, had previously restated its financial statements for fiscal year ended June 30, 2008, to reflect a write-off of goodwill in the amount of $719,839 in connection with the April 17, 2007 acquisition of MyStudio, Inc. through an all-stock transaction.  In our previously issued financial statements this business combination between the Company and MyStudio, Inc. was not appropriately accounted for as a reverse merger.  The purchase of MyStudio, Inc. was pursuant to an agreement entered into by the companies dated March 29, 2006.  The reverse merger included the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of MyStudio, Inc.   The substance of the transaction resulted in a reverse merger wherein MyStudio, Inc. became the accounting acquirer of Studio One Media, Inc.  Therefore, historical financial data reflects the operations and accumulated deficit of MyStudio, Inc.  The transaction essentially is a recapitalization of MyStudio, Inc.  The reverse merger included all right, title and interest to MyStudio, Inc.’s proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications.  MyStudio, Inc. continues to operate as a wholly-owned subsidiary of Studio One Media, Inc.  Accordingly, the financial statements present on a consolidated basis the operations of Studio One Media, Inc. and MyStudio, Inc.

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

For more information concerning the restatement of financial statements for fiscal year ended June 30, 2008 and the period ended March 31, 2009, see our Form 8-K filed December 4, 2009.

Note 7: Subsequent Events

The Company entered into a financing agreement with an unrelated third party to fund up to $1,000,000 in four equal increments.  The proceeds of each advance by the lender to Studio One are to be used to manufacture, ship, install and operate the audio/video recording studios serving as collateral for such advance.  Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years, and a security agreement granting the lender a first lien on specified studios.  The principal and interest on these notes may be converted at the lender’s option into common stock based on a conversion price of fifty cents ($0.50) per share.  At March 31, 2010, the lender had advanced a total of $250,000 under this financing agreement.  Subsequent to March 31, 2010, the lender advanced an additional $250,000.

In May 2010, the Nashville area suffered catastrophic damages as a result of flooding.  The Company had opened a MyStudio in Nashville’s Opry Mills on March 19, 2010.  Our studio has been closed since the beginning of such flooding. The mall is expected to remain closed indefinitely for major mall remediation. While the studio has suffered flood damage, we are in the process of returning the studio to our corporate offices to complete restoration.  We will reinstall this studio in an alternative mall location in the immediate future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three and nine months ended March 31, 2010 and 2009. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

Corporate Background

MyStudio, Inc. of Scottsdale, Arizona was formed in 2004 to develop the MyStudio® concept.  In April 2007, it completed a reverse merger with Studio One Media, Inc., (formerly Dimensional Visions, Incorporated).  The acquisition of MyStudio, Inc. by Studio One Media, Inc. (the “Company”, “Registrant” or “Studio One”), included a one-for-one, stock-for-stock transaction, involving the issuance of 7 million shares of Studio One Media, Inc. stock to the shareholders of MyStudio, Inc.

Studio One is a Delaware publicly-traded company on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of March 31, 2010, there were 23,639,394 shares issued and outstanding.  Insiders and affiliates control approximately 40% of the issued and outstanding shares.  Since April 2006, the Company has raised approximately $10.8 million in the form of equity for purposes of research and development and the launch of MyStudio.

Commencement of Operations

Since 2004, Studio One and its wholly-owned subsidiary, MyStudio, Inc., have been engaged in the research and development of proprietary, leading edge audio and video technologies for professional and consumer use.  During the first quarter of fiscal year 2009, the Company transitioned from a development stage company to an operating entity with the installation of its first MyStudio on September 29, 2008.

Quarterly Update

Following is a summary of significant recent activities:

Studios

The Company’s aggressive debt reduction program continued with a 27% decline in debt during the quarter. This contributed to an overall 54% reduction in our liabilities to a total of $1,024,419 over the last nine months.

Revenues for the quarter were generated primarily from the one MyStudio located in Arizona. On March 19, 2010, the Company relocated its Scottsdale Fashion Square studio to Arizona Mills mall in Tempe, Arizona.  Arizona Mills offers a high annual mall traffic count, lower base rent and more favorable demographics.   As a result of the relocation, our studio operations in Arizona were closed from March 11 to March 19, 2010, hence there were no revenues generated for the Company during this period.  This studio has since generated favorable session revenues relative to the prior Scottsdale location.

The Company additionally opened a studio in the Opry Mills mall in Nashville, Tennessee on March 19, 2010.  The Company negotiated a favorable lease in a high-profile, high-traffic mall.  Based on the significant music scene in the Nashville area, this was deemed to be an ideal location for the studio.   Despite favorable session revenues upon its introduction in Nashville, the studio was recently closed due to catastrophic flooding in the area that adversely affected the mall.  Our studio has been closed since the beginning of that flooding.  The mall is expected to remain closed indefinitely for major mall remediation.  The studio was fully insured and has been returned to our corporate offices to complete restoration. We will reinstall this studio in an alternative mall location in the immediate future.

The Company opened its fourth studio in the Sawgrass Mills mall on April 30, 2010.  Sawgrass Mills is located within minutes of Ft. Lauderdale and Miami, Florida and is host to nearly 26 million visitors annually.

The Company is scheduled to rollout its fifth and sixth studios by the end of June 2010.  We expect to announce the locations of those studios in the next few weeks.  The studio located in Hollywood remains in a showroom environment for private showcasing to the investment and entertainment community.  The Company expects to open the Hollywood studio to the public upon the launch of its national marketing and public relations campaign commencing with the opening of its sixth MyStudio.

The studios are currently outsourced for manufacture to an Arizona-based manufacturing company.  The Company is evaluating manufacturing alternatives.  We expect to place a purchase order for a large number of studios to be deployed in the second half of calendar 2010, subject to financing.  The Company remains focused on having critical mass for its studio operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

AfterMaster

The Company recently announced that its wholly-owned subsidiary, MyStudio Audio Labs, Inc., will open a new audio mastering facility at the legendary Crossroads of the World entertainment complex in Hollywood on May 30, 2010. The new facility will allow the Company to ramp up remastering of both new and catalogue music using its revolutionary AfterMaster® technology.

The studio will be headed up by MyStudio Vice President of Audio Engineering Shelly Yakus, who was instrumental in the research and development of the AfterMaster technology.   Rodney “Darkchild” Jerkins and Richard Perry, recent additions to the Company’s advisory board, will play a significant role in the industry’s broad adoption of AfterMaster.

The Company believes that its AfterMaster process makes music significantly louder, fuller and more exciting than traditionally mastered music. The technology is a proprietary, patent-pending combination of hardware and software which was developed over the last four years by the MyStudio audio engineering team.  It can be applied on virtually all audio sources including, music, radio, television and film.

The AfterMaster process can be used to create both a master from a master audio mix or to “AfterMaster” existing music that has already been mastered. AfterMaster allows any mastered audio to be remastered without the need to access the master mix. The business model includes the AfterMastering of both new music releases as well as catalogue music. The Company believes that the technology can be the technological impetus that can revitalize the music industry by providing consumers an unprecedented leap in sound quality and added value.

Corporate

In May 2010, the Company hired Tony Quist as Vice President of Marketing.  Mr. Quist is an accomplished sales and marketing executive responsible for creating multi-million dollar sponsorships for his previous employers.    The Company had chosen not to invest substantial dollars in marketing to date as it believed major marketing efforts were not prudent without a national footprint for MyStudio.  Upon the successful installation of its sixth studio, the Company expects to significantly increase its marketing efforts nationwide to drive session revenue, sponsorship and advertising revenues.  Having six studios in major metropolitan areas, the Company believes that it has a much greater opportunity to gain national attention of large sponsors who understand the opportunity to partner with MyStudio for promotion, contests, auditions, etc. to favorably market their own businesses.

The Company continues to operate with a lean overhead structure and remains focused on using its capital to deploy MyStudios throughout the United States.  The Company also entered into a financing agreement with an unrelated third party to fund up to $1,000,000 in four equal increments.  The proceeds of each advance by the lender to Studio One are to be used to manufacture, ship, install and operate the audio/video recording studios serving as collateral for such advance.  Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years, and a security agreement granting the lender a first lien on specified studios.  At March 31, 2009, the lender had advanced a total of $250,000 for this purpose.  Subsequent to March 31, the lender has advanced an additional $250,000.

Advisory Board

Studio One has had continued success attracting leading business, media and entertainment executives to its advisory board.  These advisory board members provide invaluable advice and insight, as well as industry connections that allow the Company to execute its business plan.  Additions to the advisory board during the quarter include Rodney “Darkchild” Jerkins, Richard Perry, Diane Warren and, most recent Sheila Jaffe.

Mr. Jerkins is a multiple Grammy Award winning producer/songwriter with a nearly unprecedented discography among today’s top artists. Rodney has added to the hit lists of music talents such as Lady Gaga, Beyonce, Madonna, Black Eyed Peas, Brandy, Jennifer Lopez, Michael Jackson, Mary J. Blige, Whitney Houston, Toni Braxton, Keyshia Cole, Britney Spears, Cher, Janet Jackson, Destiny’s Child, Natasha Bedingfield, The Pussycat Dolls, N’Sync, Gwen Stefani, Fantasia, Ludacris, Jamie Foxx, Monica, The Spice Girls, Joe, Ray J and countless others.

Mr. Perry is a world renowned record producer and seven time Grammy Award nominee, as well having been twice named Billboard’s “Producer of the Year”.  He is known for producing more hit singles for more artists than anyone in music history. His illustrious 35 year career has resulted in the production of 15 platinum and 28 gold albums.  The extensive list of artists he has produced include Barbra Streisand, Rod Steward, Ray Charles, Carly Simon, The Pointer Sisters, Tina Turner, Willie Nelson, Ringo Starr, Diana Ross, The Temptations, Neil Diamond, Fats Domino, Ella Fitzgerald and many others.

Ms. Warren is considered to be the most prolific and successful contemporary songwriter of our time.  Her songs have been nominated for four Golden Globes, six Academy Awards and nine Grammy Awards, including one win.  Ms. Warren has the honor of being named Billboard’s “Songwriter of the Year” four times and being inducted into the Songwriters’ Hall of Fame. Her songs have been written for such iconic artists as Aerosmith, Elton John, Tina Turner, Barbra Streisand, Aretha Franklin, Eric Clapton, Celine Dion, Britney Spears, Kelly Clarkson, and many more. In addition to her successful songwriting career, she is developing new acts on her label, Di-Namic, which is distributed by Atlantic Records.

Subsequent to March 31, 2010, casting legend Ms. Sheila Jaffe, joined the Studio One Advisory Board to assist in the development of casting and audition initiatives for MyStudio.

Ms. Jaffe is a partner in Walken/Jaffe Casting, one of the premier sources for identifying talent for television and motion pictures throughout Hollywood.  Her career as a casting director over the past two decades has included involvement in over 120 productions.  Her keen eye and understanding of casting needs has helped drive the successes of Entourage, The Sopranos, Rambo, Blind Date and many other blockbuster hits.

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

Over the last six years, Studio One and its wholly-owned subsidiary, MyStudio, Inc., have been engaged in the research and development of proprietary, leading-edge audio and video technologies for professional and consumer use.

Studio One introduced its first groundbreaking product in September 2008.  To date, the Company has installed four studios and expects to install two additional studios by the end of the fiscal year.   As discussed above, the Nashville studio was damaged in the recent floods and may be redeployed upon completion of a formal damage assessment and related repairs.   The Hollywood studio was introduced in August 2009 and currently resides in a showroom on Sunset Boulevard where it is being showcased for entertainment industry executives; this studio is expected to be permanently relocated in a local mall at a future date.

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

MyStudio® HD Recording Studios

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

We partnered with entertainment moguls Simon Fuller, Perez Hilton and Jamie King in the casting for Boy Band, a contest to identify five males between the ages of 13 and 21 with outstanding dance and vocal talent to form a high profile band.  Mr. Fuller is the producer of the hit show American Idol.  Mr. Hilton is a famous celebrity gossip columnist with a very extensive following.  Mr. King is a world renowned choreographer.

We partnered with Boy Band to provide for convenient and easy auditions.  They understand how MyStudio can be successfully utilized for auditions without spending hundreds of thousands of dollars and months on the road auditioning large numbers of potential entertainers.  In addition, MyStudio was responsible for developing the website for the contest, which can be accessed at www.boybandsearch.com.

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

MyStudio Advertising Revenue.   The exterior of the studios contain eight (8) 37” LCD flat screen monitors that are used to promote MyStudio and display advertising messages from selected sponsors and third party advertisers.  The Company has successfully sold on-studio advertising, and the Company believes that it will secure national advertising sponsors when it has multiple studios in operation.

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

MyStudio Marketing and Promotion Strategy

In May 2010, the Company hired Tony Quist as Vice President of Marketing.  Mr. Quist is an accomplished sales and marketing executive responsible for creating multi-million dollar sponsorships for his previous employers.    The Company had chosen not to invest substantial dollars in marketing to date as it believed major marketing efforts were not prudent without a national footprint for MyStudio.  Upon the successful installation of its sixth studio, the Company expects to significantly increase its marketing efforts nationwide to drive sponsorship and co-op advertising revenues.  Having six studios in major metropolitan areas, the Company believes that it has a much greater opportunity to gain national attention of large sponsors who understand the opportunity to partner with MyStudio for contests, auditions, etc. to favorably market their own businesses.

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

Over the current year, the Company has announced a number of contests which have driven traffic to the studio and increased brand awareness, including The Grammy Foundation, The Comedy Store, Project Ethos in conjunction with The House of Blues, and the Gotham Comedy Club.

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

AfterMaster ®

The Company has recently completed the research and development of a new technology for mastering audio that it has branded AfterMaster. The AfterMaster technology falls under the recently incorporated MyStudio Audio Labs, Inc., a wholly-owned subsidiary of the Company. The Company believes that its AfterMaster process for mastering audio makes music significantly louder, fuller and more exciting than traditionally mastered music.  The technology is a proprietary, patent pending combination of hardware and software which was developed over the last four years by the MyStudio audio engineering team.  It can be applied on virtually all audio sources including, music, radio, television and film.

The AfterMaster process can be used to create both a master from a master audio mix or to “AfterMaster” existing music that has already been mastered. MyStudio AfterMaster allows any mastered audio to be remastered without the need to access the master mix. The business model includes the mastering and “AfterMastering” of both new music releases as well as catalog music. The Company believes that AfterMaster can be the technological impetus that can revitalize the music industry by providing consumers with a new leap in sound quality and added value.   Some music industry experts who have recently been introduced to our technologies have equated it with high definition television: this technology has the opportunity to do for music what HD has done for television.

The first commercial music release utilizing the AfterMaster technology was Janet Jackson’s new single, “Make Me.”  This song was released by Universal Music and produced by nationally recognized record producer Rodney Jerkins.  This song rose to #1 on the Billboard’s Dance/Club Play Chart

The Company remains focused on identifying significant revenue opportunities with the major record labels using these technologies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Manufacturing

The studios are currently outsourced for manufacture to an Arizona-based manufacturing company.  The Company is evaluating manufacturing alternatives.

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

Employees

As of March 31, 2010, we employed twenty one full-time employees, as well as eight part-time employees for the studios.  We expect to hire additional employees in the future to handle anticipated growth.  We believe that our relationship with our employees is good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 5,400 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona.  On June 15, 2008, we expanded into and also occupy approximately 5,400 square feet adjoining the original premises.  Under the terms of the extended, expanded lease, we occupy the premises on a month-to-month basis.  The total lease expense is $10,278 per month, payable in cash, common stock of the Company and on-studio advertising.

The Company has entered into various short-term specialty leases for its various MyStudios.  The monthly rents for these locations is at market rates commensurate with other kiosk operations.  The Company has also recently entered into a one year lease for a recording studio in Los Angeles, California.

RESULTS OF OPERATIONS

Revenues
	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Session Revenues	$54,320	$40,495	$99,405	$56,934
Advertising Revenues	11,393	12,916	32,679	23,872

Total Revenues	$65,713	$53,411	$132,084	$80,806

The Company generated revenues of $65,713 for the third fiscal quarter ended March 31, 2010, compared to $53,411 for the comparable period in fiscal 2009.   The revenue for the nine months ended March 31, 2010 increased by 63% over the comparable nine month period ended March 31, 2009, from $80,806 to $132,084.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Barter revenues are broken out between studio session income and advertising income.  Of the $54,320 of studio session income for the three months ended March 31, 2010, $10,320 was cash and the remaining $44,000 was in barter.  For the comparable three months ended March 31, 2009, of the $40,495 in studio session income, $13,750 was cash and $26,744 was in barter.  Of the advertising income for the three months ended March 31, 2010, $10,643 was barter.  All of the advertising revenue for the period ending March 31, 2009 was in barter.

While the Hollywood studio opened in August 2009, it is used to showcase MyStudio to the music and entertainment industry in Los Angeles.  The Company expects to begin generating revenues from this studio at a future date.

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

Cost of Sales	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Cost of Sales	$50,269	$42,601	$131,497	$90,384

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The Company launched its first studio on September 29, 2008.  The Company began generating revenues during in October 2008, hence there were no cost of sales in the first quarter of fiscal 2009.  The increase in cost of sales for both the three and nine months ended March 31, 2010, over the comparable periods for the prior fiscal year, is attributable, primarily, to the opening of additional studios in Hollywood and Nashville.

Research & Development Expenses	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Research & Development Expenses	$8,410	$15,718	$28,084	$464,595

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

Studio One completed the major research and development of MyStudio in the first quarter of 2009, which is responsible for the significant decrease in the research and development expenses.  The Company continues to make additional investments in research and development to further enhance the customer experience for both the studios and website.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Costs and Expenses	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Advertising Expenses	$8,756	$21,763	$95,846	$240,527
Cost of Barter Exchanges	54,643	38,818	100,929	60,699
Depreciation and Amortization Expenses	55,722	53,733	140,131	64,242
Professional Fees	911,009	297,702	2,609,153	2,721,668
General and Administrative Expenses	479,494	422,310	1,199,945	1,434,350

Other Costs and Expenses	$1,509,624	$834,326	$4,146,004	$4,521,486

Other costs and expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology, financial advisory services, consulting and other outsourcing services.

Total other costs and expenses increased in the three month period ended March 31, 2010 by $675,658 compared to the three months ended March 31, 2009 primarily due an increase in financial advisory and professional fees and costs associated with shipping, installing, and launching the studio in Nashville.  The increase in financial advisory and professional fees is primarily attributable to non-cash expenses from shares and warrants/options issued to various employees and consultants for services rendered during the period.    In addition, during the three-month period ending March 31, 2010, the company adjusted the amount it expects to recover from its receivable from an unrelated third party, by charging $134,885 to bad debt expense, which is included in the general and administrative category of expenses.

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

Net Income/(Loss)	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Net Income/(Loss)	$(1,443,029)	$(839,459)	$(4,121,425)	$(5,000,811)

The increase in net loss for the three months ended March 31, 2010, as compared to the comparable period in the prior fiscal year was due to a variety of factors including increased expenses relating to financial advisory services, professional and consulting services, and the bad debt expense associated with the adjustment in the collectability of its receivable from an unrelated third party, and increased depreciation expense associated with the placement of various studios in service, all of which occurred during this period.  Conversely, the decrease in the net loss for the nine months ended March 31, 2010 as compared to the comparable periods in the prior fiscal year was primarily due to a decline in research and development costs associated with the completion of the development of the studio, lower professional and general and administrative costs, as well as continued cost containment efforts on the part of the Company.

NET OPERATING LOSSES

We have accumulated approximately $19,358,547 of federal net operating loss carry forwards as ofMarch 31, 2010, which expire in various years through 2029.  In addition, the Company has state carry forwards of approximately $19,052,425, which the Company believes may be offset against future taxable income through 2029.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2009 or the three and nine months ended March 31, 2010 and 2009, because the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $132,084 during the nine months ended March 31, 2010 as compared to $80,806 for the comparable period in the prior year.  The Company has incurred losses since inception of $19,358,547.  At March 31, 2010, the Company has a working capital deficit of $627,265, which is an improvement of $1,065,230 from June 30, 2009.  The decrease in the working capital deficit was primarily due to lower accounts payable, as the conversion of various notes payable to common stock of the Company, and the extinguishment of a debt at an amount less than previously carried on the books of the Company.  These decreases, however, were offset to some extent by the write-off of part of the receivable from an unrelated third party.

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

As of March 31, 2010, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of common stock, the sale of preferred stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

History of Operations and Dependence on Future Developments.

Studio One Media, Inc. (the “Company”, “Studio One” or “Registrant”) was originally organized in Delaware on May 12, 1988 as Dimensional Visions Group, Ltd.  The Company ceased all marketing and sales activity during the last quarter of 2002.

On March 28, 2006, the Company changed its name to Studio One Media, Inc.  On March 29, 2006, the Company entered into an agreement to purchase 100% of MyStudio, Inc. (f/k/a Studio One Entertainment, Inc.) of Scottsdale, Arizona, in a one-for-one, stock-for-stock transaction.  MyStudio, Inc. owns proprietary audio/video recording technology, patent and trademark applications, studio design, methods and related concepts for MyStudio.  MyStudio is a self-contained interactive video recording studio designed for installation in shopping malls and other high traffic areas.  The studios enable the public, for a fee, to record their video and audio images in a stand alone, state-of-the-art recording studio and enter their MyStudio performances in music, modeling and other talent related contests.  In addition, MyStudio can be used to record video resumes, dating profiles and personal messages.  The Company believes MyStudio methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

The reverse merger of MyStudio, Inc. was completed on April 17, 2007, with the exchange of 7 million shares of the Company’s common stock for an equal number of shares of MyStudio, Inc. common stock constituting 100% of the issued and outstanding shares of MyStudio, Inc.  MyStudio, Inc. operates as a wholly-owned subsidiary.

The Company opened its first studio on September 29, 2008 and intends to place its studios in malls across America, as well as expand into other high traffic locations, theme parks and airport terminals – both domestically and internationally.  Ultimately, Studio One intends to be a one-stop accessible facility that acts as a link between aspiring entertainers and the acting, fashion and music industries.  Revenues for the Company are generated by both services provided by the studio, such as session revenues, as well as through on-studio and website advertising.

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

ITEM 1A - RISK FACTORS - continued

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

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright, trademark and patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally.  MyStudio, Inc. has filed 25 patent applications relating to MyStudio and related technologies and processes, and while the Company believes the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued.  If circumstances make it impossible to try to adequately protect our intellectual property that intellectual property could be used by others without our consent and there could be material adverse consequences to the Company.  We have filed eight trademark applications and have received Notices of Allowance on four of those applications.  Effective protection may not be available for our service marks.  Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks.  Our competitors, if any exist, or others may adopt product or service names similar to those used by the Company, thereby impeding our ability to build brand identity and possibly leading to client confusion.  If circumstances make it impossible to adequately protect the name and brand that result could seriously harm our business.

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

Dilution; Dilutive Effect of Future Transactions.

As of March 31, 2010, the Company had 23,639,394 shares of common stock, $0.001 par value, issued and outstanding.  The Company contemplates issuing a maximum of 1,500,000 shares of common stock pursuant to its 2009 Stock Incentive Plan approved by the Board on June 10, 2009, and further shares to certain of its management, directors, officers, employees and consultants in the immediate future.  The Company also had 670,473 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 307,672 shares of common stock.  In addition, the Company had warrants outstanding that would permit, if exercised, the issuance of 3,994,717 additional shares of common stock at an average exercise price of $1.81 and stock options to various employees and consultants granting the right to purchase 437,429 shares at an average price of $0.58.  The issuance of additional shares by the Company will result in a further dilution of the Company, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership of the Company.  If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 1A - RISK FACTORS - continued

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

Voting Control.

As a result of the acquisition of MyStudio, Inc., certain persons, either individually or acting together, are able to elect a majority of Directors or to authorize or defeat any proposal presented to the stockholders for action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On May 6, 2004, the Registrant amended its Articles of Incorporation to authorize the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant has 23,639,394 post-reverse shares of common stock outstanding, as well as 670,473 shares of preferred stock issued and outstanding as of March 31, 2010.  The preferred shares are convertible into 307,672 shares of restricted common stock.

(b)
During the nine months ended March 31, 2010, the Company accepted subscriptions for 3,226,576 shares of unregistered restricted shares of common stock at an average price per share of $0.55 for a total of $1,781,625 and agreed to issue 400,000 shares pursuant to warrants granted in connection with such placements.  Generally, the warrants may be exercised at any time within a one to two-year period beginning on the date of the respective investments at an average exercise price of $0.50.  The Company also agreed to issue 1,385,750 shares pursuant to stock options and warrants granted to various employees and consultants which may be exercised at varying times ranging from two to ten years at an average exercise price of $0.53 per share.  In addition, the Company issued 377,051 shares in conversion of preferred shares and 1,233,456 shares in conversion of debt valued at $739,846.  During the nine months ended March 31, 2010, warrantholders exercised various warrants for 238,084 shares for a total of $163,042, an average of $0.65 per share.  The Company also issued 250,000 shares of common stock for technology valued at $250,000.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  We believe that the sale of the unregistered restricted common stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.

(c)
During the nine months ended March 31, 2010, the Company also issued 1,896,780 shares of the Company’s common stock for consulting, legal and other services rendered to the Company valued at $1,463,013.  We believe the issuance of the shares listed in this Item 2(a) are exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and reports filed under the Securities Exchange Act of 1934. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

(d)
In June 2009, the Company adopted the 2009 Long-Term Incentive Plan intended to aid the Company in attracting and retaining key employees and consultants, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.   As of March 31, 2010, the Company had granted stock options under this Plan to fourteen eligible participants to purchase, in the aggregate, 466,000 shares of the Company’s common stock.  The exercise period for each of the grants ranges from two to three years from the date of grant and the average exercise price in each instance is $0.56.  One individual exercised her rights under the stock option grant, and the Company issued 28,571 shares for $10,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On May 6, 2004, the Registrant (formerly known as Dimensional Visions Incorporated) filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State for the State of Delaware. The number of shares common stock of the Registrant outstanding and entitled to vote on an amendment to the Articles of Incorporation was 61,771,510. The May 6, 2004 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment authorized the Registrant to reverse its issued and outstanding shares, giving one (1) new share for each sixty (60) existing shares issued and outstanding. The Registrant now has 23,639,394 post-reverse shares outstanding.

(b)
On April 17, 2007, the Company announced that it had finalized the purchase of MyStudio, Inc., through an all-stock transaction. The purchase was pursuant to an agreement entered into by the companies dated March 29, 2006. The purchase included the exchange of 7,000,000 restricted common shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of MyStudio, Inc. The purchase includes all right, title and interest to MyStudio, Inc.’s proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications. MyStudio, Inc. operates as a wholly-owned subsidiary of Studio One Media, Inc. The transaction was approved by consent of a majority of the shareholders of Studio One Media, Inc. and MyStudio, Inc.

(c)	During the three months ended March 31, 2010, no matters were submitted to the shareholders for a vote.

ITEM 5. OTHER INFORMATION

Shell Company Status

Studio One Media, Inc. (the “Company”) ceased being a shell company on April 17, 2007 when it finalized the purchase of MyStudio, Inc.   Form 10-KSB filed by the Company for the year ended June 30, 2007, and the Company’s Form 10-QSB for the quarterly periods ended September 30, 2008 and March 31, 2007, incorrectly indicated that the Company remained a shell company after April 17, 2007.

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

ITEM 5. OTHER INFORMATION -continued

Subsequent Events:

The Company entered into a financing agreement with an unrelated third party to fund up to $1,000,000 in four equal increments.  The proceeds of each advance by the lender to Studio One are to be used to manufacture, ship, install and operate the audio/video recording studios serving as collateral for such advance.  Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years, and a security agreement granting the lender a first lien on specified studios.  The principal and interest on these notes may be converted at the lender’s option into common stock based on a conversion price of fifty cents ($0.50) per share.  At March 31, 2009, the lender had advanced a total of $250,000 under this financing agreement.  Subsequent to March 31, the lender has advanced an additional $250,000.

In May 2010, the Nashville area suffered catastrophic damages as a result of flooding.  The Company had opened a MyStudio in Nashville’s Opry Mills on March 19, 2010.  We were informed by local mall management that the mall would remain closed indefinitely due to substantial flood damage.  Our studio has been closed since the beginning of such flooding. While the studio has suffered flood damage, we are in the process of returning the studio to our corporate offices to complete restoration. We will reinstall this studio in an alternative mall location in the immediate future.

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

STUDIO ONE MEDIA, INC.

Date: May 17, 2010	By:	/s/ Preston J. Shea
Preston J. Shea
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: May 17, 2010	By:	/s/ Preston J. Shea
Preston J. Shea
Title: Director, President, Chief Executive, Secretary

STUDIO ONE MEDIA, INC.

Date: May 17, 2010	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer