Form 10-K
period 2010-06-30
STUDIO ONE MEDIA, INC.
filed 2010-10-12
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2010

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,783,000.  Shares of Common Stock held by each officer and director and each person, to Registrant’s knowledge, who owns more than 5% or more of the Registrant’s outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

As of October 6, 2010, the number of shares of Registrant’s Common Stock outstanding was 26,774,590.

DOCUMENTS INCORPORATED BY REFERENCE

None

STUDIO ONE MEDIA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED
       JUNE 30, 2010

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may relate to such matters as  the Company’s (and its subsidiaries) business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  All statements herein contained in this Report, other than statements of historical fact, are forward-looking statements.

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “budget,” “budgeted,” “believe,” “will,” “intends,” “seeks,” “goals,” “forecast,” and similar words and expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.  We caution our readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in the forward looking statements, including those factors described under “Risk Factors” and elsewhere herein.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.  These risks and uncertainties, many of which are beyond our control, include:

•	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in growth and growth rate of our operations, business, revenues, operating margins, costs, expenses and acceptance of any products or services;

•	volatility of the stock market, particularly within the technology sector;

•	our dilution related to all equity grants to employees and non-employees;

•	that we will continue to make significant capital expenditure investments;

•	that we will continue to make investments and acquisitions;

•	the sufficiency of our existing cash and cash generated from operations;

•	the increase of sales and marketing and general and administrative expenses in the future;

•	the growth in advertising revenues from our websites and studios will be achievable and sustainable;

•	that seasonal fluctuations in Internet usage and traditional advertising seasonality are likely to affect our business; and

•	general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.  We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

All references in this report to “we,” “our,” “us,” the “Company” or “Studio One” refer to Studio One Media, Inc., and its subsidiaries and predecessors.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of June 30, 20010, there were 25,891,768 shares issued and outstanding.   Since April 2006, we have raised approximately $11 million in the form of equity for purposes of research and development and the launch of MyStudio and AfterMaster.

The Company’s office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Commencement of Operations

Over the last seven years, we (formerly known as Studio One Entertainment, Inc.) have been engaged in the research and development of proprietary, leading-edge audio and video technologies for professional and consumer use. During the first quarter of fiscal year 2009, we transitioned from a development stage company to an operating entity with the installation of its first MyStudio® HD Recording Studio in September 2008.

Business

We are a diversified media and technology company based in Scottsdale, Arizona.  Our subsidiaries and divisions include MyStudio, Inc., MyStudio Audio Labs, Inc., MyStudio Music and MyStudio Management.

Over the last seven years, we have been engaged in the research and development of proprietary, leading-edge audio and video technologies for professional and consumer use.

Business Update

During fiscal 2010, we transitioned from having a single studio in beta-testing to moving into full operational mode with studios in multiple markets.  Despite the overall difficulty in the capital markets over the past two years, the Company has been able to raise capital to launch these studios, as well as place an order for 15 additional studio chassis.  These capital markets have constrained the Company’s growth and the full implementation of its business plan for the studio rollout and national marketing campaign for MyStudio.  Management remains focused on gaining critical mass for MyStudio to attract national sponsors and high-profile strategic partnershipsto drive revenue growth.

We also introduced a second product during the year that has been branded as AfterMaster.  This revolutionary audio technology has received very favorable reviews from the major music labels and is well positioned for substantial growth in fiscal 2011 as described herein.

Studios

Over the past year, we launched four studios in Hollywood, California, Nashville, Tennessee, Miami, Florida and Dallas, Texas.

In August 2009, we introduced our second studio in a showroom in Hollywood, California.  This studio has allowed us to showcase our revolutionary technologies to the music and entertainment industries.  This studio is not open to the general public, and is thus not a source of significant revenues to date.  Having a private viewing environment in which to introduce MyStudio to music and entertainment executives has allowed us to pursue significant future strategic partnerships that would not otherwise materialize had the studio been located in a mall.  We are very enthusiastic about several opportunities thus presented and in discussions, which could have significant revenue opportunities.  Feedback from television executives has been very favorable in terms of understanding the MyStudio technologies and how it has the potential to revolutionize the casting process.  Similar favorable feedback has been received by the music industry that understands the audio and video quality of MyStudio and its future ability to identify up-and-coming musicians.  Having successfully showcased this studio over the past year, we are currently pursuing a relocation of this studio in a high traffic area in Hollywood with the intent of opening it to the general public.

In March 2010, we introduced a third studio in Nashville and relocated theoriginal Scottsdale, Arizona studio.  The Scottsdale studio was relocated to Arizona Mills in Tempe, Arizona.   This mall offered higher visitor traffic, mall demographics more consistent with Phoenix-based users of the studio and substantially lower lease costs.  Our repeat user base has followed us to this mall and allowed us to introduce MyStudio to a broader audience.  Arizona Mills boasts an annual traffic count of nearly 17 million visitors, which is substantially higher than our prior location.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Studios - continued

The next studio was opened at Opry Mills, a high profile, high traffic mall in the Nashville area.  Based on the significant music scene in the Nashville area, this was deemed to be an ideal location for the studio.   Despite favorable session revenues upon its introduction in Nashville, the studio was damaged five weeks later due to catastrophic flooding in the area that adversely affected the mall and our studio.  Our studio has been closed since the beginning of that flooding.  The mall is expected to remain closed indefinitely for major mall remediation.  The studio was fully insured and was returned to our corporate offices for complete restoration. Despite the protracted insurance settlement process, the studio is in the process of being restored and is expected to be installed in an alternative location in the near future.   Opry Mills is expected to remain closed for the remainder of 2010.  We look forward to placing a future studio in this mall upon its reopening based on the positive sales trends experienced in this mall during its short presence.

The Miami studio was opened in Sawgrass Mills in April 2010.  Sawgrass Mills is located within minutes of the Ft. Lauderdale and Miami areas.  The mall is host to nearly 26 million visitors annually.   The Dallas studio was opened in July 2010 at Grapevine Mills mall.  This mall is 1.6 million square feet and hosts approximately 18 million visitors annually.

In addition to the aforementioned five studios, we have completed the assembly of an additional studio.  This studio is expected to be installed soon subject to the final completion of a pending agreement for the placement of this studio in a high profile area.  Management believes that this location has warranted the delayed installation of this studio.

Preparing for substantial growth, we recently placed an order for 15 additional MyStudio chassis. Our new manufacturing partner provides for significant cost savings for the overall studio thus providing for a shorter payback period on the capital investment.  The first of the new chassis is expected to be delivered to us in October 2010.  We are also evaluating our other suppliers for cost savings opportunities.  Subject to the availability of adequate capital, the Company expects to accelerate the rollout of its studios.

We have received significant inbound interest for MyStudio from around the globe.  We will pursue strategic partners with adequate capital reserves to introduce studio in international locations at a future date, but management’s current focus is to introduce MyStudio in key metropolitan markets throughout the United States.

MyStudio.net

MyStudio’s website, MyStudio.net, has seen substantial increases in website traffic over the year. We expect web traffic to grow substantially as additional studios are launched. Such traffic further confirms our thesis that the web property has and is creating significant value for our shareholders.  The leading social media websites, such as Facebook, have created substantial valuations for themselves based on website advertising.  Our more diverse “bricks and clicks” business model allows our shareholders to benefit from multiple revenue streams, with the website being just one of our valuation drivers.

Talent agents have and are using the MyStudio.net as a resource for identifying talent due to the high quality of the audio and video. Several artists have recently been discovered by talent agents since using MyStudio including:   Guy Lundy who was signed by R&B label Allmighty Entertainment and Diamond Hollaway who earned the chance to perform at the legendary Apollo Theater in New York where she won the youth competition from which hundreds of kids from across the country auditioned.  We believe that success stories like these will continue and provide additional traffic to MyStudio.

Strategic Partnerships

As noted above, the Hollywood studio has allowed us to develop a number of strong relationships with potential users of MyStudio for casting and music purposes.  As an example of such relationships formed, we have partnered with entertainment moguls Simon Fuller, Perez Hilton and Jamie King for the auditions for their new Boy Band project, a contest to identify five males between the ages of 13 and 21 with outstanding dance and vocal talent to form a high profile band.  Mr. Fuller is a senior executive with 19 Entertainment and the producer of the hit show American Idol.  Mr. Hilton is a famous celebrity gossip columnist with a very extensive following.  Mr. King is a world renowned choreographer.  We partnered with Boy Band to provide for convenient and easy auditions for Boy Band.  In addition, MyStudio was responsible for developing the website for the contest.

Our relationship with 19 Entertainment continues to grow with the recent hosting of auditions for If I Can Dream, a new reality television show co-sponsored by MySpace.  This new television show chronicles the lives of aspiring musicians and entertainers as they experience the challenges and triumphs of seeking to become a star using their respective talents.

We expect to announce other auditions for high profile shows in the near future.  We believe that auditions provide a significant revenue opportunity for MyStudio and a steady and repeat user base.  The feedback from casting directors has been very favorable based on the quality and ease of MyStudio for identifying talent. The addition of Sheila Jaffe to our Advisory Board will be valuable to driving the Company’s casting initiatives.

We have recently partnered with The Network Talent, a recently formed talent consortium with modeling agencies from around the globe.  The Network Talent has hosted contests to identify new and emerging models in the Miami and Dallas areas.   Paul Fisher, a long-time member of the Advisory Board, has been instrumental to furthering the Company’s modeling objectives.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Strategic Partnerships - continued

Earlier in the year, we announced our strategic partnership with RealityWanted.com.  RealityWanted.com is a leading source for reality TV casting calls in the U.S.   The partnership provides opportunities for members of both companies to create audition videos for hundreds of top reality television shows.  Most reality TV applicants are missing one of the most critical components to being selected – the video. This partnership creates a turnkey reality TV casting platform to help complete the casting process. Users can easily supplement their RealityWanted.com profiles with a high-quality video that better conveys their talents and unique personality traits giving them a greater chance of being selected for a reality television show.  As MyStudio offers over 1,000 high definition backgrounds, users can pick an environment to best suit their audition. The RealityWanted.com partnership complements our existing multi-year agreement with reality TV producer Mark Burnett Productions.

A subsequent announcement was made for a partnership with Back Stage Casting.  Like RealityWanted.com, Back Stage is a leading source for casting calls, but primarily focuses on live performances.

Since June 2010, we have announced a number of contests which have driven traffic to the studio and increased brand awareness, including The GRAMMY Foundation, Hollywood Music in Media, The Comedy Store, the Gotham Comedy Club and many others. All of these events drive additional traffic to the studios.

AfterMaster

In October 2009, we announced our revolutionary AfterMaster product. We believe that the AfterMaster process makes music significantly louder, fuller and more exciting than traditionally mastered music. The technology is a proprietary, patents-pending combination of hardware and software which was developed over the last five years by the MyStudio audio engineering team.  It can be applied on virtually all audio sources including, music, radio, television and film.

The AfterMaster process can be used to create both a master from a master audio mix or to “AfterMaster” existing music that has already been mastered. AfterMaster allows any mastered audio to be remastered without the need to access the master mix. The near-term focus of AfterMaster is on new music releases as well as catalogue music; subsequent efforts will focus on television and motion pictures. We believe that the technology can be the technological impetus that can revitalize the music industry by providing consumers an unprecedented leap in sound quality and added value.

We continue to have favorable discussions with several major record labels to AfterMaster new and existing catalog music.  The first commercial music release utilizing our AfterMaster technology was Janet Jackson’s new single, “Make Me,” produced by nationally recognized producer Rodney Jerkins.   AfterMaster has also been utilized on music by Lady Gaga, Ray J, Shontelle, among others.  We expect to announce other significant musical releases using our technology in the very near future.

We recently opened a new audio mastering facility at the legendary Crossroads of the World entertainment complex in Hollywood. The new facility will allow the Company to ramp up remastering of both new and catalogue music using its AfterMaster technology.  The studio is headed up by Vice President of Audio Engineering Shelly Yakus, who was instrumental in the research and development of the AfterMaster technology.

Recent additions to the Advisory Board, including Rodney Jerkins, Richard Perry and Diane Warren, are expected to play a significant role in positioning AfterMaster for broad adoption within the music industry.

Corporate

Our revenues to date have been below targeted levels.  We have purposely refrained from expending significant marketing dollars for only a few studios.   We have noted, however, that all studios receive an uplift in session revenues with the introduction of each new studio.  We attribute this uplift to broader viral awareness of the studios and the addition of new contests and auditions.  These favorable trends are expected to accelerate as the Company gains a greater national presence from the placement of addition studios and the launch of the national marketing campaign as described below.

Our aggressive debt and payables reduction program resulted in a 51% decline in balance sheet liabilities during the year. We continue to minimize our overhead structure and remain focused on using capital to deploy MyStudio throughout the United States.

We recently hired Tony Quist as Vice President of Marketing.  Mr. Quist is an accomplished sales and marketing executive responsible for creating multi-million dollar sponsorships for his previous employers.   To date, we have chosen not to invest substantial dollars in marketing to date as it believed major marketing efforts were not prudent without a national footprint for MyStudio.  Upon the successful installation of our sixth studio, we expect to significantly increase our marketing efforts nationwide to drive session revenue, sponsorship and advertising revenues.  Having six studios in major metropolitan areas, management believes that it has a much greater opportunity to gain national attention of large sponsors who understand the opportunity to partner with MyStudio for promotions, contests and auditions to favorably market their own businesses.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Advisory Board

During fiscal 2010, the Company added a number of leaders in the music and entertainment industries to its Advisory Board to assist in the development, promotion and strategic direction of its core products.  Additions to the Advisory Board include:

Jason Flom is the newest member of our Advisory Board.  Mr. Flom has served as CEO of Atlantic Records, Virgin Records, Capitol Music Group and Lava Records.  His labels have represented music superstars Katy Perry, Jewel, Hootie & The Blowfish, Stone Temple Pilots, Matchbox 20, Kid Rock, Blue Man Group and many others.

Rodney Jerkins is a multiple Grammy Award winning producer/songwriter with a nearly unprecedented discography among today’s top artists. He has added to the hit lists of music talents such as Lady Gaga, Beyonce, Madonna, Black Eyed Peas, Brandy, Jennifer Lopez, Michael Jackson, Mary J. Blige, Whitney Houston, Toni Braxton, Keyshia Cole, Britney Spears, Cher, Janet Jackson, Destiny’s Child, Natasha Bedingfield, The Pussycat Dolls, N’Sync, Gwen Stefani, Fantasia, Ludacris, Jamie Foxx, Monica, The Spice Girls, Joe, Ray J and countless others.

Richard Perry is a world renowned record producer and seven time Grammy Award nominee, as well having been twice named Billboard’s “Producer of the Year”.  He is known for producing more hit singles for more artists than anyone in music history. His illustrious 35 year career has resulted in the production of 15 platinum and 28 gold albums.  The extensive list of artists he has produced include Barbra Streisand, Rod Steward, Ray Charles, Carly Simon, The Pointer Sisters, Tina Turner, Willie Nelson, Ringo Starr, Diana Ross, The Temptations, Neil Diamond, Fats Domino, Ella Fitzgerald and many others.

Diane Warren is considered to be the most prolific and successful contemporary songwriter of our time.  Her songs have been nominated for four Golden Globes, six Academy Awards and nine Grammy Awards, including one win.  Ms. Warren has the honor of being named Billboard’s “Songwriter of the Year” four times and being inducted into the Songwriters’ Hall of Fame. Her songs have been written for such iconic artists as Aerosmith, Elton John, Tina Turner, Barbra Streisand, Aretha Franklin, Eric Clapton, Celine Dion, Britney Spears, Kelly Clarkson, and many more. In addition to her successful songwriting career, she is developing new acts on her label, Di-Namic, which is distributed by Atlantic Records.

Sheila Jaffe is a partner in Walken/Jaffe Casting, one of the premier sources for identifying talent for television and motion pictures throughout Hollywood.  Her career as a casting director over the past two decades has included involvement in over 120 productions.  Her keen eye and understanding of casting needs has helped drive the successes of Entourage, The Sopranos, Rambo, Blind Date and many other blockbuster hits. Ms. Jaffe was added to the Advisory Board to assist in the development of casting and audition initiatives for MyStudio.

MyStudio HD Recording Studios

We have developed MyStudio, a self contained, state-of-the-art, high definition (“HD”) interactive audio/video recording studio designed for installation in shopping malls and other high traffic areas.

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

MyStudio enables users, for a $20 fee, to record up to a five-minute personalized video with professional-quality backdrop, lighting and sound. The studios feature Hollywood-style green screen technology, and users can select from over a thousand HD virtual backgrounds (static and dynamic) and thousands of exclusively licensed karaoke tracks from EMI Music Publishing and others. The studio lighting is custom programmed for each virtual background, and the sound quality is derived from a specially engineered acoustic design and a proprietary audio signal sequencing process.  Professional users, such as musicians and entertainers, often pay hundreds or thousands of dollars for comparable professionally produced audio and video.

Finished videos are available within minutes of completing the performance for viewing at MyStudio.net. Videos are protected with a privacy passcode, and users can decide whether to make the videos available to the public. The MyStudio.net website offers users the opportunity to share videos and create member profile pages in a dynamic social networking environment. Users may also create links between MyStudio.net and other social networking sites or their own websites, such as their own small businesses. MyStudio.net members can enter contests, order free CDs or DVDs of their performance, download MP3 audio files (restrictions apply), access embedded codes or print high resolution photos from their video.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

MyStudio HD Recording Studios - continued

MyStudio has been used to create videos for music, modeling, comedy, dating, job resumes, auditions, and personal messages and greetings. Users can also enter their videos into industry sponsored music, casting, modeling and comedy contests.  In addition, we have offered various themed holiday greetings, as well as greetings to U.S. troops overseas.

Current MyStudio locations include the Hollywood, California, Phoenix, Arizona, Miami, Florida and Dallas, Texas areas.

MyStudio Business Strategy

Provide High Quality Interactive Recording Studios to the Public.

We believe MyStudio offers a service never before available to the public – a professional quality recording experience at an affordable price.  The HD virtual backgrounds, professional lighting and specially engineered sound cannot be replicated by users at home or outside a professional studio.

Our near-term plan provides for the introduction of MyStudio into major markets throughout the U.S.  We believe there will also be a large opportunity for the product in smaller markets, as well as the opportunity to install multiple studios in key markets where studio traffic is high.

We remain focused on gaining critical mass of studios in the U.S. before pursuing international opportunities.  We believe that MyStudio has significant potential for international markets, especially in Japan and China where karaoke is a major form of entertainment.

The ease and quality of the studios have created significant repeat users and increasing traffic to the Company’s MyStudio.net website.

Connect Talent to Talent Seekers.

MyStudio provides the aspiring artist or entertainer with a cost-effective, professional quality platform to showcase his or her talent.  Entertainers often pay hundreds or thousands of dollars for comparable professionally produced audio and video products.  Users can often afford to make numerous videos to showcase their talents due to minimal price point for using MyStudio.  There have been several instances where users’ videos have allowed them to be discovered by talent agents.

The studios provide entertainment recruiters with an entirely new method for locating talent. Using MyStudio’s software casting applications, casting directors are able to review a standardized and efficient format for judging talent prospects. This contrasts with the inefficiencies of them receiving, loading and screening numerous formats of video (i.e., VHS and DVDs) for talent. Additionally, MyStudio allows prospective contestants to perform their auditions on their own time and in unlimited quantities versus the current casting call standard of having only a few moments and a single opportunity in front of a casting agent.  Reality television producers understand that their shows are only as good as the talent. MyStudio allows for a greater number of contestants to try out for these shows which provides producers with a much deeper well of talent. MyStudio has the ability to set a new standard and create a new marketplace for sellers and buyers of talent.

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

Expand the MyStudio Concept into New Verticals.

The potential utilization of the recording studios extends well beyond the entertainment industry.  The studios can facilitate efficiency, personalization and differentiation in many industries including professional recruitment and staffing, Internet dating, corporate training, online greeting cards and business promotion.  We expect future partnerships with recruiting, dating and greeting card companies.

Business Model

Our “bricks and clicks” business model is currently based upon three primary sources of revenue: recording session fees from the MyStudio studios and advertising revenue from both the individual studios and our MyStudio.net website.  We drive recording session revenue through industry-sponsored music, modeling and talent contests as well as through the addition of new studios and new and repeat users.  These studios in turn drive exponential traffic to the MyStudio.net website as each new video generates a greater number of unique website visitors due to the viral effect of our video sharing offering.

MyStudio Recording Session Revenue.   Each studio is designed to record videos during a mall’s operating hours, which can average 11 hours per day.  We charge $20 per session for use of the studio. Each session lasts up to five minutes.  There are two pay stations on the studio to expedite the song and background selection and payment process.  Additionally, users may prepay their sessions from home and have an opportunity to select from a greater variety of songs and backgrounds.  The two pay stations and home prepayment are designed specifically to increase throughput of those using the studio.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Business Model - continued

We have over 1,000 HD backgrounds from which to select or users may provide their own backgrounds.   Additionally, we offer thousands of songs licensed from EMI Music Publishing for karaoke usage.  In many instances, MyStudio users perform their own songs using their guitar, keyboard or other instruments, which may be plugged into the studios for a professionally sounding quality video.

MyStudio Advertising Revenue.   The exterior of the studios contain eight (8) 37” LCD flat screen monitors that are used to promote MyStudio and display advertising messages from selected sponsors and third party advertisers.  We have successfully sold advertising on the Tempe studio, and we believe that it will secure national advertising sponsors when we have multiple studios in operation.

Website Advertising Revenue.   Visitors, visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for Internet properties.  The user-generated content created in MyStudio is the traffic generator for our MyStudio.net website.  The number of visitors to the MyStudio.net website correlates in an exponential manner to the number of studios in operation.  However, unlike a number of other social media and Internet companies, we are not solely dependent upon website advertising to generate revenues.

Marketing and Promotion Strategy

Our business plan calls for the establishment of regular events, auditions and contests to drive traffic to its studios; this assumption has been confirmed by a marked increase in studio traffic when contests and promotions have been offered.  Our marketing and promotion strategy is designed to drive traffic through the studios which in turn drives traffic to the MyStudio.net website.

In May 2010, we hired Tony Quist as Vice President of Marketing. Mr. Quist is an accomplished sales and marketing executive responsible for creating substantial financial sponsorships for his previous employers.  To date, we have not invested significant dollars for marketing as we believe such marketing efforts would not have been prudent without a national footprint for MyStudio. Upon the successful installation of its sixth studio, we expect to significantly increase our national marketing efforts to drive sponsorship and advertising revenues. With six studios in major metropolitan markets, we believe that we will have a much greater opportunity to gain national attention of large sponsors who understand the opportunity to partner with MyStudio for contests and auditions to favorably market their own businesses.

We will remain focused on forming strategic partnerships at the local, regional and national level with talent seekers (the television, music, film, performing arts and modeling industries), the media (radio and television stations and printed media) and corporate sponsors who may seek access to our expanding user base.  Such partnerships are designed to generate industry-sponsored music, modeling and talent contests to stimulate trial of and demand for the studios.

Despite the lack of a major marketing campaign to date, we have successfully partnered with some of the top names in the entertainment business.

In December 2008, we finalized multi-year partnerships with Mark Burnett Productions for reality television casting and The GRAMMY Foundation to host auditions for various GRAMMY Foundation programs.  Our MyStudio recording studios and our accompanying website, MyStudio.net, have and are being used for auditions and promotions relating to several GRAMMY Foundation programs for young people including GRAMMY Camp®, GRAMMY® Signature Schools and the GRAMMY Jazz Ensembles.

Our agreement with Mark Burnett Productions (“MBP”) provides for the use of MyStudio to augment the casting of MBP television shows, such as Are You Smarter Than a Fifth Grader.  MBP is a leading production company for primetime television, cable and the Internet, and has produced over 1,100 hours of television programming which regularly air in over 70 countries around the world.  We believe the agreement is a significant development in encouraging trial and utilization of MyStudio and creating national exposure for our brand.

In November 2009, we announced our strategic partnership with RealityWanted.com, the leading source for reality TV casting calls in the U.S.  The partnership provides opportunities for members of both companies to create audition videos for hundreds of top reality television shows.  Most reality TV applicants are missing one of the most critical components to being selected – the video. This partnership created a turnkey reality TV casting platform to help complete the casting process. Users can easily supplement their RealityWanted.com profiles with a high-quality video that better conveys their talents and unique personality traits giving them a greater chance of being selected for a reality television show. As MyStudio offers over 1,000 high definition backgrounds, users can pick an environment to best suit their audition.

In January 2010, we partnered with entertainment moguls Simon Fuller, Perez Hilton and Jamie King for the auditions for their new Boy Band project, a contest to identify five males between the ages of 13 and 21 with outstanding dance and vocal talent to form a high profile band.  Mr. Fuller is the producer of the hit show American Idol.  Mr. Hilton is a famous celebrity gossip columnist with a very extensive following.  Mr. King is a world renowned choreographer.  We partnered with Boy Band to provide for convenient and easy auditions for their search.  In addition, MyStudio was responsible for developing the website for the contest: www.boybandsearch.com.

In February 2010, we announced our partnership with Back Stage Casting.  Back Stage is the entertainment industry’s most recognized resource for real-time casting and audition information, acting advice, job listings and entertainment news.  Utilizing MyStudio, Back Stage can now offer its members and audition pieces for specific casting calls.  Film, theater and television productions are asking actors to submit audition videos specific to their projects to streamline the casting process and identify the most talented candidates.  MyStudio offers actors a high quality, convenient and inexpensive way to create their professional videos and increase their chances of being selected.  The Back Stage partnership complements our existing partnerships with Mark Burnett Productions and RealityWanted.com.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Marketing and Promotion Strategy - continued

In August 2010, we again associated ourselves with Mr. Fuller through 19 Entertainment’s and MySpace’s auditions for If I Can Dream, a new post-reality television concept offered through Hulu.com.  MyStudio was used by a number of aspiring artists to perform their audition demos in hopes of being selected to join this show.

A number of other high-profile organizations have hosted contests using MyStudio.  We expect to continue to enter into partnerships with other high profile entertainment companies to ensure steady studio traffic.

Licensed musical content is another facet in our marketing and promotional strategy.  In July 2008, we entered into a multi-year licensing agreement with EMI Music Publishing (“EMI”) which grants us access to EMI’s extensive music catalog.  Notable EMI artists include Madonna, Stevie Wonder, Reba McEntire, Beyoncé, Kelly Clarkson, Alicia Keyes and Elvis Presley.  The agreement allows users to legally incorporate popular music from one of the world’s largest music publishers into their creative endeavors, synchronizing music, voice and video into a single format.  We believe this licensing agreement is unique in the user-generated content industry, and we plan to expand our music licensing activities in the future.

The Company has recently signed an agreement for additional musical content to supplement its existing karaoke offerings and is in discussions with additional parties to further offer the MyStudio users a broad selection of contemporary and popular karaoke songs from which to choose.

We are in discussions with several reality television companies about using the studios for casting.  These companies recognize the casting efficiencies from using MyStudio in terms of screening a greater number of candidates on an expedited basis to provide producers with the best on-screen personalities possible.

We continue to aggressively solicit additional reality TV, music, modeling and comedy audition opportunities and expects to make additional partnership announcements in the future.

AfterMaster

We have completed the research and development for a new audio mastering technology that we have branded AfterMaster. The AfterMaster technology is held by MyStudio Audio Labs, Inc., a wholly-owned subsidiary of the Company. We believe that our AfterMaster process for mastering audio makes music significantly louder, fuller and crisper than traditionally mastered music. The AfterMaster process achieves its sound without adding compression distortion or exceeding recording industry limits of digital zero. The technology is a proprietary, patent-pending combination of hardware and software which was developed over the last five years by the MyStudio audio engineering team.  It can be applied on virtually all audio sources including, music, radio, television and film.

The AfterMaster process can be used to create both a master from a master audio mix or to “AfterMaster” existing music that has already been mastered. The technology allows any mastered audio to be remastered without the need to access the master mix. The business model includes the mastering and “AfterMastering” of both new music releases as well as catalog music.  We believe that AfterMaster can be the technological impetus that can revitalize the music industry by providing consumers with a new leap in sound quality and added value.   Some music industry experts who have recently been introduced to our technologies have equated it with high definition television: this technology has the opportunity to do for music what HD has done for television.

The first commercial music release utilizing the AfterMaster technology was Janet Jackson’s hit single, “Make Me”.  This song was released by Universal Music and produced by nationally recognized record producer Rodney Jerkins.  Additional songs, including music by pop sensation Lady Gaga, have since been released using our technologies.  Advisory Board members Rodney Jerkins and Richard Perry are very influential in the music community and are instrumental to the execution of the AfterMaster business plan.

We are currently focused on employing the AfterMaster technology for music – both existing catalogue and new releases. We believe this technology has the potential for the record labels to generate significant additional revenue from the re-release of their catalogues, while providing their listeners with a better listening experience.  The feedback from the record labels has been very favorable.  We are in discussions with a number of major record labels regarding the use of our technologies for broad commercial use.

Manufacturing

In July 2010, we announced that we had contracted for the manufacture of 15 of its proprietary studio chassis.  This agreement will allow the Company to realize substantial cost savings on the studio relative to the prior manufacturer.  We intend to finance the additional studios through a combination of existing capital resources, raising additional capital and utilization of its existing credit facility.

We are evaluating our other vendors of the studio components to lower the production cost of the studios.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Intellectual Property and Licensing

We have embarked on an aggressive intellectual property program including the filing of numerous foreign and domestic patent applications and trademark applications with the U.S. Patent and Trademark Office all designed to protect what we believe is innovative and proprietary technology. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology.

With respect to licensed content, we will be responsible for paying for all underlying music-related licensing rights including publishing, synchronization and internet performance rights, for karaoke music used in MyStudio videos.

Employees

As of the end of our fiscal year on June 30, 2010, we employed sixteen full-time and eleven part-time employees, including attendants at the MyStudio locations.  We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union nor have they entered into any collective bargaining agreements.

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

History of Operations and Dependence on Future Developments.

We own proprietary audio/video recording technology, patent and trademark applications, studio design, methods and related concepts for the MyStudio HD Recording Studios.  MyStudio is a self contained interactive video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studios enable the public, for a fee, to record their video and voice images in a stand alone, state-of-the-art recording studio and enter their MyStudio performances in music, modeling and other talent related contests.  In addition, MyStudio can be used to record video resumes, dating profiles and personal messages.  We believe MyStudio methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

We opened our first studio in September 2008 and intend to place our studios in malls across America, as well as expand into other high traffic locations, theme parks, airport terminals and theaters.  Ultimately, MyStudio intends to be a one-stop accessible facility that acts as a link between an entertainment hopeful and the acting, fashion and music industries.  Our revenues are generated by services provided by the studio, as well as through website advertising.

We have a history of losses and will likely realize future losses.  MyStudio has limited operations and is currently generating modest revenues.

We are dependent upon our management, certain shareholders and investors for fundraising.  We expect additional operating losses will occur until revenue is sufficient to offset the level of costs to be incurred for marketing, sales, general and administrative and product and services development.  We are subject to all of the risks inherent in establishing an early stage business enterprise.  Since we have limited operations, there can be no assurance that our business plan will be successful.  The potential for our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered with an early stage business and the competitive environment in which we will operate.  A prospective investor should be aware that if we are not successful in achieving our goals and achieving profitability, any money invested in us will likely be lost.  Our management team believes that our potential near-term success depends on our success in, manufacturing, marketing and selling our products and services.

As an early stage company we are particularly susceptible to the risks and uncertainties described herein and we will be more likely to incur the expenses associated with addressing them.  Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development.  These risks are particularly severe among companies in new markets, such as those markets in which we expect we will operate.  Accordingly, shareholders will bear the risk of loss of their entire investment in our shares.

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

ITEM 1A.   RISK FACTORS - continued

Limited Capital and Need for Additional Financing.

The funds currently available to us are inadequate to fully implement our business plan.  Until we have achieved a sales level sufficient to break-even, we will not be self-sustaining or be competitive in the areas in which we intend to operate.  We require additional funding for continued operations and will therefore be dependent upon our ability to raise additional funds through bank borrowing, equity or debt financing or asset sales. We expect to access the public and private equity and/or debt markets periodically to obtain the funds we need to support our operations and continued growth.  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If we cannot obtain needed funds, we may be forced to curtail, in whole or in part, or cease its activities altogether.  When additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership.

We require substantial capital to manufacture our recording studios.  Although we intend to engage in subsequent debt and equity offerings of our securities to raise additional working capital for operations and studio manufacturing, we have no firm commitments for any additional funding, either debt or equity, at the present time.  Insufficient financial resources may require us to delay or eliminate all or some of our studio rollout, marketing and sales plans, which could have a material adverse effect on our business, financial condition and results of operations.  There is no certainty that our expenditures will result in a profitable business as proposed.

Lack of Diversification.

Our size makes it unlikely that we will be able to commit our funds to diversify the business until we have a proven track record, and we may not be able to achieve the same level of diversification as larger entities engaged in this type of business.

Competition.

We know of no competitors offering a similar high-quality, in-mall HD recording studio experience.  We believe that we are first to market with a recording studio with its functionality and quality combined with a groundbreaking website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, giving us valuable time to gain consumer recognition and a foothold in the market. While the technology surrounding MyStudio is cutting edge and unique, we believe there are other factors that will separate us from competitors.  We have embarked on an aggressive intellectual property protection program which we believe will be a significant barrier to market entry to potential competitors.  In addition, we employ individuals who have long standing relationships and expertise in various segments of the entertainment, marketing, finance and communications industries, which we expect will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for MyStudio.

Nonetheless, many potential competitors have greater name recognition, industry contacts and more extensive customer bases that could be leveraged to accelerate their competitive activity.  Moreover, potential competitors may establish future cooperative relationships among themselves and with third parties to enhance their products and services in this market space in which we propose to operate.  Consequently, competitors or alliances may emerge and rapidly acquire significant market share.  We cannot assure you that we will be able to compete effectively with any competitor should they arise or that the competitive pressures faced by us will not harm our business. Such intense competition will limit our opportunities and have a materially adverse effect on our profitability or viability.

Our web property competes in a growing social media market with companies like Facebook, YouTube and MySpace.  We believe our HD-quality and user-generated content is unique and may allow us to differentiate ourself from other social media companies.

Performance - Market Acceptance.

The quality of our products, services, its marketing and sales ability, and the quality and abilities of our personnel are among the operational keys to our success.  We are heavily dependent upon successfully completing our product development, gaining market acceptance and subsequently recruiting and training a successful sales and marketing force.  There can be no assurance that we will be successful in attracting, training or retaining the key personnel required to execute the business plan.  Also, there can be no assurance that we can complete development of new technologies so that other companies possessing greater resources will not surpass it.  There can be no assurance that we can achieve our planned levels of performance.  If we are unsuccessful in these areas, it could have a material adverse effect on our business, results of operations, financial condition and forecasted financial results.  The entertainment industry may resist our business plan and refuse to participate in contests and other sponsorship events.  In that case we would be forced to fund and sponsor its own contests which would affect operating capital, liquidity and revenues.

ITEM 1A.   RISK FACTORS - continued

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright, trademark and patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally.  Studio One and its subsidiaries have filed numerous patent applications relating to MyStudio, AfterMaster and related technologies and processes, and while we believe the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued.  If circumstances make it impossible to try to adequately protect our intellectual property, that intellectual property could be used by others without our consent and there could be material adverse consequences to us.  We have filed several trademark applications and have received Notices of Allowance on four of those applications.  Effective protection may not be available for our service marks.  Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks.  Our competitors, if any exist, or others may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to client confusion.  If circumstances make it impossible to adequately protect the name and brand, this could seriously harm our business.

Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the high technology industry and difficulty in controlling hardware and software.  The laws of other countries may afford us little or no effective protection for our intellectual property.  We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity.  Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business.  There can be no assurance that our competitors, some of which have substantially greater resources, will not obtain patents or other intellectual property protection that will restrict our ability to make and sell its products.  If we are unsuccessful in protecting proprietary and intellectual property rights to MyStudio or AfterMaster related business methods and websites, it could have a material adverse effect on our business, results of operations, financial condition and value, and financial results.

Economic Downturn.

We are susceptible to adverse impacts caused by economic downturns locally and in the markets in which we propose to operate, as well as broader economic downturns affecting a region, or the particular industry sector in which we propose to operate.  There can be no assurance that we will survive any such economic downturn, or if we do survive, that we will be capable of executing or furthering, to any meaningful degree, the originally conceived business plan.

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

Disaster.

A disaster that disables our operations will negatively impact our ability to perform for a period of time.

Dependency on Foreign Components for our Products.

We expect to source components for our products from both inside and outside the United States, which may present additional risks to our business.  International sourcing of components subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices.  We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Dependency on Long Supply Chains.

In some cases we are dependent on long supply chains, which may subject us to interruptions in the supply of many of the products used in the manufacturing and assembly of MyStudio.   The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products.  Factors such as labor disputes, changes in tariff or import policies, severe weather or terrorist attacks or armed hostilities may disrupt these supply chains.  A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and have a material adverse effect on our business, results of operations and financial condition.

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

Terms of Subsequent Financings.

Terms of subsequent financings may adversely impact your investment.  We will engage in common equity, debt, and/or preferred stock financings in the future.  Your rights and the value of your investment in Preferred or Common Stock could be reduced.  Interest on debt securities could increase costs and negatively impacts operating results.  Shares of our Preferred Stock may be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital.  The terms of Preferred stock could be more advantageous to those investors than to the holders of Common Stock.  In addition, if we need to raise more equity capital from the sale of common or preferred stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment.  Shares of Common Stock which we sell could be sold into the market, which could adversely affect market price.

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

ITEM 1A.   RISK FACTORS - continued

Effect of Fluctuations in Operations on the Price of Common Stock.

Our future operating results may fluctuate and cause the price of our Common Stock to decline, which could result in substantial losses for investors.   Our limited operating history makes it difficult to predict accurately our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control.  If our operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:

●	Ability to broadly commercialize and expand MyStudio and/or AfterMaster;
●	Changes in entertainment technology;
●	Price and availability of alternative entertainment available to the public;
●	Availability and cost of technology and marketing personnel;
●	Our ability to establish and maintain key relationships with industry partners;
●	The amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure; and
●	General economic conditions and economic conditions specific to the entertainment industry.

These and other external factors have caused and may continue to cause the market price and demand for our Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities.  If securities class action litigation were to be brought against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could hurt our business.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2010 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will be able to develop commercially viable products or an effective marketing system.  Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of June 30, 2010, we had 25,891,768 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 437,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 1,034,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 549,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 64,814 shares of Common Stock.  In addition, we had warrants outstanding that would permit, if exercised, the issuance of 3,915,887 additional shares of Common Stock at an average exercise price of $1.59.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

Future equity transactions, including exercise of options or warrants, could result in dilution.  From time to time, we sell restricted stock, warrants, and convertible debt to investors in other private placements.  Because the stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes is at or even lower than market prices.  These transactions cause dilution to existing stockholders.  Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to the market price.  Warrants may also be issued to advisors and vendors at times in lieu or in addition to other compensation. Exercises of in-the-money options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved, which could be significant.

Restrictions on Transfer - No Public Market for Preferred Shares or Restricted Common Shares.

Our shares of Common Stock are traded on the Over-The-Counter Bulletin Board System (OTCBB) under the ticker symbol SOMD.  However, for shares that have been issued and are restricted pursuant to SEC Rule 144 of the Securities Act of 1933 (the “Act”), there is presently no public or private market for such shares.  Such shares may only be offered or sold pursuant to registration under or an exemption from the Act and have not been registered under the Act, as amended, or any State securities laws and would be issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

ITEM 1A.   RISK FACTORS - continued

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable.   Our business model requires that additional studios be deployed and operating for us to generate enough revenues to reach break-even.  There are no assurances that such revenues will occur. We expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; pursue further research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

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

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

We are not subject to any dispute, claim or lawsuit or threatened lawsuit alleging the violation of intellectual property rights of a third party.  We believe MyStudio and AfterMaster are not in violation of any patents claimed by others.  To the extent that the Company is ever alleged to have violated a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives.  Any of these claims, with or without merit, could subject us to costly litigation and the diversion of their technical and management personnel.  If we incur costly litigation and our personnel are not effectively deployed, the expenses and losses incurred will increase, and our profits, if any, will decrease.

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

Reliance on Management.

We believe that our present management has the experience and ability to successfully implement our business plan for the foreseeable future.  However, it is likely that we will continue to add to our management and therefore will recruit additional persons to key management positions in the future.  Should we be unsuccessful in recruiting persons to fill the key positions or in the event any of these individuals should cease to be affiliated with us for any reason before qualified replacements can be found, there could be material adverse effects on our business and prospects.  Each officer, director, and other key personnel has or will have an employment agreement with us which will contain provisions dealing with confidentiality of trade secrets, ownership of patents, copyrights and other work product, and non-competition.  Nonetheless, there can be no assurance that these personnel will remain employed for the entire duration of the respective terms of such agreements or that any employee will not breach covenants and obligations owed to us.

In addition, all management decisions will be made exclusively by its officers and directors.  Investors will only have rights associated with minority ownership interest rights to make decisions that affect the Company.  Our success, to a large extent, will depend on the quality of our directors, officers and senior management.

Inability to Attract and Retain Qualified Personnel.

Our future success depends in significant part on its ability to attract and retain key management, technical and marketing personnel.  Competition for highly qualified professional, technical, business development, and management and marketing personnel is intense.  We may experience difficulty in attracting new personnel, may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect.  A shortage in the availability of required personnel could limit our ability to grow.  We cannot assure you that we will succeed in attracting and retaining the personnel we need to grow.

Inability to Manage Rapid Growth.

We expect to grow rapidly.  Rapid growth often places considerable operational, managerial and financial strain on a business.  To successfully manage rapid growth, we must accurately project its rate of growth and:

●	Rapidly improve, upgrade and expand our business infrastructure;
●	Deliver our product and services on a timely basis;
●	Maintain levels of service expected by clients and customers;
●	Maintain appropriate levels of staffing;
●	Maintain adequate levels of liquidity; and
●	Expand and upgrade its technology, transaction processing systems and network hardware or software or find third parties to provide these services.

Our business will suffer if we are unable to successfully manage its growth.

ITEM 1A.   RISK FACTORS - continued

Effects of Amortization Charges/Stock Based Compensation.

Our losses will increase, or our earnings, if applicable, will be reduced, by charges associated with the issuance options and/or warrants.  We have adopted a stock incentive plan for the benefit of our directors, officers, employees and consultants.  The total unearned stock-based compensation will be amortized as a stock-based compensation expense in our consolidated financial statements over the vesting period of the applicable options or shares, generally two to ten years in the case of options granted to employees, officers and directors and two years in the case of options granted to non-employee directors, consultants and third parties.  These types of charges may increase in the future.  The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

Dividend Policy.

There can be no assurance that our proposed operations will result in significant revenues or any level of profitability.  We have not, and do not, anticipate paying cash dividends on our Common Stock in the foreseeable future.  We plan to retain all future earnings, if any, to finance our operations and for general corporate purposes.  Any future determination as to the payment of cash dividends will be at our Board of Directors’ discretion and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board of Directors considers relevant.

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

None.

ITEM 2. DESCRIPTION OF PROPERTIES.

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

We are leasing space at 8560 W. Sunset Boulevard, West Hollywood, California, which serves as both office space and a showroom for MyStudio.  In addition, we lease offices in Los Angeles for use by our audio team in connection with our AfterMaster product.  This is a one-year lease expiring on August 2011.

We lease space at various mall locations for MyStudio pursuant to one-year leases.   The monthly rent for these spaces is at a market rate commensurate with other kiosk operations.  As we expand, we will continue to secure space for its recording studios at various venues and locations throughout the country.

ITEM 3. LEGAL PROCEEDINGS.

We are an interpleader party to a lawsuit in the Southern District of Georgia, Savannah Division, pursuant to which we seek to prevent the release of 100,000 shares of its Common Stock to a third-party and asks the court to return those shares to the Company.   The suit seeks no damages from the Company and we believe that we will prevail in the matter.

Except as described in the preceding paragraph, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders during the current fiscal year.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Studio One’s Common Stock is traded on the Over-The-Counter Bulletin Board System (OTCBB) under the symbol “SOMD”.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

For the Fiscal Year Ending on June 30, 2010	High	Low
Quarter Ended June 30, 2010	1.01	0.67
Quarter Ended March 31, 2010	1.30	0.85
Quarter Ended December 31, 2009	1.48	0.62
Quarter Ended September 30, 2009	0.90	0.50

For the Fiscal Year Ending on June 30, 2009	High	Low
Quarter Ended June 30, 2009	0.99	0.40
Quarter Ended March 31, 2009	1.29	0.50
Quarter Ended December 31, 2008	4.90	0.56
Quarter Ended September 30, 2008	5.50	3.88

Stockholders

As of June 30, 2010, the number of stockholders of record according to our transfer agent, was approximately 499.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of our Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of our Series B Convertible Preferred stock, an 8% annual dividend is due and owing.  Pursuant to the terms of our Series A-1 Senior Convertible Redeemable Preferred stock, a 6% annual dividend is due and owing.  As of June 30, 2010, we have not declared dividends on Series A, Series B or its Series A-1 preferred stock.  The unpaid cumulative dividends totaled approximately $184,040.  See Note 7 of Notes to Consolidated Financial Statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities for Fiscal Years 2010 and 2009

Fiscal Year 2010

During fiscal year ended June 30, 2010, we accepted subscriptions for 4,280,422 shares of unregistered restricted shares of Common Stock at an average price per share of $0.56 for a total of $2,401,643 and granted warrants to purchase 450,000 additional shares in connection with such placements.   We also issued warrants to purchase 1,593,250 shares to various employees and consultants and warrants to purchase an additional 137,500 shares for other financing related activities.  Generally, the warrants may be exercised at any time within a 2-5 year period beginning on the date of the respective investments at an average exercise price of $0.56.  In addition, we issued 2,401,689 shares of Common Stock for consulting, legal and other services valued at $2,081,594, 91,736 shares in advance for services to be performed valued at $156.930, 628,995 shares in conversion of preferred shares valued at $485,748, 1,233,456 shares in conversion of debt valued at $710,685 and 250,000 shares for intellectual property.   During the fiscal year ended June 30, 2010, warrant holders exercised various warrants for 371,418 shares for a total of $229,709 and option holders exercised options for 28,571shares of Common Stock for a total of $10,000, an average of $0.58 and $0.35 per share, respectively.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. - continued

Fiscal Year 2010 - continued

In June 2009, we adopted the 2009 Long-Term Incentive Plan intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company (“the Plan”).   As of June 30, 2010, we had granted options under this Plan to fourteen employees to purchase, in the aggregate, 466,000 shares of the Company’s Common Stock.  The exercise period for each of the grants is 2-3 years from the date of grant and the exercise price in each instance is $0.35 to $0.80.  During the fiscal year ended June 30, 2010 one employee elected to exercise the option to purchase 28,571 shares at a price of $0.35.

Fiscal Year 2009

During the fiscal year ended June 30, 2009, we accepted subscriptions for 1,505,478 shares of unregistered restricted shares of Common Stock at an average price per share of $1.27 for a total of $2,061,074 and granted warrants to purchase an additional 743,330 shares in connection with such placements.  Generally, the warrants may be exercised at any time within a one to two-year period beginning on the date of the respective investments at an average exercise price of $3.18.  We also agreed to issue 890,391shares pursuant to warrants granted to various employees and consultants, which may be exercised at varying times ranging from two to ten years at an average exercise price of $1.72 per share.  In addition, we issued 1,142,935 shares of Common Stock for consulting, legal and other services valued at $1,511,922, 50,000 shares in conversion of preferred shares valued at $50,000, and 52,733 shares in conversion of debt valued at $26,367.   We also issued 100,000 shares to a trustee as collateral for a promissory note made in termination of a lease agreement.   During the fiscal year ended June 30, 2009, Warrantholders exercised various options for 349,335 shares for a total of $363,417, an average of $1.21 per share.

As of June 30, 2009, the Company had granted options under this Plan to two employees to purchase, in the aggregate, 85,000 shares of the Company’s Common Stock.  The exercise period for each of the grants is two years from the date of grant and the exercise price in each instance is $0.80.

ITEM 6 - SELECTED FINANCIAL DATA

Not required by Form 10-K for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 2010 AND 2009

RESULTS OF OPERATIONS

We launched our first MyStudio in Scottsdale, Arizona on September 29, 2008 and opened studios in Nashville, Tennessee in March 2010 and in Miami, Florida in May 2010.  We also located a studio in Hollywood in August 2009, which is used to showcase MyStudio to the music and entertainment industry in Los Angeles.  The Company expects to begin generating revenues from this Hollywood studio at a future date.

Our business model currently generates revenues from three primary sources:

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

Our business plan calls for the establishment of regular events and contests to drive traffic to our studios and this assumption was confirmed by a marked increase in studio traffic when contests and promotions have been offered.  In late December 2008, we finalized two important multi-year partnerships with Mark Burnett Productions for reality TV casting and The GRAMMY Foundation for auditions for various GRAMMY Foundation programs. We expect to continue to enter into partnerships with other high profile entertainment companies, so we can offer consumers an ongoing variety of contests to ensure steady studio traffic.  During the fiscal years ended June 30, 2010 and June 30, 2009, we hosted a variety of contests and auditions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Revenues
	Twelve Months Ended
	June 30,	June 30,
	2010	2009

Session Revenues	$171,130	$115,989
Advertising Revenues	$33,929	$25,872
Other Revenue	$1,000	$-

Total Revenues	$206,059	$141,861

The revenue for the twelve months ended June 30, 2010 increased by 45% over the comparable twelve month period ended June 30, 2009, from $141,861 to $206,059.

Barter revenues are broken out between studio session income and advertising income.  Of the $171,130 of studio session income for the twelve months ended June 30, 2010, $50,130 was cash and the remaining $121,000 was in barter.  For the comparable twelve months ended June 30, 2009, of the $115,989 in studio session income, $37,610 was cash and $78,379 was in barter.  Of the advertising income for the twelve months ended June 30, 2010, $31,929 was barter and $2,000 was cash.  In 2009, $23,872 of the total $25,872 was in barter and the remaining $2,000 was in cash.

Cost of Sales
	Twelve Months Ended
	June 30,	June 30,
	2010	2009

Cost of Sales (excl. depreciation & amortization)	$229,651	$136,413

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for both the twelve months ended June 30, 2010, over the comparable periods for the prior fiscal year, is attributable, primarily, to the opening of additional studios.

Research & Development Expenses
	Twelve Months Ended
	June 30,	June 30,
	2010	2009

Research & Development Expenses	$5,508	$800,967

Research and development expenses consist primarily of compensation and related costs for personnel and consultants responsible for developing the MyStudio prototype and our companion social networking website, MyStudio.net.  These costs include persons engaged on a contractual basis to develop MyStudio and its intellectual components, as well as outside expenses incurred to construct a working prototype and the first production model and the hardware and software necessary to make the studio fully operational.  We expense research and development costs as they are incurred.

Studio One completed the major research and development of MyStudio in the first quarter of fiscal 2009, which is responsible for the significant decrease in the research and development expenses.  The Company continues to make additional investments in research and development to further enhance the customer experience for both the studios and website.

Other Costs and Expenses
	Twelve Months Ended
	June 30,	June 30,
	2010	2009

Advertising Expenses	$216,394	$389,993
Cost of Barter Exchanges	$152,929	$104,261
Depreciation and Amortization Expense	$235,832	$138,182
Professional Fees	$2,584,752	$2,415,070
General and Administrative Expenses	$2,011,574	$2,600,675

Other Costs and Expenses	$5,201,481	$5,648,181

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Other Costs and Expenses - continued

Other costs and expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology, financial advisory services, consulting and other outsourcing services.

Total other costs and expenses decreased in the twelve month period ended June 30, 2010 by $446,700 compared to the twelve months ended June 30, 2009 primarily due to a decrease in general and administrative expenses.  Although we launched three new studios in fiscal year 2010, we have maintained a program to limit expenditures to essentials.  In addition, during the twelve-month period ending June 30, 2010, the Company adjusted the amount it expects to recover from its receivable from an unrelated third party by charging $123,539 to bad debt expense, which is included in the general and administrative category of expenses.  We did experience an increase in depreciation and amortization expenses attributable to the three new studios opened in fiscal 2010 and the amortization associated with certain intellectual property we acquired in November 2009.

Due to our cash position, we use our stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of stock as a primary means of compensation. We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under FASB ASC 718 consistent with that used for pro-forma disclosures under FASB ASC 718, Accounting for Stock-Based Compensation.

Net Income (Loss)
	Twelve Months Ended
	June 30,	June 30,
	2010	2009

Net Income (Loss)	$(5,331,918)	$(6,599,366)

The decrease in the net loss for the twelve months ended June 30, 2010 as compared to the comparable period in the prior fiscal year was primarily due to a decline in research and development costs associated with the completion of the development of the studio, lower professional and general and administrative costs, as well as continued cost containment efforts on our part.

Net Operating Losses

We have accumulated approximately $10,710,971 of net operating loss carryforwards as of June 30, 2010, which we believe may be offset against future taxable income through 2030.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2010 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We had limited revenue during the fiscal years ended June 30, 2010 and June 30, 2009.

Historically, we have met our financial needs through debt financing and through the sales and issuances of its securities and by the issuance of securities to employees, consultants, vendors and service providers.  During the fiscal year ended June 30, 2010, we undertook several sales of non-registered securities in a series of private transactions.  We issued 4,280,422 unregistered restricted shares at an average price of $0.56 per share for a total of $2,401,643 and granted warrants to these security holders to acquire an additional 450,000 Common Shares.  We also issued warrants to purchase 1,593,250 shares to various employees and consultants and warrants to purchase an additional 137,500 shares for other financing related activities.  Generally, the warrants may be exercised at any time within a 2-5 year period beginning on the date of the respective investments at an average exercise price of $0.56.

In addition, we issued 2,401,689 unregistered shares of Common Stock to various employees and consultants for services valued at $2,081,594.  We also issued 91,736 of such shares in advance for services to be performed valued at $156.930, 628,995 shares in conversion of Preferred Shares valued at $485,748, 1,233,456 shares in conversion of debt valued at $710,685 and 250,000 shares for intellectual property valued at $250,000.   During the fiscal year ended June 30, 2010, warrant holders exercised various warrants for 371,418 shares for a total of $229,709 and option holders exercised options for 28,571shares of Common Stock for a total of $10,000, an average of $0.58 and $0.35 per share, respectively.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the respective offering memoranda.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Liquidity and Capital Resources - continued

Based on our current plans, we have determined that the funds currently available to us will be inadequate to completely implement the business plan of the Company.  In addition, we are unable to provide assurance that its planned levels of revenue, costs and expenses will be achieved.  Until we have achieved a sales level sufficient to break-even, the Company will not be self-sustaining.  We will require additional funding for continued operations and will therefore be dependent upon its ability to raise additional funds through bank borrowing, equity or debt financing, or asset sales. We expect to need to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth.  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If we cannot obtain needed funds, we may be forced to curtail, in whole or in part, or cease its activities altogether.  If additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership in the Company.

Although we intend to engage in a subsequent equity offering of our securities to raise additional working capital for operations, we have no firm commitments for any additional funding, either debt or equity,  at the present time.  Insufficient financial resources may require us to delay or eliminate all or some of its marketing and sales plans, which could have a material adverse effect on our business, financial condition and results of operations. There is no certainty that the expenditures to be made by us will result in a profitable business proposed by the Company.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended June 30, 20010, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $20,569,040 and working capital surplus of $81,270 as of June 30, 2010.  We have generated limited revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing in order to fund our planned operations and ultimately to achieve profitable operations.

Intangible Assets

The Company’s intangible assets consist of numerous pending patents and applications for trademarks. Generally a patent has a life of 17 to 20 years, but we believe the estimated useful lives of our patents are  the 17 years allowed by law.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We have identified the following policies as critical to our business operations and the understanding of our results of operations. The preparation of these financial statements requires us to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that future actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below where such policies affect our reported and expected financial results.

Fair Value Measurements.  ASC 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Cash is the Company's only financial asset or liability required to be recognized at fair value and is measured using quoted prices for active markets for identical assets (Level 1 fair value hierarchy).  The carrying amounts reported in the balance sheets for notes receivable and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Critical Accounting Policies - continued

Income Taxes.  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July 2006 the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of July 1, 2008 and had no impact on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Revenue Recognition. The Company applies the provisions of FASB ASC 605, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company's revenues are generated from the studio sessions and advertising.  Revenues from the sale of sessions are collected at the point of sale. The products are delivered simultaneously with the sale.  Session revenues are recognized upon completion of the related session or paid session cards.

Barter Transactions - Barter revenue relates to recording session services provided by Studio One to business customers in exchange for products and services that Studio One would otherwise be required to buy for cash. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged.  Studio One applies ASC 845 “Accounting for Advertising Barter Transactions” and, accordingly, recognizes advertising barter revenues only to the extent that Studio One has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction.

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

Intangible Assets.  Intangible assets consist of intellectual property, website costs and video backgrounds.  Website costs are costs incurred to develop the Company’s website and website costs are being amortized over the estimated useful life of 5 years.. Video backgrounds are the costs incurred to develop video backgrounds for use in the Company’s recording Kiosks. The video background costs are being amortized over the estimated useful life of 5 years.  The Company’s intellectual property includes purchased patents and trademarks as well as other proprietary technologies.  The cost of these are being amortized over the estimated useful life of 5 years.

Valuation of Long-Lived Assets.  Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2010, management does not believe any of the Company’s assets were impaired.

Research and Development.   The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, “Accounting for Research and Development Costs”. The Company incurred research and development expenses of $5,508 and $800,967 during the years ended June 30, 2010 and 2009, respectively.

Stock Based Compensation.   The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Recent Accounting Pronouncements.  For a discussion of recent accounting pronouncements, please refer to Note 1 in the footnotes to the financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Form 10-K for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of and for the fiscal year ended June 30, 2009 have been audited to the extent indicated in the report by Mantyla McReynolds, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

On August 17, 2010, we engaged SingerLewak LLP as our independent auditor.  Our financial statements as of and for the fiscal year ended June 30, 2010 have been audited to the extent indicated in the report SingerLewak and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

The aforementioned financial statements are presented in a separate section of this Report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditor for the fiscal year ended June 30, 2009 was the firm of Mantyla McReynolds, LLC, 178 South Rio Grande Street, Suite 200, Salt Lake City, Utah  84101, who were engaged on September 11, 2009.  Our auditor for the fiscal year ended June 30, 2010 is the firm of SingerLewak, LLP, 10960 Wilshire Blvd., Suite 1000, Los Angeles, CA  90024, who were engaged on August 17, 2010.

The audit report of SingerLewak on the financial statements for the year ended June 30, 2010, contained a separate paragraph stating:  “The Company has incurred losses since inception of $20,569,040 and has limited revenues which raises substantial doubt about its ability to continue as a going concern.  The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) ultimately achieve substantial revenues from its personal recording studio business. Management’s plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service its personal recording studios.  The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business.  The available funds at June 30, 2010, are not sufficient to satisfy the present cost structure. Management recognizes that the Company must obtain additional funding to enable it to continue operations and operate as a going concern.”

The audit report of Mantyla McReynolds on the financial statements for the year ended June 30, 2009 contained a separate paragraph stating:   “The Company has incurred losses since inception, has a working capital deficit, and has limited revenues which raise substantial doubt about its ability to continue as a going concern.  Management's plan to address these issues is included in Note 1 to the consolidated financial statements.  The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.”

There were no other adverse opinions, disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years, there were no disagreements with Mantyla McReynolds or SingerLewak on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Mantyla McReynolds for the fiscal year ended June 30, 2009, or SingerLewak for the fiscal year ended June 30, 2010, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

There were no other “reportable events” as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within the Registrant’s two most recent fiscal years.

During the Registrant’s two most recent fiscal years, neither the Registrant nor anyone on its behalf consulted Mantyla McReynolds or SingerLewak, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9A. CONTROLS AND PROCEDURES - continued

Evaluation of Disclosure Controls and Procedures - continued

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2010 and June 30, 2009, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below.  In order to mitigate these weaknesses, the Company has contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2010 and June 30, 2009, the Company had a deficiency in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2010 and June 30, 2009 were ineffective, based on COSO’s framework.

This deficiency is attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  This control deficiency will be monitored and attention will be given to the matter as the Companycontinues to accelerate its growth stage. Management has concluded that this control deficiency constituted a material weakness that continued throughout fiscal year 2010 and June 30, 2009.  In order to mitigate this risk, the Company has contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This Annual Report does not include attestation reports of the Company’s registered public accounting firms regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of June 30, 2010 are as follows:

Name	Age	Position

Preston J. Shea	62	Director, President, CEO, Secretary
Kenneth R. Pinckard	64	Director, Vice President, CFO, Legal Counsel
Barry M. Goldwater, Jr.	72	Director, Chairman
Sheldon Yakus	64	Vice President
Matthew R. Long	44	Vice President
James A. Jacobs	43	Senior Vice President

The directors and officers of our wholly-owned operating subsidiary, MyStudio, Inc., at June 30, 2010 are:

Name	Age	Position

Lawrence G. Ryckman	51	Director, President, CEO, Secretary
Kenneth R. Pinckard	64	Director, Vice President, Chief Financial Officer

The directors and officers of our wholly-owned operating subsidiary, MyStudio Audio Labs, Inc., at June 30, 2010 are:

Name	Age	Position

Lawrence G. Ryckman	51	Director, President, CEO, Secretary
Kenneth R. Pinckard	64	Director, Vice President, Chief Financial Officer

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

Barry M. Goldwater, Jr. is the Chairman of the Board of the Company.  He served as a U.S. Congressman for 14 years, representing a district in northern Los Angeles County.  Prior to that he was a stockbroker and partner in the Los Angeles securities firm of Noble Cook, Inc. (now Wedbush Securities) where he developed an institutional customer base and traded securities on all stock exchanges.  While in Congress, he served on a number of committees, including Committee on Science and Technology and the Joint Committee on Energy.  He authored the Privacy Act of 1974.  Since retiring from Congress in 1984, Barry has been actively involved in private business activities and has held a number of responsible senior positions involving finance and management.  He is presently on the Boards of two companies in addition to Studio One.  Mr. Goldwater holds a degree in Marketing from Arizona State University.

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

Kenneth R. Pinckard is Vice President, Chief Financial Officer, Legal Counsel and a Director of the Company.  He is a member of the State Bar of Arizona with extensive experience in startup ventures, investments, corporate acquisitions and mergers, turn-arounds and reorganizations, corporate finance, tax, bankruptcy matters, and commercial real estate development, construction, management and leasing.  He previously practiced law at Chamberlain Hrdlicka White Johnson & Williams in Houston, Texas, as well as having worked in Coopers & Lybrand’s tax department.  Additionally, he also served as in-house legal counsel for Congressman Barry Goldwater and Hormel Foods heir and music composer, Geordie Hormel. Mr. Pinckard holds a B.B.A., Accounting from the University of Texas at Austin and a Juris Doctorate from the University of Houston.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Lawrence G. Ryckman is the Founder, President & CEO of MyStudio, Inc., and MyStudio Audio Labs, Inc., the wholly-owned operating subsidiaries of Studio One Media, Inc.  He is an award-winning entrepreneur and businessman with notable achievements in the entertainment, high technology and sports industries. He previously co-founded and served as President & CEO of American Artists, Inc., a diversified film, video and music production and distribution company; as Owner and President of the Calgary Stampeder Football Club of the Canadian Football League; and was Co-Founder, President & CEO of QSound, Inc., which develops proprietary sound technologies for the entertainment industry.  QSound grew from a start-up to a NASDAQ-listed, internationally recognized participant in the entertainment/technology industry.  During his tenure, the company secured numerous patents and completed licensing and joint venture agreements with multi-national corporations such as Polygram, Nintendo, JVC, Coca Cola, and NEC.

James A. Jacobs is Senior Vice President, Corporate Development.  Prior to joining Studio One, Mr. Jacobs was a Managing Director at JDB Capital Partners, an Arizona merchant bank. He was formerly Sr. Vice President - Finance for the Arizona Cardinals Football Club and Portfolio CFO at Texas Pacific Group in San Francisco. He has also served as a Senior Manager in the Mergers & Acquisitions Services Practice of KPMG LLC, as well as a Manager in their Audit Department. He is a Certified Public Accountant. Mr. Jacobs received a Bachelor of Science in Business Administration from the University of Southern California.

Sheldon “Shelly” Yakus is Vice President, Audio Engineering.  He is a renowned music producer, audio engineer/mixer and recording studio designer. He has engineered and mixed recordings for some of the world’s best known artists including John Lennon, Stevie Nicks, Alice Cooper, Van Morrison, Tom Petty, Dire Straits, Blue Oyster Cult, Bob Seger, Amy Grant, Don Henley, U2 and Madonna. Known as “Golden Ears,” he is also widely respected for his expertise in recording studio design and acoustics. Mr. Yakus co-designed, equipped and supervised construction of the industry leading A&M Music recording studios in Los Angeles and served as vice-president of A&M studios from 1985-1995. He was previously vice president of the Record Plant recording studios in New York and a partner at Tongue and Groove Studios in Philadelphia. The music that Mr. Yakus has engineered, produced or mixed has grossed over a billion dollars in sales and in 1999 he was nominated for induction into the Rock and Roll Hall of Fame. Mr. Yakus’ career and accomplishments are widely covered in publications such as Rolling Stone, Mix Magazine, Audio Engineer and Spin.

Matthew R. Long is Vice President, Video Production and Engineering.  He is an Emmy Award winner and has enjoyed an extensive career as a producer, director, editor, director of photography and writer for television, feature film and video productions.  Mr. Long is responsible for developing, producing and managing the video technology and content for the Company’s studios and related television production. He is also responsible for all print and online graphics for MyStudio.net and the creation of MyStudio’s custom virtual backgrounds.

Tony J. Quist is Vice President, Marketing. Mr. Quist is an experienced sales and marketing professional with over six years experience in the venue, event and entertainment industry. He most recently served as Director of Sales and Corporate Partnerships for Westgate Sports and Entertainment Group in the Phoenix area. He was responsible for all corporate sales and marketing activities and developed significant corporate partnerships during his tenure. He has also served as Vice President of Sales & Marketing for General Sports Shows, Inc. and Group Director for Cygnus Business Media. He played an integral role in building those organizations’ portfolios through new market launches, event acquisitions and event revenues and was recognized for his accomplishments in Tradeshow Week Magazine.

Anna L. Madrid is Vice President, Business Development.  Prior to joining Studio One, she specialized in leasing, marketing and corporate strategic partnerships within the shopping center industry.  She has extensive experience working with local, regional and national brands and advertisers.  Anna has represented some of the most recognized luxury shopping centers in the nation and now leads all aspects of Studio One’s overall business development.

Indemnification of Directors and Officers

The Certificate of Incorporation and Bylaws of the Company provide that the Company will indemnify and advance expenses, to the fullest extent permitted by the Delaware General Corporation Law (the “Act”), to each person who is or was a director, officer or agent of the Company, or who serves or served any other enterprise or organization at the request of the Company (an “Indemnitee”).  Under Delaware law, to the extent that an Indemnitee is successful on the merits of a suit or proceeding brought against him or her by reason of the fact that he or she was a director, officer or agent of the Company, or serves or served any other enterprise or organization at the request of the Company, the Company will indemnify him or her against expenses (including attorneys’ fees) actually and reasonably incurred in connection with such action.  If unsuccessful in defense of a third-party civil suit or a criminal suit, or if such a suit is settled, an Indemnitee may be indemnified under Delaware law against both (i) expenses, including attorneys’ fees, and (ii) judgments, fines and amounts paid in settlement if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his other conduct was unlawful.  If unsuccessful in defense of a suit brought by or in the right of the Company, where the suit is settled, an Indemnitee may be indemnified under Delaware law only against expenses (including attorneys’ fees) actually and reasonably incurred in the defense or settlement of the suit if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company except that if the Indemnitee is adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, he or she cannot be made whole even for expenses unless a court determines that he or she is fully and reasonably entitled to indemnification for such expenses.  Also under Delaware law, expenses incurred by an officer or director in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of the suit, action or proceeding upon receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the Company.  The Company may also advance expenses incurred by other employees and agents of the Company upon such terms and conditions, if any, that the Board of Directors of the Company deems appropriate.  Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, in the opinion of the Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Indemnification of Directors and Officers - continued

On July 21, 2009, the Company approved a Directors and Officers Indemnity Agreement for its directors and principal officers.  It has since entered into agreements with Messrs. Barry M. Goldwater, Preston J. Shea, Kenneth R. Pinckard, Lawrence G. Ryckman, Sheldon Yakus, Matthew Long and Anna L. Madrid.  Subsequently, we entered into a similar agreement with James A. Jacobs.  A copy of the Directors and Officers Indemnity Agreement was attached as an exhibit to our Annual Report for the fiscal year ended June 30, 2009, filed October 15, 2009.

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

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2010, and certain written representations from executive officers and directors, the Registrant is aware that the Directors and certain officers have inadvertently failed to file Forms 3 and 4 at the time of their respective election to the Board or appointment as an officer.  Except as stated in the preceding sentence, the Company believes that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the Company’s officers for the last two fiscal years.

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payout ($)	All Other Compensation ($)

Preston J. Shea President,	2010	-0-	-0-	-0-	$40,335	-0-	-0-	-0-
Secretary	2009	-0-	-0-	-0-	$33,970	75,000	-0-	-0-

Kenneth R. Pinckard, Vice	2010	$159,250	-0-	-0-	-0-	-0-	-0-	$90,750	(2)
President, Treasurer	2009	$138,124	-0-	-0-	-0-	400,000	-0-	$61,876	(3)

Sheldon Yakus, Vice	2010	$47,900	-0-	$16,377	-0-	-0-	-0-	-0-
President	2009	$51,450	-0-	$51,640	-0-	50,000	-0-	-0-

ITEM 11. EXECUTIVE COMPENSATION - continued

Summary Compensation Table - continued

Matthew R. Long, Vice	2010	$107,965	-0-	$6,197	-0-	-0-	-0-	-0-
President	2009	$107,965	-0-	$10,540	-0-	50,000	-0-	-0-

Anna L. Madrid, Vice	2010	$90,000	-0-	-0-	$119,266	26,429	-0-	-0-
President	2009	$79,125	-0-	-0-	$102,665	-0-	-0-	-0-

Lawrence G. Ryckman,	2010	$94,933	-0-	-0-	$97,890	500,000	-0-	$94,026	(2)
President of MyStudio, Inc.	2009	$19,800	-0-	-0-	-0-	-0-	-0-	$230,200	(1)
and MyStudio Audio Labs, Inc.

James A. Jacobs, Vice	2010	-0-	-0-	-0-	$233,421	100,000	-0-	-0-
President	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
$100,000 was paid in the form of a Convertible Promissory Note dated December 31, 2008 in the amount of $100,000, payable to an affiliate of Mr. Ryckman, and the balance, $130,200, was accrued at year-end.  During fiscal year ended June 30, 2010, (i) the Convertible Promissory Note was converted according to its terms and the Company issued 226,525 shares of restricted Common Stock in settlement of the indebtedness, and (ii) the officer elected to converted the accrued compensation, $130,200, to equity and the Company issued 314,504 shares of restricted stock in settlement of the obligation.

(2)	Accrued at June 30, 2010.

(3)	Accrued at June 30, 2009.

Outstanding Equity Awards at Fiscal Year-End
Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested(#)	Market Value of Shares or Units of Stock that have not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Barry M.	50,000	-0-	-0-	0.52	08/29/17	-0-	-0-	-0-	-0-
Goldwater, Jr.	75,000	-0-	-0-	0.52	11/18/18

Preston J.	50,000	-0-	-0-	0.52	08/29/17	-0-	-0-	-0-	-0-
Shea	75,000	-0-	-0-	0.52	11/18/18	-0-	-0-	-0-	-0-

Kenneth R. Pinckard	250,000	150,000	-0-	0.52	09/11/19	150,000	145,500	-0-	-0-

Lawrence G. Ryckman	312,500	187,500	-0-	0.52	09/11/19	187,500	181,875	-0-	-0-

Anna Madrid	1,429	-0-	-0-	0.52	08/15/11	-0-	-0-	-0-	-0-
	25,000	-0-	-0-	0.52	09/10/12	-0-	-0-	-0-	-0-

James A. Jacobs	12,500	-0-	-0-	0.52	09/10/12	87,500	84,875	-0-	-0-

Matthew R. Long	50,000	-0-	-0-	0.52	09/10/12	-0-	-0-	-0-	-0-

Shelly Yakus	50,000	-0-	-0-	0.52	09/10/12	-0-	-0-	-0-	-0-

ITEM 11. EXECUTIVE COMPENSATION - continued

Compensation of Directors

Our non-employee Directors receives reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.  Effective July 1, 2009, Messrs. Goldwater and Shea each receives restricted common shares valued at $7,500 for each quarter year service to the Company.  Prior to that date, each such Director received 5,000 shares for each quarter year service.

Compensation for our directors for our last completed fiscal year is set forth below, with the exception of Kenneth R. Pinckard and Preston J. Shea, whose compensation is disclosed above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry M. Goldwater, Jr.	-0-	$40,335	-0-	-0-	-0-	-0-	$40,335

Employment and Related Agreements

The Company has no employment agreements with any of its current management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2010, concerning shares of the Company’s Common Stock, the only class of securities that are issued and outstanding held by (1) each stockholder known to own beneficially more than five percent of the Common Stock as of June 30, 2010, with the number of outstanding shares at 25,891,768, (2) each of the directors, (3) each of the executive officers, and (4) all of the directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

Preston J. Shea 1 Yonge Street, Suite 1801 Toronto, ON Canada M5E 1W7	211,108	Direct (3)	0.79%

Barry M. Goldwater, Jr. 3219 E. Camelback Rd., #552 Phoenix, AZ 85018	201,108	Direct (3)	0.76%

Kenneth R. Pinckard 3104 E. Camelback Rd. #245 Phoenix, AZ 85016	252,000	Direct (4)	0.95%

Lawrence G. Ryckman 13470 N. 85th Place Scottsdale, AZ 85260	5,360,653	Direct (5)	20.13%

James A. Jacobs 11344 E. Caribbean Lane Scottsdale, AZ 85255	521,384	Direct (6)	1.96%

Sheldon Yakus 1778 Lantana Drive Minden, NV 89423	184,945	Direct (7)	0.69%

Matthew R. Long 17197 N. 54th Avenue Glendale, AZ 85308	67,500	Direct (8)	0.25%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. - continued

Anna L. Madrid 15417 Becker Lane Surprise, AZ 85379	272,498	Direct (9)	1.02%

Perry D. Logan 420 Saint Andrews Court Las Vegas, NV 89144	1,443,105	Direct	5.42%

Officers and Directors as a Group	7,071,196		26.56%
(8 persons)

1.
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

2.
The above table is based on 25,891,768 shares of Common Stock outstanding as of June 30, 2010 plus options to purchase 963,929 shares granted to various directors and officers.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 90 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

3.	Includes Option to purchase 125,000 shares of Common Shares.

4.	Includes Option to purchase 250,000 shares of Common Shares.

5.	Includes Option to purchase 312,500 shares of Common Shares.

6.	Includes Option to purchase 25,000 shares of Common Shares.

7.	Includes Option to purchase 50,000 shares of Common Shares.

8.	Includes Option to purchase 50,000 shares of Common Shares.

9.	Includes Option to purchase 26,429 shares of Common Shares.

Change in Control

The Company is not aware of any arrangements which may result in a change in control of the Company.

Equity Compensation Plans

As of June 30, 2010 our equity compensation plans were as follows:

2009 Long-Term Stock Incentive Plan

On June 10, 2009, the Board of Directors approved the 2009 Long-Term Stock Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan was to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company’s Common Stock was reserved for issuance under stock options to be issued under the 2009 Plan.  The Plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options and Restricted Stock Awards.  The 2009 Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2010, the Company had granted options to fourteen employees to purchase, in the aggregate, 466,000 shares of the Company’s Common Stock.  The exercise period for each of the grants was two to five years from the date of grant and the average exercise price was $0.56.  During the year ended June 30, 2010, one employee exercised the option to purchase 28,571 shares for $10,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During the year ended June 30, 2006, a related party loaned the Company $93,948; during the year ended June 30, 2007, this party loaned an additional $43,400 to the Company.  These funds were used to further the research and development program of the Company.  During the year ended June 30, 2007, the Company repaid $40,566 of these loans.  At June 30, 2007, the amount owed with regard to these obligations was $96,782.  These loans were demand notes, to be repaid at ten percent interest.   During the year ended June 30, 2008, the related party loaned the Company an additional $25,000.  The Company repaid $24,465.  On December 31, 2008, the balance owing to this related party was reduced to a single Convertible Promissory Note payable bearing interest at 10% per annum and due on demand.  The original principal amount of this note was $101,591.  In addition, on December 31, 2008, the Company issued a second Convertible Promissory Note in the amount of $100,000 to the same related party as partial compensation for services rendered in 2008.  At June 30, 2009, the amount owed this party, including interest was $211,587.  During the year ended June 30, 2010, the two Convertible Promissory Notes were converted to common shares according to the terms of the respective notes with the Company issuing 456,653 shares of restricted common stock in extinguishment of indebtedness totaling $215,067.

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

Director Independence

Our Common Stock trades on the OTC Bulletin Board.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

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

Barry M. Goldwater, Jr. is an independent director under the above definition.  We do not list that definition on our Company website.

We presently do not have a compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees, except for an Audit Committee.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2010 and 2009:

	2010	2009
Audit Fees (1)	$125,906	$44,095
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	$125,906	$44,095

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES. - continued

1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended June 30, 2010 and 2009, and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-QSB for those fiscal years.

2. Audit-Related Fees.  Consists of fees billed for services rendered to Registrant for audit-related services, which generally include fees for audit and review services in connection with proposed spin-off transactions, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.

3. Tax Fees.  Consists of fees billed for services rendered to Registrant for tax services, which generally include fees for corporate tax planning, consultation and compliance.

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2010 and 2009.

No “audit-related,” “tax” and “all other” services in 2010 or 2009, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

Pre-Approval of Services of Principal Accounting Firm

The Audit Committee’s written policy is to pre-approve all audit and permissible non-audit services provided by Registrant’s principal accounting firm (independent auditor).  These services may include audit services, audit-related services, tax services and other permissible non-audit services.  Any service incorporated within the independent auditor’s engagement letter, which is approved by the Audit Committee, is deemed pre-approved.  Any service identified as to type and estimated fee in the independent auditor’s written annual service plan, which is approved by the Audit Committee, is deemed pre-approved up to the dollar amount provided in such annual service plan.

During the year, the principal accounting firm may also provide additional accounting research and consultation services required by, and incident to, the audit of Registrant’s financial statements and related reporting compliance. These additional audit-related services are pre-approved up to the amount approved in the annual service plan approved by the Audit Committee.  The Audit Committee may also pre-approve services on a case-by-case basis during the year.

The Audit Committee’s approval of proposed services and fees are noted in the meeting minutes of the Audit Committee and/or by signature of the Audit Committee on the engagement letter.  The principal accounting firm of Registrant and management are periodically requested to summarize the principal accounting firm services and fees paid to date, and management is required to report whether the principal accounting firm’s services and fees have been pre-approved in accordance with the required pre-approval process of the Audit Committee.

Non-Audit Services

The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by the Registrant’s principal accountants is compatible with maintaining auditor independence.

ITEM 15. EXHIBITS

The following Exhibits are incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation, dated May 12, 1988. (a)
3.1	Certificate of Amendment of Articles of Incorporation of Dimensional Visions Incorporated, dated January 16, 2006. (f)
3.2	Certificate of Amendment of Articles of Incorporation of Elevation Media, Inc., dated March 24, 2006. (f)
3.2	Bylaws. (a)
3.3	Certificate of Amendment of Certificate of Incorporation of Dimensional Visions Incorporated dated January 22, 2004. (f)
4.1	Certificate of Designation of Series A Convertible Preferred Stock, dated December 12, 1992. (a)
4.1	Form of Warrant issued to Participants in 2007 Private Placements. (g)
4.2	Certificate of Designation of Series B Convertible Preferred Stock, dated December 22, 1993. (a)

ITEM 15. EXHIBITS - continued

4.3	Certificate of Designation of Series P Convertible Preferred Stock, dated September 11, 1995. (a)
4.4	Certificate of Designation of Series S Convertible Preferred Stock, dated August 28, 1995. (a)
4.5	Certificate of Designation of Series C Convertible Preferred Stock, dated November 2, 1995. (a)
4.6	Certificate of Designation of Series D and Series E Convertible Preferred Stock, dated August 25, 1999. (a)
4.7	Form of Warrant Agreement to Debt Holders, dated January 15, 1998. (a)
4.8	Form of Warrant Agreement to Debt Holders, dated April 8, 1998. (a)
4.9	Form of Warrant Agreement to Participants in Private Placement, dated April 8, 1998. (a)
4.10	Pledge Agreement dated January 11, 2001 with Dale Riker and Russ Ritchie. (b)
4.11	Investment Agreement dated December 13, 2000 with Swartz Private Equity, LLC. (b)
4.12	Merrill Lynch Portfolio Reserve Loan and Collateral Account Agreement, dated January 12, 2002. (b)
10.1	1996 Equity Incentive Plan. (a)
10.1	Stock Purchase Agreement dated March 29, 2006 between Studio One Entertainment, Inc. and Dimensional Visions Incorporated. (g)
10.2	1999 Stock Option Plan. (a)
10.2	Exchange Agreement between Studio One Media, Inc., and Studio One Entertainment, Inc., dated April 16, 2007. (g)
10.3	Employment Agreement dated January 1, 2001 with John D. McPhilimy. (c)
10.3	Accord and Satisfaction dated October 11, 2006 between Dimensional Visions, Inc. and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC. (g)
10.4	Employment Agreement dated July 1, 2001 with Bruce D. Sandig. (c)
10.5	Settlement Agreement and Release dated April 30, 2003, between the Company and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC. (d)
10.6	2009 Long-Term Incentive Plan.
10.7	Form of Directors and Officers Indemnity Agreement.
14	Dimensional Visions, Inc. Code of Ethics. (e)
21.1	Subsidiaries of the Registrant (h)
(a)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 dated June 19, 2000 (Registration No. 333-30368).
(b)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 dated July 10, 2001 (Registration No. 333-56804).
(c)	Incorporated by reference from the Company’s Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002.
(d)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2003, filed October 15, 2003.
(e)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2004, filed November 15, 2004.
(f)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2006, filed September 29, 2006.
(g)
Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2007, filed September 28, 2007, and Form 10-K/A for the fiscal year ended June 30, 2007, filed May 27, 2008.

(h)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2008, filed September 29, 2008.
(i)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2009, filed October 15, 2009.

 The following Exhibits are filed herewith:
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO ONE MEDIA, INC.

Date: October 8, 2010	By:	/s/ Preston J. Shea
Preston J. Shea
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Preston J. Shea	President, Chief Executive Officer and Director	October 8, 2010
Preston J. Shea	(Principal Executive Officer)

/s/ Kenneth R. Pinckard	Chief Financial Officer, Director	October 8, 2010
Kenneth R. Pinckard	(Principal Financial Officer)

/s/ Kenneth R. Pinckard	Chief Accounting Officer, Director	October 8, 2010
Kenneth R. Pinckard	(Principal Accounting Officer)

/s/ Barry M. Goldwater, Jr.	Director	October 8, 2010
Barry M. Goldwater, Jr.

STUDIO ONE MEDIA, INC.

FINANCIAL STATEMENTS

INDEX TO THE FINANCIAL STATEMENTS	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders' Equity (Deficit)	F-6 - F-7

Consolidated Statements of Cash Flows	F-8

Notes to Financial Statements	F-9 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Studio One Media, Inc.

We have audited the accompanying consolidated balance sheet of Studio One Media, Inc. as of June 30, 2009, and the related consolidated statements of operations, cash flows, and stockholders’ deficit, for the year ended June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio One Media, Inc. as of June 30, 2009, and the results of operations and cash flows for the year ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The Company has incurred losses since inception, has a working capital deficit, and has limited revenues which raise substantial doubt about its ability to continue as a going concern.  Management's plan to address these issues is included in Note 2 to the consolidated financial statements.  The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds LLC

Mantyla McReynolds LLC
Salt Lake City, Utah
October 14, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Studio One Media, Inc.

We have audited the accompanying consolidated balance sheet of Studio One Media, Inc. as of June 30, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Studio One Media, Inc. and its cash flows for the year ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has historically suffered recurring losses from operations, has a substantial accumulated deficit and has limited revenues.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

Los Angeles, CA
October 7, 2010

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2010	2009
ASSETS
Current Assets
Cash	$632,980	$439,474
Prepaid Expenses	329,406	57,513
Other Receivable	16,968	-
Notes Receivable	127,500	-

Total Current Assets	1,106,854	496,987

Property and Equipment, net	673,384	421,980
Property and Equipment, yet to be placed in service	605,644	631,169

Intangible Assets, net	310,673	107,314

Other Assets
Accrued Interest Receivable	-	73,811
Deposits	102,863	76,400
Prepaid Expenses	49,188	-
Notes Receivable	-	177,228
Debt Issuance Costs	23,692	-

Total Other Assets	175,743	327,439

Total Assets	$2,872,298	$1,984,889

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$815,686	$1,483,797
Notes Payable - Related Party	90,000	268,788
Notes Payable	120,398	436,897

Total Current Liabilities	1,026,084	2,189,482

Long-Term Liabilities
Notes Payable, net of discount of $458,029	41,971	-

Total Liabilities	1,068,055	2,189,482

Stockholders' Equity (Deficit)
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; issued and oustanding are 549,044
and 774,044 at June 30, 2010 and 2009, respectively	549	774
Common Stock, authorized 100,000,000 shares,
par value $0.001; issued and outstanding are 25,891,768 and
16,417,447 shares at June 30, 2010 and 2009, respectively	25,892	16,417
Additional Paid In Capital	22,346,842	15,039,491
Common Shares to be Issued	-	24,000
Common Stock Issued in Advance of Services	-	(48,153)
Accumulated Deficit	(20,569,040)	(15,237,122)

Total Stockholders' Equity (Deficit)	1,804,243	(204,593)

Total Liabilities and Stockholders' Equity (Deficit)	$2,872,298	$1,984,889

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2010	2009

Revenues
Session Revenues	$171,130	$115,989
Advertising Revenues	33,929	25,872
Other Revenues	1,000	-

Total Revenues	206,059	141,861

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	229,651	136,413
Cost of Barter Exchanges	152,929	104,261
Depreciation and Amortization	235,832	138,182
Research and Development	5,508	800,967
Selling, General and Administrative	4,812,720	5,405,738

Total Costs and Expenses	5,436,640	6,585,561

Loss from Operations	(5,230,581)	(6,443,700)

Other Income (Expense)
Interest Expense	(206,985)	(173,776)
Interest Income	8,061	18,110
Other Income	97,587	-

Total Other Income (Expense)	(101,337)	(155,666)

Loss Before Income Taxes	(5,331,918)	(6,599,366)
Income Tax Expense	-	-

NET LOSS	$(5,331,918)	$(6,599,366)

Preferred Stock Accretion and Dividends	(85,748)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,417,666)	$(6,599,366)

Basic and Diluted Loss Per Share of Common Stock	$(0.26)	$(0.46)

Weighted Average Number of Shares Outstanding	20,623,507	14,420,630

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

							Common
							Stock		Total
					Additional	Common	Issued		Stockholders'
	Preferred Stock		Common Stock		Paid In	Shares	in Advance	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	to be Issued	for Services	Deficit	(Deficit)

Balance, June 30, 2008	524,044	$524	13,212,398	$13,212	$9,473,679	$221,000	$(337,052)	$(8,637,756)	$733,607

Common shares issued for services	-	-	1,142,935	1,143	1,707,779	-	-	-	1,708,922

Common shares issued for cash	-	-	1,505,478	1,505	2,059,569	(197,000)	-	-	1,864,074

Warrants exercised for cash	-	-	349,335	349	363,068	-	-	-	363,417

Common shares issued in conversion
of preferred shares	(25,000)	(25)	50,000	50	(25)	-	-	-	-

Common shares issued in conversion
of debt	-	-	52,733	53	26,314	-	-	-	26,367

Common shares issued as collateral
for promissory note	-	-	100,000	100	69,900	-	-	-	70,000

Adjustment to account for
fractional shares	-	-	4,568	5	(5)	-	-	-	-

Preferred shares issued for cash	275,000	275	-	-	549,725	-	-	-	550,000

Fair value of warrants granted	-	-	-	-	789,487	-	-	-	789,487

Amortization of stock issued in
advance for services	-	-	-	-	-	-	288,899	-	288,899

Net Loss for the Year Ended
June 30, 2009	-	-	-	-	-	-	-	(6,599,366)	(6,599,366)

Balance, June 30, 2009	774,044	774	16,417,447	16,417	15,039,491	24,000	(48,153)	(15,237,122)	(204,593)

Common shares issued in conversion
of preferred shares	(296,429)	(296)	628,995	629	(333)	-	-	-	-

Common shares issued for assets	-	-	250,000	250	249,750	-	-	-	250,000

Common shares issued for cash	-	-	4,280,422	4,281	2,397,362	-	-	-	2,401,643

Warrants and options exercised for cash	-	-	399,989	400	239,309	-	-	-	239,709

Common shares issued in conversion
of debt and extinguishment of liabilities	-	-	1,233,456	1,233	709,452	-	-	-	710,685

Share-based compensation - common shares	-	-	2,401,689	2,402	1,949,224	(24,000)	48,153	-	1,975,779

Consolidated Statements of Stockholders' Equity (Deficit) - continued

Share-based compensation - warrants	-	-	-	-	764,614	-	-		764,614

Share-based compensation - shares to be issued	-	-	279,770	280	156,150		-	-	156,430

Common stock issued in advance of services	-	-	-	-	129,968	-	-		129,968

Warrants issued in advance of services	-	-	-	-	197,176	-	-		197,176

Beneficial converstion feature on issuance
of convertible debt	-	-	-	-	421,150	-	-	-	421,150

Warrants issued in connection to issuance	-	-	-	-	82,850	-	-	-	82,850
of convetible debt

Preferred shares issued for cash	96,429	96	-	-	60,654	-	-	-	60,750

Preferred shares repurchased	(25,000)	(25)	-	-	(49,975)	-	-	-	(50,000)

Net Loss for the Year Ended
June 30, 2010	-	-	-	-	-	-	-	(5,331,918)	(5,331,918)

Balance, June 30, 2010	549,044	$549	25,891,768	$25,892	$22,346,842	$-	$-	$(20,569,040)	$1,804,243

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities

Net Loss	$(5,331,918)	$(6,599,366)
Adjustments to reconcile to cash from
operating activities:
Depreciation and amortization	235,832	138,132
Share-based compensation	2,896,823	2,590,308
Bad debt expense	123,539	1,524
Gain on extinguishment of indebtedness	(97,587)	-
Amortization of debt discount & issuance costs	47,279	-
Changes in Operating Assets and Liabilities:
Accrued interest receivable	-	(18,110)
Prepaid expenses	6,063	(9,360)
Deposits	(26,463)	23,230
Accounts payable and accrued expenses	(545,293)	992,236

Net Cash Used in Operating Activities	(2,691,725)	(2,881,406)

Cash Flows from Investing Activities

Purchase of other assets	-	(35,215)
Purchase of property and equipment	(512,038)	(613,344)
Proceeds from disposal of property	80,000	-

Net Cash Used in Investing Activities	(432,038)	(648,559)

Cash Flows from Financing Activities

Issuance of Common Stock	2,401,643	2,061,074
Issuance of Preferred Stock	60,750	550,000
Proceeds from notes payable - related party	90,000	197,871
Warrants and options exercised for cash	239,709	363,417
Debt issuance costs	(25,000)	-
Repayment of notes payable	(4,833)	(7,270)
Proceeds from notes payable	555,000	411,897

Net Cash from Financing Activities	3,317,269	3,576,989

Net Increase in Cash	193,506	47,024
Cash, Beginning of Year	439,474	392,450

Cash, End of Year	$632,980	$439,474

Supplemental Cash Flow Disclosure:
Cash Paid For:
Interest Expense	$157,021	$1,898
Income Taxes	-	-

Non Cash Financing Activities:
Common stock issued for intangible assets	$250,000	$-
Common stock issued as collateral on debt	-	70,000
Common stock issued to extinguishment of debt and liabilities	$710,685	$26,367
Preferred Stock Accretion and Dividends	$85,748	$-
Stock and warrants issued in advance for services	$327,144	-
Repurchase of Preferred Stock	$50,000	-

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Studio One Media, Inc. (the “Company” or “Studio One”) was originally organized in Delaware on May 12, 1988, as Dimensional Visions Group, Ltd. The name was changed on January 15, 1998 to Dimensional Visions Incorporated. On February 8, 2006, it changed its name to Elevation Media, Inc., and on March 28, 2006 the Company’s name was changed to Studio One Media, Inc. as part of its overall plan to implement its revised business plan.

In April 2006, the Company entered into an agreement to purchase MyStudio, Inc. (formerly known as Studio One Entertainment, Inc.), a private Scottsdale, Arizona based company that designed and manufactured a proprietary (patents pending), self contained interactive audio/video recording studio designed for installation in shopping malls and other high traffic public areas (the “MyStudio Agreement”).  MyStudio enables the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

On April 17, 2007, the Company announced that it had finalized the reverse merger of MyStudio Inc. through an all-stock transaction. The purchase was pursuant to an agreement entered into by the companies dated March 29, 2006. The reverse merger included the exchange of 7,000,000 restricted CCommon Shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of MyStudio, Inc.   The substance of the transaction resulted in a reverse merger wherein MyStudio Inc. became the accounting acquirer of Studio One.  Therefore, historical financial data reflects the operations and accumulated deficit of MyStudio Inc.  The transaction essentially is a recapitalization of MyStudio, Inc. The reverse merger includes all right, title and interest to MyStudio Inc.'s proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications.  MyStudio, Inc. continues to operate as a wholly owned subsidiary of Studio One.  Accordingly, the financial statements present on a consolidated basis the operations of Studio One and MyStudio Inc.

Accounting Basis
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a June 30 fiscal year end.

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

Fair Value of Financial Instruments
ASC 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Cash is the Company's only financial asset or liability required to be recognized at fair value and is measured using quoted prices for active markets for identical assets (Level 1 fair value hierarchy).  The carrying amounts reported in the balance sheets for notes receivable and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

The fair value of the Company’s notes payable is approximately $710,398 (carrying value of $252,369 at June 30, 2010). Market prices are not available for the Company's loans due to related parties or its other notes payable, nor are market prices of similar loans available. The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value

Concentration of Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limits . The risk is managed by maintaining all deposits in high quality financial institutions.

For the year ended, one customer accounted for 24.4% of total revenues.

Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Office Equipment and Computers	5 years
Computer Software	5 years
Furniture and Office Equipment	5 years
Production Equipment	7 years
Leasehold Improvements	Shorter of Useful Life or Lease Term
Studios	5 years

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets
Intangible assets consist of intellectual property, website costs and video backgrounds.  Website costs are costs incurred to develop the Company’s website and website costs are being amortized over the estimated useful life of 5 years. Video backgrounds are the costs incurred to develop video backgrounds for use in the Company’s recording studios. The video background costs are being amortized over the estimated useful life of 5 years.  The Company’s intellectual property includes purchased patents and trademarks as well as other proprietary technologies.  The cost of these are being amortized over the estimated useful life of 5 years.

Valuation of Long-Lived Assets
Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2010 and 2009, management does not believe any of the Company’s assets were impaired.

Revenue Recognition
The Company applies the provisions of FASB ASC 605, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company's revenues are generated from the studio sessions and advertising.  Revenues from the sale of sessions are collected at the point of sale. The products are delivered simultaneously with the sale.  Session revenues are recognized upon completion of the related session or upon expiration of paid session cards.

Barter Transactions - Barter revenue relates to recording session services provided by Studio One to business customers in exchange for products and services that Studio One would otherwise be required to buy for cash. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged.  Studio One applies ASC 845 Accounting for Advertising Barter Transactions and, accordingly, recognizes advertising barter revenues only to the extent that Studio One has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction.

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

Cost of Sales
The Company’s cost of sales includes studio lease expense, employee costs, and other nominal amounts.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, Accounting for Research and Development Costs. The Company incurred research and development expenses of $5,508 and $800,967 during the years ended June 30, 2010 and 2009, respectively.

Advertising and Marketing Expenses
The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expenses were $276,191 and $389,993 for the years ended June 30, 2010 and 2009, respectively.  During the fiscal years ended June 30, 2010 and 2009 the Company also incurred approximately $117,000 and $83,400 in advertising expenses included in its cost of barter expenses, respectively.

Share-Based Compensation
The Company follows the provisions of ASC 718, Share-Based Payment which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing income (loss) attributable to Common shareholders by the weighted-average number of Shares of Common Stock outstanding during the period. The income attributable to Common Stockholders is reduced and the loss attributable to Common Stockholder is increased by accrued and deemed dividends on Preferred Stock during the years ended June 30, 2010 and 2009 of $85,748 and $-0-, respectively.

Diluted earnings per Common Share is computed by dividing income (loss) attributable to Common Shareholders by the weighted-average number of Shares of Common Stock outstanding during the period increased to include the number of additional Shares of Common Stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible Preferred Stock, stock options, warrants, and convertible debt. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s Common Stock can result in a greater dilutive effect from potentially dilutive securities.

For the year ended June 30, 2010 and 2009, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive shares that were excluded was 5,418,130 and 3,066,485 at June 30, 2010 and 2009, respectively.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  ASC 740 became effective as of July 1, 2008 and had no material impact on the Company’s financial statements.

Recently Adopted Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 to amend the disclosure requirements related to subsequent events. The guidance requires an entity that is an SEC filer or a conduit bond obligor for conduit debt securities traded in a public market to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  The adoption of this new standard did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an Accounting standards Update (“ASU”) 2010-06, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the    reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

On September 15, 2009, the Company adopted ASC 105, Generally Accepted Accounting Principles, the authoritative guidance that establishes only two levels of U.S. generally accepted accounting principles (“GAAP”): authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which continue to be sources of authoritative GAAP for SEC registrants. All nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Adoption of the new guidance did not have a material impact on the Company’s financial statements.

On July 1, 2009, the Company adopted the authoritative guidance on fair value measurement, ASC 820, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on the Company’s financial statements.

On July 1, 2009, the Company adopted ASC 805, which requires the retention of the acquisition method of accounting (previously referred to as the purchase method) for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  Adoption of the new guidance did not have a material impact on the Company’s financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements (continued)

On July 1, 2009, the Company adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests.  Noncontrolling interests will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income.  Adoption of the new guidance did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In June 2009, the FASB issued authoritative guidance that is effective for the Company beginning July 1, 2010.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Adoption of the new guidance will not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued authoritative guidance, ASU 2009-13 on revenue arrangements with multiple deliverable.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of this new guidance will not have a material impact on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $20,569,040 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its MyStudio and AfterMaster businesses. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service additional personal recording kiosks.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on June 30, 2010 and 2009:

	2010	2009
Furniture and Equipment	$25,912	$25,012
Office Equipment and Computers	211,668	209,984
Studios	660,147	264,586
Vehicles	29,125	29,125
Leasehold Improvements	5,196	5,196
Computer Software	51,041	50,879
Accumulated Depreciation	(309,605)	(162,802)
Net Property and Equipment	$673,384	$421,980

The Company also has $605,644 and $631,169 in equipment that is yet to be placed in service as of June 30, 2010 and 2009, respectively.  Depreciation expense for the years ended June 30, 2010 and 2009 was $188,821 and $114,224, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following on June 30, 2010 and June 30, 2009:

	2010	2009
Patterns and Molds	$24,095	24,095
Website Costs	91,375	91,375
Video Backgrounds	16,172	15,802
Intellectual Property	250,000	-
Accumulated Amortization	(70,969)	(23,958)
Net Intangible Assets	$310,673	107,314

Amortization expense for the years ended June 30, 2010 and 2009 was $47,011 and $23,958, respectively.

The Company’s estimated amortization for the above intangible assets are as follows:

Year	Amortization
2011	$73,588
2012	73,588
2013	67,383
2014	63,706
2015	32,408
Total	$310,673

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses as of June 30, 2010 and 2009 follows:

	June 30,
	2010	2009
Accounts Payable	$661,040	$1,232,807
Accrued Interest	36,975	38,344
Other Accrued Expenses	117,671	212,646
Total	$815,686	$1,483,797

NOTE 6 – NOTES PAYABLE

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

In June 2009, the Company also borrowed $100,000 from an individual and signed a Promissory Note in that amount, bearing interest at 8%, unsecured, with a maturity date of December 30, 2010.  The holder of this Note agreed to convert the principal, and the accrued interest on that amount, to Common Stock of the Company.  On August 18, 2009, the Company issued 202,148 shares in extinguishment of debt totaling $101,074.

On December 31, 2008, the Company executed two related party Convertible Promissory Notes to a company owned by Larry Ryckman, an officer of the Company, in payment for services and advances made to or on behalf of the Company.  One note was in the principal amount of $100,000 and the other in the principal amount of $101,591, both bearing interest at the rate of 10% per annum, unsecured, and due December 31, 2009.   In August 2009, the holder of the notes agreed to convert the principal amounts of the notes, and the accrued interest on those amounts, to equity.  The Company issued 456,653 shares of Common Stock in extinguishment of debt totaling $208,067.

The Company entered into two related party notes during the year ended June 30, 2010. The Company signed a $50,000 note payable to a shareholder that bears 8% annual interest, is unsecured, and is due September 8, 2010.  The Company signed a note payable to a company owned by Larry Ryckman, an officer of the Company, in the amount of $40,000, bearing interest at 10%, unsecured, and payable on demand.  On June 4, 2010, the Company also signed a $30,000 short-term note payable to an unrelated individual, bearing interest at 8%, is unsecured, and due on demand. During the fiscal year ended June 30, 2010, the Company also signed a note with an unrelated party totaling $25,000 bearing 8% annual interest, is unsecured, and is due on demand.

The Company had two other outstanding notes at June 30, 2010, both to unrelated parties.  On June 13, 2001, the Company signed a Convertible Debenture Note in the original amount of $25,000, due October 13, 2001, and bearing interest at 14% per annum.  On May 22, 2009, the Company signed a promissory note in the amount of $50,000, payable over 10 equal installments beginning on June 1, 2009 and bearing interest at 12% per annum.  The Company is currently in default on both notes.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 6 – NOTES PAYABLE (CONTINUED)

The Company also entered into a financing agreement with an unrelated third party to fund up to $1,000,000 in four equal increments. The proceeds of each advance by the lender to Studio One are to be used to manufacture, ship, install and operate MyStudios serving as collateral for such advance. Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years from the advance dates, and a security agreement granting the lender a first lien on specified studios. The principal and interest on these notes may be converted at the lender’s option into Common Stock based on a conversion price of fifty cents ($0.50) per share.  At June 30, 2010, the lender had advanced a total of $500,000 under this financing agreement, and the Company granted 100,000 warrants to the lender, which have an exercise price of $0.50 and expire in 5 years.

In accordance with ASC 470, the Company’s management evaluated the conversion terms of this note and has concluded that a beneficial conversion feature (“BCF”) exists. The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the Common Stock, after allocating the proportionate amount of the debt proceeds to the fair value of the warrants. The value of the BCF of the two notes has been estimated at $417,150 and the fair value allocated to the warrants has been estimated at $82,850.  The combined value of the combined BCF was limited to the face value of the notes, in this case $500,000.

The $500,000 combined value of the BCF and the fair value of the warrants has been recorded as a debt discount against the carrying value of the loan and offset to additional paid-in capital. The Company will amortize the debt discount over the three year life of the note and record the amortization as interest expense. As of June 30, 2010, the remaining debt discount is $458,029 and during the year ended June 30, 2010 the Company recorded $41,971 in interest expense associated with the amortization of the debt discount.

Below is a table detailing all required payments on outstanding debt over the next five years:

Year	Amount of Principal Payments Due
2011	$210,398
2012	-
2013	500,000
Total	$710,398

NOTE 7 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares Allocated	Shares Outstanding	Liquidation Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	1,000,000	25,000	54,315
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	4,325,000	549,044	$ 538,414

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 7 – CONVERTIBLE PREFERRED STOCK (CONTINUED)

The Company's Series A Convertible Preferred Stock ("Series A Preferred") is convertible into Common Stock at the rate of .025 share of Common stock for each share of the Series A Preferred. Dividends of $0.50 per share annually from date of issue, are payable from retained earnings,  but have not been declared or paid.

The Company’s Series A-1 Senior Convertible Redeemable Preferred Stock (“Series A-1 Preferred”) is convertible at the rate of 2 shares of Common Stock per share of Series A-1 Preferred. The dividend rate of the Series A-1 Senior Convertible Redeemable Preferred Stock is 6% per share per annum in cash, or commencing on June 30, 2009 in shares of the Company’s Common stock (at the option of the Company).

The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred") is convertible at the rate of .067 share of Common Stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid.

The Company's Series C Convertible Preferred Stock ("Series C Preferred") is convertible at a rate of .007 share of Common Stock per share of Series C Preferred.  Holders are entitled to dividends only to the extent of the holders of the Company’s Common Stock receive dividends.

The Company's Series D Convertible Preferred Stock ("Series D Preferred") is convertible at a rate of .034 share of Common Stock per share of Series D Preferred.  Holders are entitled to a proportionate share of any dividends paid as though they were holders of the number of shares of Common Stock of the Company into which their shares of are convertible as of the record date fixed for the determination of the holders of Common Stock of the Company entitled to receive such distribution.

The Company's Series E Convertible Preferred Stock ("Series E Preferred") is convertible at a rate of .034 share of Common Stock per share of Series E Preferred. Holders are entitled to a proportionate share of any dividends paid as though they were holders of the number of shares of Common Stock of the Company into which their shares of are convertible as of the record date fixed for the determination of the holders of Common Stock of the Company entitled to receive such distribution.

The Company's Series P Convertible Preferred Stock ("Series P Preferred") is convertible at a rate of .007 share of Common Stock for each share of Series P Preferred. Holders are entitled to dividends only to the extent of the holders of the Company’s Common Stock receive dividends.

In the event of a liquidation, dissolution or winding up of the affairs of the Company, holders of First Series A Preferred Stock, Series P Convertible Preferred Stock, Series C Convertible Preferred Stock have no liquidation preference over holders of the Company’s Common Stock.  Holders of Second Series B Preferred Stock have a liquidation preference over holders of the Company’s Common Stock and the Company’s Series A Preferred Stock.  Holders of Series D Preferred Stock are entitled to receive, before any distribution is made with respect to the Company’s Common Stock, a preferential payment at a rate per each whole share of Series D Preferred Stock equal to $1.00.  Holders of Series E Preferred Stock are entitled to receive, after the preferential payment in full to holders of outstanding shares of Series D Preferred Stock but before any distribution is made with respect to the Company’s Common Stock, a preferential payment at a rate per each whole share of Series E Preferred Stock equal to $1.00.  Holders of Series A-1 Preferred Stock are superior in rank to the Company’s Common Stock and to all other series of Preferred Stock heretofore designated with respect to dividends and liquidation.

The activity surrounding the issuances of the Preferred Stock is as follows:

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 7 – CONVERTIBLE PREFERRED STOCK (CONTINUED)

During the fiscal year ended June 30, 2010, the Company issued 96,429 shares of Series A-1 Preferred Stock for $60,750 in cash net of $6,750 of issuance costs. During the fiscal year ended June 30, 1020, these shares, and the dividends accrued thereon, were converted for 196,782 shares of Common Stock.  In conjunction with this issuance, the Company recognized an associated beneficial conversion feature based on the convertibility of the Preferred Shares into Common Shares at a ratio of 2 to 1.  This resulted in an effective exercise price of $0.35 per share.  The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the Common Stock on the dates of issuance and is capped  at the face value of the offering, in this case $67,500. The conversion feature was recorded in additional paid-in capital and the Preferred Stock was accreted to face value over six months, the first date the note holder could convert the security.  As of June 30, 2010 there was no remaining BCF to be amortized.

During the fiscal year ended June 30, 2009, the Company issued an additional 275,000 Series A-1 shares and converted 25,000 of existing shares for 50,000 shares of Common Stock.

During the fiscal year ended June 30, 2009, the outstanding Preferred Stock accumulated $19,615 in dividends; in fiscal year ended June 30, 2010 it accumulated $21,300 in dividends on outstanding Preferred Stock.  The cumulative dividends in arrears through June 30, 2010 were approximately $184,040.

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS

The Board of Directors on June 10, 2009 approved the 2009 Long-Term Stock Incentive Plan.  The purpose of the 2009 Long-term Stock Incentive Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Long-Term Stock Incentive Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company's Common Stock is reserved for issuance under stock options to be issued under the 2009 Long-Term Stock Incentive Plan.  The Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options and Restricted Stock Awards.  The 2009 Long-Term Stock Incentive Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.

Through June 30, 2010, the Company had granted such options to two employees to purchase, in the aggregate, 466,000 shares of the Company’s Common Stock. The Exercise Period for each of the grants range from two to three years from the date of grant and the exercise price in each instance ranged from $0.35 to $0.80.  During the fiscal year ended June 30, 2010, one option holder exercised the right to purchase 28,571 shares at $0.35 per share for a total of $10,000.

During the year ended June 30, 2009, the estimated value of the compensatory Common Stock purchase warrants and stock options granted to employees and non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected terms of 2-5 years, a risk free interest rate of 1.35% to 2.35%, a dividend yield of 0% and volatility of 55% to 237%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $789,487.

During the year ended June 30, 2010, the estimated value of the compensatory Common Stock purchase warrants and stock options granted to employees and non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2 years, a risk free interest rate of 1.26% to 2.60%, a dividend yield of 0% and volatility of 102% to 245%. The amount of the stock-based compensation charged to expenses for compensatory options and warrants granted in exchange for services was $764,614 and included in Selling, General and Administrative Expenses.

In addition to options and warrants, the Company recognized $2,081,594 of share-based compensation expense for Common Stock issued to employees and non-employees for services, which is included in Selling, General and Administrative Expense.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s Common Stock issued to employees and non-employees of the Company. These warrants were granted to investors, lenders and, in other instances, in lieu of cash compensation for services performed.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2008	2,473,362	$3.50	$2.39
Granted	1,738,057	1.72	-
Exercised	(349,335)	0.69	-
Cancelled	(810,163)	3.24	-
Outstanding as of June 30, 2009	3,051,921	$2.91	$1.92
Granted	2,180,750	0.53	0.59
Exercised	(399,989)	0.60	0.44
Cancelled	(1,052,033)	4.04	2.05
Outstanding at June 30, 2010	3,780,649	$1.45	$2.32
Exercisable at June 30, 2010	3,578,387	$1.72	$2.49

The following table summarizes the changes in options outstanding under the 2009 Stock Incentive Plan and the related prices for the shares of the Company’s Common Stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2008	-	$-	$-
Granted	85,000	0.80	0.74
Exercised	-	-	-
Cancelled	-	-	-
Outstanding as of June 30, 2009	85,000	$0.80	$0.74
Granted	381,000	0.51	0.44
Exercised	(28,571)	0.35	0.46
Cancelled	-	-	-
Outstanding at June 30, 2010	437,429	$0.58	$0.50
Exercisable at June 30, 2010	349,929	$0.59	$0.51

NOTE 9 – INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative net operating loss (“NOL”) of $10,776,948. The total valuation allowance is equal to the total deferred tax asset.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 9 – INCOME TAXES (CONTINUED)

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	4,019,802	5,332,993
Valuation allowance	(4,019,802)	(5,332,993)
Net deferred tax asset reported	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates  to pretax income from continuing operations for the years ended June 30, 2010 and 2009 due to the following:

	2010	2009
Book loss from operations	$(1,812,852)	$(2,309,778)
Stock, options and warrants issued for services	984,920	874,443
State tax-net of federal benefit	(80,358)	-
Change in valuation allowance	(1,313,191)	-
Return to provision	2,221,481	1,435,335
	$-	$-

The Company’s net state and federal operating loss carry forwards of approximately $10,776,948 expire in various years beginning in 2011 and carrying forward through 2030.

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

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of July 1, 2008 and had no impact on the Company’s financial statements.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings
The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  At June 30, 2010, there are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Lease Agreements
Pursuant to a lease originally dated January, 2006, the Company currently occupies approximately office space located  in Scottsdale Arizona.  On June 15, 2008, the Company expanded into an adjoining building on a month-by month basis.  Under the terms of the extended, expanded lease, the Company occupies the premises on a month-to-month basis.  The total lease expense is approximately $9,609 per month, payable in cash, Common Stock of the Company and on-studio advertising.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

In anticipation of implementation of its business plan, the Company also leased additional office space in Scottsdale at a monthly cost of $12,225.   The Company never occupied this space and in May 2009 entered into a termination agreement with the landlord pursuant to which the Company agreed to pay the sum of $50,000 over a period of ten months in exchange for terminating future obligations under the lease.  The Company recorded this as an expense during the year ended June 30, 2009.

The Company is leasing in West Hollywood, California, which serves as both office space and a showroom for MyStudio.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This is a one-year lease expiring on August 31, 2011.  The total lease expense is approximately $4,000 per month and the total remaining obligations under these leases at June 30, 2010 is approximately $44,000.

We lease space at mall locations for MyStudio pursuant to one-year leases.   The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for its recording studios at various venues and locations throughout the country.

Rent expense for the year ended June 30, 2010 was $329,379paid in cash and $31,929 paid in barter and included in barter expense.

Below is a table detailing annual operating lease obligations over the next 5 years:

Year	Lease Payments
2011	$294,979
2012	6,700
2013	-
2014	-
2015	-
Thereafter	$-
Total	301,679

Other
The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2010 were approximately $184,040.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the $25,000 note to an unrelated party has been converted to equity.  The $40,000 note payable to a related party and the $30,000 note payable to an unrelated party have been repaid.

On August 19, 2010 the Company drew an additional $250,000 on its available $1,000,000 credit provision.  The note bears interest at 12% per annum, is due in 3 years, and is secured by a first lien on specified studios.