Form 10-Q
period 2010-09-30
STUDIO ONE MEDIA, INC.
filed 2010-11-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

☐ Yes     ☒ No

At November 12, 2010, the number of shares outstanding of Common Stock, $0.001 par value, was 26,762,806 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$178,288	$632,980
Prepaid Expenses	232,551	329,406
Other Receivable	11,410	16,968
Notes Receivable	127,500	127,500

Total Current Assets	620,302	1,106,854

Property and Equipment, net	944,838	673,384
Property and Equipment, yet to be placed in service	1,123,158	605,644

Intangible Assets, net	295,532	310,673

Other Assets
Deposits	99,863	102,863
Prepaid Expenses	48,295	49,188
Debt Issuance Costs	60,341	23,692

Total Other Assets	208,499	175,743

Total Assets	$3,121,776	$2,872,298

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,490,726	$815,686
Notes Payable - Related Party	50,000	90,000
Notes Payable	215,398	120,398

Total Current Liabilities	1,756,124	1,026,084

Long-Term Liabilities
Notes Payable, net of discount of $633,255 and $458,029, respectively	116,745	41,971

Total Liabilities	1,872,869	1,068,055

Stockholders' Equity
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; issued and outstanding are 549,044
and 549,044, respectively	549	549
Common Stock, authorized 100,000,000 shares,
par value $0.001; issued and outstanding are 26,643,598 and
25,891,768 shares, respectively	26,644	25,892
Additional Paid In Capital	23,211,722	22,346,842
Accumulated Deficit	(21,990,008)	(20,569,040)

Total Stockholders' Equity	1,248,907	1,804,243

Total Liabilities and Stockholders' Equity	$3,121,776	$2,872,298

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009

REVENUES
Session Revenues	$93,170	$18,700
Advertising Revenues	7,500	10,643
Other Revenues	2,200	-

Total Revenues	102,870	29,343

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	121,205	41,255
Cost of Barter Exchanges	74,250	21,643
Depreciation and Amortization Expense	74,378	38,422
General and Administrative Expenses	1,240,477	1,381,841

Total Costs and Expenses	1,510,310	1,483,161

Loss from Operations	(1,407,440)	(1,453,818)

Other Income (Expense)
Interest Expense	(87,030)	(10,176)
Interest Income	-	4,322
Gain on Disposal of Property	73,502	-

Total Other Income (Expense)	(13,528)	(5,854)

Loss Before Income Taxes	(1,420,968)	(1,459,672)
Income Tax Expense	-	-

NET LOSS	$(1,420,968)	$(1,459,672)

Preferred Stock Accretion and Dividends	(2,900)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,423,868)	$(1,459,672)

Basic and Diluted Loss Per Share of Common Stock	$(0.05)	$(0.08)

Weighted Average Number of Shares Outstanding	26,107,817	18,976,335

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity

						Common	Common Stock
					Additional	Shares	Issued in		Total
	Preferred Stock		Common Stock		Paid In	to be	Advance	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	for Services	Deficit	Equity

Balance, June 30, 2009	774,044	$774	16,417,447	$16,417	$15,039,491	$24,000	$(48,153)	$(15,237,122)	$(204,593)

Common shares issued in conversion
of preferred shares	(296,429)	(296)	628,995	629	(333)	-	-	-	-

Common shares issued for assets	-	-	250,000	250	249,750	-	-	-	250,000

Common shares issued for cash	-	-	4,280,422	4,281	2,397,362	-	-	-	2,401,643

Warrants and options exercised for cash	-	-	399,989	400	239,309	-	-	-	239,709

Common shares issued in conversion
of debt and extinguishment of liabilities	-	-	1,233,456	1,233	709,452	-	-	-	710,685

Share-based compensation - common shares	-	-	2,401,689	2,402	1,949,224	(24,000)	48,153	-	1,975,779

Share-based compensation - warrants	-	-	-	-	764,614	-	-		764,614

Share-based compensation - shares to be issued	-	-	279,770	280	156,150	-	-		156,430

Common shares issued in advance of services	-	-	-	-	129,968	-	-	-	129,968

Warrants issued in advance of services	-	-	-	-	197,176	-	-		197,176

Beneficial conversion feature on issuance
of convertible debt	-	-	-	-	421,150	-	-	-	421,150

Warrants issued in connection to issuance	-	-	-	-	82,850	-	-	-	82,850
of convertible debt

Preferred shares issued for cash	96,429	96	-	-	60,654	-	-	-	60,750

Preferred shares repurchased	(25,000)	(25)	-	-	(49,975)	-	-	-	(50,000)

Net Loss for the Year Ended
June 30, 2010	-	-	-	-	-	-	-	(5,331,918)	(5,331,918)

Balance, June 30, 2010	549,044	549	25,891,768	25,892	22,346,842	-	-	(20,569,040)	1,804,243

Consolidated Statements of Stockholders' Equity - continued

Common shares issued for cash (unaudited)	-	-	22,500	23	12,061	-	-	-	12,084

Warrants and options exercised for cash (unaudited)	-	-	205,833	2057	103,961	-	-	-	104,166

Common shares issued in conversion
of debt and extinguishment of liabilities (unaudited)	-	-	236,241	237	139,040	-	-	-	139,277

Share-based compensation - common shares (unaudited)	-	-	256,392	256	241,289	-	-	-	241,545

Share-based compensation - warrants (unaudited)	-	-	-	-	56,763	-	-	-	56,763

Warrants and common shares issued in advance of services (unaudited)	-	-	30,864	31	94,066	-	-	-	94,097

Beneficial conversion feature on issuance
of convertible debt (unaudited)	-	-	-	-	186,350	-	-	-	186,350

Warrants issued in connection to issuance
of convertible debt (unaudited)	-	-	-	-	31,350	-	-	-	31,350

Net Loss for the Three Months ended
September 30, 2010 (unaudited)	-	-	-	-	-	-	-	(1,420,968)	(1,420,968)

Balance, September 30, 2010 (unaudited)	549,044	$549	26,643,598	$26,644	$23,211,722	$-	$-	$(21,990,008)	$1,248,907

The accompanying notes are an integral part of these financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities

Net Loss	$(1,420,968)	$(1,459,672)
Adjustments to reconcile to cash from
operating activities:
Depreciation and amortization	74,378	38,422
Share-based compensation	298,308	942,203
Amortization of debt discount & issuance costs	41,442	-
Gain on disposal of property	(73,502)	-
Changes in Operating Assets and Liabilities:
Accrued interest receivable	-	(4,322)
Other receivables	(11,139)	-
Prepaid expenses	156,228	(15,479)
Deposits	3,000	(2,454)
Accounts payable and accrued expenses	786,775	(420,711)

Net Cash Used in Operating Activities	(145,478)	(922,013)

Cash Flows from Investing Activities

Purchase of property and equipment	(848,205)	(28,020)
Proceeds from disposal of property	90,199	-

Net Cash Used in Investing Activities	(758,006)	(28,020)

Cash Flows from Financing Activities

Issuance of common stock	14,626	508,000
Repayments of notes payable - related party	(40,000)	-
Warrants and options exercised for cash	104,166	18,542
Repayment of notes payable	(30,000)	-
Proceeds from notes payable	400,000	125,000

Net Cash from Financing Activities	448,792	651,542

Net Increase in Cash	(454,692)	(298,491)
Cash, Beginning of Period	632,980	439,474

Cash, End of Period	$178,288	$140,983

Supplemental Cash Flow Disclosure:
Cash Paid For:
Interest	$5,388	$446
Income Taxes	-	-

Non Cash Financing Activities:
Common stock issued to extinguish debt and liabilities	$139,277	$433,559
Stock and warrants issued in advance for services	94,097	-
Warrants and beneficial conversion feature on issuance of convertible debt	217,700	-

The accompanying notes are an integral part of these financial statements.

Studio One Media, Inc.
Notes to Consolidated Financial Statements
September 30, 2010 and June 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $21,990,008 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its MyStudio business. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service additional personal recording kiosks.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification of Financial Statement Accounts
Certain amounts in the September 30, 2009 financial statements have been reclassified to conform to the presentation in the September 30, 2010 financial statements.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Fair Value Instruments
Cash is the Company’s only financial asset or liability required to be recognized at fair value and is measured using quoted prices fro active markets for identical assets (Level 1 fair value hierarchy).  The carrying amounts reported in the balance sheets for notes receivable and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

The fair value of the Company’s notes payable at September 30, 2010 is approximately $1,015,398 (carrying value of $382,143).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Income Taxes
There is no income tax provision for the three months ended September 30, 2010 and 2009 due to net operating losses for which there is no benefit currently available.

At September 30, 2010, the Company had deferred tax assets associated with state and federal net operating losses (“NOLs”), be recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

Studio One Media, Inc.
Notes to Consolidated Financial Statements
September 30, 2010 and June 30, 2010

NOTE 4 – NOTES PAYABLE

On September 28, 2010 the Company entered into a note payable with an unrelated party for $50,000.  The note bears interest at 8%, is unsecured and is due on September 28, 2011.

On September 29, 2010 the Company entered into a note payable with an unrelated party for $100,000.  The note is due on October 28, 2010, is unsecured, and in lieu of interest, the lender has agreed to accept warrants to purchase   10,000 shares of the Company’s common stock.  The warrants have an exercise price of $0.75 per share and a five year maturity.  These warrants were valued using the Black-Scholes valuation model under the below assumptions resulting in a fair value of $7,839.  This amount has been recorded as a discount to the face value of the note and will be amortized over the life of the note and recorded as interest expense.

The Company also entered into a financing agreement with an unrelated third party to fund up to $1,000,000 in four equal increments. The proceeds of each advance by the lender to Studio One are to be used to manufacture, ship, install and operate MyStudios serving as collateral for such advance. Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years from the advance dates, and a security agreement granting the lender a first lien on specified studios. The principal and interest on these notes may be converted at the lender’s option into Common Stock based on a conversion price of fifty cents ($0.50) per share.  As of September 30, 2010 the lender had advanced a total of $750,000 under this financing agreement.  Additionally, the Company granted 150,000 warrants to the lender, which have an exercise price of $0.50 and expire in 5 years.

In accordance with ASC 470, the Company’s management evaluated the conversion terms of this note and has concluded that a beneficial conversion feature (“BCF”) exists. The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the common stock, after allocating the proportionate amount of the debt proceeds to the fair value of the warrants. The value of the BCF of the three notes has been estimated at $603,500 and the fair value allocated to the warrants has been estimated at $114,200.

The $717,700 combined value of the BCF and the fair value of the warrants has been recorded as a debt discount against the carrying value of the loan and to additional paid-in capital. The Company will amortize the debt discount over the three year life of the notes and record the amortization as interest expense. As of September 30, 2010 the remaining debt discount is $625,416 and during the three months ended September 30, 2010 the Company recorded $50,313 in interest expense associated with the amortization of the debt discount.

NOTE 5 – COMMON STOCK

During the three months ended September 30, 2010, the Company issued 22,500 common shares for $12,084 in net cash proceeds and issued 256,392 shares of the Company’s common stock to employees and non-employees for services rendered to the Company valued at $241,545, based on the market price of the stock on the day of issuance.  The Company also issued 205,833 shares of common stock for warrants exercised for cash for a total of $104,166 and 236,241 shares of common stock to extinguish notes payable and accrued interest totaling $139,277.

NOTE 6 – STOCK PURCHASE OPTIONS AND WARRANTS

During the three months ended September 30, 2010, the estimated value of the compensatory common stock purchase warrants and stock options granted to employees and non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2-5 years, a risk free interest rate of 0.26%-1.35%, a dividend yield of 0% and volatility of 77%-143%%. The amount of the stock-based compensation charged to expenses for compensatory options and warrants granted in exchange for services was $298,308 and is included in General and Administrative Expense.

In addition to options and warrants, the Company recognized $352,833 of share-based compensation expense for common stock issued to employees and non-employees for services, which is included in General and Administrative Expense.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months ended September 30, 2010 and 2009. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may relate to such matters as  the Company’s (and its subsidiaries) business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  All statements herein contained in this Report, other than statements of historical fact, are forward-looking statements.

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “budget,” “budgeted,” “believe,” “will,” “intends,” “seeks,” “goals,” “forecast,” and similar words and expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.  We caution our readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in the forward looking statements, including those factors described under “Risk Factors” and elsewhere herein.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.  These risks and uncertainties, many of which are beyond our control, include:

·	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

·	uncertainties involved in growth and growth rate of our operations, business, revenues, operating margins, costs, expenses and acceptance of any products or services;

·	volatility of the stock market, particularly within the technology sector;

·	our dilution related to all equity grants to employees and non-employees;

·	that we will continue to make significant capital expenditure investments;

·	that we will continue to make investments and acquisitions;

·	the sufficiency of our existing cash and cash generated from operations;

·	the increase of sales and marketing and general and administrative expenses in the future;

·	the growth in advertising revenues from our websites and studios will be achievable and sustainable;

·	that seasonal fluctuations in Internet usage and traditional advertising seasonality are likely to affect our business; and

·	general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.  We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

All references in this report to “we,” “our,” “us,” the “Company” or “Studio One” refer to Studio One Media, Inc., and its subsidiaries and predecessors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of September 30, 2010, there were 26,643,598 shares issued and outstanding.   Since April 2006, we have raised approximately $11 million in the form of equity for purposes of research and development and the launch of MyStudio and AfterMaster.

The Company’s office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Business

We are a diversified media and technology company based in Scottsdale, Arizona.  Our subsidiaries and divisions include MyStudio, Inc., MyStudio Audio Labs, Inc., MyStudio Music and MyStudio Management.

Over the last seven years, Studio One and its wholly-owned subsidiary, MyStudio, Inc., have been engaged in the research and development of proprietary, leading-edge audio and video technologies for professional and consumer use.

Studio One introduced its first MyStudio in September 2008 with the installation of its first MyStudio HD Recording Studio. Studios have subsequently been installed in multiple locations with the expectation of additional studios being added in the near future.

The MyStudio business model and website featuring user generated content (“UGC”) are highly differentiated from leading companies in the entertainment and Internet industries. MyStudio offers a unique “bricks and clicks” business model of cash-generating studios (paid session revenues and on-studio monitor advertising) and Internet-based advertising revenues (website advertising). Currently, all major video sharing and social networking websites receive little or no revenue from the creation of the UGC hosted on their websites, forcing them to rely almost exclusively on revenue from website advertisers.

In addition, the Company expects additional future revenue to be generated from AfterMaster, as described herein, as well as music sales and talent management arising from UGC on the MyStudio.net website. Subject to the availability and timing of capital, Studio One expects to install and operate many MyStudios both nationally and internationally.

Quarterly Update

Following is a summary of corporate activities since June 30, 2010:

Studios

We currently have four studios in operation:  Hollywood, Phoenix, Miami and Dallas.  The Hollywood studio has been used for the past year to showcase the studio and its technologies to the entertainment and music industries.  Having successfully showcased the studio and begun discussions with various parties, we have decided to find a permanent location for the studio, which will allow us to open the studio to the general public.  We are in discussions on such a space in the Hollywood area.

We have completed an additional studio and is nearing completion of the restoration of the Nashville studio, which was damaged in the floods earlier this calendar year.  We have delayed installing the completed studio in a mall as we are in discussions with several parties about installing this studio and the soon-to-be-completed studio in high profile non-mall, strategic locations in the U.S.  We expect to complete these agreements soon.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Quarterly Update - continued

Preparing for substantial growth, we recently placed an order for 15 additional MyStudio chassis. Our new manufacturing partner provides for significant cost savings for the overall studio thus providing for a shorter payback period on the capital investment.  The first of the new chassis is expected to be delivered to us later this month.  We are also evaluating our other suppliers for cost savings opportunities.  Subject to the availability of adequate capital, we expect to accelerate the rollout of its studios in the U.S. and continue focus on gaining critical mass.  Such critical mass should allow us to attract a far greater number of strategic partners who can use the studios for large quantities of contestants for auditions and contests.

We have received significant inbound interest for MyStudio from around the globe.  We are in active discussions with several potential strategic partners for the rollout of MyStudio into foreign locations. These potential partners have the available capital to pursue many studios within their proposed geographies and anticipate capitalizing on the studios’ functionality for auditions, original music and karaoke.  Assuming the successful completion of such agreements, we anticipate increasing our purchase order with our current manufacturing partner for the studio chassis.

MyStudio Strategic Partnerships

We have recently partnered with The Network Talent, a recently formed talent consortium with modeling agencies from around the globe.  The Network Talent has hosted contests to identify new and emerging models in the Miami and Dallas areas.   Paul Fisher, a long-time member of the Advisory Board, has been instrumental to furthering the Company’s modeling objectives.

In August 2010, we again associated ourselves with Mr. Fuller through 19 Entertainment’s and MySpace’s auditions for If I Can Dream, a new post-reality television concept offered through Hulu.com.  MyStudio was used by a number of aspiring artists to perform their audition demos in hopes of being selected to join this show.  19 Entertainment is a leading name and powerhouse within the television business, with hit shows  including American Idol and So You Think You Can Dance.

We expect to announce other auditions for high profile shows in the near future.  We believe that auditions provide a significant revenue opportunity for MyStudio.  The feedback from casting directors has been very favorable based on the quality and ease of MyStudio for identifying talent. The addition of Sheila Jaffe to our Advisory Board will be valuable to driving the Company’s casting initiatives.

We have announced a number of contests which have driven traffic to the studio and increased brand awareness, including The GRAMMY Foundation, Hollywood Music in Media, The Crack Comedy Club Challenge and many others.  We expect to continue to enter into partnerships with other high profile entertainment companies to ensure steady traffic to the studio.

AfterMaster

AfterMaster is a revolutionary audio technology that makes music significantly louder, fuller and more exciting than traditionally mastered music. The technology is a proprietary, patents-pending combination of hardware and software which was developed over the last five years by the MyStudio audio engineering team.  It can be applied on virtually all audio sources including, music, radio, television and film.  The AfterMaster process can be used to create both a master from a master audio mix or to “AfterMaster” existing music that has already been mastered. AfterMaster allows any mastered audio to be remastered without the need to access the master mix. The near-term focus of AfterMaster is on new music releases as well as catalogue music; subsequent efforts will focus on television and motion pictures. We believe that the technology can be the technological impetus that can revitalize the music industry by providing consumers an unprecedented leap in sound quality and added value.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Quarterly Update - continued

Recent additions to the Advisory Board, including Rodney Jerkins, Richard Perry, Diane Warren and Jason Flom, are expected to play a significant role in positioning AfterMaster for broad adoption within the music industry.

Corporate

Earlier this calendar year, we hired a Vice President of Marketing to accelerate our revenue activities related to sponsorships and prepare for our national marketing rollout.  Upon the successful installation of our sixth studio, we expect to significantly increase our marketing efforts nationwide to drive session revenue, sponsorship and advertising revenues.  Having six studios in major metropolitan areas, management believes that it has a much greater opportunity to gain national attention of large sponsors who understand the opportunity to partner with MyStudio for promotions, contests and auditions to favorably market their own businesses.

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

We recently hired Anna King as Vice President – Licensing & Artist Relations.   Ms. King was previously worked for EMI Music where she was responsible for structuring thousands of licensing transactions.  Ms. King is focused on increasing our MyStudio Karaoke Library through additional music licensing deals, structuring revenue-generating agreements for AfterMaster and identifying potential musical talent for the MyStudio Management division.

MyStudio HD Recording Studios

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

Finished videos are available within minutes for viewing at MyStudio.net upon completion of the recording. Videos are protected with a privacy pass-code, and uses can decide whether to make their videos available to the public. The MyStudio.net website offers users the opportunity to share videos and create member profile pages in a dynamic social networking environment. Users may also create links between MyStudio.net and other social networking sites or their own websites, such as their own small businesses. MyStudio.net members can enter contests, order free CDs or DVDs of their videos, download MP3 audio files (restrictions apply), access embedded codes or print high resolution photos from their video.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio HD Recording Studios - continued

MyStudio has been used to create videos for music, modeling, comedy, dating, job resumes, auditions, and personal messages and greetings. Users can also enter their videos into industry-sponsored music, casting, modeling and comedy contests, and auditions.. In addition, the Company has offered various themed holiday greetings, as well as greetings to U.S. troops overseas.

As of September 30, 2010, MyStudio locations included Hollywood, Miami, Dallas and Phoenix.  We have completed an additional studio and are finalizing the restoration of the original Nashville studio.  We have placed an order for 15 studio chassis with an Arizona manufacturing company.

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

The Company announced a strategic partnership with RealityWanted.com.  RealityWanted.com is the leading source for reality TV casting calls in the U.S.  The partnership will open opportunities for members of both companies to create audition videos for hundreds of top reality television shows.  Most reality TV applicants are missing one of the most critical components to being selected – the video. This partnership creates a turnkey reality TV casting platform to help complete the casting process. Users can easily supplement their RealityWanted.com profiles with a high-quality video that better conveys their talents and unique personality traits giving them a greater chance of being selected for a reality television show. As MyStudio offers over 1,000 high definition backgrounds, users can pick an environment to best suit their audition. This is another example of the Company forming strategic partnerships to drive traffic to our studios and website.  A similar partnership was formed with Back Stage Casting, a leading source for casting opportunities for live productions.

We partnered with entertainment moguls Simon Fuller, Perez Hilton and Jamie King in the casting for Boy Band, a contest to identify five males between ages of 13 to 21with outstanding dance and vocal talent to form a high profile band.  Mr. Fuller is the producer of the hit show American Idol.  Mr. Hilton is a famous celebrity gossip columnist with a very extensive following.  Mr. King is a world renowned choreographer.

We partnered with Boy Band to provide for convenient and easy auditions.  They understand how MyStudio can be successfully utilized for auditions without spending hundreds of thousands of dollars and months on the road auditioning large numbers of potential contestants.

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

The Company’s management team believes that its success depends on the Company’s ability to raise additional capital, deploy multiple studios and create strategic partnerships that drive traffic to the studios.  The Company’s current installed base of studios are insufficient to generate adequate revenues to achieve overall profitability for the Company.  By deploying multiple studios, the Company believes that it will be able to successfully implement its business plan, attract a greater number of strategic partnerships and achieve profitability.

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

The Company has over 1,000 HD backgrounds from which to select or users may provide their own backgrounds.   Additionally, MyStudio currently offers thousands of songs licensed from EMI Music Publishing and others for karaoke usage and expects to complete additional licensing agreements in the future.  In many instances, users perform their own songs using their guitar, keyboard or other instruments, which may be plugged into the studios for a professionally sounding quality video.

MyStudio On-Studio Advertising Revenue.   The exterior of the studios contain eight (8) 37” LCD flat screen monitors that are used to promote MyStudio and display advertising messages from selected sponsors and third party advertisers.  The Company has successfully sold advertising on the studios, and the Company believes that it will secure national advertising sponsors when it has multiple studios in operation.

Website Advertising Revenue.   Visitors, visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for Internet properties.  The user-generated content created in MyStudio is the traffic generator for the Company’s MyStudio.net website.

We expect web traffic to grow substantially as additional studios are launched.   We believe that our web property can create significant value for our shareholders.  The leading social media websites, such as Facebook, have created substantial valuations for themselves based on website advertising.  Unlike a number of other social media and Internet companies, we are not solely dependent upon website advertising to generate revenues. Our more diverse “bricks and clicks” business model allows our shareholders to benefit from multiple revenue streams, with the website being just one of our valuation drivers.

MyStudio Marketing and Promotion Strategy

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio Marketing and Promotion Strategy - continued

In May 2010, we hired Tony Quist as Vice President of Marketing.  Mr. Quist is an accomplished sales and marketing executive responsible for creating substantial financial sponsorships for his previous employers.  To date, we have not invested significant dollars for marketing as we believe such marketing efforts would not have been prudent without a national footprint for MyStudio. Upon the successful installation of our sixth studio, we expect to significantly increase our national marketing efforts to drive sponsorship and advertising revenues. With six studios in major metropolitan markets, we believe that we will have a much greater opportunity to gain national attention of large sponsors who understand the opportunity to partner with MyStudio for contests and auditions to favorably market their own businesses.

We remain focused on forming strategic partnerships at the local, regional and national level with talent seekers (the television, music, film, performing arts and modeling industries), the media (radio and television stations and printed media) and corporate sponsors who may seek access to our expanding user base.  Such partnerships are designed to generate industry-sponsored music, modeling and talent contests to stimulate trial of and demand for the studios.

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

Licensed musical content is another facet in our marketing and promotional strategy.  In July 2008, we entered into a multi-year licensing agreement with EMI Music Publishing (“EMI”) which grants us access to EMI’s extensive music catalog.  Notable EMI artists include Madonna, Stevie Wonder, Reba McEntire, Beyoncй, Kelly Clarkson, Alicia Keyes and Elvis Presley.  The agreement allows users to legally incorporate popular music from one of the world’s largest music publishers into their creative endeavors, synchronizing music, voice and video into a single format.  We believe this licensing agreement is unique in the user-generated content industry.

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

AfterMaster

We have recently introduced a new audio mastering technology branded AfterMaster. The AfterMaster technology is held by MyStudio Audio Labs, Inc., a wholly-owned subsidiary of the Company. We believe that the AfterMaster process for mastering audio makes music significantly louder, fuller and crisper than traditionally mastered music. The AfterMaster process achieves its sound without adding compression distortion or exceeding recording industry limits of digital zero. The technology is a proprietary, patents-pending combination of hardware and software which was developed over the last five years by the MyStudio audio engineering team.  It can be applied on virtually all audio sources including, music, radio, television and film.

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

The first commercial music release utilizing the AfterMaster technology was Janet Jackson’s hit single, “Make Me”.  This song was released by Universal Music and produced by nationally recognized record producer Rodney Jerkins.  Additional songs, including music by Lady Gaga, Ray J and Shontelle have since been released using our technologies.  Advisory Board members Rodney Jerkins, Richard Perry and Jason Flom are very influential in the music community and are instrumental to the execution of the AfterMaster business plan.

We are currently focused on employing the AfterMaster technology for music - both existing catalogue and new releases. We believe this technology has the potential for the record labels to generate significant additional revenue from the re-release of their catalogues, while providing their listeners with a better listening experience.  The feedback from the record labels has been very favorable.  We are in discussions with a number of major record labels regarding the use of our technologies for broad commercial use.

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

Employees

As of September 30, 2010, we employed twenty full-time and twelve part-time employees, including attendants at the MyStudio locations.  We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union nor have they entered into any collective bargaining agreements.

Facilities

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona 75260 on a month-by month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

We are leasing space on a month-to-month bais in West Hollywood, California, which serves as both office space and a showroom for MyStudio.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This is a one-year lease expiring on August 31, 2011.  The total lease expense is approximately $10,000 per month and the total remaining obligations under these leases at September 30, 2010 is approximately $33,500.

We lease space at mall locations for MyStudio pursuant to one-year leases.   The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for its recording studios at various venues and locations throughout the country.

RESULTS OF OPERATIONS

Revenues
	Three Months Ended September 30

	2010	2009

Session Revenues	$93,170	$18,700
Advertising Revenues	7,500	10,643
Other Revenues	2,200	-
Total Revenues	$102,870	$29,343

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Revenues - continued

The revenue for the three months ended September 30, 2010 increased to $102,870 from $29,343 or 251% over the comparable three month period ended September 30, 2009.

Of the $100,670 of studio session and advertising income for the three months ended September 30, 2010, $26,420 was cash and the remaining $74,250 was in barter.  For the comparable three months ended September 30, 2009, of the $29,343 in studio session and advertising income, $7,700 was cash and $21,643 was in barter.

While the Hollywood studio opened in August 2009, it is used to showcase MyStudio to the music and entertainment industry in Los Angeles. The Company expects to begin generating revenues from this studio at a future date.

The Company’s business model currently generates revenues from three primary sources:

●	Paid user fees from customers who utilize the studios to create an audio/video recording;
●	Advertising revenue from the external monitors located on each MyStudio facility; and
●	Advertising revenue from its website.

The revenues from each of the first two of these sources is expected to increase proportionally to the number of studios we place in operation.   The revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers.

Cost of Sales

	Three Months Ended September 30
	2010	2009
Cost of Sales (excluding depreciation and amortization)	$121,205	$41,255

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The $79,950 increase in cost of sales for the three months ended September 30, 2010, over the comparable period for the prior fiscal year, is attributable, primarily, to the opening of additional studios.

Other Costs and Expenses

	Three Months Ended
	September 30,
	2010	2009

Advertising Expense	$138,749	$67,264
Depreciation Expense	74,378	38,422
Professional Fees	813,943	966,642
Research and Development	208	9,857
General and Administrative Expenses	361,827	338,078
Total	$1,389,105	$1,420,263

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Costs and Expenses - continued

Other costs and expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, and expenses related to the issuance of stock compensation.

Total other costs and expenses decreased in the three-month period ended September 30, 2010 by $31,158 compared to the three months ended September 30, 2009 due to a reduction in professional fees. The decrease in professional fees is primarily attributable to non-cash expenses from shares issued to various employees and consultants for services rendered and for options warrants to employees and consultants for services during the period.  This decrease in professional fees was offset by an increase in depreciation of new studios place in service during the year and an increase in general and administrative expenses resulting from increased operations surrounding the new studios.

Due to the Company’s cash position, we use our stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of stock as a primary means of compensation. We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under FASB ASC 718 consistent with that used for disclosures under FASB ASC 718, “Accounting for Stock-Based Compensation”.

Net Income/(Loss)

	Three Months Ended September 30
	2010	2009
Net Income/(Loss)	$(1,420,968)	$(1,459,672)

The net loss for the three months ended September 30, 2010 decreased by $38,704 as compared to the three months ended September 30, 2009.    The decrease in the net loss is primarily related to increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $102,870 during the three months ended September 30, 2010 as compared to $29,343 in the comparable quarter of 2009.  The Company has incurred losses since inception of $21,990,008.  At September 30, 2010, the Company has negative working capital of $1,206,375, which is a decrease in working capital of $1,287,145 from June 30, 2010.  The decrease in the working capital was primarily due to lower cash balances, higher accounts payable and additional short-term borrowings.

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

The Company’s management team believes that its success depends on the Company’s ability to raise additional capital, deploy multiple studios and create strategic partnerships that drive traffic to the studios.  The Company’s current three studios are insufficient to generate adequate revenues to achieve overall profitability for the Company.  By deploying multiple studios, the Company believes that it will be able to successfully implement its business plan, attract a greater number of strategic partnerships and achieve profitability.

As of September 30, 2010, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital be generated from the sale of common stock, the sale of preferred stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal controls over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of September 30 2010 and 2009, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

(b)	Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of September 30, 2010 and 2009, the Company had a deficiency in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of September 30, 2010 and 2009 were ineffective, based on COSO’s framework.

ITEM 4T.  CONTROLS AND PROCEDURES - continued

This deficiency is attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  This control deficiency will be monitored and attention will be given to the matter as the Company begins operations as an active business entity. Management has concluded that this control deficiency constituted material weaknesses that continued throughout September 30, 2010 and beyond.  In order to mitigate this risk, the Company has contracted with consultants with expertise in US GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  At September 30, 2010, there are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

ITEM 1A - RISK FACTORS

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

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

Dilution; Dilutive Effect of Future Transactions.

As of September 30, 2010, we had 26,643,598 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 521,000 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 1,034,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 549,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 64,814 shares of Common Stock.  In addition, we had warrants outstanding that would permit, if exercised, the issuance of 3,325,969 additional shares of Common Stock at an average exercise price of $1.16.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
During the three months ended September 30, 2010, the Company issued 30,833 common shares for $20,042 in cash.  The Company also issued 197,500 shares of common stock for warrants exercised for cash for a total of $98,750 and 91,635 shares of common stock to extinguish notes payable and accrued interest totaling $55,767.  We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.

(b)
During the three months ended September 30, 2010, the Company agreed to issue 255,000 shares of Common Stock pursuant to warrants granted in connection with financial transactions and services provided by third-party consultants at an average exercise price of $0.69 per share.  Generally, the warrants may be exercised at any time within a two to five-year period beginning on the date of the respective grant dates.  The estimated value of the common stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

(c)
In addition to options and warrants, the Company recognized $325,055 of share-based compensation expense for 431,862 shares of common stock issued to employees and non-employees for services, which is included in General and Administrative Expense., The value of the share-based compensation was based on the market price of the stock on the day of issuance.

(d)
In June 2009, the Company adopted the 2009 Long-Term Incentive Plan intended to aid the Company in attracting and retaining key employees and consultants, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.   During the three months ended September 30, 2010, the Company granted options for an additional 55,000 shares of Common Stock pursuant to this Plan at an average exercise price of $0.81 per share.  As of September 30, 2010, the Company had granted options under this Plan to sixteen eligible participants to purchase, in the aggregate, 521,000 shares of the Company’s Common Stock.  The exercise period for each of the grants ranges from two to three years from the date of grant and the average exercise price in each instance is $0.60.  The estimated value of the compensatory common stock options granted to qualified individuals under the Plan was determined using the Black-Scholes pricing model.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2010, no matters were submitted to the shareholders for a vote.

ITEM 5. OTHER INFORMATION

Change of Independent Accountants

On August 13, 2010, we terminated Mantyla McReynolds, LLC, as our independent registered public accounting firm.   On August 17, 2010, we engaged SingerLewak LLP as our independent auditor.  Our financial statements as of and for the fiscal year ended June 30, 2010 have been audited to the extent indicated in the report of SingerLewak dated October 7, 2010, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.  During the period prior to the engagement of SingerLewak, neither the Registrant nor anyone on its behalf consulted SingerLewak regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, SingerLewak has not provided written or oral advice to us that was an important factor considered by the us in reaching a decision as to any accounting, auditing or financial reporting issues.

Subsequent Events

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

STUDIO ONE MEDIA, INC.

Date: November 15, 2010	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: November 15, 2010	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: November 15, 2010	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer