Form 10-Q
period 2010-12-31
STUDIO ONE MEDIA, INC.
filed 2011-02-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

☐Yes     ☒ No

At December 31, 2010, the number of shares outstanding of common stock, $0.001 par value, was 27,483,768 shares.

PART I - FINANCIAL INFORMATION

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$301,683	$632,980
Prepaid Expenses	304,101	329,406
Other Receivable	3,069	16,968
Notes Receivable	125,000	127,500

Total Current Assets	733,853	1,106,854

Property and Equipment, net	873,757	673,384
Property and Equipment, yet to be placed in service	1,122,837	605,644

Intangible Assets, net	280,391	310,673

Other Assets
Deposits	99,863	102,863
Prepaid Expenses	48,146	49,188
Debt Issuance Costs	60,341	23,692

Total Other Assets	208,350	175,743

Total Assets	$3,219,188	$2,872,298

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,388,193	$815,686
Notes Payable - Related Party	50,000	90,000
Notes Payable, net of discount of $39,682 and $0, respectively	383,216	120,398

Total Current Liabilities	1,821,409	1,026,084

Long-Term Liabilities
Convertible Notes Payable, net of discount of $813,347 and $458,029, respectively	186,653	41,971

Total Liabilities	2,008,062	1,068,055

Stockholders' Equity
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; issued and outstanding are 744,044
and 549,044, respectively	744	549
Common Stock, authorized 100,000,000 shares,
par value $0.001; issued and outstanding are 27,483,768 and
25,891,768 shares, respectively	27,484	25,892
Additional Paid In Capital	24,768,699	22,346,842
Accumulated Deficit	(23,585,801)	(20,569,040)

Total Stockholders' Equity	1,211,126	1,804,243

Total Liabilities and Stockholders' Equity	$3,219,188	$2,872,298

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

REVENUES
Session Revenues	$113,340	$26,385	$206,510	$45,085
Advertising Revenues	1,500	10,643	9,000	21,286
AfterMaster Revenues	16,600	-	18,800	-

Total Revenues	131,440	37,028	234,310	66,371

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	118,601	39,973	239,806	81,228
Cost of Barter Exchanges	102,800	24,643	177,050	46,286
Depreciation and Amortization Expense	83,246	45,987	157,624	84,409
General and Administrative Expenses	1,051,161	1,122,331	2,291,638	2,550,458

Total Costs and Expenses	1,355,808	1,232,934	2,866,118	2,762,381

Loss from Operations	(1,224,368)	(1,195,906)	(2,631,808)	(2,696,010)

Other Income (Expense)
Interest Expense	(278,711)	(5,372)	(365,741)	(15,548)
Interest Income	-	3,739	-	8,061
Gain on Disposal of Property	-	-	73,502	-
Loss on Extinguishment of Debt	(92,714)	-	(92,714)	-

Total Other Income (Expense)	(371,425)	(1,633)	(384,953)	(7,487)

Loss Before Income Taxes	(1,595,793)	(1,197,539)	(3,016,761)	(2,703,497)
Income Tax Expense	-	-	-	-

NET LOSS	$(1,595,793)	$(1,197,539)	$(3,016,761)	$(2,703,497)

Preferred Stock Accretion and Dividends	(51,484)	-	(54,384)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,647,277)	$(1,197,539)	$(3,071,145)	$(2,703,497)

Basic and Diluted Loss Per Share of Common Stock	$(0.06)	$(0.06)	$(0.12)	$(0.15)

Weighted Average Number of Shares Outstanding	27,011,922	19,616,270	26,290,376	18,475,203

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
							Common		Total
					Additional	Common	Stock Issued in		Stockholders'
	Preferred Stock		Common Stock		Paid In	Shares	Advance	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	to be Issued	for Services	Deficit	(Deficit)

Balance, June 30, 2009	774,044	$774	16,417,447	$16,417	$15,039,491	$24,000	$(48,153)	$(15,237,122)	$(204,593)

Common shares issued in conversion
of preferred shares	(296,429)	(296)	628,995	629	(333)	-	-	-	-

Common shares issued for assets	-	-	250,000	250	249,750	-	-	-	250,000

Common shares issued for cash	-	-	4,280,422	4,281	2,397,362	-	-	-	2,401,643

Warrants and options exercised for cash	-	-	399,989	400	239,309	-	-	-	239,709

Common shares issued in conversion of debt and
extinguishment of liabilities	-	-	1,233,456	1,233	709,452	-	-	-	710,685

Share-based compensation - common shares	-	-	2,401,689	2,402	1,949,224	(24,000)	48,153	-	1,975,779

Share-based compensation - warrants	-	-	-	-	764,614	-	-	-	764,614

Share-based compensation - shares to be issued	-	-	279,770	280	156,150	-	-	-	156,430

Common shares issued in advance of services	-	-	-	-	129,968	-	-	-	129,968

Warrants issued in advance of services	-	-	-	-	197,176	-	-	-	197,176

Beneficial conversion feature on issuance
of convertible debt	-	-	-	-	421,150	-	-	-	421,150

Warrants issued in connection to issuance	-	-	-	-	82,850	-	-	-	82,850
of convertible debt

Preferred shares issued for cash	96,429	96	-	-	60,654	-	-	-	60,750

Preferred shares repurchased	(25,000)	(25)	-	-	(49,975)	-	-	-	(50,000)

Net Loss for the Year Ended
June 30, 2010	-	-	-	-	-	-	-	(5,331,918)	(5,331,918)

Balance, June 30, 2010	549,044	549	25,891,768	25,892	22,346,842	-	-	(20,569,040)	1,804,243

Consolidated Statements of Stockholders' Equity - continued

Preferred shares issued for cash (unaudited)	195,000	195	-	-	194,805	-	-	-	195,000

Common shares issued for cash (unaudited)	-	-	92,500	93	42,601	-	-	-	42,694

Warrants and options exercised for cash (unaudited)	-	-	235,833	235	118,931	-	-	-	119,166

Common shares issued in conversion
of debt and extinguishment of liabilities (unaudited)	-	-	440,406	441	327,921	-	-	-	328,362

Share-based compensation - common shares (unaudited)	-	-	792,397	792	715,733	-	-	-	716,525

Share-based compensation - warrants (unaudited)	-	-	-	-	124,367	-	-	-	124,367

Warrants and common shares issued in advance of services (unaudited)	-	-	30,864	31	380,876	-	-	-	380,907

Beneficial conversion feature on issuance
of convertible debt (unaudited)	-	-	-	-	447,894	-	-	-	447,894

Warrants issued in connection to issuance
of convertible debt (unaudited)	-	-	-	-	68,729	-	-	-	68,729

Net Loss for the Six Months ended
December 31, 2010 (unaudited)	-	-	-	-	-	-	-	(3,016,761)	(3,016,761)

Balance, December 31, 2010 (unaudited)	744,044	$744	27,483,768	$27,484	$24,768,699	$-	$-	$(23,585,801)	$1,211,126

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009

OPERATING ACTIVITIES

Net Loss	$(3,016,761)	$(2,703,497)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	157,624	84,409
Share-based compensation	840,892	1,490,338
Amortization of debt discount and issuance costs	121,623	-
Loss on extinguishment of debt	92,714	9,939
Gain on conversion of preferred shares	-	(36,475)
Changes in Operating Assets and Liabilities:
Accrued interest receivable	-	(8,061)
Other receivables	16,399	-
Prepaid expenses	370,605	(3,372)
Deposits	3,000	(2,454)
Accounts payable and accrued expenses	783,155	(303,744)

Net Cash Used in Operating Activities	(630,749)	(1,472,917)

INVESTING ACTIVITIES

Purchase of property and equipment	(935,107)	(39,732)
Proceeds from disposal of property	90,199	-

Net Cash Used in Investing Activities	(844,908)	(39,732)

FINANCING ACTIVITIES

Preferred stock issued for cash	195,000	67,500
Common stock issued for cash	57,584	855,500
Warrants and options exercised for cash	119,166	163,042
Investment banking fees paid	(14,890)	-
Repayments of notes payable - related party	(40,000)	-
Repayment of notes payable	(40,000)	-
Proceeds from notes payable	867,500	125,000

Net Cash from Financing Activities	1,144,360	1,211,042

NET DECREASE IN CASH	(331,297)	(301,607)
CASH AT BEGINNING OF PERIOD	632,980	439,474

CASH AT END OF PERIOD	$301,683	$137,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$5,525	$696
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to extinguish debt and liabilities	$328,321	$666,812
Stock and warrants issued for prepaid services	380,907	-
Warrants and beneficial conversion feature on issuance of convertible debt	516,623	-
Common stock issued for intangible assets	-	250,000

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

 NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $23,585,801 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2009 financial statements have been reclassified to conform to the presentation in the December 31, 2010 financial statements.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

STUDIO ONE MEDIA, INC
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The fair value of the Company’s notes payable at December 31, 2010 is approximately $1,472,898 (carrying value of $619,869).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Income Taxes
There is no income tax provision for the six months ended December 31, 2010 and 2009 due to net operating losses for which there is no benefit currently available.

At December 31, 2010, the Company had deferred tax assets associated with state and federal net operating losses (“NOLs”). The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

 NOTE 4 – NOTES PAYABLE

On December 20, 2010 the Company entered into a note payable with an unrelated party for $75,000.  The note bears interest at 12%, is unsecured and is due on February 28, 2011.

On November 9, 2010, the Company entered into a note payable with an unrelated party for $10,000.  The note bears interest at 15%, is unsecured and is due on November 30, 2010.  The note plus all accrued interest was paid in full by November 30, 2010.

On November 17 and 30, 2010 the Company entered into three convertible notes payable with unrelated parties totaling $132,500.  The notes bear interest at 12%, are unsecured and are due six months from origination.

In accordance with ASC 470, the Company’s management evaluated the conversion terms of these notes and has concluded that a beneficial conversion feature (“BCF”) exists. The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the Common Stock. The value of the BCF of the three notes has been estimated at $48,923.

On September 28, 2010 the Company entered into a note payable with an unrelated party for $50,000.  The note bears interest at 8%, is unsecured and is due on March 31, 2011.

On September 29, 2010 the Company entered into a note payable with an unrelated party for $100,000.  The note was due on October 28, 2010, is unsecured, and in lieu of interest, the lender has agreed to accept warrants to purchase 10,000 shares of the Company’s Common Stock.  The warrants have an exercise price of $0.75 per share and a five year maturity.  These warrants were valued using the Black-Scholes valuation model under the assumptions disclosed in Note 6 resulting in a fair value of $7,839.  This amount has been recorded as a discount to the face value of the note and is being amortized over the life of the note and recorded as interest expense.

The Company also entered into a financing agreement with an unrelated third party to fund up to $1,000,000 in four equal increments. The proceeds of each advance by the lender to Studio One are to be used to manufacture, ship, install and operate MyStudios serving as collateral for such advances. Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years from the advance dates, and a security agreement granting the lender a first lien on specified studios. The principal and interest on these notes may be converted at the lender’s option into Common Stock based on a conversion price of fifty cents ($0.50) per share.  As of December 31, 2010 the lender had advanced the entire $1,000,000 under this financing agreement.  Additionally, the Company granted 200,000 warrants to the lender, which have an exercise price of $0.40 to $0.50 and expire in 5 years.

In conjunction with this financing, the Company entered into a put agreement with the note holder to repurchase up to 500,000 shares of its Common Stock at $0.60 per share.  The original expiration date of the put option was October 19, 2010.  The Company agreed to extend the put option until January 15, 2011.  In consideration of extending the terms of the put option, the Company issued to the holder and holder’s agent warrants to purchase 145 shares of Common Stock.  The warrants were valued using the Black-Scholes model at $134,587 using the assumptions disclosed in Note 6.  The Company recorded the value of the warrants issued as interest expense.

STUDIO ONE MEDIA, INC
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 4 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470, the Company’s management evaluated the conversion terms of these notes and has concluded that a beneficial conversion feature (“BCF”) exists. The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the Common Stock, after allocating the proportionate amount of the debt proceeds to the fair value of the warrants. The value of the BCF of the four notes has been estimated at $820,121 and the fair value allocated to the warrants has been estimated at $151,579.

The $1,016,623 combined value of the BCF and the fair value of the warrants from all notes have been recorded as a debt discount against the carrying value of the loans and to additional paid-in capital. The Company is amortizing the debt discount over the life of the notes and records the amortization as interest expense. As of December 31, 2010 the remaining debt discount is $853,029 and during the six months ended December 31, 2010 the Company recorded $121,623 in interest expense associated with the amortization of the debt discount.

NOTE 5 – PREFERRED STOCK

During the six months ended December 31, 2010, the Company issued 195,000 shares of Series A-1 Senior Convertible Preferred Stock (“Series A-1 Preferred Stock”) for cash totaling $195,000.  The Company’s Series A-1 Preferred Stock is convertible at the rate of 2 shares of Common Stock per share of Series A-1 Preferred beginning 180 days after issuance. The dividend rate of the Series A-1 Preferred Stock is 6% per share per annum in cash, or commencing on June 30, 2009 in shares of the Company’s Common stock (at the option of the Company).

In accordance with ASC 470, the Company’s management evaluated the conversion terms of the Series A-1 Preferred Stock and has concluded that a beneficial conversion feature (“BCF”) exists. The value of the BCF was determined based on the Common Stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the Common Stock. The value of the BCF of the Series A-1 Preferred Stock has been estimated at $155,400.  The Company is amortizing the value of the BCF over the 180 day period prior to the Series A-1 Preferred Stock becoming convertible.  The amortized amount is recorded in Preferred Stock Accretion thereby reducing net loss available to common shareholders in the Company’s statement of operations.

The Preferred Stock have a liquidation preference of $738,752 at December 31, 2010.

NOTE 5 – COMMON STOCK

During the six months ended December 31, 2010, the Company issued 92,500 Common shares for $42,694 in net cash proceeds and issued 792,397 shares of the Company’s Common Stock to employees and non-employees for services rendered to the Company valued at $716,525, based on the market price of the stock on the day of issuance.  The Company also issued 235,833 shares of common stock for warrants exercised for cash totaling $119,166 and 440,406 shares of Common Stock to extinguish accounts payable, notes payable and accrued interest totaling $328,362. The Company also issued 30,864 common shares for services valued at $35,618 based on the quoted market price on the date of issuance which have been recorded as prepaid expenses.

NOTE 6 – STOCK PURCHASE OPTIONS AND WARRANTS

During the six months ended December 31, 2010, the estimated value of the compensatory Common Stock purchase warrants and stock options granted to employees and non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2-5 years, a risk free interest rate of 0.26%-2.09%, a dividend yield of 0% and volatility of 77%-293%%. The amount of the stock-based compensation charged to expenses for compensatory options and warrants granted in exchange for services was $124,367 and is included in General and Administrative Expenses.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this Report and determined that there are no material subsequent events to report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three and six months ended December 31, 2010 and 2009. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

In addition to historical information, this quarterly report (the “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may relate to such matters as  the Company’s (and its subsidiaries) business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  All statements herein contained in this Report, other than statements of historical fact, are forward-looking statements.

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “budget,” “budgeted,” “believe,” “will,” “intends,” “seeks,” “goals,” “forecast,” and similar words and expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.  We caution our readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in the forward looking statements, including those factors described under “Risk Factors” and elsewhere herein.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.  These risks and uncertainties, many of which are beyond our control, include:

·	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

·	uncertainties involved in the growth and growth rate of our operations, business, revenues, operating margins, costs, expenses, and acceptance of any products or services;

·	volatility of the stock market, particularly within the technology sector;

·	our dilution related to all equity grants to employees and non-employees;

·	that we will continue to make significant capital expenditure investments;

·	that we will continue to make investments and acquisitions;

·	the sufficiency of our existing cash and cash generated from operations;

·	the increase of sales and marketing and general and administrative expenses in the future;

·	that growth in advertising revenues from our websites and studios will be achievable and sustainable;

·	that seasonal fluctuations in Internet usage and traditional advertising seasonality are likely to affect our business; and

·	general economic conditions.

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

All references in this Report to “we,” “our,” “us,” the “Company” or “Studio One” refer to Studio One Media, Inc. and its subsidiaries and predecessors.

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of December 31, 2010, there were 27,483,768 shares issued and outstanding.   Since April 2006, we have raised approximately $11.5 million in the form of equity for purposes of research, development, manufacturing, deployment and operation of MyStudio and AfterMaster.

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

Quarterly Update

Following is a summary of corporate activities since September 30, 2010:

MyStudio® HD Recording Studios

We have recently evaluated alternatives to the MyStudio business model to increase our revenue opportunities.   Historically, we have charged users $20 in advance to perform their videos.   Recognizing the ongoing effect of the economy, coupled with the potential for people to be reluctant to perform in front of a camera or try a new technology, we are finalizing the elements to create a risk-free opportunity for the public to use the studio without an upfront fee.  The public is invited to use the studio for no upfront fee and then will have the opportunity to view their videos in advance of purchasing them – similar to many amusement parks that allow users to view photos in advance of purchasing them. Based on pre-marketing research performed by the Company during the second quarter of fiscal 2011, we believe we will be able to drive a significantly greater number of users to the studio and therefore increase overall revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We currently have four studios in operation: Hollywood, Phoenix, Miami and Dallas.  The Hollywood studio has been used for the past year to showcase the studio and its technologies to the entertainment and music industries.  Having successfully showcased the studio and begun discussions with various strategic parties, we have decided to find a permanent location for the studio, which will allow us to open the studio to the general public.  We expect to finalize a lease agreement on such a space in the Hollywood area, which will serve as a flagship store for MyStudio.  Based on the significant pedestrian traffic passing by this location, we believe this location will provide significant revenue and branding opportunities for the Company and further advance our efforts to “bring Hollywood to Main Street”.

In addition to the aforementioned four studios, we have completed an additional studio.  Following a protracted insurance settlement process, we are also nearing completion of the restoration of the Nashville studio, which was damaged by flooding.  Upon restoration of the Nashville studio, we will have six operational studios.

The Company is in discussions with several potential strategic partners related to the deployment of studios both in the U.S. and internationally.  As a result of such discussions and the expected favorable implications for the Company thereof, the Company has awaited guidance on studio placement from such strategic partners.  We expect to conclude some of these discussions and thus deploy such studios in the near future and begin our planned national marketing campaign in the near future.

Preparing for anticipated substantial growth, we recently placed an order for 15 additional MyStudio chassis. We have since taken possession of the first of the new chassis and have begun the process to prepare it for future deployment.  We expect to receive the balance of the studios included in the initial purchase during calendar 2011. Our new manufacturing partner provides for significant cost savings for the overall studio thus providing for a shorter payback period on our capital investment.   We are also evaluating our other suppliers of studio components for cost savings opportunities.

Subject to the availability of adequate capital, we expect to accelerate the rollout of its studios in the U.S. and continue focus on gaining critical mass.  Such critical mass should allow us to attract a far greater number of strategic partners who can use the studios for large quantities of contestants for auditions and contests.

We have received significant inbound interest for MyStudio from potential partners in foreign markets.  We are in active discussions with several potential strategic partners for the rollout of MyStudio into foreign locations. These potential partners have the available capital to pursue many studios within their proposed geographies and anticipate capitalizing on the studios’ functionality for auditions, original music and karaoke.  Assuming the successful completion of such agreements, we anticipate increasing our purchase order with our current manufacturing partner for additional studio chasses.

AfterMaster™ HD Audio

During the second quarter of fiscal 2011, the Company began generating revenues from its AfterMaster HD Audio product.  While such revenues represent a small percentage of the Company’s total revenues for the quarter, we expect such revenues to continue to grow as we work with major and independent record labels, motion picture and television houses and others that utilize the technology to enhance the audio quality for their productions.  The feedback on AfterMaster from the music industry remains very favorable.

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

We continue to have favorable discussions with several major record labels to AfterMaster new and existing catalog music.   AfterMaster has been utilized on music by Janet Jackson, Lady Gaga, Ray J, among others And the opening segment, “Born to Run” on this year’s Primetime Emmy Awards.  We expect to announce other significant musical releases using our technology in the near future.

The Advisory Board has and will continue to play a significant role in gaining broad adoption for AfterMaster within the music, motion picture and television industries.

Corporate

In November 2010, the Company won the prestigious Technical Achievement Award from the Hollywood Music in Media Awards (“HMMA”).  The award recognized the Company’s achievements for both MyStudio and AfterMaster. The HMMA recognizes leading edge music in visual mediums, entertainment technologies and top music of both mainstream and independent artists from around the globe.

During fiscal 2010, the Company added a number of leaders in the music and entertainment industries to its Advisory Board to assist in the development, promotion and strategic direction of its core products.    The Company continues to add additional Advisory Board members with the fiscal 2011 additions of Jason Flom and Charles Weber.

Mr. Flom has served as CEO of Atlantic Records, Virgin Records, Capitol Music Group and Lava Records.  His labels have represented music superstars Katy Perry, Jewel, Hootie & The Blowfish, Stone Temple Pilots, Matchbox 20, Kid Rock, Blue Man Group and many others.

Mr. Weber is an accomplished entertainment executive who served as the first CEO of George Lucas’ famous Lucasfilms Ltd., the producer of the Star Wars and Indiana Jones series among others.  During Mr. Weber’s tenure, he oversaw the production of The Empire Strikes Back and Raiders of the Lost Ark. In addition to Lucasfilms he served as COO at Embassy Communications, a company owned by television super-producers Norman Lear and Jerry Perenchio, where he oversaw the production of cult classic Blade Runner.

In January 2011, the Company announced a licensing agreement with Advisory Board member and legendary song writer Diana Warren.  The agreement provides for the ability of MyStudio to utilize her music for use by the general public using the studios. The music included in the agreement includes some of the top pop songs of our time. Ms. Warren has been named “Top Songwriter of the Year” by Billboard four times.  Her work has been repeatedly recognized including six Academy Awards, five Golden Globe Awards (one win) and four Grammy Awards (one win).

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

MyStudio enables users, for a fee, to record up to a five-minute personalized video with professional-quality backdrop, lighting and sound. The studios feature Hollywood-style green screen technology, and users can select from over a thousand HD virtual backgrounds (static and dynamic) and thousands of exclusively licensed karaoke tracks from EMI Music Publishing and others. The studio lighting is custom programmed for each virtual background, and the sound quality is derived from a specially engineered acoustic design and a proprietary audio signal sequencing process.  Professional users, such as musicians and entertainers, often pay hundreds or thousands of dollars for comparable professionally produced audio and video.

Finished videos are available for viewing within minutes of completion of the recording at MyStudio.net.  Videos are protected with a privacy pass-code, and uses can decide whether to make their videos available to the public. The MyStudio.net website offers users the opportunity to share videos and create member profile pages in a dynamic social networking environment. Users may also create links between MyStudio.net and other social networking sites or their own websites, such as their own small businesses. MyStudio.net members can enter contests, order free DVDs or CDs of their videos, download MP3 audio files (restrictions apply), access embedded codes or print high resolution photos from their video.

MyStudio has been used to create videos for music, modeling, comedy, dating, job resumes, auditions, and personal messages and greetings. Users can also enter their videos into industry-sponsored music, casting, modeling and comedy contests.  In addition, the Company has offered various themed holiday greetings, as well as greetings to U.S. troops overseas.

As of December 31, 2010, MyStudio locations included Hollywood, Miami, Dallas and Phoenix. We have completed an additional studio and are finalizing the restoration of the original Nashville studio. We have placed an order for 15 studio chassis with an Arizona-based manufacturing company.  We have since taken possession of the first studio from this new manufacturer and are in the process of preparing this studio for future installation.

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

Connect Talent to Talent Seekers.   MyStudio provides the aspiring artist or entertainer with a cost-effective, professional quality platform to showcase his or her talent.  Entertainers often pay hundreds or thousands of dollars for comparable professionally produced audio and video products.  Users can often afford to make numerous videos to showcase their talents due to relative minimal price point for using MyStudio.  There have been several incidents where users’ videos have allowed them to be discovered by talent agents.

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

We partnered with Boy Band to provide for convenient and easy auditions.  The principals behind the contest understand how MyStudio can be successfully utilized for auditions without spending hundreds of thousands of dollars and months on the road auditioning large numbers of potential entertainers.

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

MyStudio Recording Session Revenue.   Each studio is designed to record videos during a mall’s operating hours, which can average 11 hours per day.  The Company charges a fee per session for use of the studio. Each session lasts up to five minutes.  There are two pay stations on the studio to expedite the song and background selection and payment process.  Additionally, users may prepay their sessions from home and have an opportunity to select from a greater variety of songs and backgrounds.  These payment options increase throughput for those using the studio.

The Company has over 1,000 HD backgrounds from which to select or users may provide their own backgrounds.   Additionally, MyStudio currently offers thousands of songs licensed from EMI Music Publishing and others for karaoke usage and expects to have additional licensing agreements in the future.  In many instances, users perform their own songs using their guitar, keyboard or other instruments, which may be plugged into the studios for a professionally sounding quality video.

MyStudio Advertising Revenue.   The exterior of the studios contain eight (8) 37” LCD flat screen monitors that are used to promote MyStudio and display advertising messages from selected sponsors and third party advertisers.  The Company has successfully sold advertising on its studios, and the Company believes that it will secure national advertising sponsors when it has multiple studios in operation.

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

MyStudio Marketing and Promotion Strategy

Our business plan calls for the establishment of regular events, auditions and contests to drive traffic to the studios; this assumption has been confirmed by a marked increase in studio traffic when contests and promotions have been offered.  Our marketing and promotion strategy is designed to drive traffic through the studios which in turn drives traffic to the MyStudio.net website.

To date, we have not invested significant dollars for marketing as we believe such marketing efforts would not have been prudent without a national footprint for MyStudio. Upon the successful installation of our sixth studio, we expect to significantly increase our national marketing efforts to drive sponsorship and advertising revenues. With six studios in major metropolitan markets, we believe that we will have a much greater opportunity to gain national attention of large sponsors who understand the opportunity to partner with MyStudio for contests and auditions to favorably market their own businesses.  To date, we have successfully sold sponsorships that have led to increased utilization of the studio, as well as advertising monies.

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

Licensed musical content is another facet in our marketing and promotional strategy.  In July 2008, we entered into a multi-year licensing agreement with EMI Music Publishing (“EMI”) which grants us access to EMI’s extensive music catalog.  Notable EMI artists include Madonna, Stevie Wonder, Reba McEntire, Beyonce, Kelly Clarkson, Alicia Keyes and Elvis Presley. The agreement allows users to legally incorporate popular music from one of the world’s largest music publishers into their creative endeavors, synchronizing music, voice and video into a single format. We believe this licensing agreement is unique in the user-generated content industry.

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

We continue to aggressively solicit additional reality TV, music, modeling and comedy audition opportunities and expect to make additional partnership announcements in the future.

AfterMaster HD Audio

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

The first commercial music release utilizing the AfterMaster technology was Janet Jackson’s hit single, “Make Me”.  This song was released by Universal Music and produced by nationally recognized record producer Rodney Jerkins.  Additional songs, including music by Lady Gaga, Ray J and Shontelle have since been released using our technologies.  Advisory Board members Rodney Jerkins, Richard Perry and Jason Flom are very influential in the music community and are instrumental to the execution of the AfterMaster business plan.  Additionally, recent Advisory Board addition Charles Weber, the first CEO of Lucasfilms, will be instrumental in the marketing and adoption of AfterMaster for motion pictures and television.

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

Manufacturing

In July 2010, we announced that we had contracted for the manufacture of 15 of its proprietary studio chassis.  We have since taken possession of the first chassis and expect the balance of this order over the coming months. This agreement allows the Company to realize substantial cost savings on the studio relative to the prior manufacturer.  We intend to finance the additional studios through a combination of existing capital resources, raising additional capital and utilization of one existing credit facility.

We are evaluating our other vendors of studio components to lower the production cost of the studios.

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

Employees

As of December 31, 2010, we employed twenty full-time employees and twelve part-time employees at the MyStudio recording studio.  We expect to hire additional employees in the next year to handle anticipated growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-by month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

We are leasing space on a month-to-month basis in West Hollywood, California, which serves as both office space and a showroom for MyStudio.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This is a one-year lease expiring on August 31, 2011.  The total lease expense for both facilities is approximately $10,000 per month, and the total remaining obligations under these leases at December 31, 2010 is approximately $27,500.

We lease space at mall locations for MyStudio pursuant to one-year leases.   The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for its recording studios at various venues and locations throughout the country.

RESULTS OF OPERATIONS

Revenues
	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Session Revenues	$113,340	$26,385	$206,510	$45,085
Advertising Revenues	1,500	10,643	9,000	21,286
AfterMaster Revenue	16,600	-	18,800	-
Total Revenues	$131,440	$37,028	$234,310	$66,371

Total revenues for the three months ended December 31, 2010 increased to $131,440 from $37,028 or 255% over the comparable three month period in the prior year.   Total revenues for the six months ended December 31, 2010 increased to $234,310 from $66371 or 253% over the comparable six month period in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Of the $114,840 of studio session and advertising income for the three months ended December 31, 2010, $102,800 was barter and the remaining $12,040 was in cash.  For the comparable three months ended December 31, 2009, of the $37,028 in studio session and advertising income, $12,385 was cash and $24,643 was in barter.

Of the $215,510 of studio session and advertising income for the six months ended December 31, 2010, $38,460 was cash and the remaining $177,050 was in barter.  For the comparable six months ended December 31, 2009, of the $66,371 in studio session and advertising income, $20,085 was cash and $46,286 was in barter.

While the Hollywood studio opened in August 2009, it is used to showcase MyStudio to the music and entertainment industry in Los Angeles. The Company expects to begin generating revenues from this studio at a future date.

The Company’s business model currently generates revenues from four primary sources:

●	Paid user fees from customers who utilize the studios to create an audio/video recording;
●	Advertising revenue from the external monitors located on each MyStudio facility;
● ●	Advertising revenue from its website; and Revenues generated from the sale of AfterMastered audio products.

The revenues from each of the first two of these sources is expected to increase proportionally to the number of studios we place in operation.   The revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers.  AfterMaster has only recently been introduced for commercial purposes and is expected to generate more substantial revenues in the future.

Cost of Revenues

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Cost of Revenues	$118,061	$39,973	$239,806	$81,228

Cost of revenues consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of revenues for the three and six month periods ended December 31, 2010 over the comparable periods for the prior fiscal year, is attributable, primarily, to the opening of additional  studios.

Other Costs and Expenses
	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Advertising Expenses	$95,432	$16,470	$234,181	$108,377
Cost of Barter Exchanges	102,800	24,643	177,050	46,236
Depreciation and Amortization Expenses	83,246	45,987	157,624	84,409
Professional Fees	753,213	623,708	1,567,156	1,590,350
General and Administrative Expenses	128,266	472,336	490,301	832,057

Other Costs and Expenses	$1,162,957	$1,183,144	$2,626,312	$2,661,479

Other costs and expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, and expenses related to the issuance of stock compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total other costs and expenses decreased in the three month period ended December 31, 2010 by $20,187 compared to the same three months of the prior year.  Total other costs for the six month period decreased by $35,167 compared to the same six month period of the prior year.  The decrease in each period is due to a decrease in general and administrative expenses.  This decrease was offset by an increase in professional fees, cost of barter exchanges, advertising expense and depreciation and amortization. The increase in professional fees is primarily attributable to non-cash expenses from shares issued to various employees and consultants for services rendered and for options warrants to employees and consultants for services during the period.  The increase in depreciation and advertising costs is due to new studios place in service during the year while the increase in cost of barter exchange is due to increased barter sales.

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

Net Income/(Loss)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Net Income/(Loss)	$(1,595,793)	$(1,197,539)	$(3,016,761)	$(2,703,497)

The increase in the net loss for the three and six months ended December 31, 2010 as compared to the comparable periods in the prior fiscal year was primarily due to the above mentioned increase in professional fees, cost of barter sales, advertising and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $234,310 during the six months ended December 31, 2010 as compared to $66,371 for the comparable period in the prior year.  The Company has incurred losses since inception of $23,585,801.  At December 31, 2010, the Company has a working capital deficit of $1,097,556 compared to working capital surplus of $80,770, a decrease of $1,178,326 from June 30, 2010.  The decrease in the working capital was primarily due to the Company using the cash raised through debt and equity financing to build and place in service additional studios.

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

The Company expects that additional operating losses will occur until net margins gained from sales revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it operates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As of December 31, 2010, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

The Certifying Officers responsible for establishing and maintaining adequate internal controls over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2010 and 2009, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

(b)	Changes in internal control over financial reporting

This deficiency is attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  This control deficiency will be monitored and attention will be given to the matter as the Company begins operations as an active business entity. Management has concluded that this control deficiency constituted material weaknesses that continued throughout December 31, 2010 and beyond.  In order to mitigate this risk, the Company has contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  At December 31, 2010, there are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

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

Disaster.

A disaster that disables the Company’s operations will negatively impact our ability to perform for a period of time.

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

ITEM 1A - RISK FACTORS - continued

Dilution; Dilutive Effect of Future Transactions.

As of December 31, 2010, we had 27,483,768 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 521,000 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 1,034,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 744,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 454,814 shares of Common Stock.  In addition, we had warrants outstanding that would permit, if exercised, the issuance of 3,915,750 additional shares of Common Stock at an average exercise price of $0.89.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
During the six months ended December 31, 2010, the Company issued 70,000 shares of Common Stock for $45,500 in cash.  The Company also issued 30,000 shares of Common Stock for warrants exercised for cash for a total of $15,000 and 204,165 shares of Common Stock to extinguish notes payable and accrued interest totaling $189,086.  We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.

(b)
During the six months ended December 31, 2010, the Company agreed to issue 255,000 shares of Common Stock pursuant to warrants granted in connection with financial transactions and services provided by third-party consultants at an average exercise price of $0.69 per share.  Generally, the warrants may be exercised at any time within a two to five-year period beginning on the date of the respective grant dates.  The estimated value of the common stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

(c)
In addition to options and warrants, the Company recognized $716,525 of share-based compensation expense for 962,957 shares of Common Stock issued to employees and non-employees for services, which is included in General and Administrative Expenses. The value of the share-based compensation was based on the market price of the stock on the day of issuance.

(d)
In June 2009, the Company adopted the 2009 Long-Term Incentive Plan intended to aid the Company in attracting and retaining key employees and consultants, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.   During the six months ended December 31, 2010, the Company granted options for an additional 55,000 shares of Common Stock pursuant to this Plan at an average exercise price of $0.81 per share.  As of December 31, 2010, the Company had granted options under this Plan to sixteen eligible participants to purchase, in the aggregate, 521,000 shares of the Company’s Common Stock.  The exercise period for each of the grants ranges from two to three years from the date of grant and the average exercise price in each instance is $0.60.  The estimated value of the compensatory common stock options granted to qualified individuals under the Plan was determined using the Black-Scholes pricing model.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six months ended December 31, 2010, no matters were submitted to the shareholders for a vote.

ITEM 5.  OTHER INFORMATION

Change of Independent Accountants

On August 13, 2010, we terminated Mantyla McReynolds, LLC as our independent registered public accounting firm.   On August 17, 2010, we engaged SingerLewak LLP as our independent auditor.  Our financial statements as of and for the fiscal year ended June 30, 2010 have been audited to the extent indicated in the report of SingerLewak dated October 7, 2010 and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.  During the period prior to the engagement of SingerLewak, neither the Registrant nor anyone on its behalf consulted SingerLewak regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, SingerLewak has not provided written or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

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

STUDIO ONE MEDIA, INC.

Date: February 14, 2011	By:	/s/ Preston J. Shea
Preston J. Shea
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: February 14, 2011	By:	/s/ Preston J. Shea
Preston J. Shea
Title: Director, President, Chief Executive, Secretary

STUDIO ONE MEDIA, INC.

Date: February 14, 2011	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer