Form 10-Q
period 2011-03-31
STUDIO ONE MEDIA, INC.
filed 2011-05-16
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

☐  Yes     ☐  No   (Not required)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smallerreporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes     ☒ No

At May 15, 2011, the number of shares outstanding of Common Stock, $0.001 par value, was 29,086,863 shares.

PART I - FINANCIAL INFORMATION

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$110,301	$632,980
Prepaid Expenses	224,521	329,406
Other Receivable	11,380	16,968
Notes Receivable	125,000	127,500

Total Current Assets	471,202	1,106,854

Property and Equipment, net	813,691	673,384
Property and Equipment, yet to be placed in service	1,304,755	605,644

Intangible Assets, net	265,249	310,673

Other Assets
Deposits	100,888	102,863
Prepaid Expenses	48,146	49,188
Debt Issuance Costs	75,826	23,692

Total Other Assets	224,860	175,743

Total Assets	$3,079,757	$2,872,298

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,394,821	$815,686
Notes Payable - Related Party	-	90,000
Notes Payable	257,632	120,398

Total Current Liabilities	1,652,453	1,026,084

Long-Term Liabilities
Notes Payable, net of discount of $749,238 and $458,029, respectively	266,118	41,971

Total Liabilities	1,918,571	1,068,055

Stockholders' Equity
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; issued and outstanding are 1,611,044
and 549,044, respectively	1,611	549
Common Stock, authorized 100,000,000 shares,
par value $0.001; issued and outstanding are 28,467,158
and 25,891,768 shares, respectively	28,467	25,892
Additional Paid In Capital	26,632,375	22,346,842
Accumulated Deficit	(25,501,267)	(20,569,040)

Total Stockholders' Equity	1,161,186	1,804,243

Total Liabilities and Stockholders' Equity	$3,079,757	$2,872,298

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

REVENUES
Session Revenues	$113,230	$54,320	$319,740	$99,405
Advertising Revenues	-	11,393	9,000	32,679
AfterMaster Revenues	21,900	-	40,700	-

Total Revenues	135,130	65,713	369,440	132,084

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	118,854	50,269	358,660	131,497
Cost of Barter Exchanges	105,000	54,643	282,050	100,929
Depreciation and Amortization Expenses	79,607	55,722	237,231	140,131
General and Administrative Expenses	1,205,876	1,407,669	3,497,514	3,933,027

Total Costs and Expenses	1507,337	1,568,303	4,375,455	4,305,584

Loss from Operations	(1,374,207)	(1,502,590)	(4,006,015)	(4,173,500

Other Income (Expense)
Interest Expense	(543,589)	(38,026)	(909,330)	(53,574
Other Income	2,330	-	2,330	8,062
Gain on Disposal of Property	-	-	73,502	-
Loss on Extinguishment of Debt	-	97,587	(92,714)	97,587

Total Other Income (Expense)	(541,259)	59,561	(926,212)	52,075

Loss Before Income Taxes	(1,915,466)	(1,443,029)	(4,932,227)	(4,121,425
Income Tax Expense	-	-	-	-

NET LOSS	$(1,915,466)	$(1,443,029)	$(4,932,227)	$(4,121,425

Preferred Stock Accretion and Dividends	(51,484)	-	(105,868)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,966,950)	$(1,443,029)	$(5,038,095)	$(4,121,425

Basic and Diluted Loss Per Share of Common Stock	$(0.07)	$(0.06)	$(0.18)	$(0.22

Weighted Average Number of Shares Outstanding	28,009,059	22,248,687	27,743,527	18,475,203

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity

							Common
					Additional	Common	Stock Issued		Total
	Preferred Stock		Common Stock		Paid In	Shares	in Advance	Accumulated	Stockholders'
	Share	Amount	Shares	Amount	Capital	to be Issued	for Services	Deficit	Equity
Balance, June 30, 2009	774,044	$774	16,417,447	$16,417	$15,039,491	$24,000	$(48,153)	$(15,237,122)	$(204,593)

Common shares issued in conversion
of preferred shares	(296,429)	(296)	628,995	629	(333)	-	-	-	-

Common shares issued for assets	-	-	250,000	250	249,750	-	-	-	250,000

Common shares issued for cash	-	-	4,280,422	4,281	2,397,362	-	-	-	2,401,643

Warrants and options exercised for cash	-	-	399,989	400	239,309	-	-	-	239,709

Common shares issued in conversion
of debt and extinguishment of liabilities	-	-	1,233,456	1,233	709,452	-	-	-	710,685

Share-based compensation - common shares	-	-	2,401,689	2,402	1,949,224	(24,000)	48,153	-	1,975,779

Share-based compensation - warrants	-	-	-	-	764,614	-	-	-	764,614

Share-based compensation - shares to be issued	-	-	279,770	280	156,150	-	-	-	156,430

Common shares issued in advance of services	-	-	-	-	129,968	-	-	-	129,968

Warrants issued in advance of services	-	-	-	-	197,176	-	-	-	197,176

Beneficial conversion feature on issuance
of convertible debt	-	-	-	-	421,150	-	-	-	421,150

Warrants issued in connection to issuance	-	-	-	-	82,850	-	-	-	82,850
of convertible debt

Preferred shares issued for cash	96,429	96	-	-	60,654	-	-	-	60,750

Preferred shares repurchased	(25,000)	(25)	-	-	(49,975)	-	-	-	(50,000)

Net Loss for the Year Ended
June 30, 2010	-	-	-	-	-	-	-	(5,331,918)	(5,331,918)

Balance, June 30, 2010	549,044	549	25,891,768	25,892	22,346,842	-	-	(20,569,040)	1,804,243

Preferred shares issued for cash (unaudited)	1,062,000	1,062	-	-	1,060,938	-	-	-	1,062,000

Common shares issued for cash (unaudited)	-	-	201,261	201	25,516	-	-	-	25,717

Warrants and options exercised for cash (unaudited)	-	-	300,833	301	129,265	-	-	-	129,566

Common shares issued in conversion
of debt and extinguishment of liabilities (unaudited)	-	-	906,390	907	617,957	-	-	-	618,864

Share-based compensation - common shares (unaudited)	-	-	1,102,709	1,102	1,044,918	-	-	-	1,046,020

Share-based compensation - warrants (unaudited)	-	-	-	-	169,749	-	-	-	169,749

Warrants and common shares issued in advance of services (unaudited)	-	-	64,197	64	572,591	-	-	-	572,655

Beneficial conversion feature on issuance
of convertible debt (unaudited)	-	-	-	-	595,870	-	-	-	595,870

Warrants issued in connection to issuance
of convertible debt (unaudited)	-	-	-	-	68,729	-	-	-	68,729

Net loss for the nine months ended
March 31, 2011 (unaudited)	-	-	-	-	-	-	-	(4,932,227)	(4,932,227)

Balance, March 31, 2011 (unaudited)	1,611,044	$1,611	28,467,158	$28,467	$26,632,375	$-	$-	$(25,501,267)	$1,161,186

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010

OPERATING ACTIVITIES

Net Loss	$(4,932,227)	$(4,121,425)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	237,231	140,131
Share-based compensation	1,215,769	2,139,000
Amortization of debt discount and issuance costs	373,390	8,212
(Gain)/loss on extinguishment of debt	92,714	(97,587)
Gain on conversion of preferred shares	-	(36,475)
Gain on disposal of property	(73,502)	-
Bad debt expense	-	134,885
Changes in Operating Assets and Liabilities:
Accrued interest receivable	-	(8,061)
Other receivables	8,088	-
Prepaid expenses	626,448	(3,228)
Deposits	1,975	(10,454)
Accounts payable and accrued expenses	905,285	(410,842)

Net Cash Used in Operating Activities	(1,544,829)	(2,265,844)

INVESTING ACTIVITIES

Purchase of property and equipment	(1,048,193)	(180,096)
Proceeds from disposal of property	90,470	(2,500)

Net Cash Used in Investing Activities	(957,723)	(182,596)

FINANCING ACTIVITIES

Preferred stock issued for cash	1,062,000	67,500
Common stock issued for cash	97,624	1,781,625
Warrants and options exercised for cash	129,566	163,042
Stock offering costs	(71,907)	-
Proceeds from notes payable - related party	10,000	-
Repayments of notes payable - related party	(100,000)	-
Repayment of notes payable	(90,000)	-
Proceeds from notes payable	942,590	325,000

Net Cash Provided by Financing Activities	1,979,873	2,337,167

NET DECREASE IN CASH	(522,679)	(111,273)
CASH AT BEGINNING OF PERIOD	632,980	439,474

CASH AT END OF PERIOD	$110,301	$328,201

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$5,813	$26,960
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to extinguish debt and liabilities	$524,175	$739,846
Stock and warrants issued in advance for services	572,655	-
Warrants and beneficial conversion feature on issuance of convertible debt	666,615	(250,000)
Common stock issued for intangible assets	-	250,000

The accompanying notes are an integral part of these consolidated financial statements.

Studio One Media, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and June 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $25,501,267 and currently has revenues which are insufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its MyStudio and AfterMaster businesses. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, (c) place in service additional studios, and (d) begin generating more substantial revenues from both MyStudio and AfterMaster.

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

Reclassification of Financial Statement Accounts

Certain amounts in the March 31, 2010 financial statements have been reclassified to conform to the presentation in the March 31, 2011 financial statements.

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

Studio One Media, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and June 30, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The fair value of the Company’s notes payable at March 31, 2011 is approximately $1,272,988 (carrying value of $523,750).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Income Taxes

There is no income tax provision for the nine months ended March 31, 2011 and 2010 due to net operating losses for which there is no benefit currently available.

At March 31, 2011, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

NOTE 4 – NOTES PAYABLE

On December 31, 2010, the Company entered into a note payable with an unrelated party for $75,000, due February 28, 2011.  Funds for this note were received between January 10 and February 9, 2011.  The note bears interest at 12% and is unsecured.  The note has been extended until May 31, 2011.

On December 20, 2010 the Company entered into a note payable with an unrelated party for $75,000.  The note bore interest at 12%, was unsecured and was due on January 31, 2011.  The entire principal and outstanding interest of this note was converted at $0.50 per share into 152,022 shares of the Company’s Common Stock.

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

On September 28, 2010 the Company entered into a note payable with an unrelated party for $50,000.  The note bore interest at 8% and was unsecured.  The due date of the note was extended until it was converted in full, along with all accrued interest, on March 31, 2011 at $0.50 per share for 104,033 shares of the Company’s Common Stock.

On September 29, 2010 the Company entered into a note payable with an unrelated party for $100,000.  The note was due on October 28, 2010, was unsecured, and in lieu of interest, the lender agreed to accept warrants to purchase 10,000 shares of the Company’s Common Stock.  The warrants have an exercise price of $0.75 per share and a five year maturity.  These warrants were valued using the Black-Scholes valuation model under the below assumptions resulting in a fair value of $7,839.  This amount has been recorded as a discount to the face value of the note and is being amortized over the life of the note and recorded as interest expense.  The due date of this note was extended until it was paid in full, along with all accrued interest on February 28, 2011.

The Company also entered into a financing agreement with an third party who became a related party after financing was extended to the Company, to fund up to $1,000,000 in four equal increments. The Company received tranches of $250,000 on February 23, May 5, August 19 and December 23, 2010.  The proceeds of each advance by the lender to Studio One were to be used to manufacture, ship, install and operate MyStudios serving as collateral for such advance. Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years from the advance dates, and a security agreement granting the lender a first lien on specified studios. The principal and interest on these notes may be converted at the lender’s option into Common Stock based on a conversion price of fifty cents ($0.50) per share.   Additionally, the Company granted 200,000 warrants to the lender, which have an exercise price of $0.50 and expire in 5 years

In accordance with ASC 470, the Company’s management evaluated the conversion terms of this note and has concluded that a BCF exists. The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the Common Stock, after allocating the proportionate amount of the debt proceeds to the fair value of the warrants. The value of the BCF of the four notes has been estimated at $603,500 and the fair value allocated to the warrants has been estimated at $114,200.

Studio One Media, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and June 30, 2010

NOTE 4 – NOTES PAYABLE - continued

The $1,016,623 combined value of the BCF and the fair value of the warrants from all convertible notes have been recorded as a debt discount against the carrying value of the loans and to additional paid-in capital. The Company is amortizing the debt discount over the life of the notes and records the amortization as interest expense. As of March 31, 2011 the remaining debt discount is $749,237, and during the nine months ended March 31, 2011 the Company recorded $225,415 in interest expense associated with the amortization of the debt discount.

On July 7, 2010 and January 10, 2011, the Company repaid a total of $50,000 of notes payable due to related parties.  Of this $50,000, the Company borrowed $10,000 on January 10, 2011.  The remaining $40,000 had been borrowed prior to June 30, 2010. The Company also converted $50,000 of notes due to a related party along with all accrued interest on January 4, 2011 at $0.50 per share for 103,096 shares of the Company's Common Stock.  As of March 31, 2011, the Company did not have any outstanding notes with related parties.

As noted in the preceeding paragraphs, on September 9, 2010 and January 4, January 31, and March 2, 2011, the Company converted four separate note agreements for 413,151 shares of the Company's common stock at an exercise price of $0.50 per share. Under ASC 470 the conversion of each note qualifies as an extinguishment of debt. The reacquisition price of the stock was determined to be the face value of the debt. The conversion price of $0.50 resulted in the Company recording a beneficial conversion feature ("BCF") equal to the difference between the conversion price of $0.50 per share and the current market price of the stock on the date of issuance multiplied by the number of shares issued to convert the debt. The combined fair value of the BCF for all notes was calculated to be $147,976, which was recorded as a discount to the notes and to additional paid-in capital. As the debt was extinguished concurrent with the recognition of the BCF, the Company amortized the full $147,976 to interest expense.

NOTE 5 – PREFERRED STOCK

During the nine months ended March 31, 2011, the Company issued 1,062,000 shares of Series A-1 Senior Convertible Redeemable Preferred Stock (“Series A-1 Preferred Stock”) for cash totaling $1,062,000.  The Company’s Series A-1 Preferred Stock is convertible at the rate of 2 shares of Common Stock per share of Series A-1 Preferred beginning 180 days after issuance. The dividend rate of the Series A-1 Preferred Stock is 6% per share per annum in cash, or commencing on June 30, 2009 in shares of the Company’s Common stock (at the option of the Company).

In accordance with ASC 470, the Company’s management evaluated the conversion terms of the Series A-1 Preferred Stock and has concluded that a BCF exists. The value of the BCF was determined based on the Common Stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the common stock. The value of the BCF of the Series A-1 Preferred Stock has been valued at $1,132,640.  The Company is amortizing the value of the BCF over the 180 day period prior to the Series A-1 Preferred Stock becoming convertible.  The amortized amount is recorded in Preferred Stock Accretion thereby reducing net loss available to Common shareholders in the Company’s statement of operations.  For the nine months ended March 31, 2011 and 2010, the Company recognized $105,868 and $-0-, respectively, in preferred stock accretion and dividends.

NOTE 6 – COMMON STOCK

During the nine months ended March 31, 2011, the Company issued 201,261 Common shares for $25,717 in net cash proceeds and issued 1,102,709 shares of the Company’s Common Stock to employees and non-employees for services rendered to the Company valued at $1,046,020, based on the market price of the stock on the day of issuance.  The Company also issued 300,833 shares of Common Stock for warrants and options exercised for cash totaling $129,566 and 906,390 shares of Common Stock to extinguish accounts payable, notes payable and accrued interest totaling $618,864.

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS

During the nine months ended March 31, 2011, the estimated value of the compensatory Common Stock purchase warrants and stock options granted to employees and non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2-5 years, a risk free interest rate of 0.26%-2.09%, a dividend yield of 0% and volatility of 77%-293%. The amount of the stock-based compensation charged to expenses during the nine months ended March 31, 2011 for compensatory options and warrants granted in exchange for services was $169,749 and is included in General and Administrative Expense.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this filing and determined that there are no material subsequent events to report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three and nine months ended March 31, 2011 and 2010. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of March 31, 2011, there were 28,467,158 shares of Common Stock issued and outstanding.   Since April 2006, we have raised approximately $14 million in the form of equity for purposes of research, development, manufacturing, deployment and operation of MyStudio and AfterMaster.

The Company’s office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Business

We are a diversified media and technology company based in Scottsdale, Arizona.  Our subsidiaries and divisions include MyStudio, Inc., AfterMaster HD Audio Labs, Inc., MyStudio Music and MyStudio Management.

Over the last seven years, Studio One and its wholly-owned subsidiary, MyStudio, Inc., have been engaged in the research and development of proprietary, leading-edge audio and video technologies for professional and consumer use.

Studio One introduced its first MyStudio in September 2008 with the installation of its first MyStudio HD Recording Studio. Studios have subsequently been installed in multiple locations with the expectation of additional studios being added both domestically and internationally.

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

In addition, we expect additional future revenues to be generated from AfterMaster, as described herein, as well as music sales and talent management arising from UGC on the MyStudio.net website. Subject to the availability and timing of capital, we expect to install and operate many MyStudios both nationally and internationally.

Quarterly Update

Following is a summary of corporate activities since December 31, 2010:

MyStudio® HD Recording Studios

In April, we announced a groundbreaking multi-year partnership with Simon Cowell’s THE X FACTOR, the most significant partnership yet announced by the Company. THE X FACTOR stakeholders include FOX, Sony, Syco and FremantleMedia. We believe that the agreement represents a very significant milestone for the Company and demonstrates that the company has established its ability to partner with some of the most important entities in the music and entertainment businesses.

Led by Mr. Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world’s top musical talent, THE X FACTOR has had tremendous success in Europe.  The show will be debuting this fall in the U.S. on the Fox Network.  Entertainment pundits anticipate this new show will become the biggest and mostly widely watched show in America.

Mr. Cowell recognized the significant opportunity provided by MyStudio in broadening the contestant base for his show. Thousands of people auditioned through MyStudio recording studios for THE X FACTOR and auditions were extended twice from the original deadline. The Company deployed a total of six studios for THE X FACTOR auditions in the greater metropolitan areas of Phoenix, Nashville, Kansas City, Anchorage, Honolulu and Denver.

The MyStudio X FACTOR partnership allowed prospective candidates an alternative venue from traditional one day open casting calls.  Using MyStudio, such persons had an ability to create a video showcasing their talents at one of six MyStudio locations over a number of weeks.  The technologies employed by MyStudio, including the high definition video and world class audio, allowed contestants to present their musical talents in the best light possible furthering their chances of being selected to participate in the show.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Based on the much anticipated success of THE X FACTOR in America, we believe Mr. Cowell’s endorsement and enthusiasm for MyStudio as a casting tool is very significant.  THE X Factor MyStudio partnership demonstrated that the MyStudio recording studios are an efficient means for allowing for a broad number of people in multiple cities to try out for reality television shows.  Accordingly, we expect television, theater and motion pictures to begin to follow Mr. Cowell’s lead in utilizing this technology to enhance their casting processes and thereby creating the potential for a number of other strategic partnerships for the Company.

As a result of the tremendous opportunity to partner with THE X FACTOR, we purposely delayed our formal national marketing launch for several months. As expected, our participation with THE X FACTOR has allowed the Company to gain national attention for its studios without having to expend significant amounts of internal funds to achieve a comparable level of positive exposure and brand development.   This national exposure for MyStudio is expected to further increase by a significant magnitude upon the debut of the show.

As noted previously, we placed an order for an additional fifteen studio chassis earlier in the fiscal year.  We have since taken possession of three of those chassis and have begun the assembly process to deploy them in additional major markets in the near future.  We expect to receive the balance of the studios included in the initial purchase during calendar 2011. Our new manufacturing partner provides for significant cost savings for the overall studio thus providing for a shorter payback period on our capital investment.   We are also evaluating our other suppliers of studio components for cost savings opportunities.  Subject to the availability of adequate capital, we expect to accelerate the roll-out of the studios in the U.S. and continue to gain critical mass.

In addition, we have received significant inbound interest in MyStudio from potential partners in foreign markets.  We are in active discussions with several potential strategic partners for the roll-out of MyStudio into foreign locations. These potential partners have the available capital to pursue many studios within their proposed geographies and anticipate capitalizing on the studios’ functionality for auditions, original music and karaoke.  Assuming the successful completion of such agreements, we anticipate increasing our purchase order with our current manufacturing partner for additional studio chassis.

We recently completed a multi-year agreement for the licensing of the Universal Music Group (“Universal”) record catalog to further increase the size of the karaoke library available to the users of MyStudio. This follows the agreement with EMI Music that was completed in 2008.  Universal has one of the largest record catalogues in the world and has been representing some of the leading artists for over 100 years.   This new agreement allows MyStudio users access to music by some of the world’s top acts, including P. Diddy, Ke$ha, Drake, Nicki Minaj, Ludacris, Britney Spears, Miley Cyrus, Jonas Brothers, 50 Cent and Enrique Inglesias.  We are in discussions with other top record labels to gain access to their catalogues as well to further enhance the MyStudio customer experience and drive additional traffic to the studios.

AfterMaster™ HD Audio

In fiscal 2011, the Company began generating revenues from its AfterMaster HD Audio product.  While such revenues represent a small percentage of the Company’s total revenues for the quarter, we expect such revenues to continue to grow as we work with major and independent record labels, motion picture and television houses and others that utilize the technology to enhance the audio quality for their productions.  The feedback on AfterMaster from the music industry remains very favorable.

AfterMaster is a revolutionary technology that makes audio significantly louder, fuller and more exciting than traditionally mastered music. The technology is a proprietary, patents-pending combination of hardware and software which was developed over the last five years by the MyStudio audio engineering team.  It can be applied on virtually all audio sources including, music, radio, television and film.  The AfterMaster process can be used to create both a master from a master audio mix or to “AfterMaster” existing music that has already been mastered. AfterMaster allows any mastered audio to be remastered without the need to access the master mix. The near-term focus of AfterMaster is on new music releases as well as catalogue music; subsequent efforts will focus on television and motion pictures. We believe that the technology can be the technological impetus that can revitalize the music industry by providing consumers an unprecedented leap in sound quality and added value.

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

MyStudio enables users, for a fee, to record up to a five-minute personalized video with professional-quality backdrop, lighting and sound. The studios feature Hollywood-style green screen technology, and users can select from over a thousand HD virtual backgrounds (static and dynamic) and thousands of licensed karaoke tracks from EMI Music Publishing, Universal Music Group and others. The studio lighting is custom programmed for each virtual background, and the sound quality is derived from a specially engineered acoustic design and a proprietary audio signal sequencing process.  Professional users, such as musicians and entertainers, often pay hundreds or thousands of dollars for comparable professionally produced audio and video.

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

Currently there are MyStudio locations included in the greater metropolitan areas of Phoenix, Honolulu, Nashville, Anchorage, Kansas City and Denver. Earlier in the current fiscal year, we placed an order for the manufacturing of fifteen additional studio chassis to further our rollout plans.  We have since taken possession of the three of those studio chassis and are in the process of preparing those studios for future installation.  We expect to receive the balance of the aforementioned studio chassis during calendar year 2011.

MyStudio Business Strategy

We plan to introduce our MyStudios into key markets throughout the U.S. followed by a rollout into international markets.  The ease and quality of the studios have created significant repeat users and increasing traffic to the Company’s MyStudio.net website.

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

We have focused significant efforts on this aspect of our business model and have formed strategic partnerships with Simon Cowell’s THE X FACTOR, Mark Burnett Productions, Back Stage Casting and RealityWanted.com. Each of these partnerships is discussed in greater detail herein.

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

Expand the MyStudio Concept into New Vertical Industries.   The potential utilization of the recording studios extends well beyond the entertainment industry. The studios can facilitate efficiency, personalization and differentiation in many industries including professional recruitment and staffing, Internet dating, corporate training, online greeting cards and business promotion.  We expect to develop future partnerships for content and users with recruiting, dating and greeting card companies among others.

MyStudio Business Model

Our “bricks and clicks” business model is currently based upon three primary sources of revenue: recording session fees from MyStudio and advertising revenue from both the individual studios and the Company’s MyStudio.net website. Our plans to drive recording session revenue through the use of industry-sponsored music, modeling and talent contests with new and repeat users, as well as the installation of additional studios. Additional studios are expected to drive exponential traffic to the MyStudio.net website as each new video generates a greater number of unique website visitors due to the viral effect of our video sharing offering.

Our management team believes that the Company’s success depends on our ability to raise additional capital, deploy multiple studios and continue to create strategic partnerships that drive traffic to the studios.  Our current six studios are insufficient to generate adequate revenues to achieve overall profitability for the Company.  By deploying multiple studios and gaining “critical mass”, we believe that we will be able to successfully implement our business plan, attract a greater number of strategic partnerships and achieve profitability.

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

MyStudio offers over 1,000 HD backgrounds from which to select or users may provide their own backgrounds.   Additionally, MyStudio currently offers thousands of songs licensed from EMI Music Publishing, Universal Music Group and others for karaoke usage and expects to announce additional licensing agreements in the future.  In many instances, users perform their own songs using their guitar, keyboard or other instruments, which may be plugged into the studios for a professionally sounding quality video.

MyStudio Advertising Revenue.   The exterior of the studios contain eight (8) 37” LCD flat screen monitors that are used to promote MyStudio and display advertising messages from selected sponsors and third party advertisers.  We have successfully sold advertising on the studios, and we believe that we will be able to secure national advertising sponsors when we have a greater number of studios in operation.

Website Advertising Revenue.   Visitors, visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for Internet properties.  The user-generated content created in MyStudio is the traffic generator for the MyStudio.net website.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio Marketing and Promotion Strategy

Our business plan calls for the establishment of regular events, auditions and contests to drive traffic to the studios; this has been confirmed by a marked increase in studio traffic when contests and promotions have been offered.  Our marketing and promotion strategy is designed to drive traffic through the studios which in turn drives traffic to the MyStudio.net website.

To date, we have not invested significant dollars for marketing as we believe such marketing efforts would not have been prudent without a national footprint for MyStudio. We expect to significantly increase our national marketing efforts to drive sponsorship and advertising revenues later in the current calendar year. With a broader installed studio base in major metropolitan markets, we believe that we will have a much greater opportunity to gain national attention of large sponsors who understand the opportunity to partner with MyStudio for contests and auditions to favorably market their own businesses.  To date, we have successfully sold sponsorships that have led to increased utilization of the studio, as well as advertising monies.

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

MyStudio has successfully partnered with some of the top names in the entertainment business, as described below.

In April 2011, we announced a groundbreaking multi-year partnership with Simon Cowell’s THE X FACTOR, the most significant partnership yet announced by the Company. We believe that the agreement represents a very significant milestone for the Company and demonstrates that the company has established its ability to partner with some of the most important entities in the music and entertainment businesses.

Led by Mr. Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world’s top musical talent, THE X FACTOR has had tremendous success in Europe.  The show will be debuting this fall in the U.S. on the Fox Network.  Entertainment pundits anticipate this new show will become the biggest and mostly widely watched show in America.

Mr. Cowell recognized the significant opportunity provided by MyStudio in broadening the contestant base for his show. Thousands of people auditioned through MyStudio recording studios for THE X FACTOR and auditions were extended twice from the original deadline.

The MyStudio X FACTOR partnership allowed prospective candidates an alternative venue from traditional one day open casting calls.  Using MyStudio, such persons had an ability to create a video showcasing their talents at one of six MyStudio locations over a number of weeks.  The technologies employed by MyStudio, including the high definition video and world class audio, allowed contestants to present their musical talents in the best light possible furthering their chances of being selected to participate in the show.

Based on the much anticipated success of THE X FACTOR in America, we believe Mr. Cowell’s endorsement and enthusiasm for MyStudio as a casting tool is very significant.  THE X FACTOR MyStudio partnership demonstrated that the MyStudio recording studios are an efficient means for allowing for a broad number of people in multiple cities to try out for reality television shows.  Accordingly, we expect television, theater and motion pictures to begin to follow Mr. Cowell’s lead in utilizing this technology to enhance their casting processes and thereby creating the potential for a number of other strategic partnerships for the Company.

As a result of the tremendous opportunity to partner with THE X FACTOR, we purposely delayed our formal national marketing launch for several months. As expected, our participation with THE X FACTOR has allowed the Company to gain national attention for its studios without having to expend significant amounts of internal funds to achieve a comparable level of positive exposure and brand development.   This national exposure for MyStudio is expected to further increase by a significant magnitude upon the debut of the show

Prior to the recently announced auditions for THE X FACTOR, we completed a multi-year agreement with Mark Burnett Productions (“MBP”), which provides for the use of MyStudio to augment the casting of the MBP television shows.  MBP has used MyStudio in the casting of its shows, including Are You Smarter Than a Fifth Grader and Bully Beatdown.  MBP is a leading production company for primetime television, cable and the Internet, and has produced over 1,100 hours of television programming which regularly air in over 70 countries around the world.  We expect MBP to offer future auditions for its shows using MyStudio.

MyStudio was used by entertainment leaders Simon Fuller, Perez Hilton and Jamie King in their casting for Boy Band, a contest to identify five males between the ages of 13 and 21 with outstanding dance and vocal talent to form a high profile band.  Mr. Fuller is the producer of American Idol.  Mr. Hilton is a famous celebrity gossip columnist with a very extensive following.  Mr. King is a world renowned choreographer.   MyStudio was selected by Boy Band for the convenience and ease by potential contestants.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition to Boy Band, Mr. Fuller, through 19 Entertainment and MySpace, used MyStudio for the auditions of If I Can Dream, a post-reality television show offered through Hulu.com.  The studios were used by a number of aspiring artists to perform their audition demos in hopes of being selected to join this show.

We have completed a strategic partnership with RealityWanted.com, a leading source for reality TV casting calls in the U.S.  The partnership provides for members of both companies to create audition videos for hundreds of top reality television shows.  Most reality TV applicants are missing one of the most critical components to being selected – the video. This partnership created a turnkey reality TV casting platform to help complete the casting process. Users can easily supplement their RealityWanted.com profiles with a high-quality video that better conveys their talents and unique personality traits giving them a greater chance of being selected for a reality television show. As MyStudio offers over 1,000 high definition backgrounds, users can pick an environment to best suit their audition.

We have also established a partnership with Back Stage Casting., the entertainment industry’s most recognized resource for real-time casting and audition information, acting advice, job listings and entertainment news.  Utilizing MyStudio, Back Stage is able to offer its members and audition pieces for specific casting calls.  Film, theater and television productions are asking actors to submit audition videos specific to their projects to streamline the casting process and identify the most talented candidates.  MyStudio offers actors a high quality, convenient and inexpensive way to create their professional videos and increase their chances of being selected.

In addition to casting for television and stage, we have a multi-year partnership with The GRAMMY Foundation to host auditions for various GRAMMY Foundation programs.  The have and are being used for auditions and promotions relating to several GRAMMY Foundation programs for young people including GRAMMY Camp®, GRAMMY® Signature Schools and the GRAMMY Jazz Ensembles.

A number of contests using MyStudio have been sponsored by some high-profile music, modeling and comedy companies .  We expect to continue entering into additional strategic partnerships with other high profile companies in the music, television, modeling and comedy fields to further traffic to our studios.

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

We are in discussions with additional parties to further expand our offering of contemporary and popular karaoke songs available to the users of our studios.

We continue to aggressively solicit additional reality TV, music, modeling and comedy audition opportunities.

AfterMaster HD Audio

We have developed a revolutionary audio mastering technology branded AfterMaster, for which the technology is held by AfterMaster HD Audio Labs, Inc., a wholly-owned subsidiary of the Company. We believe that the AfterMaster process for mastering audio makes music significantly louder, fuller and crisper than traditionally mastered music. The AfterMaster process achieves its sound without adding compression distortion or exceeding recording industry limits of digital zero. The technology is a proprietary, patents-pending combination of hardware and software which was developed over the last five years by our audio engineering team.  It can be applied on virtually all audio sources including, music, radio, television and film.

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

The first commercial music release utilizing the AfterMaster technology was Janet Jackson’s hit single, “Make Me”.  This song was released by Universal Music and produced by nationally recognized record producer Rodney Jerkins.  Additional songs, including music by Lady Gaga, Ray J and Shontelle have since been released using our technologies.  Advisory Board members Rodney Jerkins, Richard Perry and Jason Flom are very influential in the music community and are instrumental to the execution of the AfterMaster business plan.  Additionally, Advisory Board member Charles Weber, the first CEO of Lucasfilms, will be instrumental in the marketing and adoption of AfterMaster for motion pictures and television.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We are currently focused primarily on employing the AfterMaster technology for music - both existing catalogue and new releases. We believe our technology has the potential for the record labels to generate significant additional revenue from the re-release of their catalogues, while providing their listeners with a better listening experience.  The feedback from the record labels has been very favorable.  We are in discussions with major record labels regarding the use of our technologies for broad commercial use.

Manufacturing

Earlier this fiscal year, we announced that we had contracted for the manufacture of 15 of its proprietary studio chassis.  We have since taken possession of the first three of such chassis and expect the balance of this order during calendar year 2011. This agreement has allowed us to realize substantial studio cost savings relative to the prior manufacturer.  We have and intend to continue financing additional studios through a combination of existing capital resources, raising additional capital and utilization of one existing credit facility.

We continue to evaluate our other vendors to identify additional cost savings for the studios.

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

Employees

As of March 31, 2011, we employed twenty full-time employees (and twelve part-time employees at the MyStudio recording studios).  We expect to hire additional employees in the next year to handle anticipated growth.

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

We are leasing space on a month-to-month basis in West Hollywood, California.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This is a one-year lease expiring on August 31, 2011.  The total lease expense for both facilities is approximately $10,000 per month, and the total remaining obligations under these leases at March 31, 2011 are approximately $27,500.

We lease space at mall locations for MyStudio pursuant to one-year leases.   The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for its recording studios at various venues and locations throughout the country.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

Session Revenues	$113,230	$54,320	$319,740	$99,405
Advertising Revenues	-	11,393	9,000	32,679
AfterMaster Revenue	21,900	-	40,700	-
Total Revenues	$135,130	$65,713	$369,440	$132,084

Total revenues for the three months ended March 31, 2011 increased to $113,230 from $54,320 or 108% over the comparable three month period in 2010.   Total revenues for the nine months ended March 31, 2010 increased to $369,440 from $132,084 or 180% over the comparable nine month period in 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Of the $113,230 of studio session and advertising income for the three months ended March 31, 2011, $105,000 was barter and the remaining $8,230 was in cash.  For the comparable three months ended March 31, 2010, of the $65,713 in studio session and advertising income, $54,643 was cash and $11,070 was in barter.

Of the $328,740 of studio session and advertising income for the nine months ended March 31, 2011, $282,050 was cash and the remaining $46,690 was in barter.  For the comparable nine months ended March 31, 2010, of the $132,084 in studio session and advertising income, $31,155 was cash and $100,929 was in barter.

The Company’s business model currently generates revenues from the following primary sources:

●	Paid user fees from customers who utilize the studios to create an audio/video recording;
● ●	Advertising revenue from the external monitors located on each MyStudio facility; Sponsorship and contest revenues;
● ●	Advertising revenue from its website; and Revenues generated from the sale of AfterMaster products.

The revenues from each of the first three of these sources is expected to increase proportionally to the number of studios we place in operation.   The revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers.  AfterMaster has only recently been introduced for commercial purposes and is expected to generate more substantial revenues in the future.

Cost of Revenues

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cost of Revenues	$118,854	$50,269	$358,660	$131,497

Cost of revenues consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of revenues for the three and nine month periods ended March 31, 2011 over the comparable periods for 2010, is attributable, primarily, to the opening of additional  studios.

Other Costs and Expenses

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Advertising Expenses	$64,178	$8,756	$298,359	$95,846
Cost of Barter Exchanges	105,000	54,643	282,050	100,929
Depreciation and Amortization Expenses	79,607	55,722	237,231	140,131
Professional Fees	734,806	911,009	2,301,962	2,609,153
Other Sales, General and Administrative Expenses	406,892	487,904	897,193	1,228,028

Other Costs and Expenses	$1,390,483	$1,518,034	$4,016,795	$4,174,087

Other costs and expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, and expenses related to the issuance of stock compensation.

Total other costs and expenses decreased in the three month period ended March 31, 2011 by $127,551 compared to the same three months of 2010.  Total other costs for the nine month period decreased by $157,292 compared to the same nine month period of the prior year.  The decrease in each period is primarily due to a decrease in general and administrative expenses as well as decreases in professional fees.  This decrease was offset by an increase in cost of barter exchanges, advertising expense and depreciation and amortization. The decrease in professional fees is primarily attributable to a reduction in non-cash expenses from shares issued to various employees and consultants for services rendered and for options warrants to employees and consultants for services during the period.  The increase in depreciation and advertising costs is due to new studios being placed in service during the year while the increase in cost of barter exchange is due to increased barter sales.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Income/(Loss)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net Income/(Loss)	$(1,915,466)	$(1,443,029)	$(4,932,227)	$(4,121,425)

The increase in the net loss for the three and nine months ended March 31, 2011 as compared to the comparable periods in the prior fiscal year was primarily due to the above mentioned increase cost of barter sales, advertising and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $369,440 during the nine months ended March 31, 2011 as compared to $132,084 for the comparable period in 2010.  The Company has incurred losses since inception of $25,501,267.  At March 31, 2011, the Company had a working capital deficit of $1,181,251 compared to working capital surplus of $80,770, a decrease of $1,262,021 from June 30, 2010.  The decrease in the working capital was primarily due to the Company using the cash raised through debt and equity financing as well as increased accounts payable for costs incurred to manufacture and place in service additional studios.

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

As of March 31, 2011, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal controls over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2011, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

(b)           Changes in internal control over financial reporting

This deficiency is attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  This control deficiency will be monitored and attention will be given to the matter as the Company begins operations as an active business entity. Management has concluded that this control deficiency constituted material weaknesses that continued throughout March 31, 2011 and beyond.  In order to mitigate this risk, the Company has contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may become involved in certain legal proceedings and claims which arise in the normal course of business.  At March 31, 2011, there are no legal proceedings which we believe will have a material adverse effect on our financial position.

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

History of Operations and Dependence on Future Developments.

We own proprietary audio/video recording technologies, patent and trademark applications, studio design, methods and related concepts for the MyStudio HD Recording Studios.  MyStudio is a self-contained interactive video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studios enable the public, for a fee, to record their video and voice images in a stand alone, state-of-the-art recording studio and enter their MyStudio performances in music, modeling and other talent related contests.  In addition, MyStudio can be used to record video resumes, dating profiles and personal messages.  We believe MyStudio methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

We opened our first studio in September 2008 and have since installed multiple studios in the U.S.  We intend to continue placing our studios in malls across America, as well as expand into other high traffic locations, theme parks, airport terminals and theaters.  Ultimately, MyStudio intends to be a one-stop accessible facility that acts as a link between an entertainment hopeful and the acting, fashion and music industries.  Our revenues are generated by services provided by the studio, as well as through website advertising.

Subsequently, we have introduced our audio enhancement technology, AfterMaster.  The technology has been utilized by some of the top name artists within the music industry, albeit such utilization has resulted in limited revenues to date.  We are in discussions with record labels about adopting the technology for use in re-monetizing their music catalogues.

We have a history of losses and will likely realize future losses.  Both MyStudio and AfterMaster have limited operations and are currently generating modest revenues.

We are dependent upon our management, certain shareholders and investors for fundraising.  We expect additional operating losses will occur until revenues are sufficient to offset our costs for marketing, sales, general and administrative and product and services development.  We are subject to all of the risks inherent in establishing an early stage business enterprise.  Since we have limited operations, there can be no assurance that our business plan will be successful.  The potential for our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered with an early stage business and the competitive environment in which we will operate.  A prospective investor should be aware that if we are not successful in achieving our goals and achieving profitability, any money invested in us will likely be lost.  Our management team believes that our potential near-term success depends on our success in, manufacturing, marketing and selling our products and services.

As an early stage company we are particularly susceptible to the risks and uncertainties described herein, and we will be more likely to incur the expenses associated with addressing them.  Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development.  These risks are particularly severe among companies in new markets, such as those markets in which we expect we will operate.  Accordingly, shareholders will bear the risk of loss of their entire investment in our shares.

New Business Model.

We have a relatively new business model in an emerging and rapidly evolving market.  Accordingly, this makes it difficult to evaluate our future prospects and may increase the risk that we will not continue or be successful.  We will encounter risks and difficulties as a company operating in a new and rapidly evolving market.  We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

ITEM 1A - RISK FACTORS - continued

Limited Capital and Need for Additional Financing.

The funds currently available to us are inadequate to fully implement our business plan.  Until we have achieved revenues sufficient for us to break-even, we will not be self-sustaining entity, which could adversely impact our ability to be competitive in the areas in which do and intend to operate.  We require additional funding for continued operations and will therefore be dependent upon our ability to raise additional funds through bank borrowing, equity or debt financing or asset sales. We expect to access the public and private equity and/or debt markets periodically to obtain the funds we need to support our operations and continued growth.  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If we cannot obtain needed funds, we may be forced to curtail, in whole or in part, or cease its activities altogether.  When additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership.

We require substantial capital to manufacture our recording studios.  Although we intend to engage in subsequent debt and equity offerings of our securities to raise additional working capital for operations, studio manufacturing and the AfterMaster operations, we have no firm commitments for any additional funding, either debt or equity, at the present time.  Insufficient financial resources may require us to delay or eliminate all or some of our sales and marketing efforts to generate revenues for both MyStudio and Aftermaster, which could have a material adverse effect on our business, financial condition and results of operations.  There is no certainty that our expenditures will result in a profitable business as proposed.

Lack of Diversification.

Our size makes it unlikely that we will be able to commit our funds to diversify the business until we have a proven track record, and we may not be able to achieve the same level of diversification as larger entities engaged in this type of business.

Competition.

We know of no competitors offering a similar high-quality, in-mall HD recording studio experience.  We believe that we are first to market with a recording studio with such functionality and quality combined with a groundbreaking website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, giving us valuable time to gain consumer recognition and a foothold in the market.

Additionally, based on feedback from executives within the music industry, we have not been made aware of any significant competitors offering an audio enhancement technology of the same quality level as AfterMaster.

While the technologies surrounding MyStudio and AfterMaster are cutting edge and unique, we believe there are other factors that will separate us from competitors.  We have embarked on an aggressive intellectual property protection program which we believe will be significant barriers to market entry to potential competitors for our current product offerings.  In addition, we employ individuals who have long standing relationships and expertise in various segments of the entertainment, marketing, finance and communications industries, which we expect will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for MyStudio and AfterMaster.

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

Performance - Market Acceptance.

The quality of our products, services, its marketing and sales ability, and the quality and abilities of our personnel are among the operational keys to our success.  We are heavily dependent upon successfully completing our product development, gaining market acceptance and subsequently recruiting and training a successful sales and marketing force.  There can be no assurance that we will be successful in attracting, training or retaining the key personnel required to execute the business plan.  Also, there can be no assurance that we can complete development of new technologies so that other companies possessing greater resources will not surpass it.  There can be no assurance that we can achieve our planned levels of performance.  If we are unsuccessful in these areas, it could have a material adverse effect on our business, results of operations, financial condition and forecasted financial results.  The entertainment industry may resist our business plan and refuse to participate in contests and other sponsorship events.   In that case we would be forced to fund and sponsor its own contests which would affect operating capital, liquidity and revenues.   The music industry may also resist the adoption of our AfterMaster technology for new and catalogue releases.

ITEM 1A - RISK FACTORS - continued

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

Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the high technology industry and difficulty in controlling hardware and software.  The laws of other countries may afford us little or no effective protection for our intellectual property.  We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity.  Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business.  There can be no assurance that our competitors, some of which have substantially greater resources, will not obtain patents or other intellectual property protection that will restrict our ability to make and sell our products.  If we are unsuccessful in protecting proprietary and intellectual property rights to the MyStudio and/or AfterMaster related business methods and websites, it could have a material adverse effect on our business, results of operations, financial condition and value, and financial results.

Economic Downturn.

We are susceptible to adverse impacts caused by domestic and/or international economic downturns (including the current challenging economic landscape) in the markets in which do or propose to operate, as well as broader economic downturns affecting a region, or a particular industry sector in which we propose to operate.  There can be no assurance that we will survive any such economic downturn, or if we do survive, that we will be capable of executing or furthering, to any meaningful degree, the originally conceived business plans.

Some of Our Markets are Cyclical.

Some of our markets are cyclical, and a decline in any of these markets could have a material adverse effect on our operating performance.   Our business is cyclical and dependent on consumer and business spending and is therefore impacted by the strength of the economy generally, interest rates, and other factors, including national, regional and local slowdowns in economic activity and job markets, which can result in a general decrease in product demand from professional contractors and specialty distributors.  For example, a slowdown in economic activity that results in less discretionary income for entertainment  and music can have an adverse effect on the demand for some or all of our products.  In addition, unforeseen events, such as terrorist attacks or armed hostilities, could negatively affect our industry or the industries in which our customers operate, resulting in a material adverse effect on our business, results of operations and financial condition.

Disaster.

A disaster that disables our operations will negatively impact our ability to perform for a period of time.

Dependency on Foreign Components for our Products.

We do and expect to continue sourcing components for our products from both inside and outside of the United States, which may present additional risks to our business.  International sourcing of components subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices.  We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with component manufacturers, thus causing a potential loss of revenues. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Dependency on Key Suppliers and Product Availability.

Loss of key suppliers, lack of product availability or loss of delivery sources could delay product development, manufacturing and decrease sales and earnings.  Our ability to manufacture our studios is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply agreements, with our suppliers, these agreements are generally terminable by either party on limited notice.  The loss of, or a substantial decrease in the availability of, products from certain of our suppliers, or the loss of key supplier agreements, could have a material adverse effect on our business, results of operations and financial condition.  In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control.

Dependency on Long Supply Chains.

In some cases we are dependent on long supply chains, which may subject us to interruptions in the supply of many of the products or components used in the manufacturing and assembly of MyStudio.   The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products.  Factors such as labor disputes, changes in tariff or import policies, severe weather or terrorist attacks or armed hostilities may disrupt these supply chains.  A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and have a material adverse effect on our business, results of operations and financial condition.

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

Terms of Subsequent Financings.

Terms of subsequent financings may adversely impact your investment.  We will engage in common equity, debt, and/or preferred stock financings in the future.  Your rights and the value of your investment in Preferred or Common Stock could be reduced.  Interest on debt securities could increase costs and negatively impacts operating results.  Shares of our Preferred Stock may be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of Preferred stock could be more advantageous to those investors than to the holders of Common Stock. In addition, if we need to raise more equity capital from the sale of common or preferred stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. Shares of Common Stock which we sell could be sold into the market, which could adversely affect the market price.

ITEM 1A - RISK FACTORS - continued

Rapid Technological Change.

The industries in which we operate are characterized by rapid technological change that requires us to implement new technologies on an ongoing basis.  Our future will depend upon our ability to successfully implement new technologies in a rapidly changing technological environment.  We will likely require additional capital to develop new technologies to meet changing customer demands.  Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured.  As a result, we cannot assure that we will successfully implement new technologies, that any implementations will be well received by customers, or that we will realize a return on the capital expended to develop such technology.

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

Dilution; Dilutive Effect of Future Transactions.

As of March 31, 2011, we had 28,467,158 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 551,000 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 1,034,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,611,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 531,000 shares of Common Stock.  We had outstanding convertible debt with a face value of $1,132,500 and an accreted value of $383,263, which can be converted into approximately $2,203,846 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 5,286,012 additional shares of Common Stock at an average exercise price of $1.72.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

Future debt or equity transactions, as well as the related of grant and subsequent exercise of such warrants, could result in dilution.  >From time to time, we sell restricted preferred or common stock, warrants, and convertible debt to investors in other private placements.  Because such stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of related warrants, if any, sometimes is at or even lower than market prices.  These transactions cause dilution to existing stockholders.  Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to the market price.  Warrants may also be issued to advisors and vendors at times in lieu or in addition to other compensation. Exercises of options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved, which could be significant.

ITEM 1A - RISK FACTORS - continued

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

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable.   Our business model requires that additional studios be deployed and operating for us to generate enough revenues to reach break-even.  There are no assurances that significant revenues from MyStudio and/or AfterMaster necessary for the Company to become break-even will occur. We expect our expenses to increase significantly as we continue to develop the infrastructure necessary to fully implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; implement our marketing plans; pursue further research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

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

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

We are not subject to any dispute, claim or lawsuit or threatened lawsuit alleging the violation of intellectual property rights of a third party.  We believe MyStudio and AfterMaster are not in violation of any patents claimed by others.  To the extent that the Company is ever alleged to have violated a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could subject us to costly litigation and the diversion of our technical and management personnel. If we incur costly litigation and our personnel are not effectively deployed, the expenses and losses incurred will increase, and our profits, if any, will decrease.

Business Plans and Operational Structure May Change.

We continually analyze our business plans and operations in light of market conditions and developments.  As a result of our ongoing analyses, we may decide to make substantial changes in our business plan and organization.  In the future, as we continue our internal analyses and as market conditions and our available capital change, we may decide to make organizational changes and/or alter some or all of our overall business plans.

Reliance on Management.

We believe that our present management has the experience and ability to successfully implement our business plans for the foreseeable future.  However, it is likely that we will continue to add to our management and therefore will recruit additional persons to key management positions in the future.  Should we be unsuccessful in recruiting persons to fill the key positions or in the event any of these individuals should cease to be affiliated with us for any reason before qualified replacements can be hired, there could be material adverse effects on our business and prospects.  Each officer, director, and other key personnel has or will have an employment agreement with us which will contain provisions dealing with confidentiality of trade secrets, ownership of patents, copyrights and other work product, and non-competition.  Nonetheless, there can be no assurance that these personnel will remain employed for the entire duration of the respective terms of such agreements or that any employee will not breach covenants and obligations owed to us.

In addition, all management decisions will be made exclusively by our officers and directors.  Investors will only have rights associated with minority ownership interest rights to make decisions that affect the Company.  Our success, to a large extent, will depend on the quality of our directors, officers and senior management.

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

ITEM 1A - RISK FACTORS - continued

Inability to Manage Rapid Growth.

We expect to grow rapidly.  Rapid growth often places considerable operational, managerial and financial strain on a business.  To successfully manage rapid growth, we must accurately project its rate of growth and:

●	Rapidly improve, upgrade and expand our business infrastructure;
●	Deliver our product and services on a timely basis;
●	Maintain levels of service expected by clients and customers;
●	Maintain appropriate levels of staffing;
●	Maintain adequate levels of liquidity; and
●	Expand and upgrade our technology, transaction processing systems and network hardware or software or find third parties to provide these services.

Our business will suffer if we are unable to successfully manage our growth.

Effects of Amortization Charges/Stock Based Compensation.

Our losses will increase, or our earnings, if applicable, will be reduced by charges associated with the issuance of options and/or warrants.  We have adopted a stock incentive plan for the benefit of our directors, officers and employees.  We may also compensate consultants and vendors with restricted stock and/or warrants in lieu of, or in addition to, cash for services provided. The total unearned stock-based compensation will be amortized as a stock-based compensation expense in our consolidated financial statements over the applicable vesting periods, generally two to ten years in the case of options granted to employees, officers and directors and two years in the case of warrants granted to consultants and other third parties.  These types of charges may increase in the future.  The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock and the related exercises of the aforementioned options and warrants.

Dividend Policy.

There can be no assurance that our operations will result in future significant revenues or any level of profitability.  We have not, and do not, anticipate paying cash dividends on our Common Stock in the foreseeable future.  We plan to retain all future earnings and cash flows, if any, to finance our operations and for general corporate purposes.  Any future determination as to the payment of cash dividends will be at our Board of Directors’ discretion and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board of Directors considers relevant.

Conflicts of Interest.

Existing and future officers and directors may have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each may continue to do so.  As a result, certain conflicts of interest may exist between the Company and its officers and/or directors that may not be susceptible to resolution.  All potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company, and it is the intention of management to minimize any potential conflicts of interest.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
During the nine months ended March 31, 2011, the Company issued 201,261 shares of Common Stock for $25,717 in cash.  The Company also issued 300,833 shares of Common Stock for warrants exercised for cash for a total of $129,566 and 906,390 shares of Common Stock to extinguish notes payable and accrued interest totaling $618,864.  We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, AfterMaster operations, as well as for working capital and general corporate purposes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

(b)
During the nine months ended March 31, 2011, the Company agreed to issue 2,350,000 shares of Common Stock pursuant to warrants granted in connection with financial transactions and services provided by third-party consultants at an average exercise price of $0.95 per share.  Generally, the warrants may be exercised at any time within a two to five-year period beginning on the date of the respective grant dates.  The estimated value of the common stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

(c)
In addition to options and warrants, the Company recognized $1,046,020 of share-based compensation expense for 1,102,709 shares of Common Stock issued to employees and non-employees for services, which is included in General and Administrative Expenses. The value of the share-based compensation was based on the market price of the stock on the day of issuance.

(d)
In June 2009, the Company adopted the 2009 Long-Term Incentive Plan intended to aid the Company in attracting and retaining key employees and consultants, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.   During the nine months ended March 31, 2011, the Company granted options for an additional 55,000 shares of Common Stock pursuant to this Plan at an average exercise price of $0.81 per share.  As of March 31, 2011, the Company had granted options under this Plan to sixteen eligible participants to purchase, in the aggregate, 521,000 shares of the Company’s Common Stock.  The exercise period for each of the grants ranges from two to three years from the date of grant and the average exercise price in each instance is $0.60.  The estimated value of the compensatory common stock options granted to qualified individuals under the Plan was determined using the Black-Scholes pricing model.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine months ended March 31, 2011, no matters were submitted to the shareholders for a vote.

ITEM 5.  OTHER INFORMATION

Change of Independent Accountants

On August 13, 2010, we terminated Mantyla McReynolds, LLC as our independent registered public accounting firm.   On August 17, 2010, we engaged SingerLewak LLP as our independent auditor.  Our financial statements as of and for the fiscal year ended June 30, 2010 have been audited to the extent indicated in the report of SingerLewak LLP dated October 7, 2010 and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.  During the period prior to the engagement of SingerLewak LLP, neither the Registrant nor anyone on its behalf consulted with SingerLewak LLP regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, SingerLewak LLP has not provided written or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

Subsequent Events:

None.

ITEM 6. EXHIBITS

(a) The following Exhibits are filed herein:

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

STUDIO ONE MEDIA, INC.

Date: May 16, 2011	By:	/s/ Preston J. Shea
Preston J. Shea
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: May 16, 2011	By:	/s/ Preston J. Shea
Preston J. Shea
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: May 16, 2011	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer