Form 10-K
period 2011-06-30
STUDIO ONE MEDIA, INC.
filed 2011-11-07
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2011

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $14,681,819.  Shares of Common Stock held by each officer and director and each person, to Registrant’s knowledge, who owns more than 5% or more of the Registrant’s outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

As of November 4, 2011, the number of shares of Registrant’s Common Stock outstanding was 32,862,932.

DOCUMENTS INCORPORATED BY REFERENCE

None

STUDIO ONE MEDIA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED
       JUNE 30, 2011

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report (the “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may relate to such matters as  the Company’s (and its subsidiaries) business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  All statements herein contained in this Report, other than statements of historical fact, are forward-looking statements.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of June 30, 2011, there were 30,916,182 shares of Common Stock issued and outstanding.   From April 2006 to June 30, 2011, we have raised approximately $14.9 million in the form of equity for purposes of research and development, the launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Business

Studio One Media, Inc. ("Studio One" or the "Company") is a diversified media and technology company. The Company's wholly-owned subsidiaries include MyStudio, Inc. and AfterMaster HD Audio Labs, Inc.

Over the past several years, the Company and its subsidiaries have been engaged in the research and development of proprietary (numerous patents pending), leading-edge audio and video technologies for professional and consumer use, including MyStudio® HD Recording Studios and AfterMasterTM HD Audio.

The Company has the ability to generate revenue from four key sources: (1) MyStudio recording sessions; (2) digital advertising and sponsorship opportunities; (3) website advertising revenues; and (4) mastering or "AfterMastering" of new music as well as existing catalog music.

The Company believes that Studio One's award winning and groundbreaking audio/video technologies and unique business models have the potential to have a significant impact in the entertainment and social media sectors.

Business Update

Fiscal 2011 was an important year in the validation and commercialization of the technologies developed by Studio One Media, Inc. As a result, we believe the Company is favorably positioned to capitalize on significant revenue opportunities made possible by its technologies.

This year we initiated our long awaited national launch program with six MyStudio's in conjunction with a multi-year agreement we forged with Blue Orbit Productions, Inc., the producer of Simon Cowell's "The X Factor" for the use of MyStudio's in their audition process. The X Factor stakeholders include FOX, SONY, FremantleMedia and Simon Cowell's SYCO/Simco. The agreement is terminable and while in effect, contains certain exclusive rights for TV singing based talent competitions. In addition, Blue Orbit was granted 1,100,000 warrants to purchase shares of the Comapny's stock exercisable at $1.35 per share, half of which vested at signing and half of which is due upon the renewal of the second year of the agreement.  The X Factor is one of the most successful TV shows internationally and has received wide acclaim from American audiences since its debut in September. Partnering with one of the most successful television franchises in the world has allowed us to gain national brand recognition not otherwise available to a company of our size whilst giving us an opportunity to prove out our technologies.

The X Factor partnership allowed the Company to conduct its first high-profile, multi-week audition program for a major television show and test the effectiveness of its proprietary technologies and audition process. The MyStudio/The X Factor auditions conclusively proved MyStudio's statistical and operational advantages over the highly publicized large scale open auditions conducted by The X Factor. The absence of promotional lead-time and marketing support for the MyStudio auditions made the metrics even more significant.

The X Factor auditions provided the Company with valuable empirical data that demonstrates the advantages that MyStudio's unique audition system has in discovering and organizing quality talent over large scale open auditions. The quality of talent is the backbone of all television talent-based programs, and the Company believes that the metrics it achieved for The X Factor will be impetus that leads to more widespread use of MyStudio in talent-related entertainment programs.

A positively disproportionate number of MyStudio auditioners made it to all X Factor elimination levels including singer "Drew", who made Simon Cowell's top three girl finalists. The availability of the studio audition process seven days a week, 12 hours a day and the high-quality of the videos, high fidelity audio of the studios and the less stressful auditioning environment all contributed to the success of those auditioning using MyStudio.  The locations and mall hours of the studios allowed for greater flexibility for those unable to attend the broader "open calls" due to other commitments, such as work and family.

We believe that these results are even more impressive considering the fact that the auditions using MyStudio were announced only a day prior to commencement of the MyStudio auditions. This contrasts with the broader open casting calls, for which the audition dates were announced well ahead of the audition dates and allowed for advanced planning time for prospective auditioners.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Word of MyStudio's success with The X Factor auditions has recently been recognized by other companies in the television industry, and we have subsequently been contacted by major television producers about utilizing MyStudio in their upcoming shows and for the production of a stand-alone TV show based on MyStudio's general content. We believe that the adoption of our technology by The X Factor and the success of the MyStudio auditions will initiate a favorable change in the way talent is identified and underscores the importance of our multi-year marketing effort to the entertainment industry.

As we embark upon on an accelerated roll-out plan, we believe that MyStudio can play an even greater role and produce an even higher percentage of top talent for The X Factor and other productions if provided with the proper marketing, exposure and resources. The television exposure expected through the X Factor relationship will be valuable to creating brand recognition and awareness for MyStudio.

Over the past year, we have also generated substantial interest in AfterMaster among music and consumer electronics companies. The feedback from music industry executives, leading artists, mastering houses and top consumer products companies has been exceptional. Many have stated that AfterMaster is one of the most exciting new developments in digital audio technology. We are working closely with such parties in the broad adoption of AfterMaster to make it the standard in the digital music industry. It is our belief that 2012 will be a significant turning point in the broad commercialization of our technologies.

We also received notice from the US Patent and Trademark office that they have allowed our first patent from our portfolio of pending patents. The Company continues to develop and aggressively protect its intellectually property.

In November 2010, the Company won the prestigious Technical Achievement Award from the Hollywood Music in Media Awards. The Company was recognized for its achievements for both MyStudio and AfterMaster.

Strategic Partnerships

We have devoted a substantial amount of time and resources to the development of high-profile strategic partnerships that will create national exposure for MyStudio and thereby ultimately drive paying traffic to the studios. MyStudio requires broad-based consumer awareness that can only come from strategic alliances and partnerships which will bring exposure to our product and brand on television and other mainstream mediums.

When we initially installed a studio in our corporate showroom in Hollywood, our objective was to bring entertainment and music executives to our office to allow them to experience MyStudio and understand its quality and capabilities. This effort has created significant opportunities for the Company. The quality and functionality have always been well received by such executives, as well as an understanding of the efficiencies and cost savings opportunities available from using MyStudio to identify talent. However, the greatest challenges to date have been introducing a new technology to an existing longstanding audition process to the entertainment industry and general public while having a minimal number of studios. We believe we are making great headway into greater brand awareness by installing more studios and gaining exposure through partnerships with some of the biggest names in the entertainment industry.

In April 2011, we announced our strategic partnership with The X Factor for its inaugural season in the United States. Led by Simon Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world's top musical talent, The X Factor has had tremendous success in Europe. The U.S. show debuted in September on the Fox Network and has quickly generated a significant following and the high quality of the talent selected to participate in the show has been a key source of fan enthusiasm for the show.

It has been reported that over 75,000 people auditioned for the show, including several thousand who participated in such auditions through MyStudio. Mr. Cowell recognized the significant opportunity provided by MyStudio in broadening the contestant base for his show. MyStudio allowed for contestants to visit six additional venues beyond the primary casting cities to participate in the audition process. The studios were so successful in identifying top quality talent that Mr. Cowell twice extended the audition process via the studios. As we install additional studios throughout the U.S. during fiscal 2012 and beyond, we believe MyStudio will play an even greater role in the identification of top talent for such television shows.

Despite representing only a fraction of the total auditions, over a dozen made the X Factor Boot Camp, three made it into the show's top 32, and one made it to Simon Cowell's top three girl finalists. We believe this further validates that MyStudio creates an important platform for those seeking to audition for reality television shows or any other music, acting, comedy or modeling-related opportunities.

In addition to The X Factor, we successfully hosted auditions during the year for two projects produced by Simon Fuller, the creator and Executive Producer of American Idol. Mr. Fuller, through 19 Entertainment, used MyStudio for the auditions of their reality television show, If I Can Dream. Additionally, Mr. Fuller partnered with celebrity gossip columnist Perez Hilton and world renowned choreographer Jamie King to identity outstanding dance and vocal talent to become members of a newly created boy band.  MyStudio was an integral part of the audition process for the boy band talent process.

We have also been in discussions with various other parties interested in using MyStudio's content as part of a yet to be created variety show that would feature the videos. We view this as an exciting opportunity to broaden the brand awareness of MyStudio and drive additional traffic to the studios.

Numerous other contests using the MyStudio technologies were hosted during the year, including music, modeling and comedy, and discussions are being held with other interested parties about using the studios for their upcoming productions.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Messrs. Cowell and Fuller and other leading entertainment executives understand that the quality of their shows is only as good as the talent. As the casting process is a "numbers game", the greater number of quality contestants, the greater the likelihood of identifying the best talent and thus the success of the show. MyStudio allows casting directors to broaden their participant base by offering a cost-effective, efficient means without having to host expensive nationwide "cattle calls".

Studios

During the past year, we installed studios in additional locations throughout the United States, which currently include Phoenix, Honolulu, Nashville, Kansas City, Denver and Hollywood. Some of these locations were selected in concert with our partner, The X Factor. Each of these locations generated a significant number of persons auditioning for The X Factor. We are in the process of finalizing the lease for a studio location in the greater New York area. The Company would like to have at least 25 studios installed by the end of calendar year 2012.

In addition to our installed studio base and the studio identified for installation in the New York area, we have taken possession of three additional studio chassis and are in the process of preparing them for installation in early 2012. Our manufacturing partner for the studio chassis is working to complete the production of an additional 11 units. Our new manufacturing relationship has allowed us to realize significant cost savings in the overall studio construction costs. Subject to the availability of adequate capital, we expect to accelerate the roll-out of the studios.

We continue to receive significant inbound interest for MyStudio from around the globe. Our near-term focus has been gaining critical mass of studios in the United States to allow us to attract key strategic partners, such as The X Factor. We are evaluating opportunities from international parties, as well as other means of accelerating the broad roll-out of MyStudio.

AfterMaster

Our proprietary audio mastering technology, AfterMaster, has generated significant interest within the music and consumer electronics industry. The AfterMaster process for mastering audio makes music significantly louder, fuller and clearer than traditionally mastered music. The technology is a proprietary, patents-pending combination of hardware and software and can be applied on virtually all audio sources including, music, radio, television and film.

During the past year, the Company began generating revenues from this new product. The AfterMaster technology has been used on music by Janet Jackson and Lady Gaga and many others.

We believe AfterMaster creates three new revenue opportunities for the Company:

• The mastering ("AfterMastering") of music created by professional musicians, as well as sounds and dialogues in motion pictures and television;
• A consumer-based version of AfterMaster for music created by amateur musicians that could not otherwise afford to have such music professionally mastered.
• Embedding the AfterMaster technology into a chip for use in consumer electronics.

We believe our technology has the potential for record labels to generate significant additional revenue from the re-releases of their catalogues, while providing listeners with a significantly better listening experience. The feedback from the record labels has been very favorable. We are in discussions with major record labels and music distribution companies regarding the use of our technologies for broad commercial use.

In addition to our focus on utilizing AfterMaster for professional use by the music industry, we are in the process of introducing a consumer version of our technology for use by amateur musicians and other consumers. Consumers will be able to upload their music to a specially designed consumer AfterMaster website and have it mastered with unprecedented quality at an affordable price point. We priced this product to appeal to a very broad audience, both domestically and internationally.

A third and very significant opportunity for the AfterMaster technology relates to its use in consumer products for which there is an audio component (e.g., headphones, speakers, televisions). We have received growing interest in the co-development of further technology that will allow AfterMaster to be embedded into such consumer electronics. We have recently entered into discussions with several companies to explore the possibility of the development of such technology. We expect that such a technology would result in a significant and recurring licensing revenue opportunity for the Company.

Corporate

While the Company has experienced top-line growth relative to the prior year, our revenues to date remain below targeted levels. Upon beginning significant negotiations with The X Factor, the management team made the decision to delay the installation of completed studios to capitalize on the brand exposure for MyStudio that would be associated with the partnership. We believe this was a prudent decision as the cash cost of such gaining such publicity and exposure through traditional advertising means would have been cost prohibitive for a company of our size.

While we were unable to charge auditionees for their performances for The X Factor, we expect to be charging fees going forward for such auditions. As a result of our inability to charge auditionees, our revenues for the fourth quarter of fiscal 2011 were below our internal targets.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

However, we are pleased to report that the number of persons using the studios during that time exceeded our expectations, whereby we experienced over 100 sessions per day in some studios.

We expect to gain further marketing exposure from The X Factor in one or more episodes this season, creating additional brand awareness for the Company. Moreover, our association with The X Factor and having multiple locations in key markets has generated substantial interest by advertisers in renting the on-studio advertising space. Such advertising represents an important revenue opportunity for the Company and its profitability. Management is devoting resources to capitalize on this advertising interest. We expect to have 10 studios installed in major US markets in early 2012 and believe that this further strengthens our ability to generate significant revenue from national advertisers.

Despite the overall difficulty of the capital markets over the past several years, the Company has and continues to raise capital to launch additional studios and further the advancement of AfterMaster. Unfortunately, the weak capital markets have constrained our growth and the full implementation of our business plan for the roll-out of the studios. We expect to continue raising capital through both equity and debt financing's to further our corporate objectives and create significant shareholder value through our MyStudio and AfterMaster products.

We also successfully completed multi-year licensing agreements with Sony/ATV Music Publishing, Universal Music Publishing Group and BMG. The licensing agreements allow us to offer a broader number of songs for MyStudio users to perform to and further complement our previously established licensing agreement with EMI. The studios offer thousands of karaoke tracks from which to choose thereby increasing the appeal to a number of non-professional music enthusiasts.

Directors/Advisory Board

Recognizing the significance of our technologies, we have been able to attract some of the leading music and entertainment executives to our Advisory Board. The Advisory Board is an important resource for the Company in terms of thought leadership and strategic introductions. This distinguished group includes:

•	Ted Field – Chairman & CEO of Radar Pictures (over 60 motion pictures generating over $7 billion in gross revenues); co-founder of Interscope Records; former owner of Panavision.
•	Paul Fisher – internationally recognized modeling agent; CEO of The Network.
•	Jason Flom – former CEO of Atlantic Records, Virgin Music, Capitol Music Group and Lava Records.
•	Sheila Jaffe – Emmy Award winning casting director; partner in Walken/Jaffe Casting; casting for notable shows as Entourage and The Sopranos.
•	Rodney Jerkins – Grammy Award winning music producer/song writer; clients include Janet Jackson, Madonna, Lady Gaga among others.
•	Allan Kaplan – serial entrepreneur and venture capitalist; Director of Clearview Capital Partners.
•	Andrew Knight – Director of News Corporation; former Editor of The Economist.
•	Paul Oreffice – former Chairman & CEO of The Dow Chemical Company; served on the Boards of The Coca-Cola Company, Morgan Stanley, CIGNA and Nortel.
•	Richard Perry – world renown record producer and winner of seven Grammy Awards; clients include Barbra Streisand and Cher.
•	Diane Warren – considered to be the world’s most prolific songwriter; Golden Globe and Grammy Award winner.
•	Charles Weber – former CEO of Lucas Films; former COO of Embassy Communications.

In addition to the Advisory Board, we recently added Frank Perrotti, Jr. to our Board of Directors. Mr. Perrotti has had a successful career building companies through acquisitions and organic growth.

MyStudio HD Recording Studios

Studio One has developed MyStudio, a self contained, state-of-the-art, high definition (“HD”) interactive audio/video recording studio designed for installation in shopping malls and other high traffic areas.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

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

MyStudio enables users, for a fee, to record up to a five-minute personalized video with professional-quality backdrop, lighting and sound. The studios feature Hollywood-style green screen technology, and users can select from over a thousand HD virtual backgrounds (static and dynamic) and thousands of licensed karaoke tracks from Sony/ATV Music Publishing, EMI Music Publishing, Universal Music Group, BMG and others. The studio lighting is custom programmed for each virtual background, and the sound quality is derived from a specially engineered acoustic design and a proprietary audio signal sequencing process. Professional users, such as musicians and entertainers, often pay hundreds or thousands of dollars for comparable professionally produced audio and video.

Finished videos are available for viewing within minutes of completion of the recording at MyStudio.net. Videos are protected with a privacy pass-code, and uses can decide whether to make their videos available to the public or keep them private. The MyStudio.net website offers users the opportunity to share videos and create member profile pages in a dynamic social networking environment. Users may also create links between MyStudio.net and other social networking sites or their own websites, such as their own small businesses. MyStudio.net members can enter contests, order free DVDs or CDs of their videos, download MP3 audio files (restrictions apply), access embedded codes or print high resolution photos from their video.

MyStudio has been used to create videos for music, modeling, comedy, dating, job resumes, auditions, and personal messages and greetings. Users can also enter their videos into industry-sponsored music, casting, modeling and comedy contests. In addition, the Company has offered various themed holiday greetings, as well as greetings to U.S. troops overseas.

Currently there are MyStudio locations included in the greater metropolitan areas of Phoenix, Honolulu, Nashville, Hollywood, Kansas City and Denver. Earlier in the current fiscal year, we placed an order for the manufacturing of fifteen additional studio chassis to further our roll-out plans. We have since taken possession of the four of those studio chassis and are in the process of preparing those studios for future installation. We have finalized a lease for placement of the seventh studio in the New York area beginning in December. We expect to receive the balance of the aforementioned studio chassis during fiscal 2012.

MyStudio Business Strategy

We plan to continue installing MyStudio's into key markets throughout the U.S. followed by a roll-out into international markets. The ease and quality of the studios have created repeat users and increase traffic to the Company's MyStudio.net website.

We believe MyStudio offers a service never before available to the public - a professional quality recording experience at an affordable price. The HD virtual backgrounds, professional lighting and specially engineered sound cannot be replicated by users at home or outside a professional studio.

Connect Talent to Talent Seekers. MyStudio provides the aspiring artist or entertainer with a cost-effective, professional quality platform to showcase his or her talent. Entertainers often pay hundreds or thousands of dollars for comparable professionally produced audio and video products. Users can often afford to make numerous videos to showcase their talents due to relative minimal price point for using MyStudio. There have been several incidents where users' videos have allowed them to be discovered by talent agents. MyStudio played an integral part of the casting process to find talent for the recently introduced The X Factor in the United States.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

The studios provide entertainment recruiters with an entirely new method for locating talent. Using MyStudio's software casting applications, casting directors are able to review a standardized and efficient format for judging talent prospects. This contrasts with the inefficiencies of them receiving, loading and screening numerous formats of video (i.e., VHS and DVDs) for talent.

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

We have focused significant efforts on this aspect of our business model and have formed strategic partnerships with Simon Cowell's The X Factor, Mark Burnett Productions, Back Stage Casting and RealityWanted.com. Each of these partnerships is discussed in greater detail herein.

Build an Online Community Featuring User-Generated Content. MyStudio.net captures the social networking phenomena Facebook and video sharing of YouTube and combines it with a superior audio/visual experience. The MyStudio.net website allows users to create personal profiles, share videos with family and friends and make their videos available to the public, all of which encourage user loyalty and viral growth opportunities.

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

MyStudio Business Model

Our "bricks and clicks" business model is currently based upon three primary sources of revenue: recording session fees from MyStudio and advertising revenue from both the individual studios and the MyStudio.net website. We plan to continue driving recording session revenue through the use of industry-sponsored music, modeling and talent contests with new and repeat users, as well as the installation of additional studios. Additional studios are expected to drive exponential traffic to the MyStudio.net website as each new video generates a greater number of unique website visitors due to the viral effect of our video sharing offering.

Our management team believes that the Company's success depends on our ability to raise additional capital, deploy multiple studios and continue to create strategic partnerships that drive traffic to the studios. Our current installed base of six studios is insufficient to generate adequate revenues to achieve overall profitability for the Company. By deploying multiple studios and gaining "critical mass", we believe that we will be able to successfully implement our business plan, attract a greater number of strategic partnerships and achieve profitability.

Recording Session Revenue. Each studio is designed to record videos during a mall's operating hours, which can average 11 hours per day. MyStudio charges a fee per session for use of the studio. Each session lasts up to five minutes. There are two pay stations on the studio to expedite the song and background selection and payment process. Additionally, users may prepay their sessions from home and have an opportunity to select from a greater variety of songs and backgrounds. These payment options increase throughput for those using the studio.

MyStudio offers over 1,000 HD backgrounds from which to select or users may provide their own backgrounds. Additionally, MyStudio currently offers thousands of songs licensed from Sony/ATV Music Publishing, EMI Music Publishing, Universal Music Group and others for karaoke usage and expects to announce additional music licensing agreements in the future. In many instances, users perform their own songs using their guitar, keyboard or other instruments, which may be plugged into the studios for a professionally sounding quality video.

On-Studio Advertising Revenue. The exterior of the studios contain eight (8) 37" LCD flat screen monitors that are used to promote MyStudio and display advertising messages from selected sponsors and third party advertisers. We have successfully sold advertising on the studios, and we believe that we will be able to secure national advertising sponsors when we have a greater number of studios in operation. As a result of recent high-profile partnerships, we are in discussions with numerous parties that have expressed an interest in advertising on the studios. Such parties recognize the high traffic of the studios based on their placement within their respective malls.

Website Advertising Revenue. Visitors, visitor demographics and time spent on a website are the primary drivers behind advertising-based revenue models for Internet properties. The user-generated content created in MyStudio is the traffic generator for the MyStudio.net website.

We expect web traffic to grow substantially as additional studios are launched. We believe that our web property can create significant value for our shareholders. The leading social media websites, such as Facebook, have created substantial valuations for themselves based on website advertising. Unlike a number of other social media and Internet companies, we are not solely dependent upon website advertising to generate revenues. Our more diverse "bricks and clicks" business model allows our shareholders to benefit from multiple revenue streams, with the website being just one of the Company's valuation drivers.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

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

In April 2011, we announced a groundbreaking multi-year partnership with Simon Cowell's The X Factor, the most significant partnership yet announced by the Company. We believe that the agreement represents a very significant milestone for the Company and demonstrates that the Company has established its ability to partner with some of the most important entities in the music and entertainment businesses.

Led by Mr. Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world's top musical talent, The X Factor has had tremendous success in Europe. The show debuted in September on the Fox Network and has quickly generated a very significant following throughout the U.S. The high quality of the talent selected to participate in the show has been a key source of fan enthusiasm for the show.

It has been reported that over 75,000 people auditioned for the show, including several thousand who participated in such auditions through MyStudio. Mr. Cowell recognized the significant opportunity provided by MyStudio in broadening the contestant base for his show. MyStudio allowed for contestants to visit six additional venues beyond the primary casting cities to participate in the audition process. As we install additional studios throughout the U.S. during fiscal 2012 and beyond, we believe MyStudio will play an even greater role in the identification of top talent for such television shows.

We are pleased to report that of the enormous group auditioning for the show, three of the acts using MyStudio made it into the show's final 32 to date, as well as one of those acts advancing as a final three girl's finalist. We believe this further validates that MyStudio creates an important platform for those seeking to audition for reality television shows or any other music, acting, comedy or modeling-related opportunities.

The partnership with The X Factor demonstrated that the MyStudio recording studios are an efficient means for allowing for a broad number of people in multiple cities to try out for reality television shows. Accordingly, we expect television, theater and motion pictures to begin to follow Mr. Cowell's lead in utilizing this technology to enhance their casting processes and thereby creating the potential for a number of other strategic partnerships for the Company.

Our participation with The X Factor has allowed the Company to gain national attention for its studios without having to expend significant amounts of internal funds to achieve a comparable level of positive exposure and brand development.

Prior to the recently announced auditions for The X Factor, we completed a multi-year agreement with Mark Burnett Productions ("MBP"), which provided for the use of MyStudio to augment the casting of the MBP television shows. MBP has used MyStudio in the casting of its shows, including Are You Smarter Than a Fifth Grader and Bully Beatdown. MBP is a leading production company for primetime television, cable and the Internet, and has produced over 1,100 hours of television programming which regularly air in over 70 countries around the world.

MyStudio was used by entertainment leaders Simon Fuller, Perez Hilton and Jamie King in their casting for Boy Band, a contest to identify five males between the ages of 13 and 21 with outstanding dance and vocal talent to form a high profile band. Mr. Fuller is the producer of American Idol. Mr. Hilton is a famous celebrity gossip columnist with a very extensive following. Mr. King is a world renowned choreographer. MyStudio was selected by Boy Band for the convenience and ease by potential contestants and was responsible for finding one of the Boy Band members.

In addition to Boy Band, Mr. Fuller, through 19 Entertainment and MySpace, used MyStudio for the auditions of If I Can Dream, a reality television show offered through Hulu.com. The studios were used by a number of aspiring artists to perform their audition demos in hopes of being selected to join this show.

We have completed a strategic partnership with RealityWanted.com, a leading source for reality TV casting calls in the U.S. The partnership provides for members of both companies to create audition videos for hundreds of top reality television shows. Most reality TV applicants are missing one of the most critical components to being selected - the video. This partnership created a turnkey reality TV casting platform to help complete the casting process. Users can easily supplement their RealityWanted.com profiles with a high-quality video that better conveys their talents and unique personality traits giving them a greater chance of being selected for a reality television show. As MyStudio offers over 1,000 high definition backgrounds, users can pick an environment to best suit their audition.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

We have also established a partnership with Back Stage Casting., the entertainment industry's most recognized resource for real-time casting and audition information, acting advice, job listings and entertainment news. Utilizing MyStudio, Back Stage is able to offer its members and audition pieces for specific casting calls. Film, theater and television productions are asking actors to submit audition videos specific to their projects to streamline the casting process and identify the most talented candidates. MyStudio offers actors a high quality, convenient and inexpensive way to create their professional videos and increase their chances of being selected.

In addition to casting for television and stage, we completed a multi-year partnership with The GRAMMY Foundation to host auditions for various GRAMMY Foundation programs. The studios were used for auditions and promotions relating to several GRAMMY Foundation programs for young people including GRAMMY Camp®, GRAMMY® Signature Schools and the GRAMMY Jazz Ensembles.

A number of contests using MyStudio have been sponsored by some high-profile music, modeling and comedy companies. We expect to continue entering into additional strategic partnerships with other high profile companies in the music, television, modeling and comedy fields to further traffic to our studios.

Licensed musical content is another facet in our marketing and promotional strategy. In July 2008, we entered into a multi-year licensing agreement with EMI Music Publishing ("EMI") which grants us access to EMI's extensive music catalog. Notable EMI artists include Madonna, Stevie Wonder, Reba McEntire, Beyonce, Kelly Clarkson, Alicia Keyes and Elvis Presley. The agreement allows users to legally incorporate popular music from one of the world's largest music publishers into their creative endeavors, synchronizing music, voice and video into a single format. Subsequent agreements with Sony/ATV Music Publishing, BMG and Universal Music Group have since been signed to further expand the karaoke catalog.

We continue to aggressively pursue additional reality TV, music, modeling and comedy audition opportunities.

AfterMaster HD Audio

We have developed a revolutionary audio mastering technology branded AfterMaster, for which the technology is held by AfterMaster HD Audio Labs, Inc., a wholly-owned subsidiary of the Company. We believe that the AfterMaster process for mastering audio makes music significantly louder, fuller and clearer than traditionally mastered music. The technology is a proprietary, patents-pending combination of hardware and software which was developed by our audio engineering team. It can be applied on virtually all audio sources including, music, radio, television and film.

The AfterMaster process can be used to create both a master from a master audio mix or to "AfterMaster" existing music that has already been mastered. The technology allows any mastered audio to be remastered without the need to access the master mix. The business model includes the mastering and "AfterMastering" of both new music releases as well as catalog music. We believe that AfterMaster can be the technological impetus that can revitalize the music industry by providing consumers with a new leap in sound quality and added value. Some music industry experts who have recently been introduced to our technologies have equated it with high definition television: this technology has the opportunity to do for music what HD has done for television.

The first commercial music release utilizing the AfterMaster technology was Janet Jackson's hit single, "Make Me". This song was released by Universal Music and produced by nationally recognized record producer Rodney Jerkins. Additional songs, including music by Lady Gaga, Ray J and Shontelle have since been released using our technologies. Advisory Board members Rodney Jerkins, Richard Perry and Jason Flom are very influential in the music community and are instrumental to the execution of the AfterMaster business plan. Additionally, Advisory Board member Charles Weber, the first CEO of Lucasfilms, will be instrumental in the marketing and adoption of AfterMaster for motion pictures and television.

We have spent much of our time to date primarily focused on employing the AfterMaster technology for music - both existing catalogue and new releases. We believe our technology has the potential for the record labels to generate significant additional revenue from the re-release of their catalogues, while providing listeners with a better listening experience. The feedback from the record labels has been very favorable. We are in discussions with major record labels regarding the use of our technologies for broad commercial use.

In addition to our focus on utilizing AfterMaster for professional use by the music industry, we are introducing a version of the technology for use by amateur musicians and other consumers. Consumers will be able to upload their music through a specially designed AfterMaster website and have it mastered with unprecedented quality at an affordable price point. We priced this product to appeal to a very broad audience, both domestically and internationally.

A third and very significant opportunity for the AfterMaster technology relates to its use in consumer products for which there is an audio component (e.g., phones, stereo speakers, car speakers). We have received growing interest in the co-development of further technology that will allow AfterMaster to be embedded into consumer electronics. We have recently entered into an agreement with a leading consumer electronics company to explore the possibility of the development of such technology. We expect that such a technology would result in a significant and recurring licensing revenue opportunity for the Company.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Manufacturing

Earlier this fiscal year, we announced that we had contracted for the manufacture of 15 of its proprietary studio chassis. We have since taken possession of the first four of such chassis. This agreement has allowed us to realize substantial studio cost savings relative to the prior manufacturer. We have and intend to continue financing additional studios through a combination of existing capital resources, raising additional capital and utilization of one existing credit facility.

We continue to evaluate our other vendors to identify additional cost savings for the studios.

Intellectual Property and Licensing

We have embarked on an aggressive intellectual property program including the filing of numerous foreign and domestic patent applications and trademark applications with the U.S. Patent and Trademark Office all designed to protect what we believe is innovative and proprietary technology. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology. We currently have one patent approved with numerous patents and trademarks pending.

Employees

As of the end of our fiscal year on June 30, 2011, we employed eighteen full-time and twenty four part-time employees, including attendants at the MyStudio locations.  We expect to seek additional employees in the next year to handle anticipated potential growth.

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

We are leasing office space on a month-to-month basis in West Hollywood, California.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This is a two-year lease expiring on July 31, 2013.  The total lease expense for both facilities is approximately $13,500 per month, and the total remaining obligations under these leases at June 30, 2011 were approximately $5,500.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

ITEM 1A.   RISK FACTORS.

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

We opened our first studio in September 2008 and have since installed multiple studios in the U.S.  We intend to continue placing our studios in malls across America, as well as expand into other high traffic locations and theme parks.  Ultimately, MyStudio intends to be a one-stop accessible facility that acts as a link between an entertainment hopeful and the acting, fashion and music industries.  Our revenues are generated by services provided by the studio, as well as through website advertising.

Subsequently, we have introduced our audio mastering technology, AfterMaster.  The technology has been utilized by some of the top name artists within the music industry, albeit such utilization has resulted in limited revenues to date.  We are in discussions with record labels about adopting the technology for use in re-monetizing their music catalogues.

We have a history of losses and will likely realize future losses.  Both MyStudio and AfterMaster have limited operations and are currently generating modest revenues.

ITEM 1A.   RISK FACTORS. - continued

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

Limited Capital and Need for Additional Financing.

The funds currently available to us are inadequate to fully implement our business plan.  Until we have achieved revenues sufficient for us to break-even, we will not be a self-sustaining entity, which could adversely impact our ability to be competitive in the areas in which do and intend to operate.  We require additional funding for continued operations and will therefore be dependent upon our ability to raise additional funds through bank borrowing, equity or debt financing or asset sales. We expect to access the public and private equity and/or debt markets periodically to obtain the funds we need to support our operations and continued growth.  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If we cannot obtain needed funds, we may be forced to curtail, in whole or in part, or cease its activities altogether.  When additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership.

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

Competition.

We know of no competitors offering a similar high-quality, in-mall HD recording studio experience.  We believe that we are first to market with a recording studio with such functionality and quality combined with a groundbreaking website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, giving us valuable time to gain consumer recognition and a foothold in the market.  Additionally, we have pursued an aggressive intellectual property strategy, including the recent approval of a patent that provides additional competitive barriers.

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

Our web property competes in a growing social media market with companies like Facebook, YouTube and MySpace.  We believe our HD-quality and user-generated content is unique and may allow us to differentiate ourselves from other social media companies.

ITEM 1A.   RISK FACTORS. - continued

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

ITEM 1A.   RISK FACTORS. - continued

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

ITEM 1A.   RISK FACTORS. - continued

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

ITEM 1A.   RISK FACTORS. - continued

Dilution; Dilutive Effect of Future Transactions.

As of June 30, 2011, we had 30,916,182 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 678,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 773,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,636,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 2,238,814 shares of Common Stock.  We had outstanding convertible debt with a face value of $1,340,488, which can be converted into approximately 2,700,000 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 6,264782 additional shares of Common Stock at an average exercise price of $0.62.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

Future debt or equity transactions, as well as the related of grant and subsequent exercise of such warrants, could result in dilution.  From time to time, we sell restricted preferred or common stock, warrants, and convertible debt to investors in other private placements.  Because such stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of related warrants, if any, sometimes is at or even lower than market prices.  These transactions cause dilution to existing stockholders.  Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to the market price.  Warrants may also be issued to advisors and vendors at times in lieu or in addition to other compensation. Exercises of options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved, which could be significant.

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

ITEM 1A.   RISK FACTORS. - continued

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

ITEM 1A.   RISK FACTORS. - continued

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES.

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-to-month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

We are leasing office space on a month-to-month basis in West Hollywood, California.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a two-year lease expiring on July 31, 2013.  The total lease expense for both facilities is approximately $11,800 per month, and the total remaining obligations under these leases at June 30, 2011 were approximately $115,000.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

Rent expense for the year ended June 30, 2011 was $464,017, of which $378,391 was paid in cash and $85,626 of which was paid in Common Stock.  Rent expense for the year ended June 30, 2010 was $329,379 paid in cash and Common Stock and $31,929 paid in barter and included in barter expense.

ITEM 3. LEGAL PROCEEDINGS.

We were an interpleader party to a lawsuit in the Southern District of Georgia, Savannah Division, pursuant to which we sought to prevent the release of 100,000 shares of its Common Stock to a third-party and asked the court to return those shares to the Company.   The parties to that suit have, subsequent to June 30, 2011, reached a mutually agreeable settlement.

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

For the Fiscal Year Ending on June 30, 2011	High	Low
Quarter Ended June 30, 2011	$1.85	$0.72
Quarter Ended March 31, 2011	1.40	0.80
Quarter Ended December 31, 2010	0.99	0.81
Quarter Ended September 30, 2010	1.02	0.61

For the Fiscal Year Ending on June 30, 2010	High	Low
Quarter Ended June 30, 2010	$1.01	$0.67
Quarter Ended March 31, 2010	1.30	0.85
Quarter Ended December 31, 2009	1.48	0.62
Quarter Ended September 30, 2009	0.90	0.50

Stockholders

As of June 30, 2011, the number of stockholders of record according to our transfer agent was approximately 499.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of our Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of our Series B Convertible Preferred Stock, an 8% annual dividend is due and owing.  Pursuant to the terms of our Series A-1 Senior Convertible Redeemable Preferred Stock, a 6% annual dividend is due and owing.  As of June 30, 2011, we had not declared dividends on Series A, Series B or its Series A-1 Preferred Stock.  We have, however, for those shares of Series A-1 Preferred Stock that were converted, calculated the dividends through the date of conversion and issued shares of common stock in payment of those dividends.  The unpaid cumulative dividends totaled approximately $217,003.  See Note 7 of Notes to Consolidated Financial Statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities for Fiscal Years 2011 and 2010

Fiscal Year 2011

During the fiscal year ended June 30, 2011, we accepted subscriptions for 1,847,501 shares of unregistered restricted shares of Common Stock at an average price per share of $0.54 for a total of $1,001,912 and 1,187,000 shares of Series A-1 Convertible Preferred Stock at $1.00 per share for a total of $1,187,000.  We granted warrants to purchase an additional 338,532 shares to various employees, consultants, and vendors, which may be exercised at varying times ranging from two to ten years at an average exercise price of $0.53 per share.  In addition, we issued 1,322,182 shares of Common Stock for consulting, legal and other services valued at $1,616,999, 206,099 shares in conversion of preferred shares, and 1,232,452 shares in conversion of debt valued at $702,280.   During the fiscal year ended June 30, 2011, warrant holders exercised various warrants for 351,983 shares for a total of $129,567, an average of $0.37 per share.

In June 2009, we adopted the 2009 Long-Term Incentive Plan intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company (“the Plan”).  A maximum of 1,500,000 shares of the Company’s Common Stock was reserved for issuance under stock options to be issued under the Plan.  The Plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options and Restricted Stock Awards.  The Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2011, the Company had granted options to fifteen employees and key consultants to purchase, in the aggregate, 778,000 shares of the Company’s Common Stock.  The exercise period for each of the grants was two to five years from the date of grant and the average exercise price was $0.82.  During the fiscal year ended June 30, 2011 one employee elected to exercise the option to purchase 20,000 shares at a price of $0.52.  The number of unexercised, outstanding options at June 30, 2011 was 678,429, at an average exercise price of $0.86 per share.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. - continued

Fiscal Year 2010

During fiscal year ended June 30, 2010, we accepted subscriptions for 4,280,422 shares of unregistered restricted shares of Common Stock at an average price per share of $0.56 for a total of $2,401,643 and granted warrants to purchase 450,000 additional shares in connection with such placements.   We also issued warrants to purchase 1,593,250 shares to various employees and consultants and warrants to purchase an additional 137,500 shares for other financing related activities.  Generally, the warrants may be exercised at any time within a 2-5 year period beginning on the date of the respective investments at an average exercise price of $0.56.  In addition, we issued 2,401,689 shares of Common Stock for consulting, legal and other services valued at $2,081,594, 91,736 shares in advance for services to be performed valued at $156.930, 628,995 shares in conversion of preferred shares valued at $485,748, 1,233,456 shares in conversion of debt valued at $710,685 and 250,000 shares for intellectual property.   During the fiscal year ended June 30, 2010, warrant holders exercised various warrants for 371,418 shares for a total of $229,709, an average of $0.58 per share.

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

ITEM 6 - SELECTED FINANCIAL DATA.

Not required by Form 10-K for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS 2011 AND 2010

RESULTS OF OPERATIONS

We launched our first MyStudio in Scottsdale, Arizona in September 2008 and have since opened studios in Nashville, Tennessee, Honolulu, Hawaii, Denver, Colorado and Kansas City, Kansas.  We also located a studio in Hollywood, California which is used to showcase MyStudio to the music and entertainment industry.

Our business model currently generates revenues from four primary sources:

·	Paid user fees from customers who utilize the studios to create an audio/video recording;
·	Advertising revenue from the external monitors located on each MyStudio facility;
·	Paid service fees for the use of the AfterMaster technology; and
·	Advertising revenue from its website.

The revenues from each of the first two of these sources is expected to increase proportionally to the number of studios we place in operation.   The revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers.  Revenues from AfterMaster services for the fiscal year ended June 30, 2011 resulted primarily from audio services provided to producers and artists on a contract basis.  This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from pay-per-play downloads.

Our business plan calls for the establishment of regular events and contests to drive traffic to our studios and this assumption was confirmed by a marked increase in studio traffic when contests and promotions have been offered.  In late December 2008, we finalized two important multi-year partnerships with Mark Burnett Productions for reality TV casting and The GRAMMY Foundation for auditions for various GRAMMY Foundation programs.  During the fiscal years ended June 30, 2011 and June 30, 2010, we hosted a variety of contests and auditions.

We launched MyStudio nationally with The X Factor auditions in April 2011 under a multi-year agreement, as described herein. We finalized new multi-year music licensing agreements with Universal Music Publishing Group and Sony/ATV Music Publishing enabling us to expand the music catalog available to our users. MyStudio hosted exclusive auditions for the nationally televised talent show See Me Get Famous TV and partnered with London's famed Crack Comedy Club for an international stand-up comedy contest. We expect to continue to enter into partnerships with other high profile entertainment companies, so we can offer consumers an ongoing variety of contests to ensure steady studio traffic.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Revenues
	Twelve Months Ended
	June 30,	June 30,
	2011	2010

Session Revenues	$454,829	$171,130
Advertising Revenues	$7,750	$33,929
AfterMaster Revenues	$59,800	$1,000
Total Revenues	$522,379	$206,059

Barter revenues are broken out between studio session income and advertising income.  Of the $454,829 of studio session income for the twelve months ended June 30, 2011, $42,779 was cash and the remaining $412,050 was in barter.  For the comparable twelve months ended June 30, 2010, of the $171,130 of studio session income, $50,130 was cash and the remaining $121,000 was in barter.  Of the advertising revenues for the twelve months ended June 30, 2011, all was cash.   Of the advertising revenues for the twelve months ended June 30, 2010, $31,929 was barter and $2,000 was cash.

The AfterMaster revenue for the twelve months ended June 30, 2011 increased over the comparable twelve month period ended June 30, 2010, from $1,000 to $59,800.

Cost of Sales
	Twelve Months Ended
	June 30,	June 30,
	2011	2010

Cost of Sales (excluding depreciation & amortization)	$619,143	$229,651

Cost of sales consists primarily of studio rent, attendant labor and internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for both the twelve months ended June 30, 2011, over the comparable periods for the prior fiscal year, is attributable, primarily, to the opening of additional studios.

Research & Development Expenses
	Twelve Months Ended
	June 30,	June 30,
	2011	2010

Research & Development Expenses	$29,189	$5,508

Research and development expenses consist primarily of compensation and related costs for personnel and consultants responsible for developing the MyStudio prototype, our companion social networking website, MyStudio.net, and the AfterMaster audio technology.  These costs include persons engaged on a contractual basis to develop MyStudio and its intellectual components, as well as outside expenses and hardware and software necessary to improve the operation of the studio and the AfterMaster technology.   We expense research and development costs as they are incurred.

Other Operating Expenses

	Twelve Months Ended
	June 30,	June 30,
	2011	2010

Advertising Expenses	$99,667	$216,394
Cost of Barter Exchanges	$412,050	$152,929
Depreciation and Amortization Expense	$340,900	$235,832
Professional Fees	$4,745,457	$2,584,752
General and Administrative Expenses	$1,585,064	$2,011,574

Other Costs and Expenses	$7,183,138	$5,201,481

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Total other costs and expenses increase in the twelve month period ended June 30, 2011 by $1,981,657 compared to the twelve months ended June 30, 2010 primarily due to an increase of approximately $2,160,705 in professional fees.  Of this increase, approximately $741,000 is due to an increase in issuances of common stock and warrants issued for services.  Our general operating expenses also increased with the launch of two new studios and the relocation of four studios to new markets in fiscal year 2011.

Due to our cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of such stock as a primary means of compensation. We elected to use the Black-Scholes option-pricing model to determine the fair value of stock option based awards under FASB ASC 718 consistent with that used for pro-forma disclosures under FASB ASC 718, Accounting for Stock-Based Compensation.

Other Income and Expenses

The other income and expenses, totaling $1,794,156 of net expenses, is a combination of interest expense ($982,664), other income ($3,906), gains from the disposal of property ($73,502) and losses on the extinguishment of debt ($888,900). In order to extinguish outstanding liabilities and free up the Company’s cash flow from future debt payments, the Company issued Common Stock at a discounted rate, resulting in non-cash losses on conversion.  This freed up cash flow allowed us to open new locations.

Net Income (Loss)
	Twelve Months Ended
	June 30,	June 30,
	2011	2010

Net Income (Loss)	$(9,103,247)	$(5,331,918)

The increase in the net loss for the twelve months ended June 30, 2011 was due to the factors listed above, mainly an increase in professional fees from the issuance of stock for services, losses due to the conversion of debt for common shares, the relocation of four studios plus the addition of two new studios for the X-Factor auditions, and the increase in operating expenses to accommodate the new locations.

Net Operating Losses

We have accumulated approximately $15.5 million of net operating loss carryforwards for federal and state income tax purposes as of June 30, 2011, which we believe may be offset against future taxable income through 2031.  The use of these losses to reduce future income taxes will depend on several factors including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended June 30, 2011 because the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We had limited revenue during the fiscal years ended June 30, 2011 and June 30, 2010.

Historically, we have met our financial needs through debt financing and through the sales and issuances of its securities and by the issuance of securities to employees, consultants, vendors and service providers.  During the fiscal year ended June 30, 2011, we undertook several sales of non-registered securities in a series of private transactions.

During the fiscal year ended June 30, 2011, we issued 1,847,501 unregistered restricted shares of Common Stock at an average price of $0.54 per share for a total of $1,001,912 and 1,187,000 shares of Series A-1 Convertible Preferred Stock at $1.00 per share for a total of $1,187,000.  We also agreed to issue 338,532 shares of Common Stock pursuant to warrants granted to various employees, consultants, and vendors, which may be exercised at varying times ranging from two to ten years at an average exercise price of $0.53 per share.  In addition, we issued 1,322,182 shares of Common Stock for consulting, legal and other services valued at $1,616,999, 206,099 shares of Common Stock in conversion of preferred shares, and 1,232,452 shares of Common Stock in conversion of debt valued at $702,280.   During the fiscal year ended June 30, 2011, warrant holders exercised various options for 351,983 shares of Common Stock for a total of $129,567, an average of $0.37 per share.  All such shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the accredited investor requirements and other requirements set forth in the respective offering memoranda.

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

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended June 30, 2011, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $29,672,287 and working capital deficit of $901,289 as of June 30, 2011.  We have generated limited revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing in order to fund our planned operations and ultimately to achieve profitable operations.

Intangible Assets

The Company’s intangible assets consist of numerous pending patents and applications for trademarks. Generally a patent has a life of 17 to 20 years, but we believe the estimated useful lives of our patents are the 17 years allowed by law.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We have identified the following policies as critical to our business operations and the understanding of our results of operations. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that future actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below where such policies affect our reported and expected financial results.

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

Income Taxes.

As of July 1, 2007, the Company adopted the new accounting principles as required by ASC 740, Income Taxes, as it relates to accounting for uncertainties in income taxes. ASC 740 clarifies the accounting for uncertain income tax positions recognized in a company’s financial statements. ASC 740 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. Under ASC 740, tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. In the year of adoption, the cumulative effect of applying ASC 740 is accounted for as a change in accounting principle via an adjustment to the beginning balance of retained earnings (accumulated deficit). There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of ASC 740, the Company did not recognize an increase in the liability for unrecognized benefits.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

The Company initially recognizes a tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Prior to adopting ASC 740, the Company estimated tax liabilities to the extent the tax uncertainties were probable and could be reasonably estimated.

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest and penalties since its inception.

The Company files U.S. federal and Arizona income tax returns. Our major tax jurisdictions are U.S. federal and the State of Arizona and are subject to tax examinations for the open years from 2006 through 2010.

Revenue Recognition. The Company applies the provisions of FASB ASC 605, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company's revenues are generated from the studio sessions, on-studio advertising, website advertising and fees generated from the AfterMaster services.  Studio sessions are included in revenues as cash sales or barter transactions.  Cash sales are recognized as revenue upon the earlier of the use of or expiration of the prepaid session.  Barter revenues are recognized as stated below.

Barter Transactions - Barter revenue relates to recording session services provided by the Company to business customers in exchange for products and services that Studio One would otherwise be required to buy for cash. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged.  The Company applies ASC 845, Accounting for Advertising Barter Transactions and, accordingly, recognizes advertising barter revenues only to the extent that it has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction.

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

Intangible Assets.  Intangible assets consist of intellectual property, website costs and video backgrounds.  Website costs are costs incurred to develop the Company’s website and website costs are being amortized over the estimated useful life of 5 years. Video backgrounds are the costs incurred to develop video backgrounds for use in the Company’s studios. The video background costs are being amortized over the estimated useful life of 5 years.  The Company’s intellectual property includes purchased patents and trademarks as well as other proprietary technologies.  The cost of these are being amortized over their estimated useful lives of 5 years.

Valuation of Long-Lived Assets.   Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2011, management does not believe any of the Company’s assets were impaired.

Research and Development Costs.   The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, Accounting for Research and Development Costs. The Company incurred research and development expenses of $29,189and $5,508 during the years ended June 30, 2011 and 2010, respectively.

Stock Based Compensation.   The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Recent Accounting Pronouncements.   For a discussion of recent accounting pronouncements, please refer to Note 1 in the footnotes to the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by Form 10-K for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of and for the fiscal year ended June 30, 2011 and June 30, 2010 have been audited to the extent indicated in the report by SingerLewak, LLP, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

The aforementioned financial statements are presented in a separate section of this Report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our auditor for the fiscal years ended June 30, 2011 and June 30, 2010 was the firm of SingerLewak, LLP, 10960 Wilshire Blvd., Suite 700, Los Angeles, CA  90024, who were engaged on August 17, 2010.

During the two most recent fiscal years, there were no disagreements with SingerLewak on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of SingerLewak for the fiscal years ended June 30, 2011 and June 30, 2010, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. There were no adverse opinions, disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope, or accounting principles.

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

 The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2011 and June 30, 2010, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below.  In order to reduce the impact of these weaknesses to an acceptable level, hawse have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2011 and June 30, 2010, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2011 and June 30, 2010 were ineffective, based on COSO’s framework.

The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2011.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of June 30, 2011 were as follows:

Name	Age	Position

Preston J. Shea	63	Director, President, CEO, Secretary
Kenneth R. Pinckard	65	Director, Vice President, CFO, Legal Counsel
Barry M. Goldwater, Jr.	73	Director, Chairman
Frank Perrotti, Jr.	72	Director
Sheldon Yakus	65	Vice President
Matthew R. Long	45	Vice President
Anna L. Madrid	38	Vice President
Timothy Grubb	44	Chief Technology Officer

The directors and officers of our wholly-owned operating subsidiary, MyStudio, Inc., at June 30, 2011 were:

Name	Age	Position

Lawrence G. Ryckman	52	Director, President, CEO, Secretary
Kenneth R. Pinckard	65	Director, Vice President, Chief Financial Officer

The directors and officers of our wholly-owned operating subsidiary, AfterMaster HD Audio Labs, Inc., at June 30, 2011were:

Name	Age	Position

Lawrence G. Ryckman	52	Director, President, CEO, Secretary
Kenneth R. Pinckard	65	Director, Vice President, Chief Financial Officer

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

Barry M. Goldwater, Jr. is the Chairman of the Board of the Company.  He served as a U.S. Congressman for 14 years, representing a district in northern Los Angeles County.  Prior to that he was a stockbroker and partner in the Los Angeles securities firm of Noble Cook, Inc. (now Wedbush Securities) where he developed an institutional customer base and traded securities on all stock exchanges.  While in Congress, he served on a number of committees, including Committee on Science and Technology and the Joint Committee on Energy.  He authored the Privacy Act of 1974.  Since retiring from Congress in 1984, he has been actively involved in private business activities and has held a number of responsible senior positions involving finance and management.  He is presently on the Boards of two companies in addition to Studio One.  Mr. Goldwater holds a degree in Marketing from Arizona State University.

Preston J. Shea is President, CEO, Secretary, and Director and was the sole officer and director of the Company from September 2003 to March 2006.  He is licensed as an attorney in the State of Arizona and as a Barrister and Solicitor by the Law Society of Upper Canada in Ontario. From 1999 to present, he has been vice president and general counsel for an international business organization with offices in Canada and the United States and representative offices in Russia, China, Austria and Mexico. From 1990 to 1999, he practiced international immigration law and business law in Ontario, Canada, Detroit, Michigan and Phoenix, Arizona, with an emphasis on the North American Free Trade Agreement. Prior to that, from 1986 to 1990, he was employed by the government of Canada in various positions including Chief of Staff for the Federal Minister of the Environment, Special Assistant to the Federal Minister of International Trade, and as a Senior Investment Advisor in the Los Angeles offices of the Canadian Consulate. Prior to his tenure with the Canadian government, he was actively engaged in various legal and business positions in the private sector.

Frank Perrotti, Jr. is Founder, Chairman and Chief Investment Officer of FPJ Investments, a real estate and private investment firm. The firm focuses on the acquisition of undervalued assets in both the public and private marketplace. A notable investment of FPJ was the acquisition of Field Brook Farms out of bankruptcy. The company was then built into the largest private label ice cream packer in the United States. Prior to founding FPJ Investments, Mr. Perrotti was Chairman and CEO of Northeast Waste Services. That company was built through the acquisitions of over twenty-five companies, and, at the time of its, sale was the largest privately-owned diversified waste company in New England. In addition to his duties at FPJ Investments, he currently serves as a Director of Prime Bank, a regionally focused business bank located in Connecticut.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Lawrence G. Ryckman is the Founder, President & CEO of MyStudio, Inc. and AfterMaster HD Audio Labs, Inc., both being wholly-owned operating subsidiaries of Studio One Media, Inc.  He is an award-winning entrepreneur and businessman with notable achievements in the entertainment, high technology and sports industries. He previously co-founded and served as President & CEO of American Artists, Inc., a diversified film, video and music production and distribution company; as Owner and President of the Calgary Stampeder Football Club of the Canadian Football League; and was Co-Founder, President & CEO of QSound, Inc., which develops proprietary sound technologies for the entertainment industry.  QSound grew from a start-up to a NASDAQ-listed, internationally recognized participant in the entertainment/technology industry.  During his tenure, the company secured numerous patents and completed licensing and joint venture agreements with multi-national corporations such as Polygram, Nintendo, JVC, Coca Cola, and NEC.

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

Anna L. Madrid is Vice President, Business Development.  Prior to joining Studio One, she specialized in leasing, marketing and corporate strategic partnerships within the shopping center industry.  She has extensive experience working with local, regional and national brands and advertisers.  She has represented some of the most recognized luxury shopping centers in the nation and now leads all aspects of Studio One’s overall business development.

Timothy Grubb is Chief Technology Officer. Mr. Grubb has spent much of his career working with remote and distributed computing services and technology companies along with wide ranging multimedia development. Prior to joining Studio One, he was a founding member and CTO of OnDigital Media and led the development of its award winning KnowledgeBox product. Mr. Grubb held positions with Pearson Education including Vice President of Pearson Digital Learning, Senior Director of Architecture and Senior Director of Special Projects. In 2005, his team developed the first ever digital textbook to be formally adopted through the textbook adoption process. Currently millions of students in the U.S., U.K. and Singapore use educational and edutainment products created by Mr. Grubb's teams.

Indemnification of Directors and Officers

The Certificate of Incorporation and Bylaws of the Company provide that the Company will indemnify and advance expenses, to the fullest extent permitted by the Delaware General Corporation Law, to each person who is or was a director, officer or agent of the Company, or who serves or served any other enterprise or organization at the request of the Company (an “Indemnitee”).  Under Delaware law, to the extent that an Indemnitee is successful on the merits of a suit or proceeding brought against him or her by reason of the fact that he or she was a director, officer or agent of the Company, or serves or served any other enterprise or organization at the request of the Company, the Company will indemnify him or her against expenses (including attorneys’ fees) actually and reasonably incurred in connection with such action.  If unsuccessful in defense of a third-party civil suit or a criminal suit, or if such a suit is settled, an Indemnitee may be indemnified under Delaware law against both (i) expenses, including attorneys’ fees, and (ii) judgments, fines and amounts paid in settlement if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his other conduct was unlawful.  If unsuccessful in defense of a suit brought by or in the right of the Company, where the suit is settled, an Indemnitee may be indemnified under Delaware law only against expenses (including attorneys’ fees) actually and reasonably incurred in the defense or settlement of the suit if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company except that if the Indemnitee is adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, he or she cannot be made whole even for expenses unless a court determines that he or she is fully and reasonably entitled to indemnification for such expenses.  Also under Delaware law, expenses incurred by an officer or director in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of the suit, action or proceeding upon receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the Company.  The Company may also advance expenses incurred by other employees and agents of the Company upon such terms and conditions, if any, that the Board of Directors of the Company deems appropriate.  Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, in the opinion of the Commission, such indemnification is against public policy as expressed in Delaware law and is therefore unenforceable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

On July 21, 2009, the Company approved a Directors and Officers Indemnity Agreement for its directors and principal officers.  It has since entered into agreements with Messrs. Barry M. Goldwater, Preston J. Shea, Kenneth R. Pinckard, Lawrence G. Ryckman, Sheldon Yakus, Matthew Long and Anna L. Madrid.  Subsequently, we entered into a similar agreement with James A. Jacobs and Frank Perrotti, Jr.  A copy of the Directors and Officers Indemnity Agreement was attached as an exhibit to our Annual Report for the fiscal year ended June 30, 2009, filed October 15, 2009.

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

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2011, and certain written representations from executive officers and directors, the Registrant is aware that the Directors and certain officers have inadvertently failed to file Forms 3 and 4 at the time of their respective election to the Board or appointment as an officer.  Except as stated in the preceding sentence, the Company believes that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the Company’s officers for the last two fiscal years.

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payout ($)	All Other Compensation ($)

Preston J. Shea, CEO, President,	2011	-0-	-0-	-0-	$73,442	-0-	-0-	-0-
Secretary	2010	-0-	-0-	-0-	$40,335	-0-	-0-	-0-

Kenneth R. Pinckard, Vice	2011	$110,573	-0-	-0-	$92,422	150,000	-0-	$73,000	(1)
President, Treasurer	2010	$159,250	-0-	-0-	-0-	400,000	-0-	$90,750	(2)

Sheldon Yakus, Vice	2011	$57,600	-0-	-0-	$10,571	32,000	-0-	-0-
President	2010	$47,900	-0-	-0-	$16,377	50,000	-0-	-0-

Matthew R. Long,	2011	$107,301	-0-	-0-	$6,945	32,000	-0-	-0-
Vice President	2010	$107,965	-0-	-0-	$6,197	50,000	-0-	-0-

Anna L. Madrid,	2011	$90,000	-0-	-0-	$122,527	-0-	-0-	-0-
Vice President	2010	$90,000	-0-	-0-	$119,266	26,429	-0-	-0-

Timothy Grubb	2011	$106,900	-0-	-0-	$22,879	32,000	-0-	-0-
Chief Tech. Officer	2010	$122,960	-0-	-0-	$6,197	-0-	-0-	-0-

James A. Jacobs,	2011	-0-	-0-	-0-	$188,539	-0-	-0-	-0-
Vice President	2010	-0-	-0-	-0-	$233,421	100,000	-0-	-0-

Lawrence G. Ryckman,	2011	$114,544	-0-	-0-	$127,267	200,000	-0-	$89,608	(1)
President & CEO, MyStudio,	2010	$94,933	-0-	-0-	$97,890	500,000	-0-	$94,026	(2)
Inc. & AfterMaster
HD Audio Inc.

(1)	Accrued at June 30, 2011.

(2)	Accrued at June 30, 2010; accepted shares of Common Stock in the fiscal year ended June 30, 2011 in lieu of payment.

ITEM 11. EXECUTIVE COMPENSATION - continued

Outstanding Equity Awards at Fiscal Year-End
Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Barry M.	50,000	-0-	-0-	$ 0.52	08/29/17	-0-	-0-	-0-	-0-
Goldwater, Jr.	75,000	-0-	-0-	$ 0.52	11/18/18

Preston J.	50,000	-0-	-0-	$ 0.52	08/29/17	-0-	-0-	-0-	-0-
Shea	75,000	-0-	-0-	$ 0.52	11/18/18	-0-	-0-	-0-	-0-

Kenneth R.	300,000	100,000	-0-	$ 0.52	09/11/19	100,000	$ 85,000	-0-	-0-
Pinckard	150,000	-0-	-0-	$ 1.35	04/05/21	-0-	-0-	-0-	-0-

Lawrence G.	375,000	125,000	-0-	$ 0.52	09/11/19	125,000	$ 106,250	-0-	-0-
Ryckman	200,000	-0-	-0-	$ 1.35	04/05/21	-0-	-0-	-0-	-0-

Anna L. Madrid	1,429	-0-	-0-	$ 0.52	08/15/11	-0-	-0-	-0-	-0-
	25,000	-0-	-0-	$ 0.52	09/10/12	-0-	-0-	-0-	-0-

Timothy Grubb	50,000	-0-	-0-	$ 0.80	06/01/13	-0-	-0-	-0-	-0-
	32,000	-0-	-0-	$ 1.35	04/05/14	-0-	-0-	-0-	-0-

Matthew R. Long	50,000	-0-	-0-	$ 0.52	09/10/12	-0-	-0-	-0-	-0-
	32,000	-0-	-0-	$ 1.35	04/05/14	-0-	-0-	-0-	-0-

Sheldon Yakus	50,000	-0-	-0-	$ 0.52	09/10/12	-0-	-0-	-0-	-0-
	32,000	-0-	-0-	$ 1.35	04/05/14	-0-	-0-	-0-	-0-

Compensation of Directors

Our non-employee Directors receive reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.  Effective July 1, 2010, Messrs. Goldwater and Shea each receives restricted common shares valued at the greater of (i) ten thousand (10,000) shares of Common Stock, or (ii) such number of shares as shall be determined by dividing the sum of ten thousand dollars ($10,000) by the per share price calculated at seventy five percent (75%) of the average of the closing prices of the Company’s Common Stock for the ten (10) trading days prior to the date such payment is due, for each quarter year service to the Company.  Effective February 2011, Mr. Perrotti is compensated in the same manner.  For the fiscal year ended June 30, 2010, Messrs. Goldwater and Shea each received restricted Common Stock valued at $7,500 for each quarter year service to the Company.  Prior to July 1, 2009, each such Director received 5,000 shares for each quarter year service.

Compensation for our directors for our last completed fiscal year is set forth below, with the exception of Kenneth R. Pinckard and Preston J. Shea, whose compensation is disclosed above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry M. Goldwater, Jr.	-0-	$73,442	-0-	-0-	-0-	-0-	$73,442

Frank Perrotti, Jr.	-0-	$ 33,898	-0-	-0-	-0-	-0-	$ 33,89

Employment and Related Agreements

The Company has no employment agreements with any of its current management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2011, concerning shares of the Company’s Common Stock held by (1) each stockholder known to own beneficially more than five percent of the Common Stock as of June 30, 2011, with the number of outstanding shares at 30,916,182, (2) each of the Directors, (3) each of the executive officers, and (4) all of the Directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

Preston J. Shea 1 Yonge Street, Suite 1801 Toronto, ON Canada M5E 1W7	279,632	Direct (3)	0.85%

Barry M. Goldwater, Jr. 3219 E. Camelback Rd., #552 Phoenix, AZ 85018	269,632	Direct (3)	0.85%

Kenneth R. Pinckard 3104 E. Camelback Rd. #245 Phoenix, AZ 85016	816,456	Direct (4)	2.48%

Lawrence G. Ryckman 7780 Vaquero Drive Scottsdale, AZ 85258	6,762,189	Direct (5)	20.55%

Sheldon Yakus 1778 Lantana Drive Minden, NV 89423	232,441	Direct (6)	0.71%

Matthew R. Long 17197 N. 54th Avenue Glendale, AZ 85308	108,500	Direct (6)	0.33%

Anna L. Madrid 15417 Becker Lane Surprise, AZ 85379	357,457	Direct (7)	1.09%

Timothy Grubb 21122 N. 106th Drive Peoria, AZ 85382	120,941	Direct (6)	0.37%

Frank Perrotti, Jr. 305 Spruce Bank Road Hamden, CT 06518	651,941	Direct (8)	1.98%

Officers and Directors as a Group (9 persons)	9,599,744		29.17%

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

2.
The above table is based on 30,915,290 shares of Common Stock outstanding as of June 30, 2011 plus options to purchase 1,988,929 shares of Common Stock granted to various directors and officers.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 90 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

3.	Includes Options to purchase 125,000 shares of Common Stock.

4.	Includes Options to purchase 450,000 shares of Common Stock.

5.	Includes Options to purchase 575,000 shares of Common Stock.

6.	Includes Option to purchase 82,000 shares of Common Stock.

7.	Includes Option to purchase 26,429 shares of Common Stock.

8.	Includes Option to purchase 440,000 shares of Common Stock.
The Company also has 1,636,044 shares of Preferred Stock outstanding at June 30, 2011, but none are held by any of the foregoing persons or anyone who would be included in the foregoing list by virtue of such holdings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. - continued

Change in Control

The Company is not aware of any arrangements which may result in a change in control of the Company.

Equity Compensation Plans

As of June 30, 2010 our equity compensation plans were as follows:

2009 Long-Term Stock Incentive Plan

On June 10, 2009, the Board of Directors approved the 2009 Long-Term Stock Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan was to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company’s Common Stock was reserved for issuance under stock options to be issued under the 2009 Plan.  The Plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options and Restricted Stock Awards.  The 2009 Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2011, the Company had granted options to fifteen employees to purchase, in the aggregate, 727,000 shares of the Company’s Common Stock.  The exercise period for each of the grants was two to five years from the date of grant and the average exercise price was $0.88.  During the year ended June 30, 2010, one employee exercised the option to purchase 28,571 shares for $10,000.  During the year ended June 30, 2011, one employee exercised the option to purchase 20,000 shares for $10,400, or $0.52 per share.  The number of unexercised, outstanding options at June 30, 2011 was 678,429, at an average exercise price of $0.86 per share.

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

During the year ended June 30, 2006, a related party loaned the Company $93,948; during the year ended June 30, 2007, this party loaned an additional $43,400 to the Company.  These funds were used to further the research and development program of the Company.  During the year ended June 30, 2007, the Company repaid $40,566 of these loans.  At June 30, 2007, the amount owed with regard to these obligations was $96,782.  These loans were demand notes, to be repaid at ten percent interest.   During the year ended June 30, 2008, the related party loaned the Company an additional $25,000.  The Company repaid $24,465.  On December 31, 2008, the balance owing to this related party was reduced to a single convertible promissory note payable bearing interest at 10% per annum and due on demand.  The original principal amount of this note was $101,591.  In addition, on December 31, 2008, the Company issued a second convertible promissory note in the amount of $100,000 to the same related party as partial compensation for services rendered in 2008.  At June 30, 2009, the amount owed this party, including interest was $211,587.  During the year ended June 30, 2010, the two convertible promissory notes were converted to Common Stock according to the terms of the respective notes with the Company thereby issuing 456,653 shares of restricted Common Stock in extinguishment of indebtedness totaling $215,067.

During fiscal year ended June 30, 2010, a related party, through affiliated entities, loaned $40,000 to the Company which was repaid, with interest at 10%, on July 1, 2011.  During the fiscal year ended June 30, 2011, the same related party loaned an additional $20,000 in two separate transactions.  Both of these loans were repaid, with interest at 10% during the fiscal year ended June 30, 2011, and the Company owes no amounts to such party as of June 30, 2011 for those loans made to the Company.

During fiscal year ended June 30, 2010, another party who subsequently became a related party, loaned $250,000 to the Company pursuant to an agreement whereby the Company issued a three-year promissory note bearing interest at 12% per annum, and including a provision allowing the noteholder, at its option, to convert the debt to shares of restricted Common Stock of the Company at an agreed price of $0.50 per share.  During the fiscal year ended June 30, 2011, the same party advanced three additional loans to the Company each in the amount of $250,000, for a total of $750,000, on similar terms and conditions.  On April 1, 2011, this related party loaned the Company an additional $250,000 as a short-term, 90-day loan, with provisions for extension.  This loan was without interest during the initial term but bears interest at the rate of 15% after the initial 90-day term.  In lieu of interest during the initial term of the loan, the Company issued a warrant to the noteholder to purchase 30,000 shares of restricted Common Stock of the Company at a price of $0.60, for every 30-days that the note remains unpaid.  The total amount owing this related party at June 30, 2011 was $1,250,000 which is secured by first priority liens on the Company’s first ten studios.  Subsequent to June 30, 2011, in September 2011, this same related party advanced an additional $200,000 as an additional short-term 90-day loan, secured by liens on Studios 11 and 12 when completed, and bearing no interest during the initial 90-day term.  In lieu of interest during the first 90-days of the term of this second short-term loan, the Company issued the noteholder a warrant to purchase 25,000 shares of restricted Common Stock of the Company at a price of $0.40 per share for a period of 5 years, for each 30-days, or portion thereof, the loan remains unpaid.  In the event this note is not repaid when due, it bears interest at the rate of 15% per annum until paid.

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

Barry M. Goldwater, Jr. and Frank Perrotti, Jr. are independent directors under the above definition.  We do not list that definition on our Company’s website.

We presently do not have a compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees, except for an Audit Committee.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2011 and 2010:

	2011	2010
Audit Fees (1)	$134,240	$136,117
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	$134,240	$136,117

 1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended June 30, 2011 and 2010 and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-Q for those fiscal years.

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

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2011 and 2010.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES. - continued

No “audit-related,” “tax” and “all other” services in 2011 or 2010, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

ITEM 15. EXHIBITS

The following Exhibits are incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation, dated May 12, 1988. (a)
3.1	Certificate of Amendment of Articles of Incorporation of Dimensional Visions Incorporated, dated January 16, 2006. (f)
3.2	Certificate of Amendment of Articles of Incorporation of Elevation Media, Inc., dated March 24, 2006. (f)
3.2	Bylaws. (a)
3.3	Certificate of Amendment of Certificate of Incorporation of Dimensional Visions Incorporated dated January 22, 2004. (f)
4.1	Certificate of Designation of Series A Convertible Preferred Stock, dated December 12, 1992. (a)
4.1	Form of Warrant issued to Participants in 2007 Private Placements. (g)
4.2	Certificate of Designation of Series B Convertible Preferred Stock, dated December 22, 1993. (a)
4.3	Certificate of Designation of Series P Convertible Preferred Stock, dated September 11, 1995. (a)
4.4	Certificate of Designation of Series S Convertible Preferred Stock, dated August 28, 1995. (a)
4.5	Certificate of Designation of Series C Convertible Preferred Stock, dated November 2, 1995. (a)
4.6	Certificate of Designation of Series D and Series E Convertible Preferred Stock, dated August 25, 1999. (a)
4.7	Form of Warrant Agreement to Debt Holders, dated January 15, 1998. (a)
4.8	Form of Warrant Agreement to Debt Holders, dated April 8, 1998. (a)
4.9	Form of Warrant Agreement to Participants in Private Placement, dated April 8, 1998. (a)
4.10	Pledge Agreement with Dale Riker and Russ Ritchie, dated January 11, 2001. (b)
4.11	Investment Agreement with Swartz Private Equity, LLC, dated December 13, 2000. (b)
4.12	Merrill Lynch Portfolio Reserve Loan and Collateral Account Agreement, dated January 12, 2002. (b)
10.1	1996 Equity Incentive Plan. (a)
10.1	Stock Purchase Agreement between Studio One Entertainment, Inc. and Dimensional Visions Incorporated, dated March 29, 2006 (g)
10.2	1999 Stock Option Plan. (a)
10.2	Exchange Agreement between Studio One Media, Inc., and Studio One Entertainment, Inc., dated April 16, 2007. (g)
10.3	Employment Agreement with John D. McPhilimy, dated January 1, 2001. (c)
10.3	Accord and Satisfaction between Dimensional Visions, Inc. and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC, dated October 11, 2006. (g)
10.4	Employment Agreement with Bruce D. Sandig, dated July 1, 2001. (c)
10.5	Settlement Agreement and Release between the Company and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC, dated April 30, 2003. (d)
10.6	2009 Long-Term Incentive Plan.
10.7	Form of Directors and Officers Indemnity Agreement.
14	Dimensional Visions, Inc. Code of Ethics. (e)
21.1	Subsidiaries of the Registrant (h)

ITEM 15. EXHIBITS - continued

(a)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, dated June 19, 2000 (Registration No. 333-30368).
(b)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, dated July 10, 2001 (Registration No. 333-56804).
(c)	Incorporated by reference from the Company’s Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002.
(d)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2003, filed October 15, 2003.
(e)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2004, filed November 15, 2004.
(f)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2006, filed September 29, 2006.
(g)
Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2007, filed September 28, 2007, and Form 10-K/A for the fiscal year ended June 30, 2007, filed May 27, 2008.

(h)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2008, filed September 29, 2008.
(i)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2009, filed October 15, 2009.
(j)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2010, filed October 12, 2010.

The following Exhibits are filed herewith:
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO ONE MEDIA, INC.

Date: November 4, 2011	By:	/s/ Preston J. Shea
Preston J. Shea
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Preston J. Shea	President, Chief Executive Officer and Director	November 4, 2011
Preston J. Shea	(Principal Executive Officer)

/s/ Kenneth R. Pinckard	Chief Financial Officer, Director	November 4, 2011
Kenneth R. Pinckard	(Principal Financial Officer)
/s/ Barry M. Goldwater, Jr.	Director	November 4, 2011
Barry M. Goldwater, Jr.

/s/ Frank Perrotti, Jr.	Director	November 4, 2011
Frank Perrotti, Jr.

STUDIO ONE MEDIA, INC.

FINANCIAL STATEMENTS

INDEX TO THE FINANCIAL STATEMENTS	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity (Deficit)	F-5 - F-6

Consolidated Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 - F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Studio One Media, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Studio One Media, Inc. and subsidiaries as of June 30, 2011 and June 30, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Studio One Media, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

SingerLewak LLP

Los Angeles, California
November 4, 2011

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2011	2010
ASSETS

Current Assets
Cash	$250,478	$632,980
Other Receivable	20,347	16,968
Other Current Assets	142,951	456,906

Total Current Assets	413,776	1,106,854

Property and Equipment, net	1,384,992	673,384
Property and Equipment, yet to be placed in service	484,462	605,644

Intangible Assets, net	237,085	310,673

Other Assets
Deposits	104,016	102,863
Other assets	77,934	72,880

Total Other Long-term Assets	181,950	175,743

Total Assets	$2,702,265	$2,872,298

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,042,964	$815,686
Notes Payable - Related Party	-	90,000
Notes Payable	240,488	120,398
Convertible notes payable, net of discount of $68,387 and $0, respectively	31,613	-

Total Current Liabilities	1,315,065	1,026,084

Long-Term Liabilities
Convertible notes payable, net of discount of $721,251 and $458,029, respectively	278,749	41,971

Total Liabilities	1,593,814	1,068,055

Stockholders' Equity
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; 1,636,044 and 549,044 issued and
outstanding, respectively	1,636	549
Common Stock, authorized 100,000,000 shares,
par value $0.001; 30,916,182 and 25,891,768 shares issued
and outstanding, respectively	30,916	25,892
Additional Paid In Capital	30,748,186	22,346,842
Accumulated Deficit	(29,672,287)	(20,569,040)

Total Stockholders' Equity	1,108,451	1,804,243

Total Liabilities and Stockholders' Equity	$2,702,265	$2,872,298

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2011	2010

REVENUES
Session Revenues	$454,829	$171,130
Advertising Revenues	7,750	33,929
AfterMaster Revenues	59,800	1,000

Total Revenues	522,379	206,059

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	619,143	229,651
Cost of Barter Exchanges	412,050	152,929
Depreciation and Amortization Expense	340,900	235,832
Research and Development	29,189	5,508
General and Administrative Expenses	6,430,188	4,812,720

Total Costs and Expenses	7,831,470	5,436,640

Loss from Operations	(7,309,091)	(5,230,581)

Other Income (Expense)
Interest Expense	(982,664)	(206,985)
Other Income	3,906	8,061
Gain on Disposal of Property	73,502	-
Loss on Extinguishment of Debt	(888,900)	97,587

Total Other Income (Expense)	(1,794,156)	(101,337)

Loss Before Income Taxes	(9,103,247)	(5,331,918)
Income Tax Expense	-	-

NET LOSS	$(9,103,247)	$(5,331,918)

Preferred Stock Accretion and Dividends	(547,907)	(85,748)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(9,651,154)	$(5,417,666)

Basic and Diluted Loss Per Share of Common Stock	$(0.35)	$(0.26)

Weighted Average Number of Shares Outstanding	27,680,108	20,623,507

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

							Common Stock Issued in Advance for Services
					Additional Paid In	Common Shares			Total
	Preferred Stock		Common Stock					Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	to be Issued		Deficit	Equity

Balance, June 30, 2009	774,044	$774	16,417,447	$16,417	$15,039,491	$24,000	$(48,153)	(15,237,122)	$(204,593)

Common shares issued in conversion
of preferred shares	(296,429)	(296)	628,995	629	(333)	-	-	-	-

Common shares issued for assets	-	-	250,000	250	249,750	-	-	-	250,000

Common shares issued for cash	-	-	4,280,422	4,281	2,397,362	-	-	-	2,401,643

Warrants and options exercised for cash	-	-	399,989	400	239,309	-	-	-	239,709

Common shares issued in conversion
of debt and extinguishment of liabilities	-	-	1,233,456	1,233	709,452	-	-	-	710,685

Share-based compensation - common shares	-	-	2,401,689	2,402	1,949,224	(24,000)	48,153	-	1,975,779

Share-based compensation - warrants	-	-	-	-	764,614	-	-	-	764,614

Share-based compensation - shares to be issued	-	-	279,770	280	156,150	-	-	-	156,430

Common shares issued in advance of services	-	-	-	-	129,968	-	-	-	129,968

Warrants issued in advance of services	-	-	-	-	197,176	-	-	-	197,176

Beneficial conversion feature on issuance
of convertible debt	-	-	-	-	421,150	-	-	-	421,150

Warrants issued in connection to issuance	-	-	-	-	82,850	-	-	-	82,850
of convertible debt

Preferred shares issued for cash	96,429	96	-	-	60,654	-	-	-	60,750

Preferred shares repurchased	(25,000)	(25)	-	-	(49,975)	-	-	-	(50,000)

Net Loss for the Year Ended
June 30, 2010	-	-	-	-	-	-	-	(5,331,918)	(5,331,918)

Consolidated Statements of Stockholders' Equity (Deficit) - continued

Balance, June 30, 2010	549,044	549	25,891,768	25,892	22,346,842	-	-	(20,569,040)	1,804,243

Preferred shares issued for cash	1,187,000	1,187	-	-	1,185,813	-	-	-	1,187,000

Common shares issued for cash, net of offering costs of $139,102	-	-	1,847,501	1,848	1,000,064	-	-	-	1,001,912

Warrants and options exercised for cash	-	-	351,983	352	129,215	-	-	-	129,567

Common shares issued in conversion of debt and extinguishment of liabilities	-	-	1,232,452	1,232	701,048	-	-	-	702,280

Common shares issued in conversion of preferred stock	(100,000)	(100)	206,099	206	(106)	-	-	-	-

Share-based compensation - common shares	-	-	1,322,182	1,322	1,615,677	-	-	-	1,616,999

Share-based compensation - warrants	-	-	-	-	1,864,764	-	-	-	1,864,764

Warrants and common shares issued in advance of services	-	-	64,197	64	496,965	-	-	-	497,029

Warrants and common shares issued for interst expense	-	-	-	-	131,913	-	-	-	131,913

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	1,181,281	-	-	-	1,181,281

Warrants issued in connection to issuance of convertible debt	-	-	-	-	94,710	-	-	-	94,710

Net loss for the year ended
June 30, 2011	-	-	-	-	-	-	-	(9,103,247)	(9,103,247)

Balance, June 30, 2011	1,636,044	$1,636	30,916,182	$30,916	$30,748,186	$-	$-	$(29,672,287)	1,108,451

The accompanying notes are an integral part of these condolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2011	2010

OPERATING ACTIVITIES

Net Loss	$(9,103,247)	$(5,331,918)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	340,900	235,832
Share-based compensation - common stock	1,616,999	1,975,779
Share-based compensation - warrants	1,864,764	764,614
Common stock and warrants issued for interest	131,913	-
Amortization of debt discount and issuance costs	724,382	47,279
(Gain)/Loss on extinguishment of debt	888,900	(97,587)
Gain on disposal of property	(73,502)	-
Bad debt expense	60,000	123,539
Changes in Operating Assets and Liabilities:
Other receivables	64,121	-
Other current assets	677,277	136,030
Accounts payable and accrued expenses	(96,841)	(545,293)

Net Cash Used in Operating Activities	(2,904,334)	(2,691,725)

INVESTING ACTIVITIES

Purchase of property and equipment	(874,707)	(512,038)
Proceeds from disposal of property	90,470	80,000

Net Cash Used in Investing Activities	(784,237)	(432,038)

FINANCING ACTIVITIES

Preferred stock issued for cash	1,187,000	60,750
Common stock issued for cash, net of offering costs of $139,102	1,001,912	2,401,643
Warrants and options exercised for cash	129,567	239,709
Debt issuance costs	-	(25,000)
Proceeds from notes payable - related party	-	90,000
Repayments of notes payable - related party	(40,000)	-
Proceeds from notes payable	1,242,590	555,000
Repayment of notes payable	(215,000)	(4,833)

Net Cash Provided by Financing Activities	3,306,069	3,317,269

NET DECREASE IN CASH	(382,502)	193,506
CASH AT BEGINNING OF PERIOD	632,980	439,474

CASH AT END OF PERIOD	$250,478	$632,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$5,813	$157,021
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to extinguish debt and liabilities	$702,280	$710,685
Stock and warrants issued for prepaid services	497,029	327,144
Warrants and beneficial conversion feature on issuance of convertible debt	1,275,991	421,150
Common stock issued for intangible assets	-	250,000

The accompanying notes are an integral part of these condolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

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

In April 2006, the Company entered into an agreement to purchase MyStudio, Inc. (formerly known as Studio One Entertainment, Inc.), a private Scottsdale, Arizona based company that designed and manufactured a proprietary (patents pending), self-contained interactive audio/video recording studio designed for installation in shopping malls and other high traffic public areas (the “MyStudio Agreement”).  MyStudio enables the public, for a fee, to record their video and voice images in a portable state-of-the-art recording studio environment and enter their performances in music, modeling and other talent related contests.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates are made in relation to the allowance for doubtful accounts and the fair value of certain financial instruments.  Actual results could differ from those estimates.

Notes and Other Receivables
Notes and other receivables are stated at amounts management expects to collect. An allowance for doubtful accounts is provided for uncollectible receivables based upon management's evaluation of outstanding accounts receivable at each reporting period considering historical experience and customer credit quality and delinquency status.  Delinquency status is determined by contractual terms.  Bad debts are written off against the allowance when identified.

Fair Value of Financial Instruments
ASC 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company’s financial instruments include cash, notes and other receivables, accounts payable and notes payable.  The carrying amounts of cash, notes and other receivables, and accounts payable approximate their fair value due to their short maturities.

The financial instrument assets and liabilities carried at fair value on a recurring basis at June 30, 2011 are as follows:

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Related Prepaid Expenses	$158,480	$-	$-	$158,480
Notes payable, net	310,362	-	-	310,362
Total	$468,842	$-	$-	$468,842

The financial instrument assets and liabilities carried at fair value on a recurring basis at June 30, 2010 are as follows:

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid Expenses	$402,286	$-	$-	$402,286
Notes payable, net	162,369	-	-	162,369
Notes payable – related party	90,000	-	-	90,000
	$654,655	$-	$-	$654,655

Market prices are not available for the Company's loans due to related parties or its other notes payable, nor are market prices of similar loans available. The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The following tables present the fair value of financial instruments as of June 30, 2011, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

	Equity Related	Notes	Notes Payable -
Level 3 Reconciliation:	Prepaid Expenses	Payable	Related Party
Level 3 assets and liabilities at June 30, 2010:	$402,286	$162,369	$90,000
Purchases, sales, issuances and settlements (net)	(243,806)	148,263	(90,000)
Total level 3 assets and liabilities at June 30, 2011:	$158,480	$310,632	$-

The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, including intangible assets. The Company determined the fair value used in the impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on long-lived assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred during the years ended June 30, 2011 and 2010.

Concentration of Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

For the year ended June 30, 2011 there were no customers that accounted for a material portion of total revenues.  For the year ended June 30, 2010, one customer accounted for 24.4% of total revenues.

Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Office Equipment and Computers	5 years
Computer Software	5 years
Furniture and Office Equipment	5 years
Vehicles	5 years
Leasehold Improvements	Shorter of Useful Life or Lease Term
Studios	5 years

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred.

Property and Equipment Yet to be Placed in Service
The Company capitalizes direct costs associated with the production of a new studio as it is being built.  Depreciation of these assets does not begin until the studio is complete and placed into service.

Prepaid Royalties
On July 1, 209, the Company entered into a royalty agreement wherein the Company received rights to use various songs in its studios in exchange for a royalty fee per song use.  The Company prepaid $50,000 for the royalty rights through June 30, 2012.  The prepaid royalties are amortized monthly on a per song basis, per the agreement.

Intangible Assets
Intangible assets consist of intellectual property, website costs and video backgrounds. The Company’s intellectual property includes purchased patents and trademarks as well as other proprietary technologies.  Website costs are costs incurred to develop the Company’s website. Video backgrounds are the costs incurred to develop video backgrounds for use in the Company’s recording studios. The Company amortizes intangible assets over the following useful lives:

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Description	Weighted-Average Amortization Period
Intellectual Property	5 years
Website Costs	5 years
Video Backgrounds	5 years
Patterns and Molds	5 years

Valuation of Long-Lived Assets
Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2011 and 2010, management does not believe any of the Company’s long-lived assets were impaired.

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

The Company's revenues are generated from the studio sessions, on-studio advertising, website advertising and fees generated from the AfterMaster services.  Studio sessions are included in revenues as cash sales or barter transactions.  Cash sales are recognized as revenue upon the earlier of the use of or expiration of the prepaid session.  Barter revenues are recognized as stated below.

Barter Transactions - Barter revenue relates to recording session services provided by Studio One to business customers in exchange for products and services that Studio One would otherwise be required to buy for cash. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged.  Studio One applies ASC 845, Accounting for Advertising Barter Transactions and, accordingly, recognizes advertising barter revenues only to the extent that Studio One has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction.

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

During the years ended June 30, 2011 and 2010, the Company recognized $412,050 and $152,929, respectively, of revenue from barter transactions.  Barter transaction revenue is included within the session revenue and advertising revenue captions in the Company’s consolidated financial statements.

Cost of Sales
The Company’s cost of sales includes studio lease expense, employee costs, and other nominal amounts.  Depreciation is not included within cost of sales.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, Accounting for Research and Development Costs. The Company incurred research and development expenses of $29,189 and $5,508 during the years ended June 30, 2011 and 2010, respectively.

Advertising Expenses
The Company expenses advertising costs in the period in which they are incurred. Advertising expenses were $146,956 and $5,508 for the years ended June 30, 2011 and 2010, respectively.  During the fiscal years ended June 30, 2011 and 2010 the Company also incurred approximately $412,050 and $152,929 in advertising expenses, which is included in its cost of barter expenses, respectively.

Share-Based Compensation
The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of Shares of Common Stock outstanding during the period. The losses attributable to Common Stockholder is increased by accrued and deemed dividends on Preferred Stock during the years ended June 30, 2011 and 2010 of $547,907 and $85,748, respectively.

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

For the year ended June 30, 2011 and 2010, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive shares that were excluded was 12,267,846 and 5,418,130 at June 30, 2011 and 2010, respectively.

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

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of July 1, 2008 and had no material impact on the Company’s financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest and penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2006 to 2010 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Recent Accounting Pronouncements Not Yet Adopted
In September 2011, the FASB issued ASU 2011-08 to amend and simplify tests for goodwill impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 to amend the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to (1) clarify the application of existing fair value measurement requirements and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The primary purpose of the amendments are to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  The amendments in ASU 2011-04 are to be applied prospectively for interim and annual periods beginning after December 15, 2011.  Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $29,671,854 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Reclassification of Financial Statement Accounts
Certain amounts in the June 30, 2010 consolidated financial statements have been reclassified to conform to the presentation in the June 30, 2011 consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on June 30, 2011 and 2010:

	2011	2010
Furniture and Office Equipment	$25,912	$25,912
Office Equipment and Computers	223,032	211,668
Studios	1,624,469	660,147
Vehicles	29,125	29,125
Leasehold Improvements	6,574	5,196
Computer Software	52,796	51,041
Accumulated Depreciation	(576,916)	(309,605)
Net Property and Equipment	$1,384,992	$673,384

The Company also had $484,462 and $605,644 in equipment that was yet to be placed in service as of June 30, 2011 and 2010, respectively.  Depreciation expense for the years ended June 30, 2011 and 2010 was $267,311 and $188,821, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following on June 30, 2011 and June 30, 2010:

	2011	2010
Patterns and Molds	$24,095	$24,095
Website Costs	91,375	91,375
Video Backgrounds	16172	16,172
Intellectual Property	250,000	250,000
Sub Total	381,642	381,642
Accumulated Amortization	(144,557)	(70,969)
Intangible Assets, Net	$237,085	$310,673

Amortization expense for the years ended June 30, 2011 and 2010 was $73,589 and $47,011, respectively.  The Company’s future estimated amortization for the above intangible assets are as follows:

Year	Amortization
2012	$73,588
2013	67,383
2014	63,706
2015	32,408
2016	-
Total	$237,085

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses as of June 30, 2011 and 2010 follows:

	June 30,
	2011	2010
Accounts Payable	$718,557	$661,040
Accrued Interest	10,305	36,975
Deferred Revenue	5,700	2,500
Deferred Rent	7,571	12,616
Other Accrued Expenses	300,831	102,555
Total	$1,042,964	$815,686

Other accrued expenses consist primarily of accrued payroll liabilities, deferred revenue, deferred rent and consulting and other fees payable.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 6 – NOTES PAYABLE

Convertible Notes Payable
Convertible notes payable consisted of the following:

	June 30,	June 30,
Notes Payable - Convertible	2011	2010

$250,000 face value, issued in February 2010, interest rate at 12%, matured on February 21, 2013, net of unamortized discount of $137,774 and $221,031 at June 30, 2011 and 2010, respectively.	112,226	28,969
$250,000 face value, issued in May 2010, interest rate at 12%, matured on May 2013, net of unamortized discount of $153,741 and $236,998 at June 30, 2011 and 2010, respectively.	96,259	13,002
$250,000 face value, issued in August 2010, interest rate at 12%, matured on August 2013, net of unamortized discount of $222,848 at June 30, 2011	27,152	-
$250,000 face value, issued in December 2010, interest rate at 12%, matured on December 2013, net of unamortized discount of $206,889.	43,111
$100,000 face value, issued in June 2011, interest rate at 8%, matured on December 2011, net of unamortized discount of $68,387.	31,613
Total	310,362	41,971
Less current portion	31,613	-
Convertible debt, long term	278,749	41,971

During fiscal year ended June 30, 2010, the Company entered into a financing agreement with an unrelated third party to fund up to $1,000,000 in four equal increment tranches in exchange for the Company issuing convertible note at each tranche with a conversion rate of $0.50 as well as 50,000 shares of warrants, with a contractual life of 5 years, to purchase the Company’s Common Stock at $0.50 per share. The proceeds of each advance by the lender to the Company are to be used to manufacture, ship, install and operate MyStudios, which serve as collateral for such advance. Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years from the advance dates, and a security agreement granting the lender a first lien on specified studios. As noted above, the principal and interest on these notes may be converted at the lender’s option into Common Stock based on a conversion price of fifty cents ($0.50) per share.  At June 30, 2011, the lender had advanced a total of $1,000,000 under this financing agreement, and the Company granted 200,000 warrants to the lender.  The intrinsic value of the beneficial conversion feature and the debt discount associated with the warrants issued in connection with the convertible debts were recorded based on the relative fair value of the warrants in relation to the debt in accordance with ASC 470-20-25-2.  The total initial beneficial conversion feature recorded for all four tranches equaled $827,271 whereas the warrants, which were valued using a Black-Scholes valuation model, resulted in an initial total debt discount of $140,429.  The initial recorded beneficial conversion feature and debt discounts for Tranche III included in the above amounts were subsequently adjusted to reflect the modification of the terms embedded in the host debt.

On August 2010, the Company issued a convertible note for $250,000 under the above $1,000,000 financing agreement (Tranche III).  The note contained a conversion rate feature, and included a warrant to purchase 50,000 shares of the Company’s Common Stock at $0.50 per share, exercisable for 5 years pursuant to the umbrella financing agreement discussed above.  The Company recorded a beneficial conversion feature of $186,350 and a debt discount for $31,350, for a total discount of $217,700, relating to this financing transaction.  Moreover, in connection with the Tranche III funding, the Company also issued to the lender an option, embedded in the convertible note and at the lender’s discretion, to put the converted Common Stock back to the Company at $0.60 per share.  The embedded put option was evaluated and deemed to not meet the definition of a derivative and as such, was not bifurcated and accounted for as a derivative.  Subsequent to the origination of the Tranche III, the Company then provided to the lender four separate amendments in which at each amendment, the maturity date of the put option was extended.

For Amendment 1, the Company extended the maturity date of the put option with no consideration given to the lender.  For amendments two through four, the Company issued to the lender and its agent additional warrants to purchase Common Stock of the Company.

For Amendment 2 which occurred on November 15, 2010, the Company issued to the lender and its agent, warrants with contractual lives of 5 years to purchase 25,000 and 10,000 shares, respectively, of the Company’s Common Stock at $0.40 per share.  The fair value of these warrants issued was $18,558 and $7,423, respectively, and was calculated using the Black-Scholes valuation model.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 6 – NOTES PAYABLE - continued

For Amendment 3 which occurred on November 22, 2010, the Company issued to the lender and its agent additional warrants with a contractual lives of 5 years to purchase 25,000 and 10,000 shares, respectively, of the Company’s Common Stock at $0.40 per share.  The fair value of these warrants issued was $21,182 and $8,473, respectively, and was calculated using the Black-Scholes valuation model.

For Amendment 4 which occurred on December 7, 2010, the Company issued to the lender and its agent warrants with contractual lives of 5 year to purchase 50,000 and 25,000 shares, respectively, of the Company’s Common Stock at $0.40 per share.  The fair value of these warrants issued was $43,843 and $21,922, respectively, and was calculated using the Black-Scholes valuation model.

The Company evaluated each of the amendments under ASC 470-50, Debt - Modification and Extinguishment, and concluded that while Amendments 1 and 2 were not deemed to be significant, Amendments 3 and 4 resulted in significant and consequential changes to the economic substance of the debt and thus resulted in extinguishment of the debt.

The extinguishment loss related to each of the amendments is summarized below:

First Amendment – October 29, 2010	$0
Second Amendment – November 15, 2010	$0
Third Amendment – November 22, 2010	$234,802
Fourth Amendment – December 7, 2010	$263,843
Total	$498,645

The above extinguishment losses are recorded in other income and expense section of the statement of operations.

On December 2010, the Company issued a convertible note for $250,000 under the above financing agreement for $1,000,000 (Tranche IV).  The note contained a conversion rate feature and issued a warrant to purchase 50,000 shares of the Company’s Common Stock at $0.50 per share exercisable for 5 years pursuant to the umbrella financing agreement discussed.  The Company calculated the Black-Scholes value of the warrant and recorded the warrant and intrinsic beneficial conversion feature value based on their relative fair value.  The Company notes that the calculated amount exceeded the face amount of the note and as such the allocated amount of the debt discount and beneficial conversion feature was limited to the face amount of the note.  Hence, the Company recorded a beneficial conversion feature of $212,621 and a debt discount for $37.379 for this financing transaction.

On November 2010, the Company issued convertible notes to three unrelated individuals for a total of $132,500.  The notes bear interest at12% per annum and mature six month from the origination date.  The notes are convertible into the Company’s Common Stock at $0.65 per share.  The Company calculated a total intrinsic beneficial conversion feature value of $48,923 for these three convertible notes which were amortized over the life of the notes.  These three notes were all converted into Common Stock at the maturity date pursuant to the original conversion terms.

In June 2011, the Company issued a convertible note to an unrelated individual for $100,000 that matures in December 2011.  The note bears an interest rate of 8% per annum and is convertible into the Company’s Common Stock at $0.50 per share.  The Company calculated the intrinsic beneficial conversion feature value of $80,000 which will be amortized over the life of the note.

Non-convertible Notes Payable
Non-convertible notes payable consisted of the following:

Notes Payable - Nonconvertible	June 30,	June 30,
	2011	2010
Various term note with total face value of $65,398 face value, due upon demand, with interest rates ranging from 12% to 14%.	40,398	65,398
Various term noted with total face value of $145,000, maturity date ranging from September 2010 to March 2011 with interest rate of 8%	-	55,000
Term note with lender, face value of $200,000, maturity date to 8/29/2011 with interest rate of 0% in lieu of receiving 30,000 shares of warrants per month through June 2011 and then 50,000 per month from July through August 2011.	200,000	-
Total	240,398	120,398
Less current maturities	240,398	120,398
Notes Payable - Nonconvertible, long term	-	-

On September 2010, the Company entered into a short-term one month financing agreement with an unrelated individual for $50,000 with a maturity date of October 2010.  There were no conversion features provided or warrants issued in connection with this transaction.  On the maturity date of the loan, the Company and the lender agreed to extend the maturity date for one additional month to November 30, 2010, and in consideration for the extension, the Company issued to the lender a warrant to purchase 10,000 shares of the Company’s Common Stock with an exercise price of $0.50 and a contractual life of 3 years.  The Company evaluated the modification of the maturity extension and the issuance of the warrant as consideration for the extension provided under ASC 470-50, Debt - Modification and Extinguishment, and concluded the modification was significant and resulted in an extinguishment of the debt.  The loss on the extinguishment was calculated to be $9,500 and is recorded in the other income (expense) section of the statement of operations.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 6 – NOTES PAYABLE - continued

Upon maturity of the note on November 30, 2010, the Company and the lender agreed to extend the maturity date for a second time to March 31, 2011.  In consideration for this second extension of the maturity date, the Company issued to the lender a warrant to purchase 100,000 shares of the Company’s Common Stock with an exercise price of $0.55 and contractual life of 5 years.  The Company evaluated the modification of the maturity extension and the issuance of the warrant as consideration for the extension under ASC 470-50, Debt - Modification and Extinguishment, and concluded the modification was significant and resulted in an extinguishment of the debt.  The loss on the extinguishment was calculated to be $89,000 and is recorded in other income (expense) section of the statement of operations.

At maturity of the note on March 31, 2011, the Company and the lender agreed to extinguish the full the outstanding amount of the principal and accrued interest ($52,016) of the debt in exchange for 104,033 shares of the Company’s Common Stock.  The fair market value of the Common Stock issued to the lender for full settlement of the outstanding principal and interest balances on the debt was $144,606.  The difference between the fair market value of the Common Stock issued and the outstanding balances of the principal and interest on the debt was recorded as debt extinguishment loss for approximately $95,000 and is recorded in other income (expense) section of the statement of operations.

On September 2010, the Company entered into financing agreement with an unrelated individual for $100,000.  The note was due on October 28, 2010, was unsecured, and in lieu of cash interest payment, the Company agreed to issue a warrant to purchase 10,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.75 per share and a 5 year contractual life.  The warrant was valued using the Black-Scholes valuation model resulting in a fair value of $7,800.  This amount was recorded as a discount to the face amount of the note and was amortized into interest expense over the life of the note.  The note was repaid in full upon maturity on October 28, 2010.

On September 2010, the Company extinguished an outstanding note plus accrued interest for $27,000 that had been outstanding since September 2009 in exchange for the Company’s Common Stock.  In exchange for full extinguishment of the note, the Company issued 54,000 shares of its Common Stock at a fair market value of $0.87 per share for a total consideration amount of $46,980.  The difference of $19,980 was recorded as a debt extinguishment loss and recorded in other income (expense) section of the statement of operations for the year ended June 30, 2011.

On April 2011, the Company executed a separate financing agreement with the same lender that previously provided the $1,000,000 financing arrangement discussed above.  The Company received $200,000 that matured 90 days following the date of the note.  The note bears no interest but requires the Company to issue to the lender, for each thirty day period of the original term, a warrant to purchase 30,000 shares of the Company’s Common Stock at a price of $0.60 per share over a contractual life of five years.  The Company may also elect, at its option, to extend the maturity date for two (2) thirty day (30-day) periods upon notice of such election to the lender and the issuance of a warrant to purchase up to 50,000 shares of the Company’s Common Stock at a price of $0.60 per share with a contractual life of 5 years for each such extension.  The note is not convertible and no warrant was issued in connection with the issuance of the note so there is no beneficial conversion feature value or debt discount applicable to the origination of the note.  The Company exercised its option to extend the maturity date for 30 days upon maturity date of the June 30, 2011

During January 2011, the Company issued various short-term “plain-vanilla,” non-convertible notes of small increments for total borrowings of $85,000 at an average interest rate of 12%.  No warrants were issued in connection with these financings.  These notes were paid in full prior to the year ended June 30, 2011.

On January 2011, the Company extinguished an outstanding note plus accrued interest for $51,548 which was outstanding since September 2009 in exchange for the Company’s Common Stock.  In exchange for full extinguishment of the note, the Company issued 103,096 shares of its Common Stock at a fair market value of $0.89 per share for a total consideration amount of $91,755.  The difference of $40,207 was recorded as a debt extinguishment loss and recorded in other income (expense) section of the statement of operations for the year ended June 30, 2011.  During the same period, the Company also extinguished another outstanding note plus accrued interest for $76,011 which was outstanding since December 2010 in exchange for the Company’s Common Stock.  In exchange for full extinguishment of the note, the Company issued 152,022 shares of its Common Stock at a fair market value of $0.88 per share for a total consideration amount of $133,779.  The difference of $57,768 was also recorded as a debt extinguishment loss and recorded in other income (expense) section of the statement of operations for the year ended June 30, 2011.

The Company had two other outstanding notes at June 30, 2011 and 2010, both to un-related parties.  On June 13, 2001, the Company signed a convertible debenture note in the original amount of $25,000, due October 13, 2001, and bearing interest at 14% per annum.  On May 22, 2009, the Company signed a promissory note in the amount of $50,000, payable over 10 equal installments beginning on June 1, 2009 and bearing interest at 12% per annum.  The Company is currently in default on both notes

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 6 – NOTES PAYABLE - continued

In June 2009, the Company borrowed $200,000 from three individuals and signed a senior convertible promissory note in that amount, bearing interest at 6%, and had a maturity on December 30, 2009. The holders of that note, when it became due, agreed to convert $150,000 of the principal and the accrued interest on that amount, to Common Stock of the Company according to the terms provided therein. The Company issued 308,916 shares in extinguishment of debt totaling $154,458. On January 4, 2010, the remaining note holders elected to convert the $50,000 remaining principal balance, together with the accrued interest on that amount, to Common Stock of the Company. In connection with this conversion, the Company issued 103,058 shares of Common Stock in extinguishment of debt totaling $51,529.

In June 2009, the Company also borrowed $100,000 from an individual and signed a promissory note in that amount, bearing interest at 8%, was unsecured, and had a maturity date of December 30, 2010.  The holder of this note agreed to convert the principal, and the accrued interest on that amount, to Common Stock of the Company.  On August 18, 2009, the Company issued 202,148 shares of Common Stock in extinguishment of debt totaling $101,074.

Notes Payable - Related Party
Notes payable due to related parties consisted of the following:

	June 30,	June 30,
Notes Payable - Related Party	2011	2010
Various term note with $90,000 face value, interest rate of 10%, matures on July 2010 and January 2011	-	90,000
Less current maturities	-	90,000
Notes Payable - Related Party, long term	-	-

The Company entered into two related party notes during the year ended June 30, 2010. The Company signed a $50,000 note payable to a shareholder that bears 8% annual interest, was unsecured, and was due September 8, 2010.  The Company signed a note payable to a company owned by a related party, in the amount of $40,000, bearing interest at 10%, is unsecured, and payable on demand.  On June 4, 2010, the Company also signed a $30,000 short-term note payable to an unrelated individual, bearing interest at 8%, is unsecured, and due on demand. During the fiscal year ended June 30, 2010, the Company also signed a note with an unrelated party totaling $25,000 bearing 8% annual interest, is unsecured, and is due on demand.

On December 31, 2008, the Company executed two related party convertible promissory notes to a company owned by that related party, in payment for services and advances made to or on behalf of the Company.  One note was in the principal amount of $100,000 and the other in the principal amount of $101,591, both bearing interest at the rate of 10% per annum, was unsecured and due on December 31, 2009.   In August 2009, the holder of the notes agreed to convert the principal amounts of the notes, and the accrued interest on those amounts, to equity.  The Company issued 456,653 shares of Common Stock in extinguishment of debt totaling $208,067.

Below is a table summarizing the required payments on outstanding debt over the next five years:

Year	Amount of Principal Payments Due
2012	$340,398
2013	500,000
2014	500,000
2015	-
2016	-
Total	$1,340,398

NOTE 7 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares Allocated	Shares Outstanding	Liquidation Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	1,112,000	1,281,228
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	1,636,044	$1,765,327

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 7 – CONVERTIBLE PREFERRED STOCK - continued

The Company's Series A Convertible Preferred Stock ("Series A Preferred") is convertible into Common Stock at the rate of 0.025 share of Common stock for each share of the Series A Preferred. Dividends of $0.50 per share annually from date of issue, are payable from retained earnings,  but have not been declared or paid.

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

Due to the fact that the Series A-1 Preferred has certain features of debt and is redeemable, the Company analyzed the Series A-1 Preferred in accordance with ASC 480 and ASC 815 to determine if classification within permanent equity was appropriate.  Based on the fact that the redeemable nature of the stock and all cash payments are at the option of the Company, it is assumed that payments will be made in shares of the Company’s Common Stock and therefore, the instruments are afforded permanent equity treatment.

The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred") is convertible at the rate of 0.067 share of Common Stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum and have not been declared or paid.

The Company's Series C Convertible Preferred Stock ("Series C Preferred") is convertible at a rate of 0.007 share of Common Stock per share of Series C Preferred.  Holders are entitled to dividends only to the extent of the holders of the Company’s Common Stock receive dividends.

The Company's Series D Convertible Preferred Stock ("Series D Preferred") is convertible at a rate of 0.034 share of Common Stock per share of Series D Preferred.  Holders are entitled to a proportionate share of any dividends paid as though they were holders of the number of shares of Common Stock of the Company into which their shares of are convertible as of the record date fixed for the determination of the holders of Common Stock of the Company entitled to receive such distribution.

The Company's Series E Convertible Preferred Stock ("Series E Preferred") is convertible at a rate of 0.034 share of Common Stock per share of Series E Preferred. Holders are entitled to a proportionate share of any dividends paid as though they were holders of the number of shares of Common Stock of the Company into which their shares of are convertible as of the record date fixed for the determination of the holders of Common Stock of the Company entitled to receive such distribution.

The Company's Series P Convertible Preferred Stock ("Series P Preferred") is convertible at a rate of 0.007 share of Common Stock for each share of Series P Preferred. Holders are entitled to dividends only to the extent of the holders of the Company’s Common Stock receive dividends.

In the event of a liquidation, dissolution or winding up of the affairs of the Company, holders of Series A Preferred Stock, Series P Convertible Preferred Stock, Series C Convertible Preferred Stock have no liquidation preference over holders of the Company’s Common Stock.  Holders of Second Series B Preferred Stock have a liquidation preference over holders of the Company’s Common Stock and the Company’s Series A Preferred Stock.  Holders of Series D Preferred Stock are entitled to receive, before any distribution is made with respect to the Company’s Common Stock, a preferential payment at a rate per each whole share of Series D Preferred Stock equal to $1.00.  Holders of Series E Preferred Stock are entitled to receive, after the preferential payment in full to holders of outstanding shares of Series D Preferred Stock but before any distribution is made with respect to the Company’s Common Stock, a preferential payment at a rate per each whole share of Series E Preferred Stock equal to $1.00.  Holders of Series A-1 Preferred Stock are superior in rank to the Company’s Common Stock and to all other series of Preferred Stock heretofore designated with respect to dividends and liquidation.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 7 – CONVERTIBLE PREFERRED STOCK - continued

The activity surrounding the issuances of the Preferred Stock is as follows:

During the fiscal years ended June 30, 2011 and 2010, the Company issued 1,187,000 and 96,429 shares of Series A-1 Preferred Stock for $1,165,712 and $60,750 in cash, net of $21,288 and $6,750 of issuance costs, respectively.

During the fiscal year ended June 30, 2011, these shares, and the dividends accrued thereon, were converted into 206,099 shares of Common Stock.  In conjunction with this issuance, the Company recognized an associated beneficial conversion feature based on the convertibility of the Preferred Shares into Common Shares at a ratio of 2 to 1.  This resulted in an effective exercise price of $0.50 per share.  The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the Common Stock on the dates of issuance and is capped  at the face value of the offering, in this case $1,187,000. The conversion feature was recorded in additional paid-in capital and the Preferred Stock was accreted to face value over six months, the first date the note holder could convert the security.  As of June 30, 2011, remaining unamortized BCF was $413,672.

During the fiscal year ended June 30, 2010, these shares, and the dividends accrued thereon, were converted into 196,782 shares of Common Stock.  In conjunction with this issuance, the Company recognized a beneficial conversion feature (“BCF”) based on the conversion ratio of 2 Preferred Shares for each Common .  Adding the BCF resulted in an effective exercise price of $0.35 per share.  The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the Common Stock on the dates of issuance.  The  BCF value is capped  at the face value of the offering which in this case was $67,500. The BCF was recorded in additional paid-in capital and the Preferred Stock was accreted to face value from the date of issuance through the first date the note holder could convert the security, which was six months,.  As of June 30, 2010 the BCF was fully amortized.

During the fiscal year ended June 30, 2010, the outstanding Preferred Stock accumulated $21,300 in dividends; in fiscal year ended June 30, 2011 it accumulated $43,713 in dividends on outstanding Preferred Stock.  The cumulative dividends in arrears through June 30, 2011 were approximately $217,003.

NOTE 8 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 30,916,182 were issued outstanding as of June 30, 2011.  The activity surrounding the issuances of the Common Stock is as follows:

Fiscal Year Ended June 30, 2011
During the fiscal year ended June 30, 2011, the Company issued 1,847,501 common shares for net cash proceeds of $1,001,912 and 351,983 common shares for exercised warrants and options for total cash proceeds of $129,567.  The Company issued 206,099 shares of Common Stock for the conversion of 100,000 shares of Preferred Stock.  The Company also issued 1,332,182 shares of Common Stock to employees and non-employees for services rendered to the Company valued at $1,616,999, based on the market price of the stock on the day of issuance.  During the fiscal year ended June 30, 2011, the Company recognized $1,228,273 worth of Common Stock and warrants issued in advance of services.  The value of these shares have been capitalized and will be recognized in expenses over the life of the agreements under which they were issued. The Company also issued 1,232,452 shares of Common Stock with a market value of $864,471 was issued in conversion of liabilities.

Fiscal Year Ended June 30, 2010
During the fiscal year ended June 30, 2010, the Company issued 4,280,422 shares of Common Stock for net cash proceeds of $2,401,643 and 399,989 common shares for exercised warrants and options for total cash proceeds of $239,709.  The Company issued 628,995 shares of Common Stock in conversion of 296,429 shares of Preferred Stock. The Company also issued 2,681,459 shares of Common Stock to employees and non-employees for services rendered to the Company valued at $2,108,056, based on the market price of the stock on the day of issuance.  During the fiscal year ended June 30, 201, the Company amortized $129,968 worth of Common Stock in advance of services.  The value of these shares is being recognized in expenses over the life of the agreements under which they were issued. The Company also issued 1,233,456 shares of Common Stock with a market value of $710,685 was issued in conversion of liabilities.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 9 – STOCK PURCHASE OPTIONS AND WARRANTS

The Board of Directors on June 10, 2009 approved the 2009 Long-Term Stock Incentive Plan.  The purpose of the 2009 Long-term Stock Incentive Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Long-Term Stock Incentive Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company's Common Stock is reserved for issuance under stock options to be issued under the 2009 Long-Term Stock Incentive Plan.  The Plan permits the grant of incentive stock options, nonstatutory stock options and restricted stock awards.  The 2009 Long-Term Stock Incentive Plan is administered by the Board of Directors or, at its direction, a Compensation Committee comprised of officers of the Company.

Through June 30, 2011, the Company granted options to employees to purchase in the aggregate 312,000 shares of the Company’s Common Stock.  The exercise period for the grants range from two to three years from the respective dates of the grants, and exercise prices ranged from $0.77 to $1.35.  During the fiscal year ended June 30, 2011, the number of options exercised and cancelled were 20,000 and 51,000 shares, respectively.

Through June 30, 2010, the Company had granted options to employees to purchase, in the aggregate, 381,000 shares of the Company’s Common Stock. The exercise periods for each of the grants range from two to three years from the date of grant, and the exercise price in each instance ranged from $0.35 to $0.80.  During the fiscal year ended June 30, 2010, the number of options exercised was 28,571, while there were no cancellation of any options.

The fair value of each option award is calculated on the date of grant using a Black-Scholes option valuation model that uses the assumptions in the table below. Expected volatilities are based on the Company’s historical volatility. The expected term is estimated via application of the simplified method set forth in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and historical information regarding employee attrition. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted:

	2011	2010
Expected volatility	114 - 129%	102 - 245%
Expected dividends	0%	0%
Expected term (years)	3	1.5
Risk-free interest rate	0.84 – 1.33%	1.2 - 2.6%

Total compensation expense associated with stock awards under the Long-Term Stock Incentive Plan was $437,900 and $121,142 for the years ended June 30, 2011 and 2010, respectively. Included in the compensation expense with stock award for the year ended June 30, 2011 is $109,334 of additional compensation charges in connection with a modification of several outstanding stock awards where the contractual life of the award was extended by another 2 years and a cashless exercise provision was added to the contract.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 9 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table summarizes the changes in options outstanding under the 2009 Stock Incentive Plan and the related prices for the shares of the Company’s Common Stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2009	85,000	$0.80	$0.74
Granted	381,000	0.51	0.44
Exercised	(28,571)	0.35	0.46
Cancelled	-	-	-
Outstanding as of June 30, 2010	437,429	$0.58	$0.50
Granted	312,000	1.21	1.18
Exercised	(20,000)	0.52	0.46
Cancelled/Expired	(51,000)	0.70	0.53
Outstanding at June 30, 2011	678,429	0.86	0.80
Exercisable at June 30, 2011	580,096	$1.08	$0.84

In addition to the options issued under the Long-Term Stock Incentive Plan, the Company issued warrants to employees and non-employees for services provided to the Company.  The fair value of each warrant is calculated on the date of grant using a Black-Scholes option valuation model that uses the assumptions in the table below. Expected volatilities are based on historical volatility of publicly-traded comparables in the industry. The expected term is estimated via application of the simplified method set forth in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, and historical information regarding employee attrition. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted:

	2011	2010
Expected volatility	114 - 259%	102 - 245%
Expected dividends	0%	0%
Expected term (years)	3-10	3-10
Risk-free interest rate	0.15 – 2.27%	1.2 - 2.6%

Share-based compensation recognized within General and Administrative Expenses for the fiscal year ended June 30, 2011 totaled an additional $1,426,864 for total share-based compensation from warrants of $1,864,764 recognized during the year.  Share-based compensation recognized within General and Administrative Expenses for the fiscal year ended June 30, 2010 totaled an additional $643,472 for total warrant share-based compensation of $764,614 recognized during the year.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s Common Stock issued to employees and non-employees of the Company. These warrants were granted to investors, lenders and, in other instances, in lieu of cash compensation for services performed.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2009	3,051,921	$2.91	$1.92
Granted	2,180,750	0.53	0.59
Exercised	(399,989)	0.60	0.44
Cancelled	(1,052,033)	4.04	2.05
Outstanding as of June 30, 2010	3,780,649	$1.45	$2.32
Granted	2,905,868	0.97	1.10
Exercised	(330,833)	0.36	0.36
Cancelled/Expired	(599,304)	3.10	1.60
Outstanding at June 30, 2011	5,756,380	$0.86	$1.06
Exercisable at June 30, 2011	5,684,713	$0.87	$1.07

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 10 – INCOME TAXES

The components of the income tax (benefit) provision are as follows:

As of
	June 30, 2011	June 30, 2010
Current
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred
Federal	-	-
State	-	-
Total Deferred	-	-

Income tax provision	$-	$-

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	As of
	June 30, 2011	June 30, 2010
Income tax benefit based on federal statutory rate	$(3,095,000)	$(1,813,000)
State income tax benefit, net of federal income tax	(183,000)	(356,000)
Change in deferred tax valuation allowance	2,071,000	(1,313,000)
Other, net	1,207,000	3,482,000
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of
	June 30, 2011	June 30, 2010
Deferred tax assets:
Debt extinguishment	$298,000	$-
Domestic net operating loss carryforwards	5,793,000	4,020,000
Total gross deferred tax assets	6,091,000	4,020,000

Less valuation allowance on deferred tax assets	(6,091,000)	(4,020,000)
Net deferred tax assets	-	-

Deferred tax liabilities:
Deferred costs	-	-

Total deferred tax liabilities	-	-
Net deferred taxes	$-	$-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 10 – INCOME TAXES - continued

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

The Company files U.S. federal and Arizona income tax returns. Our major tax jurisdictions are U.S. federal and the State of Arizona and are subject to tax examinations for the open years from 2007 through 2010.

As of June 30, 2011, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15.5 million and $15.5 million, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future year subject to limitations of Section382 of the Internal Revenue Code for federal income and Arizona tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.  If not utilized, the federal and state net operating loss carry-forwards will begin expiring in 2011.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. In addition, from time to time, third parties may assert intellectual property infringement claims against the Company in the form of letters and other forms of communication. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, prospects, cash flows, financial position and brand.  Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, at June 30, 2011, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

Lease Agreements

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-to-month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

We are leasing office space on a month-to-month basis in West Hollywood, California.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a two-year lease expiring on July 31, 2013.  The total lease expense for both facilities is approximately $11,800 per month, and the total remaining obligations under these leases at June 30, 2011 were approximately $115,000.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

Rent expense for the year ended June 30, 2011 was $483,112, of which $397,487 was paid in cash and $85,626 of which was paid in Common Stock.  Rent expense for the year ended June 30, 2010 was $329,379 paid in cash and Common Stock and $31,929 paid in barter and included in barter expense.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2012	$158,364
2013	51,660
2014	4,305
2015	-0-
2016	-0-
Thereafter	-0-
Total	$214,329

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2011 were approximately $217,003.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company raised $625,000 in loans from a related party.  The notes are due one year from issuance. In lieu of interest on $375,000 of the notes for the first quarter that the notes are outstanding, the Company will issue 110,000 warrants to purchase shares of the Company’s Common Stock at $0.40 per share for a period of 5 years.  Subsequently, cash-pay interest will accrue at 15%.  The remaining $250,000 note bears interest at 15% per annum, payable monthly.  The $250,000 note is also convertible into Common Stock at a conversion price of $0.40 per share.

The Company raised an additional $225,000 in loans from third parties.  The notes are due 90 days from origination, pay interest at a rate of 10-12%, and include 12,500 warrants.  The warrants are exercisable into the Company’s Common Stock over a 5 year period  at $0.50 per share.