Form 10-Q/A
period 2010-12-31
STUDIO ONE MEDIA, INC.
filed 2011-11-17
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10- Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended December 31, 2010 (the “Original Report”) and is being filed by Studio One Media, Inc. (the “Company”) to correct certain errors that occurred in the filing of the Original Report.
On November 3, 2011, management became aware of accounting errors that were made in the previously filed SEC Form 10-Q for the quarter ended December 31, 2010.  The errors relate to the accounting of various note payable agreements that were renegotiated during the period as well as valuations of various stock awards issued to employees and non-employees.  The Company originally recorded the amended agreements as debt modifications.  Subsequently management determined that the amendments should have been recorded as debt extinguishments pursuant to ASC 470.

During the audit of its fiscal year ended June 30, 2011, the Company also determined that it incorrectly recorded $368,392 in accounts payable relating to the purchase of a new studio that was not delivered by December 31, 2010.  Even though an agreement was finalized, because the Company did not take possession of the studio, the amount was not deemed due and payable and the asset should not have been recorded.
The Company evaluated these errors individually and in the aggregate and determined that a restatement of the Form 10-Q for the aforementioned quarterly period is necessary and required.  See Note 8 – Restatement of Financial Statements for a detailed breakdown of the error made and its effect on the previously filed financials statements.
Unless expressly noted otherwise, the disclosures in this Form 10-Q/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  For additional information on subsequent events, the reader should refer to the Forms 10-Q, 10-K and Forms 8-K the Company has filed in 2011.  The filing of this Form 10-Q/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I - FINANCIAL INFORMATION

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$301,683	$632,980
Prepaid Expenses	288,389	329,406
Other Receivable	3,069	16,968
Notes Receivable	125,000	127,500

Total Current Assets	718,141	1,106,854

Property and Equipment, net	873,757	673,384
Property and Equipment, yet to be placed in service	754,445	605,644

Intangible Assets, net	280,391	310,673

Other Assets
Deposits	99,863	102,863
Prepaid Expenses	-	49,188
Debt Issuance Costs	42,995	23,692

Total Other Assets	142,858	175,743

Total Assets	$2,769,592	$2,872,298

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,019,801	$815,686
Notes Payable - Related Party	50,000	90,000
Notes Payable, net of discount of $39,682 and $0, respectively	383,216	120,398

Total Current Liabilities	1,453,017	1,026,084

Long-Term Liabilities
Convertible Notes Payable, net of discount of $813,347 and $458,029, respectively	147,786	41,971

Total Liabilities	1,600,803	1,068,055

Stockholders' Equity
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; issued and outstanding are 744,044
and 549,044, respectively	744	549
Common Stock, authorized 100,000,000 shares,
par value $0.001; issued and outstanding are 27,483,768 and
25,891,768 shares, respectively	27,484	25,892
Additional Paid In Capital	25,245,090	22,346,842
Accumulated Deficit	(24,104,529	(20,569,040)

Total Stockholders' Equity	1,168,789	1,804,243

Total Liabilities and Stockholders' Equity	$2,769,592	$2,872,298

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

REVENUES
Session Revenues	$113,340	$26,385	$206,510	$45,085
Advertising Revenues	1,500	10,643	9,000	21,286
AfterMaster Revenues	16,600	-	18,800	-

Total Revenues	131,440	37,028	234,310	66,371

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	118,601	39,973	239,806	81,228
Cost of Barter Exchanges	102,800	24,643	177,050	46,286
Depreciation and Amortization Expense	83,246	45,987	157,624	84,409
General and Administrative Expenses	1,120,995	1,122,331	2,361,472	2,550,458

Total Costs and Expenses	1,425,642	1,232,934	2,935,952	2,762,381

Loss from Operations	(1,294,202)	(1,195,906)	(2,701,642)	(2,696,010)

Other Income (Expense)
Interest Expense	(177,044)	(5,372)	(264,074)	(15,548)
Interest Income	-	3,739	-	8,061
Gain on Disposal of Property	-	-	73,502	-
Loss on Extinguishment of Debt	(643,275)	-	(643,275)	-

Total Other Income (Expense)	(820,319)	(1,633)	(833,847)	(7,487)

Loss Before Income Taxes	(2,114,521)	(1,197,539)	(3,535,489)	(2,703,497)
Income Tax Expense	-	-	-	-

NET LOSS	$(2,114,521)	$(1,197,539)	$(3,535,489)	$(2,703,497)

Preferred Stock Accretion and Dividends	(51,484)	-	(54,384)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,166,005)	$(1,197,539)	$(3,589,873)	$(2,703,497)

Basic and Diluted Loss Per Share of Common Stock	$(0.08)	$(0.06)	$(0.14)	$(0.15)

Weighted Average Number of Shares Outstanding	27,011,922	19,616,270	26,290,376	18,475,203

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
							Common
							Stock
					Additional	Common	Issued		Total
	Preferred Stock		Common Stock		Paid In	Shares	in Advance	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	to be Issued	for Services	Deficit	Equity

Balance, June 30, 2009	774,044	$774	16,417,447	$16,417	$15,039,491	$24,000	$(48,153)	$(15,237,122)	$(204,593)

Common shares issued in conversion
of preferred shares	(296,429)	(296)	628,995	629	(333)	-	-	-	-

Common shares issued for assets	-	-	250,000	250	249,750	-	-	-	250,000

Common shares issued for cash	-	-	4,280,422	4,281	2,397,362	-	-	-	2,401,643

Warrants and options exercised for cash	-	-	399,989	400	239,309	-	-	-	239,709

Common shares issued in conversion
of debt and extinguishment of liabilities	-	-	1,233,456	1,233	709,452	-	-	-	710,685

Share-based compensation - common shares	-	-	2,401,689	2,402	1,949,224	(24,000)	48,153	-	1,975,779

Share-based compensation - warrants	-	-	-	-	764,614	-	-	-	764,614

Share-based compensation - shares to be issued	-	-	279,770	280	156,150	-	-	-	156,430

Common shares issued in advance of services	-	-	-	-	129,968	-	-	-	129,968

Warrants issued in advance of services	-	-	-	-	197,176	-	-	-	197,176

Beneficial conversion feature on issuance
of convertible debt	-	-	-	-	421,150	-	-	-	421,150

Warrants issued in connection to issuance	-	-	-	-	82,850	-	-	-	82,850
of convertible debt

Preferred shares issued for cash	96,429	96	-	-	60,654	-	-	-	60,750

Preferred shares repurchased	(25,000)	(25)	-	-	(49,975)	-	-	-	(50,000)

Net Loss for the Year Ended
June 30, 2010	-	-	-	-	-	-	-	(2,703,497)	(2,703,497)

Consolidated Statements of Stockholders' Equity - continued

Balance, June 30, 2010	549,044	549	25,891,768	25,892	22,346,842	-	-	(20,569,040)	4,432,664

Preferred shares issued for cash (unaudited)	195,000	195	-	-	194,805	-	-	-	195,000

Common shares issued for cash (unaudited)	-	-	92,500	93	42,601	-	-	-	42,694

Warrants and options exercised for cash (unaudited)	-	-	235,833	235	118,931	-	-	-	119,166

Common shares issued in conversion
of debt and extinguishment of liabilities (unaudited)	-	-	440,406	441	327,921	-	-	-	328,362

Share-based compensation - common shares (unaudited)	-	-	792,397	792	739,112	-	-	-	739,904

Share-based compensation - warrants (unaudited)	-	-	-	-	166,877	-	-	-	166,877

Warrants and common shares issued in advance of services (unaudited)	-	-	30,864	31	380,876	-	-	-	380,907

Beneficial conversion feature on issuance
of convertible debt (unaudited)	-	-	-	-	858,396	-	-	-	858,396

Warrants issued in connection to issuance
of convertible debt (unaudited)	-	-	-	-	68,729	-	-	-	68,729

Net Loss for the six months ended
December 31, 2010 (unaudited)	-	-	-	-	-	-	-	(3,535,489)	(3,535,489)

Balance, December 31, 2010 (unaudited)	744,044	$744	27,483,768	$27,484	$25,245,090	$-	$-	$(24,104,529)	$3,797,210

The accompanying notes are an integral part of these condolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009

OPERATING ACTIVITIES

Net Loss	$(3,535,489)	$(2,703,497)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	157,624	84,409
Share-based compensation - common stock	739,904	1,490,338
Share-based compensation - warrants	166,877
Amortization of debt discount and issuance costs	139,599	-
Loss on extinguishment of debt	643,275	9,939
Gain on conversion of preferred shares	-	(36,475)
Changes in Operating Assets and Liabilities:
Accrued interest receivable	-	(8,061)
Other receivables	16,399	-
Prepaid expenses	433,865	(3,372)
Deposits	3,000	(2,454)
Accounts payable and accrued expenses	235,805	(303,744)

Net Cash Used in Operating Activities	(999,141)	(1,472,917)

INVESTING ACTIVITIES

Purchase of property and equipment	(566,715)	(39,732)
Proceeds from disposal of property	90,199	-

Net Cash Used in Investing Activities	(476,516)	(39,732)

FINANCING ACTIVITIES

Preferred stock issued for cash	195,000	67,500
Common stock issued for cash	42,694	855,500
Warrants and options exercised for cash	119,166	163,042
Repayments of notes payable - related party	(40,000)	-
Repayment of notes payable	(40,000)	-
Proceeds from notes payable	867,500	125,000

Net Cash from Financing Activities	1,144,360	1,211,042

NET DECREASE IN CASH	(331,297)	(301,607)
CASH AT BEGINNING OF PERIOD	632,980	439,474

CASH AT END OF PERIOD	$301,683	$137,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$5,525	$696
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to extinguish debt and liabilities	$328,362	$666,812
Stock and warrants issued for prepaid services	380,907	-
Warrants and beneficial conversion feature on issuance of convertible debt	927,125	-
Common stock issued for intangible assets	-	250,000

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $24,104,529 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

The fair value of the Company’s notes payable at December 31, 2010 is approximately $1,472,898 (carrying value of $531,002).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

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

NOTE 4 – NOTES PAYABLE

During fiscal year ended June 30, 2010, the Company entered into a financing agreement with an unrelated third party to fund up to $1,000,000 in four equal increment tranches in exchange for the Company issuing convertible note at each tranche with a conversion rate of $0.50 as well as 50,000 shares of warrant with a contractual life of 5 years to purchase Company’s common stock at $0.50 per share. The proceeds of each advance by the lender to the Company are to be used to manufacture, ship, install and operate MyStudios, which serve as collateral for such advance. Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years from the advance dates, and a security agreement granting the lender a first lien on specified studios. As noted above, the principal and interest on these notes may be converted at the lender’s option into Common Stock based on a conversion price of fifty cents ($0.50) per share.  At December 31, 2011, the lender had advanced a total of $1,000,000 under this financing agreement, and the Company granted 200,000 warrants to the lender.  The intrinsic value of the beneficial conversion feature and the debt discount associated with the warrants issued in connection with the convertible debts were recorded based on the relative fair value of the warrants in relation to the debt in accordance with ASC 470-20-25-2.  The total initial beneficial conversion feature recorded for all four tranches equaled $827,271 whereas the warrants, which were valued using a Black-Schole valuation model, resulted in a initial total debt discount of $140,429.  The initial recorded beneficial conversion feature and debt discounts for Tranche III included in the above amounts were subsequently adjusted to reflect the modification of the terms embedded in the host debt.

On August 19, 2010, the Company issued a convertible note for $250,000 under the above $1,000,000 financing agreement (Tranche III).  The note contained conversion rate feature and issued a warrant to purchase 50,000 share of the Company’s common stock at $.50 per share exercisable for 5 years pursuant to the umbrella financing agreement discussed above.  The Company recorded a beneficial conversion feature of $186,350 and a debt discount for $31,350 for this financing transaction.  Moreover, in connection with the Tranche III funding, the Company also issued to the lender an option, embedded in the convertible note and at the lender’s discretion, to put the converted common stock back to the Company at $0.60 per share.  The embedded put option was evaluated and deemed to not meet the definition of a derivative and as such, was not bifurcated and accounted for as a derivative.  Subsequent to the origination of the Tranche III, the Company then provided to the lender four separate amendments in which at each amendment, the maturity date of the put option was extended.

For the first amendment, the Company extended the maturity date of the put option with no consideration given to the lender.  For amendments two through four, the Company issued to the lender and its agent warrant to purchase common stocks of the Company.

STUDIO ONE MEDIA, INC
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 4 – NOTES PAYABLE - continued

For amendment two which occurred on November 15, 2010, the Company issued to the lender and its agent warrant with a contract life of 5 year to purchase 25,000 and 10,000 shares, respectively, of the Company’s common stock at $0.40 per share.  The fair value of these warrants issued were $18,558 and $7,423, respectively, calculated using the black-schole valuation model.

For the third amendment which occurred on November 22, 2010, the Company, the Company issued to the lender and its agent another warrant with a contract life of 5 year to purchase 25,000 and 10,000 shares, respectively, of the Company’s common stock at $0.40 per share.  The fair value of these warrants issued were $21,182 and $8,473, respectively, calculated using the black-schole valuation model.

For the fourth amendment which occurred on December 7, 2010, the Company issued to the lender and its agent warrant with a contract life of 5 year to purchase 50,000 and 25,000 shares, respectively, of the Company’s common stock at $0.40 per share.  The fair value of these warrants issued were $43,843 and $21,922, respectively, calculated using the black-schole valuation model.

The Company evaluated each of the amendments under ASC 470-50, Debt - Modification and Extinguishment, and concluded that while Amendments one and two were not deemed to be significant, Amendments three and four resulted in significant and consequential changes to the economic substance of the debt and thus resulted in extinguishment of the debt.

The extinguishment loss related to each of the amendment is summarized below:

First Amendment – October 29, 2010	$0
Second Amendment – November 15, 2010	$0
Third Amendment – November 22, 2010	$234,802
Fourth Amendment – December 7, 2010	$263,843
Total	$498,645

The above extinguishment loss is recorded in other income and expense section of the statement of operations.

On September 28, 2010, the Company, the Company entered into a short term one month financing agreement with an unrelated individual for $50,000 with a maturity date of October 2010.  There were no conversion features provided or warrant issued in connection with this transaction.  On maturity date of the loan, the Company and the lender agreed to extend the maturity date for one additional month to November 30, 2010, and in consideration for the extension, the Company issued to the lender a warrant to purchase 10,000 shares of the Company’s common stock with an exercise price of $0.50 and a contractual life of 3 years.  The Company evaluated the modification of the maturity extension and the issuance of the warrant as consideration for the extension provided under ASC 470-50, Debt - Modification and Extinguishment and concluded the modification was significant and resulted in an extinguishment of the debt.  The loss on the extinguishment was calculated to be $9,500 and is recorded in other income (expense) section of the statement of operations.

Upon maturity of the note on November 30, 2010, the Company and the lender agreed to extend the maturity date for the second time now to March 31, 2011.  In consideration for this second extension of the maturity date, the Company issued to the lender warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.55 and contractual life of 5 years.  The Company evaluated the modification of the maturity extension and the issuance of the warrant as consideration for the extension under ASC 470-50, Debt - Modification and Extinguishment and concluded the modification was significant and resulted in an extinguishment of the debt.  The loss on the extinguishment was calculated to be $89,000 and is recorded in other income (expense) section of the statement of operations.

On September 29, 2010, the Company entered into financing agreement with an unrelated individual for $100,000.  The note was due on October 28, 2010, is unsecured, and in lieu of cash interest payment, the Company agreed to issue warrant to purchase 10,000 share of Company’s common stock.  The warrant has an exercise price of $0.75 per share and a 5 year contractual life.  The warrant was valued using the Black-Scholes valuation model resulting in a fair value of $7,800.  This amount was recorded as a discount to the face amount of the note and has been amortized into interest expense over the life of the note.  The note was repaid in full upon maturity on October 28, 2010.

STUDIO ONE MEDIA, INC
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 4 – NOTES PAYABLE - continued

On September 17, 2010, the Company extinguished an outstanding note plus accrued interest for $27,000 that has been outstanding since September 2009 in exchange for Company’s common stock.  In exchange for full extinguishment of the note, the Company issued 54,000 shares of its common stock at a fair market value of $0.87 per share for a total consideration amount of $46,980.  The difference of $19,980 was recorded as a debt extinguishment loss and recorded in other income (expense) section of the statement of operations for the year ended June 30, 2011.

On November 17 and 30, 2010, the Company issued convertible notes to three unrelated individuals for a total of $132,500.  The notes bear interest at12% per annum and mature six month from the origination date.  The notes are convertible into Company’s common stock at $0.65 per share.  The Company calculated a total intrinsic beneficial conversion feature value of $48,923 for these three convertible notes which is being amortized over the life of the note.  These three notes were all converted into common stock at maturity date pursuant to the original conversion terms.

On December 29, 2010, the Company issued a convertible note for $250,000 under the above financing agreement for $1,000,000 (Tranche IV).  The note contained conversion rate feature and issued a warrant to purchase 50,000 share of the Company’s common stock at $.50 per share exercisable for 5 years pursuant to the umbrella financing agreement discussed.  The Company calculated the black-scholes value of the warrant and recorded the warrant and intrinsic beneficial conversion feature value based on their relative fair value.  The Company notes that the calculated amount exceeds the face amount of the note and as such the allocated amount of the debt discount and beneficial conversion feature was limited to the face amount of the note.  Hence, the Company recorded a beneficial conversion feature of $212,621 and a debt discount for $37.379 for this financing transaction.

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

The Preferred Stock have a liquidation preference of $738,752 at December 31, 2010.

NOTE 5 – COMMON STOCK

During the six months ended December 31, 2010, the Company issued 92,500 Common shares for $42,694 in net cash proceeds and issued 792,397 shares of the Company’s Common Stock to employees and non-employees for services rendered to the Company valued at $739,904, based on the market price of the stock on the day of issuance.  The Company also issued 235,833 shares of common stock for warrants exercised for cash totaling $119,166 and 440,406 shares of Common Stock to extinguish accounts payable, notes payable and accrued interest totaling $328,362. The Company also issued 30,864 common shares for services valued at $380,907 based on the quoted market price on the date of issuance which have been recorded as prepaid expenses.

NOTE 6 – STOCK PURCHASE OPTIONS AND WARRANTS

During the six months ended December 31, 2010, the estimated value of the compensatory Common Stock purchase warrants and stock options granted to employees and non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2-5 years, a risk free interest rate of 0.26%-2.09%, a dividend yield of 0% and volatility of 77%-293%%. The amount of the stock-based compensation charged to expenses for compensatory options and warrants granted in exchange for services was $166,877 and is included in General and Administrative Expenses.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this Report and determined that there are no material subsequent events to report.

STUDIO ONE MEDIA, INC
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS

On November 3, 2011, management became aware of accounting errors that were made in the previously filed SEC Form 10-Q for the period ended December 31, 2010.  The errors relate to the accounting of various note payable agreements that were renegotiated during the period.  The Company originally recorded the amended agreements as debt modifications.  Subsequently management determined that the amendments should have been recorded as debt extinguishments pursuant to ASC 470.  While the Management reviewed the accounting surrounding the accounting for its debt, errors surrounding the valuation of certain stock awards to employees and non-employees were discovered that, when viewed separately from the debt modification, do not have a material effect on the financial statements as presented, however the Company has decided to also include corrections for these items.

During the audit of its fiscal year ended June 30, 2011, the Company also determined that it incorrectly recorded $368,392 in accounts payable relating to the purchase of a new studio that was not delivered by December 31, 2010.  Even though an agreement was finalized, because the Company did not take possession of the studio, the amount was not deemed due and payable and the asset should not have been recorded.

The corrected errors resulting from the modified debt affect the following amounts and balances as of the period end: debt discount associated with the modified debt, the amount of prepaid debt issuance costs, the amortization of the debt discounts, debt discount and beneficial conversion features, additional paid-in capital, interest expense, and the loss on extinguishment of debt.

The corrected errors resulting from the revaluations of stock awards affect the following amounts and balances as of the period end: prepaid expenses, additional paid-in capital, and general and administrative expenses.

The corrected errors resulting from the accounts payable elimination affect the following amounts and balances as of the period end: accounts payable and accrued expenses and property and equipment, yet to be placed in service.

The Company evaluated these errors individually and in the aggregate and determined that a restatement of the Form 10-Q for the aforementioned quarterly period is necessary and required.  A comparison of the summarized financial statements as revised and as originally presented is a follows:

Consolidated Balance Sheets
(Unaudited)

	December 31,	December 31,	December 31,
	2010	2010	2010
ASSETS	(As Originally Filed)	(Restated)	(Difference)

CURRENT ASSETS
Cash	$301,683	$301,683	$-
Prepaid Expenses	304,101	288,389	(15,712)
Other Receivable	3,069	3,069	-
Notes Receivable	125,000	125,000	-
Total Current Assets	733,853	718,141	(15,712)

Property and Equipment, net	873,757	873,757	-
Property and Equipment, yet to be placed in service	1,122,837	754,445	(368,392)
Intangible Assets, net	280,391	280,391	-

OTHER ASSETS
Deposits	99,863	99,863	-
Prepaid Expenses	48,146	-	(48,146)
Debt Issuance Costs	60,341	42,995	(17,346)
TOTAL ASSETS	$3,219,188	$2,769,592	$(449,596)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,388,193	$1,019,801	$(368,392)
Notes Payable - Related Party	50,000	50,000	-
Notes Payable, net of discount of $39,682 and $0, respectively	383,216	383,216	-
Total Current Liabilities	1,821,409	1,453,017	(368,392)

LONG-TERM LIABILITIES
Convertible Notes Payable	186,653	147,786	(38,867)
TOTAL LIABILITIES	2,008,062	1,600,803	(407,259)

STOCKHOLDERS' EQUITY

Preferred stock	744	744	-
Common stock	27,484	27,484	-
Additional paid-in capital	24,768,699	25,245,090	476,391
Accumulated deficit	(23,585,801)	(24,104,529)	(518,728)

Total Stockholders' Equity	1,211,126	1,168,789	(42,337)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,219,188	$2,769,592	$(449,596)

STUDIO ONE MEDIA, INC
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS - continued

Consolidated Statements of Operations
(Unaudited)

	For the	For the	For the
	Three Months	Three Months	Three Months
	December 31,	December 31,	December 31,
	2010	2010	2010
	(Originally Filed)	(Restated)	(Difference)

REVENUES	$131,440	$131,440	$-

OPERATING EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	118,601	118,601	-
Cost of Barter Exchanges	102,800	102,800	-
Depreciation and Amortization Expense	83,246	83,246	-
General and Administrative Expenses	1,051,161	1,120,995	69,834
Total Costs and Expenses	1,355,808	1,425,642	69,834

LOSS FROM OPERATIONS	$(1,224,368)	$(1,294,202)	$(69,834)

OTHER INCOME (EXPENSE)
Interest Expense	(278,711)	(177,044)	101,667
Interest Income	-	-	-
Gain on Disposal of Property	-	-	-
Loss on Extinguishment of Debt	(92,714)	(643,275)	(550,561)
Total Other Income and Expense	(371,425)	(820,319)	(448,894)

NET LOSS	(1,595,793)	(2,114,521)	(518,728)

Preferred Stock Accretion and Dividends	(51,484)	(51,484)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,647,277)	$(2,166,005)	$(518,728)

BASIC LOSS PER SHARE	$(0.06)	$(0.08)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	27,011,922	27,011,922	0

STUDIO ONE MEDIA, INC
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS - continued

Consolidated Statements of Operations
(Unaudited)

	For the	For the	For the
	Six Months	Six Months	Six Months
	December 31,	December 31,	December 31,
	2010	2010	2010
	(Originally Filed)	(Restated)	(Difference)

REVENUES	$234,310	$234,310	$-

OPERATING EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	239,806	239,806	-
Cost of Barter Exchanges	177,050	177,050	-
Depreciation and Amortization Expense	157,624	157,624	-
General and Administrative Expenses	2,291,638	2,361,472	69,834
Total Costs and Expenses	2,866,118	2,935,952	69,834

LOSS FROM OPERATIONS	$(2,631,808)	$(2,701,642)	$(69,834)

OTHER INCOME (EXPENSE)
Interest Expense	(365,741)	(264,074)	101,667
Interest Income	-	-	-
Gain on Disposal of Property	73,502	73,502	-
Loss on Extinguishment of Debt	(92,714)	(643,275)	(550,561)
Total Other Income and Expense	(384,953)	(833,847)	(448,894)

NET LOSS	(3,016,761)	(3,535,489)	(518,728)

Preferred Stock Accretion and Dividends	(54,384)	(54,384)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,071,145)	$(3,589,873)	$(518,728)

BASIC LOSS PER SHARE	$(0.12)	$(0.13)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	26,290,376	26,290,376	0

STUDIO ONE MEDIA, INC
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS - continued

Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the
	Six Months	Six Months	Six Months
	December 31,	December 31,	December 31,
	2010	2010	2010
	(Originally Filed)	(Restated)	(Difference)
OPERATING ACTIVITIES
Net Loss	$(3,016,761)	$(3,535,489)	$(518,728)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	157,624	157,624	-
Share-based compensation - common stock	840,892	739,904	(100,988)
Share-based compensation - warrants	-	166,877	166,877
Amortization of debt discount and issuance costs	121,623	139,599	17,976
Loss on extinguishment of debt	92,714	643,275	550,561
Changes in Operating Assets and Liabilities:
Other receivables	16,399	16,399	-
Prepaid expenses	370,605	433,865	63,260
Deposits	3,000	3,000	-
Accounts payable and accrued expenses	783,155	235,805	(547,350)

Net Cash Used in Operating Activities	(630,749)	(999,141)	(368,392)

INVESTING ACTIVITIES
Purchase of property and equipment	(935,107)	(566,715)	368,392
Proceeds from disposal of property	90,199	90,199	-

Net Cash Used in Investing Activities	(844,908)	(476,516)	368,392

FINANCING ACTIVITIES
Preferred stock issued for cash	195,000	195,000	-
Common stock issued for cash	57,584	42,694	(14,890)
Warrants and options exercised for cash	119,166	119,166	-
Investment banking fees paid	(14,890)	-	14,890
Repayments of notes payable - related party	(40,000)	(40,000)	-
Repayment of notes payable	(40,000)	(40,000)	-
Proceeds from notes payable	867,500	867,500	-

Net Cash from Financing Activities	1,144,360	1,144,360	-

NET DECREASE IN CASH	(331,297)	(331,297)	-
CASH AT BEGINNING OF PERIOD	632,980	632,980	-
CASH AT END OF PERIOD	$301,683	$301,683	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	5,525	5,525	-
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to extinguish debt and liabilities	328,321	328,321	-
Stock and warrants issued for prepaid services	380,907	380,907	-
Warrants and beneficial conversion feature on issuance of convertible debt	516,623	927,125	410,502
Common stock issued for intangible assets	-	-	-

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

Cost of Revenues

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Cost of Revenues	$118, 601	$39,973	$239,806	$81,228

Cost of revenues consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of revenues for the three and six month periods ended December 31, 2010 over the comparable periods for the prior fiscal year, is attributable, primarily, to the opening of additional  studios.

Other Costs and Expenses
	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Advertising Expenses	$95,432	$16,470	$234,181	$108,377
Cost of Barter Exchanges	102,800	24,643	177,050	46,236
Depreciation and Amortization Expenses	83,246	45,987	157,624	84,409
Professional Fees	753,213	623,708	1,567,156	1,590,350
General and Administrative Expenses	272,350	472,336	560,135	832,057

Other Costs and Expenses	$1,307,041	$1,183,144	$2,696,146	$2,661,479

Other costs and expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, and expenses related to the issuance of stock compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total other costs and expenses increased in the three month period ended December 31, 2010 by $123,897 compared to the same three months of the prior year.  Total other costs for the six month period increased by $34,667 compared to the same six month period of the prior year.  The increase in each period is due to an increase in professional fees, cost of barter exchanges, advertising expense and depreciation and amortization. The increase in professional fees is primarily attributable to non-cash expenses from shares issued to various employees and consultants for services rendered and for options warrants to employees and consultants for services during the period.  The increase in depreciation and advertising costs is due to new studios place in service during the year while the increase in cost of barter exchange is due to increased barter sales.

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

Other Income and Expenses

Other Income (Expense)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Interest Expense	$(177,044)	$(5,372)	$(264,074)	$(15,548)
Interest Income	-	3,739	-	8,061
Gain on Disposal of Property	-	-	73,502	-
Loss on Extinguishment of Debt	(643,275)	-	(643,275)	-
Other Costs and Expenses	$(820,319)	$(1,633)	$(833,847)	$(7,487)

The other income and expenses increased in the three month period ended December 31, 2010 by $818,686 and by $826,360 in the six month period ended December 31, 2010.  In order to extinguish outstanding liabilities and free up the Company’s cash flow from future debt payments, the Company issued Common Stock at a discounted rate, resulting in non-cash losses on extinguishment of debt. This freed up cash flow allowed us to open new locations.  Increased interest expense is a result of new financing as well as the amortization of debt discounts and beneficial conversion features.

Net Income/(Loss)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Net Income/(Loss)	$(2,114,521)	$(1,197,539)	$(3,535,489)	$(2,703,497)

The increase in the net loss for the three and six months ended December 31, 2010 as compared to the comparable periods in the prior fiscal year was primarily due to the above mentioned increase in professional fees, cost of barter sales, advertising and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $234,310 during the six months ended December 31, 2010 as compared to $66,371 for the comparable period in the prior year.  The Company has incurred losses since inception of $24,104,529 .  At December 31, 2010, the Company has a working capital deficit of $734,876 compared to working capital surplus of $80,770, a decrease of $815,646 from June 30, 2010.  The decrease in the working capital was primarily due to the Company using the cash raised through debt and equity financing to build and place in service additional studios.

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

a)
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

b)
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

c)
In addition to options and warrants, the Company recognized $739,904 of share-based compensation expense for 792,397 shares of Common Stock issued to employees and non-employees for services, which is included in General and Administrative Expenses. The value of the share-based compensation was based on the market price of the stock on the day of issuance.

d)
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

STUDIO ONE MEDIA, INC.

Date: November 17 , 2011	By:	/s/ Preston J. Shea
Preston J. Shea
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: November 17 , 2011	By:	/s/ Preston J. Shea
Preston J. Shea
Title: Director, President, Chief Executive, Secretary

STUDIO ONE MEDIA, INC.

Date: November 17 , 2011	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer