Form 10-Q/A
period 2011-03-31
STUDIO ONE MEDIA, INC.
filed 2011-11-17
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended March 31, 2011 (the “Original Report”) and is being filed by Studio One Media, Inc. (the “Company”) to correct certain errors that occurred in the filing of the Original Report.
On November 3, 2011, management became aware of numerous accounting errors that were made in the previously filed SEC Form 10-Q for the period ended March, 31, 2011.  The error relates to the accounting of various note payable agreements that were renegotiated during the period as well as valuations of various stock awards issued to employees and non-employees.  The Company originally recorded the amended agreements as debt modifications.  Subsequently management determined that the amendments should have been recorded as debt extinguishments pursuant to ASC 470.

During the audit of its fiscal year ended June 30, 2011, the Company also determined that it incorrectly recorded $368,392 in accounts payable relating to the purchase of a new studio that was not delivered by March 31, 2011.  Even though an agreement was finalized, because the Company did not take possession of the studio, the amount was not deemed due and payable and the asset should not have been recorded.
The Company evaluated these errors individually and in the aggregate and determined that a restatement of the Form 10-Q for the aforementioned quarterly period is necessary and required.  See Note 9 – Restatement of Financial Statements for a detailed breakdown of the error made and its effect on the previously filed financials statements.
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

PART I - FINANCIAL INFORMATION

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$110,301	$632,980
Prepaid Expenses	220,547	329,406
Other Receivable	11,380	16,968
Notes Receivable	125,000	127,500

Total Current Assets	467,228	1,106,854

Property and Equipment, net	813,691	673,384
Property and Equipment, yet to be placed in service	936,363	605,644

Intangible Assets, net	265,249	310,673

Other Assets
Deposits	100,888	102,863
Prepaid Expenses	-	49,188
Debt Issuance Costs	56,477	23,692

Total Other Assets	157,365	175,743

Total Assets	$2,639,896	$2,872,298

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,026,429	$815,686
Notes Payable - Related Party	-	90,000
Notes Payable	257,632	120,398

Total Current Liabilities	1,284,061	1,026,084

Long-Term Liabilities
Notes Payable, net of discount of $749,238 and $458,029, respectively	214,075	41,971

Total Liabilities	1,498,136	1,068,055

Stockholders' Equity
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; issued and outstanding are 1,611,044
and 549,044, respectively	1,611	549
Common Stock, authorized 100,000,000 shares,
par value $0.001; issued and outstanding are 28,467,158
and 25,891,768 shares, respectively	28,467	25,892
Additional Paid In Capital	27,210,256	22,346,842
Accumulated Deficit	(26,098,574)	(20,569,040)

Total Stockholders' Equity	1,141,760	1,804,243

Total Liabilities and Stockholders' Equity	$2,639,896	$2,872,298

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

REVENUES
Session Revenues	$113,230	$54,320	$319,740	$99,405
Advertising Revenues	-	11,393	9,000	32,679
AfterMaster Revenues	21,900	-	40,700	-

Total Revenues	135,130	65,713	369,440	132,084

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	118,854	50,269	358,660	131,497
Cost of Barter Exchanges	105,000	54,643	282,050	100,929
Depreciation and Amortization Expense	79,607	55,722	237,231	140,131
General and Administrative Expenses	1,212,989	1,407,669	3,574,462	3,933,027

Total Costs and Expenses	1,516,450	1,568,303	4,452,403	4,305,584

Loss from Operations	(1,381,320)	(1,502,590)	(4,082,963)	(4,173,500)

Other Income (Expense)
Interest Expense	(397,551)	(38,026)	(661,625)	(53,574)
Other Income	2,330	-	2,330	8,062
Gain on Disposal of Property	-	-	73,502	-
Loss on Extinguishment of Debt	(217,502)	97,587	(860,778)	97,587

Total Other Income (Expense)	(612,723)	59,561	(1,446,571)	52,075

Loss Before Income Taxes	(1,994,043)	(1,443,029)	(5,529,534)	(4,121,425)
Income Tax Expense	-	-	-	-

NET LOSS	$(1,994,043)	$(1,443,029)	$(5,529,534)	$(4,121,425)

Preferred Stock Accretion and Dividends	(51,484)	-	(105,868)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,045,527)	$(1,443,029)	$(5,635,402)	$(4,121,425)

Basic and Diluted Loss Per Share of Common Stock	$(0.07)	$(0.06)	$(0.20)	$(0.22)

Weighted Average Number of Shares Outstanding	$28,009,059	22,248,687	27,743,527	18,475,203

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

							Common Stock Issued in Advance
									Total Stockholders'
	Preferred Stock		Common Stock		Additional Paid In	Common Shares		Accumulated
	Shares	Amount	Shares	Amount	Capital	to be Issued	for Services	Deficit	Equity

Balance, June 30, 2009	774,044	$774	16,417,447	$16,417	$15,039,491	$24,000	$(48,153)	$(15,237,122)	$(204,593)

Common shares issued in conversion
of preferred shares	(296,429)	(296)	628,995	629	(333)	-	-	-	-

Common shares issued for assets	-	-	250,000	250	249,750	-	-	-	250,000

Common shares issued for cash	-	-	4,280,422	4,281	2,397,362	-	-	-	2,401,643

Warrants and options exercised for cash	-	-	399,989	400	239,309	-	-	-	239,709

Common shares issued in conversion
of debt and extinguishment of liabilities	-	-	1,233,456	1,233	709,452	-	-	-	710,685

Share-based compensation - common shares	-	-	2,401,689	2,402	1,949,224	(24,000)	48,153	-	1,975,779

Share-based compensation - warrants	-	-	-	-	764,614	-	-	-	764,614

Share-based compensation - shares to be issued	-	-	279,770	280	156,150	-	-	-	156,430

Common shares issued in advance of services	-	-	-	-	129,968	-	-	-	129,968

Warrants issued in advance of services	-	-	-	-	197,176	-	-	-	197,176

Beneficial conversion feature on issuance
of convertible debt	-	-	-	-	421,150	-	-	-	421,150

Warrants issued in connection to issuance	-	-	-	-	82,850	-	-	-	82,850
of convertible debt

Preferred shares issued for cash	96,429	96	-	-	60,654	-	-	-	60,750

Preferred shares repurchased	(25,000)	(25)	-	-	(49,975)	-	-	-	(50,000)

Net Loss for the Year Ended
June 30, 2010	-	-	-	-	-	-	-	(5,331,918)	(5,331,918)

Consolidated Statements of Stockholders' Equity (Deficit) - continued

Balance, June 30, 2010	549,044	549	25,891,768	25,892	22,346,842	-	-	(20,569,040)	1,804,243

Preferred shares issued for cash (unaudited)	1,062,000	1,062	-	-	1,060,938	-	-	-	1,062,000

Common shares issued for cash (unaudited)	-	-	201,261	201	25,516	-	-	-	25,717

Warrants and options exercised for cash (unaudited)	-	-	300,833	301	129,265	-	-	-	129,566

Common shares issued in conversion
of debt and extinguishment of liabilities (unaudited)	-	-	906,390	907	617,957	-	-	-	618,864

Share-based compensation - common shares (unaudited)	-	-	1,102,709	1,102	1,068,297	-	-	-	1,046,020

Share-based compensation - warrants (unaudited)	-	-	-	-	313,749	-	-	-	169,749

Warrants and common shares issued in advance of services (unaudited)	-	-	64,197	64	572,591	-	-	-	572,655

Beneficial conversion feature on issuance
of convertible debt (unaudited)	-	-	-	-	1,006,372	-	-	-	595,870

Warrants issued in connection to issuance
of convertible debt (unaudited)	-	-	-	-	68,729	-	-	-	68,729

Net loss for the Nine months ended
March 31, 2011 (unaudited)	-	-	-	-	-	-	-	(5,529,534)	(5,529,534)

Balance, March 31, 2011 (unaudited)	1,611,044	$1,611	28,467,158	$28,467	$27,210,256	$-	$-	$(26,098,574)	$563,879

The accompanying notes are an integral part of these condolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010

OPERATING ACTIVITIES

Net Loss	$(5,529,534)	$(4,121,425)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	237,231	140,131
Share-based compensation - common stock	1,069,399	2,139,000
Share-based compensation - warrants	313,749
Amortization of debt discount and issuance costs	266,159	8,212
(Gain)/Loss on extinguishment of debt	860,778	(97,587)
Gain on conversion of preferred shares	-	(36,475)
Gain on disposal of property	(73,502)	-
Bad debt expense	-	134,885
Changes in Operating Assets and Liabilities:
Accrued interest receivable	-	(8,061)
Other receivables	8,088	-
Prepaid expenses	657,173	(3,228)
Deposits	1,975	(10,454)
Accounts payable and accrued expenses	275,263	(410,842)

Net Cash Used in Operating Activities	(1,913,221)	(2,265,844)

INVESTING ACTIVITIES

Purchase of property and equipment	(679,801)	(180,096)
Proceeds from disposal of property	90,470	(2,500)

Net Cash Used in Investing Activities	(589,331)	(182,596)

FINANCING ACTIVITIES

Preferred stock issued for cash	1,062,000	67,500
Common stock issued for cash	97,624	1,781,625
Warrants and options exercised for cash	129,566	163,042
Stock offering costs	(71,907)	-
Proceeds from notes payable - related party	10,000	-
Repayments of notes payable - related party	(100,000)	-
Repayment of notes payable	(90,000)	-
Proceeds from notes payable	942,590	325,000

Net Cash Provided by Financing Activities	1,979,873	2,337,167

NET DECREASE IN CASH	(522,679)	(111,273)
CASH AT BEGINNING OF PERIOD	632,980	439,474

CASH AT END OF PERIOD	$110,301	$328,201

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$5,813	$26,960
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to extinguish debt and liabilities	$618,864	$739,846
Stock and warrants issued for prepaid services	572,655	-
Warrants and beneficial conversion feature on issuance of convertible debt	664,599	(250,000)
Common stock issued for intangible assets	-	250,000

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $26,098,574 and currently has revenues which are insufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Studio One Media, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and June 30, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The fair value of the Company’s notes payable at March 31, 2011 is approximately $1,272,988 (carrying value of $471,707).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

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

NOTE 4 – NOTES PAYABLE

During fiscal year ended June 30, 2010, the Company entered into a financing agreement with an unrelated third party to fund up to $1,000,000 in four equal increment tranches in exchange for the Company issuing convertible note at each tranche with a conversion rate of $0.50 as well as 50,000 shares of warrant with a contractual life of 5 years to purchase Company’s common stock at $0.50 per share. The proceeds of each advance by the lender to the Company are to be used to manufacture, ship, install and operate MyStudios, which serve as collateral for such advance. Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years from the advance dates, and a security agreement granting the lender a first lien on specified studios. As noted above, the principal and interest on these notes may be converted at the lender’s option into Common Stock based on a conversion price of fifty cents ($0.50) per share.  At March 31, 2011, the lender had advanced a total of $1,000,000 under this financing agreement, and the Company granted 200,000 warrants to the lender.  The intrinsic value of the beneficial conversion feature and the debt discount associated with the warrants issued in connection with the convertible debts were recorded based on the relative fair value of the warrants in relation to the debt in accordance with ASC 470-20-25-2.  The total initial beneficial conversion feature recorded for all four tranches equaled $827,271 whereas the warrants, which were valued using a Black-Schole valuation model, resulted in a initial total debt discount of $140,429.  The initial recorded beneficial conversion feature and debt discounts for Tranche III included in the above amounts were subsequently adjusted to reflect the modification of the terms embedded in the host debt.

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

At maturity of the note on March 31, 2011, the Company and the lender agreed to extinguish the full the outstanding amount of the principal and accrued interest ($52,016) of the debt in exchange for 104,033shares of the Company’s common stock.  The fair market value of these common stocks issued to the lender for full settlement of the outstanding principal and interest balances on the debt was $144,606.  The difference between the fair market value of the common stock issued and the outstanding balances of the principal and interest on the debt was recorded as debt extinguishment loss for approximately $95,000 and is recorded in other income (expense) section of the statement of operations.

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

On January 4, 2011, the Company extinguished an outstanding note plus accrued interest for $51,548 outstanding since September 2009 in exchange for Company’s common stock.  In exchange for full extinguishment of the note, the Company issued 103,096 shares of its common stock at a fair market value of $0.89 per share for a total consideration amount of $91,755.  The difference of $40,207 was recorded as a debt extinguishment loss and recorded in other income (expense) section of the statement of operations for the year ended June 30, 2011.  During the same period, the Company also extinguished another outstanding note plus accrued interest for $76,011 outstanding since December 2010 in exchange for Company’s common stock.  In exchange for full extinguishment of the note, the Company issued 152,022 shares of its common stock at a fair market value of $0.88 per share for a total consideration amount of $133,779.  The difference of $57,768 was also recorded as a debt extinguishment loss and recorded in other income (expense) section of the statement of operations for the year ended June 30, 2011.

During January 2011, the Company issued short term various small increments of plain-vanilla non-convertible notes for a total borrowing of $85,000 for an average interest rate of 12%.  No warrant was issued in connection with this financing.

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

NOTE 5 – PREFERRED STOCK - continued

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

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS

On November 3, 2011, management became aware of numerous accounting errors that were made in the previously filed SEC Form 10-Q for the period ended March 31, 2011.  The error relates to the accounting of various note payable agreements that were renegotiated during the period.  The Company originally recorded the amended agreements as debt modifications.  Subsequently management determined that the amendments should have been recorded as debt extinguishments pursuant to ASC 470.  While the Management reviewed the accounting surrounding the accounting for its debt, errors surrounding the valuation of certain stock awards to employees and non-employees were discovered that, when viewed separately from the debt modification, do not have a material effect on the financial statements as presented, however the Company has decided to also include corrections for these items.
During the audit of its fiscal year ended June 30, 2011, the Company also determined that it incorrectly recorded $368,392 in accounts payable relating to the purchase of a new studio that was not delivered by March 31, 2011.  Even though an agreement was finalized, because the Company did not take possession of the studio, the amount was not deemed due and payable and the asset should not have been recorded.

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
March 31, 2011 and June 30, 2010

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS - continued

The Company evaluated these errors individually and in the aggregate and determined that a restatement of the Form 10-Q for the aforementioned quarterly period is necessary and required.  A comparison of the summarized financial statements as revised and as originally presented is a follows:

Consolidated Balance Sheets
(Unaudited)

	March 31,	March 31,	March 31,
	2011	2011	2011
ASSETS	(As Originally Filed)	(Restated)	(Difference)

CURRENT ASSETS
Cash	$110,301	$110,301	$-
Prepaid Expenses	224,521	220,547	(3,974)
Other Receivable	11,380	11,380	-
Notes Receivable	125,000	125,000	-
Total Current Assets	471,202	467,228	(3,974)

Property and Equipment, net	813,691	813,691	-
Property and Equipment, yet to be placed in service	1,304,755	936,363	(368,392)
Intangible Assets, net	265,249	265,249	-

OTHER ASSETS
Deposits	100,888	100,888	-
Prepaid Expenses	48,146	-	(48,146)
Debt Issuance Costs	75,826	56,477	(19,349)
TOTAL ASSETS	$3,079,757	$2,639,896	$(439,861)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,394,821	$1,026,429	$(368,392)
Notes Payable, net of discount of $39,682 and $0, respectively	257,632	257,632	-
Total Current Liabilities	1,652,453	1,284,061	(368,392)

LONG-TERM LIABILITIES
Convertible Notes Payable	266,118	214,075	(52,043)
TOTAL LIABILITIES	1,918,571	1,498,136	(420,435)

STOCKHOLDERS' EQUITY

Preferred stock	1,611	1,611	-
Common stock	28,467	28,467	-
Additional paid-in capital	26,632,375	27,210,256	577,881
Accumulated deficit	(25,501,267)	(26,098,574)	(597,307)

Total Stockholders' Equity	1,161,186	1,141,760	(19,426)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,079,757	$2,639,896	$(439,861)

Studio One Media, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and June 30, 2010

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS - continued

Consolidated Statements of Operations
(Unaudited)

	For the	For the	For the
	Three Months	Three Months	Three Months
	March 31,	March 31,	March 31,
	2011	2011	2011
	(Originally Filed)	(Restated)	(Difference)

REVENUES	$135,130	$135,130	$-

OPERATING EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	118,854	118,854	-
Cost of Barter Exchanges	105,000	105,000	-
Depreciation and Amortization Expense	79,607	79,607	-
General and Administrative Expenses	1,205,876	1,212,989	7,113
Total Costs and Expenses	1,509,337	1,516,450	7,113

LOSS FROM OPERATIONS	$(1,374,207)	$(1,381,320)	$(7,113)

OTHER INCOME (EXPENSE)
Interest Expense	(543,589)	(397,551)	146,038
Interest Income	2,330	2,330	-
Loss on Extinguishment of Debt	-	(217,502)	(217,502)
Total Other Income and Expense	(541,259)	(612,723)	(71,464)

NET LOSS	(1,915,466)	(1,994,043)	(78,577)

Preferred Stock Accretion and Dividends	(51,484)	(51,484)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,966,950)	$(2,045,527)	$(78,577)

BASIC LOSS PER SHARE	$(0.07)	$(0.07)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	28,009,059	28,009,059	0

Studio One Media, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and June 30, 2010

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS - continued

Consolidated Statements of Operations
(Unaudited)

	For the	For the	For the
	Nine Months	Nine Months	Nine Months
	March 31,	March 31,	March 31,
	2011	2011	2011
	(Originally Filed)	(Restated)	(Difference)

REVENUES	$369,440	$369,440	$-

OPERATING EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	358,660	358,660	-
Cost of Barter Exchanges	282,050	282,050	-
Depreciation and Amortization Expense	237,231	237,231	-
General and Administrative Expenses	3,497,514	3,574,462	76,948
Total Costs and Expenses	4,375,455	4,452,403	(76,948)

LOSS FROM OPERATIONS	$(4,006,015)	$(4,082,963)	$76,948

OTHER INCOME (EXPENSE)
Interest Expense	(909,330)	(661,625)	247,705
Interest Income	2,330	2,330	-
Gain on Disposal of Property	73,502	73,502	-
Loss on Extinguishment of Debt	(92,714)	(860,778)	(768,064)
Total Other Income and Expense	(926,212)	(1,446,571)	(520,359)

NET LOSS	(4,932,227)	(5,529,534)	(443,411)

Preferred Stock Accretion and Dividends	(105,868)	(105,868)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,038,095)	$(5,635,402)	$(443,411)

BASIC LOSS PER SHARE	$(0.18)	$(0.20)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	27,743,527	27,743,527	0

Studio One Media, Inc.
Notes to Consolidated Financial Statements
March 31, 2011 and June 30, 2010

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS - continued

Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the
	Nine Months	Nine Months	Nine Months
	March 31,	March 31,	March 31,
	2011	2011	2011
	(Originally Filed)	(Restated)	(Difference)
OPERATING ACTIVITIES
Net Loss	$(4,932,227)	$(5,529,534)	$(597,307)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	237,231	237,231	-
Share-based compensation - common stock	1,215,769	1,069,399	(146,370)
Share-based compensation - warrants	-	313,749	313,749
Amortization of debt discount and issuance costs	373,390	266,159	(107,231)
Loss on extinguishment of debt	92,714	860,778	768,064
Gain on disposal of property	(73,502)	(73,502)	-
Changes in Operating Assets and Liabilities:
Other receivables	8,088	8,088	-
Prepaid expenses	626,448	657,173	30,725
Deposits	1,975	1,975	-
Accounts payable and accrued expenses	905,285	275,263	(630,022)

Net Cash Used in Operating Activities	(1,544,829)	(1,913,221)	(368,392)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,048,193)	(679,801)	368,392
Proceeds from disposal of property	90,470	90,470	-

Net Cash Used in Investing Activities	(957,723)	(589,331)	368,392

FINANCING ACTIVITIES	1,979,873	1,979,873	-

NET DECREASE IN CASH	(522,679)	(522,679)	-
CASH AT BEGINNING OF PERIOD	632,980	632,980	-

CASH AT END OF PERIOD	$110,301	$110,301	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	5,813	5,813	-
Income Taxes	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to extinguish debt and liabilities	524,175	618,864	94,689
Stock and warrants issued for prepaid services	572,655	572,655	-
Warrants and beneficial conversion feature on issuance of convertible debt	666,615	664,599	(2,016)

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

Other Costs and Expenses

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Advertising Expenses	$64,178	$8,756	$298,359	$95,846
Cost of Barter Exchanges	105,000	54,643	282,050	100,929
Depreciation and Amortization Expenses	79,607	55,722	237,231	140,131
Professional Fees	734,806	911,009	2,301,962	2,609,153
Other Sales, General and Administrative Expenses	414,005	487,904	974,141	1,228,028

Other Costs and Expenses	$1,397,596	$1,518,034	$4,093,743	$4,174,087

Other costs and expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, and expenses related to the issuance of stock compensation.

Total other costs and expenses decreased in the three month period ended March 31, 2011 by $120,438 compared to the same three months of 2010.  Total other costs for the nine month period decreased by $157,292 compared to the same nine month period of the prior year.  The decrease in each period is primarily due to a decrease in general and administrative expenses as well as decreases in professional fees.  This decrease was offset by an increase in cost of barter exchanges, advertising expense and depreciation and amortization. The decrease in professional fees is primarily attributable to a reduction in non-cash expenses from shares issued to various employees and consultants for services rendered and for options warrants to employees and consultants for services during the period.  The increase in depreciation and advertising costs is due to new studios being placed in service during the year while the increase in cost of barter exchange is due to increased barter sales.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Income and Expenses

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Interest Expense	$(397,551)	$(38,026)	$(661,625)	$(53,574)
Interest Income	2,330	-	2,330	8,062
Gain on Disposal of Property	-	-	73,502	-
Loss on Extinguishment of Debt	(217,502)	97,587	(860,778)	97,587
Other Costs and Expenses	$(612,723)	$59,561	$(1,446,571)	$52,075

The other income and expenses increased in the three month period ended March 31, 2011 by $672,284 and by $1,498,646 in the six month period ended March 31, 2011.  In order to extinguish outstanding liabilities and free up the Company’s cash flow from future debt payments, the Company issued Common Stock at a discounted rate, resulting in non-cash losses on extinguishment of debt. This freed up cash flow allowed us to open new locations.  Increased interest expense is a result of new financing as well as the amortization of debt discounts and beneficial conversion features.

Net Income/(Loss)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net Income/(Loss)	$(1,994,043)	$(1,443,029)	$(5,529,534)	$(4,121,425)

The increase in the net loss for the three and nine months ended March 31, 2011 as compared to the comparable periods in the prior fiscal year was primarily due to the above mentioned increase cost of barter sales, advertising and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $369,440 during the nine months ended March 31, 2011 as compared to $132,084 for the comparable period in 2010.  The Company has incurred losses since inception of $26,098,574 .  At March 31, 2011, the Company had a working capital deficit of $816,833 compared to working capital surplus of $80,770, a decrease of $897,603 from June 30, 2010.  The decrease in the working capital was primarily due to the Company using the cash raised through debt and equity financing as well as increased accounts payable for costs incurred to manufacture and place in service additional studios.

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

(c)
In addition to options and warrants, the Company recognized $ 1,068,297 of share-based compensation expense for 1,102,709 shares of Common Stock issued to employees and non-employees for services, which is included in General and Administrative Expenses. The value of the share-based compensation was based on the market price of the stock on the day of issuance.

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