Form 10-Q
period 2011-09-30
STUDIO ONE MEDIA, INC.
filed 2011-11-21
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

☐ Yes     ☒ No

At November 21, 2011, the number of shares outstanding of Common Stock, $0.001 par value, was 32,825,986 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
ASSETS	(Unaudited)

Current Assets
Cash	$108,057	$250,478
Other Receivable	21,447	20,347
Other Current Assets	248,422	142,951

Total Current Assets	377,926	413,776

Property and Equipment, net	1,297,600	1,384,992
Property and Equipment, yet to be placed in service	499,620	484,462

Intangible Assets, net	221,943	237,085

Other Assets
Deposits	103,016	104,016
Other Assets	104,057	77,934

Total Other Long-Term Assets	207,073	181,950

Total Assets	$2,604,162	$2,702,265

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,050,644	$1,042,964
Notes Payable - Related Party	450,000	-
Notes Payable	40,488	240,488
Convertible Notes Payable, net of discount of $79,689 and $68,387, respectively	20,311	31,613

Total Current Liabilities	1,561,443	1,315,065

Long-Term Liabilities
Convertible Notes Payable, net of discount of $632,016 and $721,251, respectively	367,984	278,749

Total Liabilities	1,929,427	1,593,814

Stockholders' Equity
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; 1,570,044 and 1,636,044 shares issued and
outstanding, respectively	1,570	1,636
Common Stock, authorized 100,000,000 shares,
par value $0.001; 32,798,436 and 30,916,182 shares issued
and outstanding, respectively	32,798	30,916
Additional Paid-In Capital	31,907,144	30,748,186
Accumulated Deficit	(31,266,777)	(29,672,287)

Total Stockholders' Equity	674,735	1,108,451

Total Liabilities and Stockholders' Equity	$2,604,162	$2,702,265

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	September 30,
	2011	2010

REVENUES
Session Revenues	$10,750	$93,170
Advertising Revenues	1,996	7,500
AfterMaster Revenues	32,400	2,200

Total Revenues	45,146	102,870

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	188,435	121,205
Cost of Barter Exchanges	-	74,250
Depreciation and Amortization Expense	110,880	74,378
General and Administrative Expenses	1,094,964	1,240,477

Total Costs and Expenses	1,394,279	1,510,310

Loss from Operations	(1,349,133)	(1,407,440)

Other Income (Expense)
Interest Expense	(243,374)	(87,030)
Gain on Disposal of Property	-	73,502
Gain on Extinguishment of Debt	313	-

Total Other Income (Expense)	(243,061)	(13,528)

Loss Before Income Taxes	(1,592,194)	(1,420,968)
Income Tax Expense	-	-

NET LOSS	$(1,592,194)	$(1,420,968)

Preferred Stock Accretion and Dividends	(313,604)	(2,900)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,905,798)	$(1,423,868)

Basic and Diluted Loss Per Share of Common Stock	$(0.06)	$(0.05)

Weighted Average Number of Common Shares Outstanding	32,095,905	26,107,817

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2010	549,044	$549	25,891,768	$25,892	$22,346,842	$(20,569,040)	$1,804,243

Preferred shares issued for cash	1,187,000	1,187	-	-	1,185,813	-	1,187,000

Common shares issued for cash, net of offering costs of $139,102	-	-	1,847,501	1,848	1,000,064	-	1,001,912

Warrants and options exercised for cash	-	-	351,983	352	129,215	-	129,567

Common shares issued in conversion of debt and extinguishment of liabilities	-	-	1,232,452	1,232	701,048	-	702,280

Common shares issued in conversion of preferred stock	(100,000)	(100)	206,099	206	(106)	-	-

Share-based compensation - common shares	-	-	1,322,182	1,322	1,615,677	-	1,616,999

Share-based compensation - warrants	-	-	-	-	1,864,764	-	1,864,764

Warrants and common shares issued in advance of services	-	-	64,197	64	496,965	-	497,029

Warrants and common shares issued for interest expense	-	-	-	-	131,913	-	131,913

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	1,181,281	-	1,181,281

Warrants issued in connection to issuance of convertible debt	-	-	-	-	94,710	-	94,710

Net loss for the year ended
June 30, 2011	-	-	-	-	-	(9,103,247)	(9,103,247)

Balance, June 30, 2011	1,636,044	1,636	30,916,182	30,916	30,748,186	(29,672,287)	1,108,451

Common stock issued as dividends on preferred stock	-	-	4,000	4	2,292	(2,296)	-

Common shares issued for cash, net of offering costs of $41,296	-	-	635,335	635	371,029	-	371,664

Common shares issued in conversion of debt and extinguishment of liabilities	-	-	386,238	387	203,385	-	203,772

Common shares issued in conversion of Preferred Stock	(66,000)	(66)	132,000	132	(66)	-	-

Share-based compensation - common shares	-	-	259,234	259	171,408	-	171,667

Share-based compensation - warrants and options	-	-	-	-	5,705	-	5,705

Warrants and common shares issued in advance of services	-	-	400,103	400	239,182	-	239,582

Warrants and common shares issued for interest expense	-	-	65,344	65	86,334	-	86,399

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	57,845	-	48,262

Warrants issued in connection with issuance of convertible debt	-	-	-	-	21,844	-	31,427

Net loss for the three months ended
September 30, 2011	-	-	-	-	-	(1,592,194)	(1,592,194)

Balance, September 30, 2011	1,570,044	$1,570	32,798,436	$32,798	$31, 907,144	$(31,266,777)	$674,735

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2011	2010

OPERATING ACTIVITIES

Net Loss	$(1,592,194)	$(1,420,968)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	110,878	74,378
Share-based compensation - Common Stock	171,667	241,545
Share-based compensation - warrants	5,705	56,763
Common Stock and warrants issued for interest	86,399	-
Amortization of debt discount and issuance costs	157,622	41,442
Gain on extinguishment of debt	(313)	-
Gain on disposal of property	-	(73,502)
Changes in Operating Assets and Liabilities:
Other receivables	(1,100)	(11,139)
Other assets	108,988	159,228
Accounts payable and accrued expenses	111,765	786,775

Net Cash Used in Operating Activities	(840,583)	(145,478)

INVESTING ACTIVITIES

Purchase of property and equipment	(23,502)	(848,205)
Proceeds from disposal of property	-	90,199

Net Cash Used in Investing Activities	(23,502)	(758,006)

FINANCING ACTIVITIES

Common stock issued for cash, net of offering costs of $41,296	371,664	14,626
Warrants and options exercised for cash	-	104,166
Proceeds from notes payable - related party	250,000
Repayments of notes payable - related party	-	(40,000)
Proceeds from notes payable	100,000	400,000
Repayment of notes payable	-	(30,000)

Net Cash Provided by Financing Activities	721,664	448,792

NET DECREASE IN CASH	(142,421)	(454,692)
CASH AT BEGINNING OF PERIOD	250,478	632,980

CASH AT END OF PERIOD	$108,057	$178,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$5,388
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$203,772	$139,277
Common Stock and warrants issued for prepaid services	239,582	94,097
Warrants and beneficial conversion feature on issuance of convertible debt	79,689	217,700
Common Stock issued as dividend on Preferred Stock	2,296	-

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2011 and June 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $31,266,777 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its MyStudio and AfterMaster businesses. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service additional recording studios.

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

Principles of Consolidation
The consolidated financial statements include the accounts of Studio One Media, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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
September 30, 2011 and June 30, 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The fair value of the Company’s notes payable at September 30, 2011 is approximately $1,590,488 (carrying value of $428,783).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short-term nature and current borrowing terms available to the Company for these instruments.

Income Taxes
There is no income tax provision for the three months ended September 30, 2011 and 2010 due to net operating losses for which there is no benefit currently available.

At September 30, 2011, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Reclassification of Financial Statement Accounts
Certain amounts in the September 30, 2010 consolidated financial statements have been reclassified to conform to the presentation in the September 30, 2011 consolidated financial statements.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable
Convertible notes payable consisted of the following as of September 30, 2011 and June 30, 2011, respectively:

	September 30,	June 30,
	2011	2011
$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $116,788 and $137,774 at September 30, 2011 and June 30, 2011, respectively.	$133,212	$112,226
$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $132,755 and $153,741 at September 30, 2011 and June 30, 2011, respectively.	117,245	96,259
$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $196,570 and $222,848 at September 30, 2011 and June 30, 2011, respectively.	53,430	27,152
$250,000 face value, issued in December 2010, interest rate at 12%, matures in December 2013, net of unamortized discount of $185,903 and $206,889 as of September 30, 2011 and June 30, 2011, respectively.	64,097	43,111
$100,000 face value, issued in June 2011, interest rate of 8%, matures in December 2013, net of unamortized discount of $63,387 as of June 30, 2011.	-	31,614
$100,000 face value, issued in September 2011, interest rate of 0%, matures in December 2011, net of unamortized discount of $79,689 as of September 30, 2011.	20,311	-
Total	388,295	310,362
Less current portion	20,311	31,613
Notes payable-convertible, long-term	$367,984	$278,749

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2011 and June 30, 2011

NOTE 4 – NOTES PAYABLE

In September 2011, the Company issued a convertible note to an unrelated individual for $100,000 that matures in 90 days on December 2011.  All or any amount of the principal amount of the note together with the accrued interest may be converted into the Company’s Common Stock at a conversion price of $0.50 per share.  In lieu of interest payments during the 90 day term, the Company issued to the note holder a warrant to purchase 50,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of five (5) years from the issuance date.  The intrinsic value of the beneficial conversion feature (“BCF”) and the debt discount associated with the warrant issued in connection with the convertible debt were recorded based on the relative fair value of the warrants in relation to the debt in accordance with ASC 470-20-25-2.  The total initial beneficial conversion feature recorded was $57,845 and the debt discount of the warrant allocated based on relative fair value of warrant in relation to the debt was $21,844.  The recorded intrinsic value of the beneficial conversion feature and the debt discount shall be amortized to interest expense over the life of the note.

In June 2011, the Company issued a convertible note to an unrelated individual for $100,000 that matures in December 2011.  The note provided for an interest rate of 8% per annum and was convertible into the Company’s Common Stock at $0.50 per share.  The Company calculated the intrinsic beneficial conversion feature value of $80,000 which is amortized over the life of the note.  In July 2011, the principal amount and the accrued interest for the above note was converted into 201,622 shares of the Company’s Common Stock pursuant to the conversion rate provision in the agreement.  Upon conversion, the remaining unamortized beneficial conversion feature amount of $62,796 was charged to interest expense and recorded in the other income (expense) section of statement of operations for the three months ended September 30, 2011.

Non-Convertible Notes Payable
Non-convertible notes payable consisted of the following as of September 30, 2011 and June 30, 2011:

	September 30,	June 30,
	2011	2011
Various term notes with total face value of $65,398, due upon demand, interest rates range from 12% to 14%.	$40,488	$40,398
Term note, face value of $200,000, original maturity date of August 2011 extended to December 2011, 30,000 warrants per month are granted in lieu of interest through June 2011, warrant issuance increased to 50,000 shares per month through August 2011, then beginning in September 2011, the note bears interest at 12% through maturity.	200,000	200,000
Term note, face value of $250,000, maturity date of September 2012, 25,000 warrants issued per month issued for first 90 days; thereafter, note bears interest at 15% (cash-pay) through maturity.	250,000	-
Total	490,398	240,398
Less current portion	490,398	240,398
Notes Payable – non-convertible, long-term	$-	$-

In September 2011, the Company entered into a one-year loan agreement for $250,000 with an unrelated lender.  The loan bears no cash-pay interest for the first 90 days.  In lieu of such interest for the first 90 days, the Company granted to the lender a warrant to purchase 25,000 shares of Company’s Common Stock at an exercise price of $0.40 for a contractual period of five years, for each 30 days or portion thereof the loan remains outstanding.  If the loan remains outstanding after the first 90 days, the loan shall bear an interest rate of fifteen percent per annum.

Additional conditions of the loan require that the Company deploy and make operational certain designated studios by October 31, 2011.  Failure to do so will require the Company to issue to the lender a warrant to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share with a contractual life of five years.  The Company and the lender subsequently agreed to extend the deadline from October 31, 2011 to November 30, 2011.

The Company also agreed to provide to the lender or its representative online access, for viewing purposes only, to the accounting and financial data maintained by the Company.  Online access shall be terminated once the loan and other funds advanced by the lender to the Company, including any accrued interest, have been fully paid.  Failure to provide access would have required the Company to issue a warrant to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share with a contractual life of five years.   Online access was made available to the lender before September 30, 2011.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2011 and June 30, 2011

NOTE 4 – NOTES PAYABLE - continued

In April 2011, the Company entered into a 90 day note for $200,000 with a related party.  The note bears no cash-pay interest but requires the Company to issue to the lender, for each thirty day period of the original term, a warrant to purchase 30,000 shares of the Company’s Common stock at a price of $0.60 per share over a contractual life of five years.  The Company may also elect, at its option, to extend the maturity date for two thirty day periods upon notice of such election to the lender and the issuance of a warrant to purchase up to 50,000 shares of the Company’s Common Stock at a price of $0.60 per share with a contractual life of five years for each such extension.  The note is not convertible and no warrant was issued in connection with the issuance of the note so there is no beneficial conversion feature value or debt discount applicable to the origination of the note.

In both June 30, 2011 and July 30, 2011, the Company exercised its option to extend the maturity date each time for 30 days, pursuant to the provision contained in the aforementioned financing agreement, upon reaching the maturity dates of the June 30, 2011 and July 30, 2011.  Upon final maturity of the loan on August 29, 2011, the Company and lender agreed to amend the original financing agreement in which the maturity date was extended to December 31, 2011 with an interest rate of twelve percent per annum.  The lender, at its option and from time to time, may choose to have the accrued interest outstanding on the bridge loan be repaid in shares of the Company’s Common Stock in lieu of cash.  For each instance where such election is made, the number of shares of the Company’s common stock to be issued shall be calculated at a discount based on seventy-five percent of the average of the closing prices of the Company’s Common Stock as reported by Bloomberg, L.P. or other independent reporting services acceptable to the lender and the Company for ten trading days prior to the date such payment is due.

The Company evaluated the above amendment to extend the maturity date from August 29, 2011 to December 31, 2011 under the guidance of ASC 470-50, Debt - Modification and Extinguishment, and concluded that such extension of the maturity date of the loan to December 31, 2011 did not result in a ten percent (or more change in the present value of the cash flow, and thus did not result in an extinguishment of the loan.

NOTE 5 – CONVERTIBLE PREFERRED STOCK

During the three months ended September 30, 2011, the Company converted 66,000 shares of convertible Preferred Stock and accrued dividends of $2,296 into 136,000 shares of Common Stock.

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 32,798,436 were issued outstanding as of September 30, 2011.  The activity surrounding the issuances of the Common Stock is as follows:

For the Three Months Ended September 30, 2011
The Company issued 635,335 shares of Common Stock for net cash proceeds of $371,664.  The Company paid $41,266 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from Common Stock proceeds.

NOTE 6 – COMMON STOCK - continued

The Company issued 400,103 shares of Common Stock valued at $239,582 to non-employees in advance of services.  The shares of Common Stock were valued based on the quoted market price on the date of issuance.  The Company also issued 386,238 shares of Common Stock to convert $100,000 in convertible notes payable and $104,085 in accrued liabilities.  The difference between the fair market value of the stock on the date of conversion of the accrued liabilities of $103,772 resulted in a gain on conversion of these liabilities of $313.  An additional 136,000 shares of Common Stock were issued to convert 66,000 shares of Preferred Stock and accrued dividends of $2,296.

As share-based compensation to employees and non-employees, the Company issued 259,234 shares of Common Stock valued at $171,667, based on the market price of the Common Stock on the date of issuance.   As interest expense on outstanding notes payable, the Company issued 65,344 shares of Common Stock valued at $43,770 based on the market price on the date of issuance.

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS

During the three months ended September 30, 2011, the Company did not issue any stock purchase options.  However, during such period, the Company did recognize $5,705 in employee stock option expense for the amortization of warrants issued in prior periods.  The Company issued warrants to purchase a total of 338,532 shares of the Company’s Common Stock.  The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted during the period:

2011
Expected volatility	88 – 111%
Expected dividends	0%
Expected term	6 months – 5 years
Risk-free interest rate	0.09 – 0.98%

In conjunction with Common Stock issued for cash during the period, the Company issued warrants to purchase 63,532 shares of the Company’s Common Stock as stock offering costs.  The value of these warrants totaled $32,664. Offering costs have been recorded as reductions to additional paid-in capital from Common Stock proceeds.

An additional 75,000 warrants valued at $42,629 were issued in lieu of interest on outstanding notes payable and 50,000 warrants, valued at $31,427, were issued as in conjunction with convertible debt financing as a beneficial conversion feature.

The Company agreed to modify 150,000 warrants issued in conjunction with a prior equity financing agreement where in the maturity date was extended.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s Common Stock issued to employees and non-employees of the Company during the three months ended September 30, 2011. These warrants were granted to investors, lenders and, in other instances, in lieu of cash compensation for services performed.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2011	5,756,380	$0.86	$1.06
Granted	338,532	0.54	0.41
Exercised	-	-	-
Cancelled	(487,000)	0.50	1.06
Outstanding as of September 30, 2011	5,607,912	$0.84	$1.02

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this filing and determined that there are no material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three months ended September 30, 2011 and 2010. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

DESCRIPTION OF BUSINESS.

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of September 30, 2011, there were 32,798,436 shares of Common Stock issued and outstanding.   From April 2006 to June 30, 2011, we have raised approximately $20.2 million in the form of equity for purposes of research and development, the launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

Business Update

First quarter results were far below our previous quarter as the Company embarked on several initiatives over the summer, relating to defining its product, staffing, pricing, marketing and demographics. This substantially impacted our overall sales and included testing of off-site session purchases, promotional sessions, multiple fee changes and staffing. In addition, the Company did not undertake barter or marketing initiatives during this reporting period. However, with new initiatives in place, the Company is currently on-track to report increased sales for the second quarter ending December 31, 2011.

The Company also relocated its Anchorage, Alaska studio back to its Los Angeles showroom and expects to install such studio in a major Los Angeles area mall by the end of the calendar year. The Company also completed the assembly of its seventh studio which is currently being deployed in the Westfield Garden State Plaza in New Jersey to service the New York/Tri-State area and is scheduled to open November 23, 2011.

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

The X Factor partnership allowed the Company to conduct its first high-profile, multi-week audition program for a major television show and test the effectiveness of its proprietary technologies and audition process. The MyStudio/X Factor auditions conclusively proved MyStudio's statistical and operational advantages over the highly publicized large scale open auditions conducted by The X Factor. The absence of promotional lead-time and marketing support for the MyStudio auditions made the metrics even more significant.

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

It has been reported that over 75,000 people auditioned for the show, including several thousand who participated in such auditions through MyStudio. A positively disproportionate number of MyStudio auditionees made it to all X Factor elimination levels, including three of the MyStudio acts making it into the top 32 nationally televised contestants.  Since then, one of the MyStudio contestants, “Drew”, has since made it into the top 9 remaining contestants, which is the total number of contestants currently remaining in the contest as of the date of this Report.

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

Studios

We are currently in the process of installing our seventh studio in the Garden State Mall in Paramus, New Jersey, which is one of the largest shopping malls in the greater New York City area.  This mall boasts over 20 million annual patrons, many of which commute in from Manhattan.  This new site was selected based on its access to the New York area and the large number of persons that shop at this mall each year.  The location provides ease of access by musicians, models and other aspiring entertainers throughout this highly populated area, and thus has the potential to be the most frequented studio in the Company’s system.   We expect to open this studio later this week in advance of the upcoming holidays.

During the past year, we installed studios in additional locations throughout the United States, which currently include Phoenix, Honolulu, Nashville, Kansas City, Denver and Hollywood. Upon the installation of these studios, we had six installed studios.  Some of these new locations were selected in concert with our partner, The X Factor. Each of these locations generated a significant number of persons auditioning for The X Factor.

In addition to our installed studio base and the soon to be opened studio in the New York area, we have taken possession of three additional studio chassis and are in the process of preparing them for installation in early 2012. Our manufacturing partner for the studio chassis is working to complete the production of an additional 11 units. Our new manufacturing relationship has allowed us to realize significant cost savings in the overall studio construction costs. Subject to the availability of adequate capital, we expect to accelerate the roll-out of the studios.  The Company would like to have at least 25 studios installed by the end of calendar year 2012.

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

In the past fiscal year, the Company began generating revenues from this new product. The AfterMaster technology has been used on music by Janet Jackson and Lady Gaga and many others.

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

A third and very significant opportunity for the AfterMaster technology relates to its use in consumer products for which there is an audio component (e.g., headphones, speakers, televisions). We have received growing interest in the co-development of further technology that will allow AfterMaster to be embedded into such consumer electronics. We have recently entered into discussions with several companies to explore the possibility of the development of such technology. We expect that such a technology could result in a significant and recurring licensing revenue opportunity for the Company.

Corporate

First quarter results were far below our previous quarter as the Company embarked on several initiatives over the summer, relating to defining its product, staffing, pricing, marketing and demographics. This substantially impacted our overall sales and included testing of off-site session purchases, promotional sessions, multiple fee changes and staffing. In addition, the Company did not undertake barter or marketing initiatives during this reporting period. However, with new initiatives in place, the Company is currently on-track to report increased sales for the second quarter ending December 31, 2011.

We expect to gain further marketing exposure from The X Factor in one or more episodes this season, creating additional brand awareness for the Company. Moreover, our association with The X Factor and having multiple locations in key markets has generated substantial interest by advertisers in renting the on-studio advertising space. Such advertising represents an important revenue opportunity for the Company and its profitability. Management is devoting resources to capitalize on this advertising interest. We expect to have 10 studios installed in major US markets in early calendar 2012 and believe that this further strengthens our ability to generate significant revenue from national advertisers.

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

Currently there are MyStudio locations included in the greater metropolitan areas of Phoenix, Honolulu, Nashville, Hollywood, Kansas City and Denver. We are in the process of completing the installation of the Company’s seventh studio in the greater New York area.  Earlier in the current fiscal year, we placed an order for the manufacturing of fifteen additional studio chassis to further our roll-out plans. We have since taken possession of the four of those studio chassis, one of which is being installed in the New York area, and the balance are in the process of being prepared for future installation. We expect to receive the balance of the aforementioned studio chassis during fiscal 2012.

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

We are pleased to report that of the enormous group auditioning for the show, three of the acts using MyStudio made it into the show's final 32 to date, as well as one of those acts advancing to the final 9 remaining contestants – the total remaining number of contestants as of the date of this Report. We believe this further validates that MyStudio creates an important platform for those seeking to audition for reality television shows or any other music, acting, comedy or modeling-related opportunities.

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

Manufacturing

Last fiscal year, we announced that we had contracted for the manufacture of 15 of its proprietary studio chassis. We have since taken possession of the first four of such chassis. This agreement has allowed us to realize substantial studio cost savings relative to the prior manufacturer. We have and intend to continue financing additional studios through a combination of existing capital resources, raising additional capital and utilization of one existing credit facility.

We continue to evaluate our other vendors to identify additional cost savings for the studios.

Intellectual Property and Licensing

Last fiscal year, we announced that we had contracted for the manufacture of 15 of its proprietary studio chassis. We have since taken possession of the first four of such chassis. This agreement has allowed us to realize substantial studio cost savings relative to the prior manufacturer. We have and intend to continue financing additional studios through a combination of existing capital resources, raising additional capital and utilization of one existing credit facility.

Employees

As of September 30, 2011, we employed eighteen full-time and twenty four part-time employees, including attendants at the MyStudio locations.  We expect to seek additional employees in the next year to handle anticipated potential growth.

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

We are leasing office space on a month-to-month basis in West Hollywood, California.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This is a two-year lease expiring on July 31, 2013.  The total lease expense for both facilities is approximately $13,500 per month, and the total remaining obligations under these leases at September 30, 2011 were approximately $297,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Revenues
	Three Months Ended September 30,
	2011	2010
Session Revenues	$10,750	$93,170
Advertising Revenues	1,996	7,500
AfterMaster Revenues	32,400	2,200
Total Revenues	$45,146	$102,870

Our business model currently generates revenues from four primary sources:

-	Paid user fees from customers who utilize the studios to create an audio/video recording;
-	Advertising revenue from the external monitors located on each MyStudio facility;
-	Advertising revenue from our website; and
-	AfterMaster revenue

The revenues from each of the first two of these sources is expected to increase proportionally to the number of studios we place in operation. The revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers. Revenues from AfterMaster services resulted primarily from audio services provided to producers and artists on a contract basis. This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from pay-per-play downloads.

The revenue for the three months ended September 30, 2011 decreased to $45,146 from $102,870 over the comparable three month period ended September 30, 2010 due to a decrease in barter income this quarter.

Of the $100,670 of studio session and advertising revenue for the three months ended September 30, 2010, $26,420 was cash and the remaining $74,250 was in barter.  We had no barter transactions during the three months ended September 30, 2011.

Cost of Sales

	Three Months Ended September 30,
	2011	2010
Cost of Sales (excluding depreciation and amortization)	$188,435	$121,205

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the three months ended September 30, 2011, over the comparable period for the prior fiscal year, is attributable, primarily, to the opening of additional studios.

Other Costs and Expenses

	Three Months Ended
	September 30,
	2011	2010
Cost of barter exchanges	$-	$74,250
Depreciation and amortization expense	110,880	74,378
General and administrative expenses	1,094,964	1,240,477
Total	$1,394,279	$1,389,105

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, advertising, and expenses related to the issuance of stock compensation.

As a result of not engaging in any barter transactions during the quarter ended September 30, 2011, we did not incur any costs of barter exchanges.  Depreciation and amortization increased due to additional studios placed in service.

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, advertising, and expenses related to the issuance of stock compensation.  General and administrative expenses decreased in the three-month period ended September 30, 2011 compared to the three months ended September 30, 2009 due to a decrease in advertising expenses from $138,749 in 2010 to $23,856 in 2011. The decrease in advertising expenses is due to the fact that our efforts during the quarter were focused primarily on the X Factor auditions and the relocation of studios after the auditions were completed.  Professional fees also decreased from $813,943 in 2010 to $699,782 in 2011.  The decrease in professional fees is primarily attributable to our issuing less Common Stock and warrants to various employees and consultants for services rendered during the period.  This decrease in professional fees and advertising was partially offset by an increase in other general and administrative expenses resulting from the installation and deployment of the new studios.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Income and Expenses

The other income and expenses during the quarter ended September 30, 2011, totaling $243,061 of net expenses, is a combination of interest expense ($243,374) and other income ($313).  During the comparable period in 2010, other income and expenses totaled $13,528 and was comprised of interest expense ($87,030) and a gain on the disposal of property ($73,502).  Interest has increased due to additional borrowings used to build and deploy additional studios.

Net Income/(Loss)

	Three Months Ended September 30,
	2011	2010
Net Income/(Loss)	$(1,592,194)	$(1,420,968)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large non-cash expenses, our net loss would be $1,170,801 and $1,081,218 for the periods ended September 30, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $45,146 during the three months ended September 30, 2011 as compared to $102,870 in the comparable quarter of 2010.  The Company has incurred losses since inception of $31,266,777.  At September 30, 2011, the Company has negative working capital of $1,155,567, which is a decrease in working capital of $254,278 from June 30, 2011.  The decrease in the working capital was primarily due to lower cash balances and additional short-term borrowings.

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

The Company’s management team believes that its success depends on the Company’s ability to raise additional capital, deploy multiple studios and create strategic partnerships that drive traffic to the studios.  The Company’s current six studios are insufficient to generate adequate revenues to achieve overall profitability for the Company.  By deploying multiple studios, the Company believes that it will be able to successfully implement its business plan, attract a greater number of strategic partnerships and achieve profitability.

As of September 30, 2011, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2011 and September 30, 2010, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

(b)	Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of September 30, 2011 and September 30, 2010, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of September 30, 2011 and September 30, 2010 were ineffective, based on COSO’s framework.

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

Management has concluded that these control deficiencies constitute a material weakness that continued throughout September 30, 2001 and beyond.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This Quarterly Report does not include attestation reports of the Company’s registered public accounting firms regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  At September 30, 2011, there are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

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

ITEM 1A - RISK FACTORS - continued

Effect of Fluctuations in Operations on the Price of Common Stock.

Our future operating results may fluctuate and cause the price of our Common Stock to decline, which could result in substantial losses for investors.   Our limited operating history makes it difficult to predict accurately our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control.  If our operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:

•	Ability to broadly commercialize and expand MyStudio and/or AfterMaster;
•	Changes in entertainment technology;
•	Price and availability of alternative entertainment available to the public;
•	Availability and cost of technology and marketing personnel;
•	Our ability to establish and maintain key relationships with industry partners;
•	The amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure; and
•	General economic conditions and economic conditions specific to the entertainment industry.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2011 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of September 30, 2011, we had 31,907,144 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 678,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 773,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,570,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted into approximately 3,140,000 shares of Common Stock.  We had outstanding convertible debt with a face value of $1,340,488, which can be converted into approximately 2,680,000 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 5,607,912 additional shares of Common Stock at an average exercise price of $0.84.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 1A - RISK FACTORS - continued

Inability to Manage Rapid Growth.

We expect to grow rapidly.  Rapid growth often places considerable operational, managerial and financial strain on a business.  To successfully manage rapid growth, we must accurately project its rate of growth and:

•	Rapidly improve, upgrade and expand our business infrastructure;
•	Deliver our product and services on a timely basis;
•	Maintain levels of service expected by clients and customers;
•	Maintain appropriate levels of staffing;
•	Maintain adequate levels of liquidity; and
•	Expand and upgrade our technology, transaction processing systems and network hardware or software or find third parties to provide these services.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following equity securities during the three months ended September 30, 2011.  We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.  Following is a summary of the shares of Common Stock issued during the quarter ended September 30, 2011.

Common Stock:
·	635,335 shares of Common Stock for net cash proceeds of $371,664;
·	400,103 shares of Common Stock to non-employees in advance of services;
·	259,234 shares of Common Stock as share-based compensation to employees and non-employees;
·	386,238 shares of Common Stock to convert $100,000 in convertible notes payable and $104,085 in accrued liabilities;
·	65,344 shares of Common Stock as interest expense on outstanding notes payable;
·	132,000 shares issued as a conversion of Preferred Stock; and
·	4,000 shares of common stock as dividends on Preferred Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

The value of the share-based compensation was based on the market price of the stock on the day of issuance.

Warrants to Purchase Common Stock:

·	75,000 warrants in lieu of interest;
·	50,000 warrants as prepaid interest;
·	150,000 warrants were modified to extend the maturity date; and
·	63,532 warrants as finder’s fees for equity financing.

The estimated value of the Common Stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2011, no matters were submitted to the shareholders for a vote.

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

STUDIO ONE MEDIA, INC.

Date: November 21, 2011	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: November 21, 2011	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: November 21, 2011	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer