Form 10-Q/A
period 2011-09-30
STUDIO ONE MEDIA, INC.
filed 2011-12-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

☒  Yes     ☐  No   (Not required)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Studio One Media, Inc. (the “Company”) for the quarter ended September 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 21, 2011. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 (XBRL interactive data) as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	September 30,
	2011	2010

REVENUES
Session Revenues	$10,750	$93,170
Advertising Revenues	1,996	7,500
AfterMaster Revenues	32,400	2,200

Total Revenues	45,146	102,870

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	188,435	121,205
Cost of Barter Exchanges	-	74,250
Depreciation and Amortization Expense	110,880	74,378
General and Administrative Expenses	1,094,964	1,240,477

Total Costs and Expenses	1,394,279	1,510,310

Loss from Operations	(1,349,133)	(1,407,440)

Other Income (Expense)
Interest Expense	(243,374)	(87,030)
Gain on Disposal of Property	-	73,502
Gain on Extinguishment of Debt	313	-

Total Other Income (Expense)	(243,061)	(13,528)

Loss Before Income Taxes	(1,592,194)	(1,420,968)
Income Tax Expense	-	-

NET LOSS	$(1,592,194)	$(1,420,968)

Preferred Stock Accretion and Dividends	(313,604)	(2,900)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,905,798)	$(1,423,868)

Basic and Diluted Loss Per Share of Common Stock	$(0.06)	$(0.05)

Weighted Average Number of Common Shares Outstanding	32,095,905	26,107,817

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2010	549,044	$549	25,891,768	$25,892	$22,346,842	$(20,569,040)	$1,804,243

Preferred shares issued for cash	1,187,000	1,187	-	-	1,185,813	-	1,187,000

Common shares issued for cash, net of offering costs of $139,102	-	-	1,847,501	1,848	1,000,064	-	1,001,912

Warrants and options exercised for cash	-	-	351,983	352	129,215	-	129,567

Common shares issued in conversion of debt and extinguishment of liabilities	-	-	1,232,452	1,232	701,048	-	702,280

Common shares issued in conversion of preferred stock	(100,000)	(100)	206,099	206	(106)	-	-

Share-based compensation - common shares	-	-	1,322,182	1,322	1,615,677	-	1,616,999

Share-based compensation - warrants	-	-	-	-	1,864,764	-	1,864,764

Warrants and common shares issued in advance of services	-	-	64,197	64	496,965	-	497,029

Warrants and common shares issued for interest expense	-	-	-	-	131,913	-	131,913

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	1,181,281	-	1,181,281

Warrants issued in connection to issuance of convertible debt	-	-	-	-	94,710	-	94,710

Net loss for the year ended
June 30, 2011	-	-	-	-	-	(9,103,247)	(9,103,247)

Balance, June 30, 2011	1,636,044	1,636	30,916,182	30,916	30,748,186	(29,672,287)	1,108,451

Common stock issued as dividends on preferred stock	-	-	4,000	4	2,292	(2,296)	-

Common shares issued for cash, net of offering costs of $41,296	-	-	635,335	635	371,029	-	371,664

Common shares issued in conversion of debt and extinguishment of liabilities	-	-	386,238	387	203,385	-	203,772

Common shares issued in conversion of Preferred Stock	(66,000)	(66)	132,000	132	(66)	-	-

Share-based compensation - common shares	-	-	259,234	259	171,408	-	171,667

Share-based compensation - warrants and options	-	-	-	-	5,705	-	5,705

Warrants and common shares issued in advance of services	-	-	400,103	400	239,182	-	239,582

Warrants and common shares issued for interest expense	-	-	65,344	65	86,334	-	86,399

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	57,845	-	57,845

Warrants issued in connection with issuance of convertible debt	-	-	-	-	21,844	-	21,844

Net loss for the three months ended
September 30, 2011	-	-	-	-	-	(1,592,194)	(1,592,194)

Balance, September 30, 2011	1,570,044	$1,570	32,798,436	$32,798	$31, 907,144	$(31,266,777)	$674,735

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2011	2010

OPERATING ACTIVITIES

Net Loss	$(1,592,194)	$(1,420,968)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	11,880	74,378
Share-based compensation - Common Stock	171,667	241,545
Share-based compensation - warrants	5,705	56,763
Common Stock and warrants issued for interest	86,399	-
Amortization of debt discount and issuance costs	157,622	41,442
Gain on extinguishment of debt	(313)	-
Gain on disposal of property	-	(73,502)
Changes in Operating Assets and Liabilities:
Other receivables	(1,100)	(11,139)
Other assets	108,988	159,228
Accounts payable and accrued expenses	111,763	786,775

Net Cash Used in Operating Activities	(840,583)	(145,478)

INVESTING ACTIVITIES

Purchase of property and equipment	(23,502)	(848,205)
Proceeds from disposal of property	-	90,199

Net Cash Used in Investing Activities	(23,502)	(758,006)

FINANCING ACTIVITIES

Common stock issued for cash, net of offering costs of $41,296	371,664	14,626
Warrants and options exercised for cash	-	104,166
Proceeds from notes payable - related party	250,000
Repayments of notes payable - related party	-	(40,000)
Proceeds from notes payable	100,000	400,000
Repayment of notes payable	-	(30,000)

Net Cash Provided by Financing Activities	721,664	448,792

NET DECREASE IN CASH	(142,421)	(454,692)
CASH AT BEGINNING OF PERIOD	250,478	632,980

CASH AT END OF PERIOD	$108,057	$178,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$5,388
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$203,772	$139,277
Common Stock and warrants issued for prepaid services	239,582	94,097
Warrants and beneficial conversion feature on issuance of convertible debt	79,689	217,700
Common Stock issued as dividend on Preferred Stock	2,296	-

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

Subsequent Events

None

ITEM 6. EXHIBITS

a) The following Exhibits are filed herein:

NO.	TITLE

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO ONE MEDIA, INC.

Date: December 14, 2011	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: December 14, 2011	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: December 14, 2011	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer