Form 10-Q
period 2011-12-31
STUDIO ONE MEDIA, INC.
filed 2012-02-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

☐ Yes     ☒ No

At February 14, 2012, the number of shares outstanding of Common Stock, $0.001 par value, was 33,727,571 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$337,810	$250,478
Other Receivables	22,438	20,347
Other Current Assets	265,514	142,951

Total Current Assets	625,762	413,776

Property and Equipment, net	1,462,994	1,384,992
Property and Equipment, yet to be placed in service	298,620	484,462
Intangible Assets, net	204,437	237,085

Other Assets
Deposits	103,016	104,016
Other Assets	76,254	77,934

Total Other Long-Term Assets	179,270	181,950

Total Assets	$2,771,083	$2,702,265

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$1,057,743	$1,042,964
Notes Payable - Related Party	575,000	-
Notes Payable	40,488	240,488
Convertible Notes Payable - Related Party, net of discount
of $120,473 and $-0-, respectively	129,527	-
Convertible Notes Payable, net of discount
of $6,603 and $68,387, respectively	218,397	31,613

Total Current Liabilities	2,021,155	1,315,065

Long-Term Liabilities
Convertible Notes Payable - Related Party, net of discount
of $761,653 and $721,251, respectively	888,348	278,749

Total Liabilities	2,909,503	1,593,814

Stockholders' Equity (Deficit)
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; 1,570,044 and 1,636,044 issued and
outstanding, respectively	1,570	1,636
Common Stock, authorized 100,000,000 shares,
par value $0.001; 33,570,779 and 30,916,182 shares issued
and outstanding, respectively	33,571	30,916
Additional Paid In Capital	32,775,187	30,748,186
Accumulated Deficit	(32,948,748)	(29,672,287)

Total Stockholders' Equity (Deficit)	(138,420)	1,108,451

Total Liabilities and Stockholders' Equity (Deficit)	$2,771,083	$2,702,265

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

REVENUES
Session Revenues	$41,211	$113,340	$51,961	$206,510
Advertising Revenues	20	1,500	2,016	9,000
AfterMaster Revenues	24,500	16,600	56,900	18,800

Total Revenues	65,731	131,440	110,877	234,310

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	221,894	118,601	410,329	239,806
Cost of Barter Exchanges	23,500	102,800	23,500	177,050
Depreciation and Amortization Expenses	120,750	83,246	231,630	157,624
General and Administrative Expenses	1,043,391	1,120,995	2,138,355	2,361,472

Total Costs and Expenses	1,409,535	1,425,642	2,803,814	2,935,952

Loss from Operations	(1,343,804)	(1,294,202)	(2,692,937)	(2,701,642)

Other Income (Expense)
Interest Expense	(338,045)	(177,044)	(581,419)	(264,074)
Gain on Disposal of Property	-	-	-	73,502
Gain (Loss) on Extinguishment of Debt	(122)	(643,275)	191	(643,275)

Total Other Expense	(338,167)	(820,319)	(581,228)	(833,847)

Loss Before Income Taxes	(1,681,971)	(2,114,521)	(3,274,165)	(3,535,489)
Income Tax Expense	-	-	-	-

NET LOSS	$(1,681,971)	$(2,114,521)	$(3,274,165)	$(3,535,489)

Preferred Stock Accretion and Dividends	(42,435)	(51,484)	(356,039)	(54,384)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,724,406)	$(2,166,005)	$(3,630,204)	$(3,589,873)

Basic and Diluted Loss Per Share of Common Stock	$(0.05)	$(0.08)	$(0.11)	$(0.14)

Weighted Average Number of Shares Outstanding	32,954,355	27,011,922	32,603,089	26,290,376

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2010	549,044	$549	25,891,768	$25,892	$22,346,842	$(20,569,040)	$1,804,243

Preferred shares issued for cash	1,187,000	1,187	-	-	1,185,813	-	1,187,000

Common shares issued for cash, net of offering costs of $139,102	-	-	1,847,501	1,848	1,000,064	-	1,001,912

Warrants and options exercised for cash	-	-	351,983	352	129,215	-	129,567

Common shares issued in conversion of debt and extinguishment of liabilities	-	-	1,232,452	1,232	701,048	-	702,280

Common shares issued in conversion of preferred stock	(100,000)	(100)	206,099	206	(106)	-	-

Share-based compensation - common shares	-	-	1,322,182	1,322	1,615,677	-	1,616,999

Share-based compensation - warrants	-	-	-	-	1,864,764	-	1,864,764

Warrants and common shares issued in advance of services	-	-	64,197	64	496,965	-	497,029

Warrants and common shares issued for interest expense	-	-	-	-	131,913	-	131,913

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	1,181,281	-	1,181,281

Warrants issued in connection to issuance of convertible debt	-	-	-	-	94,710	-	94,710

Net loss for the year ended
June 30, 2011	-	-	-	-	-	(9,103,247)	(9,103,247)

Balance, June 30, 2011	1,636,044	1,636	30,916,182	30,916	30,748,186	(29,672,287)	1,108,451

Common stock issued as dividend on preferred stock	-	-	4,000	4	2,292	(2,296)	-

Common shares issued for cash, net of offering costs of $41,296	-	-	635,335	635	371,029	-	371,664

Common shares issued in conversion of debt and extinguishment of liabilities	-	-	500,865	501	266,311	-	266,812

Common shares issued in conversion of preferred stock	(66,000)	(66)	132,000	132	(66)	-	-

Share-based compensation - common shares	-	-	585,626	586	358,273	-	358,859

Share-based compensation - warrants and options	-	-	-	-	7,706	-	7,706

Warrants and common shares issued in advance of services	-	-	625,103	625	408,165	-	408,790

Warrants and common shares issued for interest expense	-	-	171,668	172	142,750	-	142,922

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	317,646	-	317,646

Warrants issued in connection to issuance of convertible debt	-	-	-	-	152,895	-	152,895

Net loss for the six months ended
December 31, 2011	-	-	-	-	-	(3,274,165)	(3,274,165)

Balance, December 31, 2011	1,570,044	$1,570	33,570,779	$33,571	$32,775,187	$(32,948,748)	$(138,420)

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
	2011	2010

OPERATING ACTIVITIES

Net Loss	$(3,274,165)	$(3,535,489)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	231,630	157,624
Share-based compensation - Common Stock	358,859	739,904
Share-based compensation - warrants	7,706	166,877
Common Stock and warrants issued for interest	142,922	-
Amortization of debt discount and issuance costs	371,451	139,599
(Gain)/Loss on extinguishment of debt	(191)	643,275
Changes in Operating Assets and Liabilities:
Other receivables	(2,091)	16,399
Other assets	288,907	436,865
Accounts payable and accrued expenses	181,782	235,805

Net Cash Used in Operating Activities	(1,693,190)	(999,141)

INVESTING ACTIVITIES

Purchase of property and equipment	(91,142)	(566,715)
Proceeds from disposal of property	-	90,199

Net Cash Used in Investing Activities	(91,142)	(476,516)

FINANCING ACTIVITIES

Preferred stock issued for cash	-	195,000
Common Stock issued for cash, net of offering costs of $41,296 and $-0-, respectively	371,664	42,694
Warrants and options exercised for cash	-	119,166
Proceeds from notes payable - related party	375,000	-
Repayments of notes payable - related party	-	(40,000)
Proceeds from convertible notes payable - related party	900,000	500,000
Proceeds from convertible notes payable	250,000	132,500
Repayments of convertible notes payable	(25,000)	-
Proceeds from notes payable	-	235,000
Repayment of notes payable	-	(40,000)

Net Cash Provided by Financing Activities	1,871,664	1,144,360

NET INCREASE (DECREASE) IN CASH	87,332	(331,297)
CASH AT BEGINNING OF PERIOD	250,478	632,980

CASH AT END OF PERIOD	$337,810	$301,683

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$5,525
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$266,812	$328,362
Common Stock and warrants issued for prepaid services	408,790	380,907
Warrants and beneficial conversion feature on issuance of convertible debt	478,165	927,125
Common Stock issued as dividend on preferred stock	2,296	-

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and June 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements.  The results of operations for the periods ended December 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $32,948,748 and currently has revenues which are insufficient to cover their operating cost which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its MyStudio and AfterMaster businesses. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) place in service additional studios.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and June 30, 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The financial instrument assets and liabilities where carrying value approximates fair value as of December 31, 2011 are as follows:

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid Expenses	$331,768	$-	$-	$331,768
Notes payable, net	258,885	-	-	258,885
Notes payable, net – related party	1,592,875			1,592,875
Total	$2,183,528	$-	$-	$2,183,528

The financial instrument assets and liabilities where carrying value approximates fair value as of December 31, 2010 are as follows:

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid Expenses	$288,389	$-	$-	$288,389
Notes payable, net – related party	50,000	-	-	50,000
Notes payable, net	531,002	-	-	531,002
	$819,391	$-	$-	$819,391

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

The following tables present the reconciliation of level 3 financial instruments as of December 31, 2011, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

	Equity Related	Notes Payable,	Note Payable, net
Level 3 Reconciliation:	Prepaid Expenses	net - related party	Related Party
Level 3 assets and liabilities at December 31, 2010:	$288,389	$50,000	$531,002
Purchases, sales, issuances and settlements (net)	43,379	208,885	1,061,873
Total level 3 assets and liabilities at December 31, 2011:	$331,768	$258,885	$1,592,875

The Company is also required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, including intangible assets. The Company determined the fair value used in the impairment analysis with its own discounted cash flow analysis. The Company has determined the inputs used in such analysis as Level 3 inputs. The Company did not record any impairment charges on long-lived assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred during the periods ended December 31, 2011 and 2010.

Income Taxes
There was no income tax provision for the six months ended December 31, 2011 and 2010 due to net operating losses for which there is no benefit currently available.

At December 31, 2011, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2010 consolidated financial statements have been reclassified to conform to the presentation in the December 31, 2011 consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and June 30, 2011

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable
In accounting for its convertible notes payable, proceeds from the sale of a convertible debt instrument with Common Stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portions of the proceeds allocated to the warrants are accounted for as paid-in capital. The remainder of the proceeds is allocated to the debt instrument portion of the transaction as prescribed by ASC 470-25-20.  The Company then calculates the effective conversion price of the note based on the fair value allocated to the debt instrument to determine the fair value of any beneficial conversion feature (“BCF”) associated with the convertible note in accordance with ASC 470-20-30.  The BCF is recorded to additional paid-in capital with an offset to debt discount.  Both the debt discount related to the issuance of warrants and related to a BCF is amortized over the life of the note.

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of December 31, 2011 and June 30, 2011, respectively:

	December 31,	June 30,
	2011	2011
$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $95,804 and $137,774 at December 31, 2011 and June 30, 2011, respectively.	$154,196	$112,226

$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $111,770 and $153,741 at December 31, 2011 and June 30, 2011, respectively.	138,230	96,259

$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $171,844 and $222,848 at December 31, 2011 and June 30, 2011, respectively.	78,156	27,152

$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $164,918 and $206,888 as of December 31, 2011 and June 30, 2011, respectively.	85,082	43,112

$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $120,473 as of December 31, 2011.	129,527	-

$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $98,493 as of December 31, 2011.	151,508	-

$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $40,813 as of December 31, 2011.	59,187	-

$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $78,011 as of December 31, 2011.	221,989	-
Total convertible notes payable – related parties	$1,017,875	$278,749
Less current portion	129,527	-
Convertible notes payable – related parties, long-term	$888,348	$278,749

During fiscal year ended June 30, 2010, the Company entered into a financing agreement with a related party to fund up to $1,000,000 in four equal increment tranches.  At each tranche, the Company would issue a 12% convertible note with a conversion price of $0.50 as well as warrants to purchase 50,000 shares of the Company’s Common Stock at $0.50 per share with a contractual life of 5 years. Each advance is due in 3 years from the advance dates. The proceeds of each advance by the lender to the Company are to be used to manufacture, ship, install and operate MyStudios, which serve as collateral for such advance.

The lender made each of the four advances in February, March, August and December of 2010 thus reaching the $1,000,000 limit under this financing agreement and the Company has granted all 200,000 warrants to the lender.

The value of the BCF recorded was $827,271 and the debt discount related to the attached warrants was $140,429, for a total debt discount of $967,700.  The initial recorded BCF and debt discounts for the third of the four advances included in the above amounts were subsequently adjusted as described below to reflect the modification of the terms embedded in the host debt.

On August 2010, the Company issued a convertible note for $250,000 under the above $1,000,000 financing agreement (Tranche III).  The note contained a conversion rate feature, and included a warrant to purchase 50,000 shares of the Company’s Common Stock at $0.50 per share, exercisable for 5 years.  The Company recorded a BCF of $186,350 and a debt discount for $31,350, for a total discount of $217,700, relating to this financing transaction.  Moreover, in connection with the Tranche III funding, the Company also issued to the lender an option, embedded in the convertible note and at the lender’s discretion, to put the converted Common Stock back to the Company at $0.60 per share.  The embedded put option was evaluated and deemed to not meet the definition of a derivative and as such, was not bifurcated and accounted for as a derivative.  Subsequent to the origination of the Tranche III, the Company then provided to the lender four separate amendments in which at each amendment, the maturity date of the put option was extended.

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
December 31, 2011 and June 30, 2011

NOTE 4 – NOTES PAYABLE - continued

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

The Company evaluated each of the aforementioned amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that while Amendments 1 and 2 were not deemed to be significant, Amendments 3 and 4 resulted in significant and consequential changes to the economic substance of the debt and thus resulted in extinguishment of the debt.

The extinguishment loss related to each of the amendments is summarized below:

First Amendment – October 29, 2010	$0
Second Amendment – November 15, 2010	$0
Third Amendment – November 22, 2010	$234,802
Fourth Amendment – December 7, 2010	$263,843
Total	$498,645

The above extinguishment losses are recorded in other income and expense section of the statement of operations.

On November 3, 2011, the Company issued a convertible note to a related party for $250,000 that matures one year after issuance.  The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.40 per share.   This note includes the following priority repayment provisions:  1) the Company agrees to apply 50% of the first $600,000 of capital raised by the Company in the near term toward all outstanding notes the lender has outstanding with the Company; 2) the Company agrees to apply the first $825,000 of proceeds raised beyond the $600,000 to any outstanding notes the lender has outstanding with the Company; and 3) if the Company is unable to raise additional capital but a large marketing or sales agreement is entered into which provide for revenue in excess of $50,000, all funds received above $50,000 shall be applied to any notes the lender has outstanding with the Company at the time.

As additional compensation, the Company issued to the holder a warrant to purchase 60,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of BCF recorded was $118,455 and the debt discount related to the attached warrants was $24,705, for a total debt discount of $143,160.

On December 2, 2011, the Company issued a convertible note to a related party for $250,000 that matures in June 2013.  The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.   In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.

As additional compensation, the Company issued to the holder a warrant to purchase 112,500 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $61,998 and the debt discount related to the attached warrants was $41,998, for a total debt discount of $103,996.

On December 15, 2011, the Company issued a convertible note to a related party for $100,000 that matures in June 2013.  The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.   In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.

As additional compensation, the Company issued to the holder a warrant to purchase 50,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $24,020 and the debt discount related to the attached warrants was $18,020, for a total debt discount of $40,040.

On December 30, 2011, the Company issued a convertible note to a related party for $300,000 that matures in June 2013.  The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.   In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.

As additional compensation, the Company issued to the holder a warrant to purchase 150,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $39,577 and the debt discount related to the attached warrants was $38,577, for a total debt discount of $78,154.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and June 30, 2011

NOTE 4 – NOTES PAYABLE - continued

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of December 31, 2011 and June 30, 2011, respectively:

	December 31,	June 30,
	2011	2011
$100,000 face value, issued in June 2011, interest rate of 8%, matures in December 2013, net of unamortized discount of $63,387 as of June 30, 2011.	$-	$31,614

$100,000 face value, issued in September 2011, interest rate of 0%, originally matured in December 2011, extended to March 2012, net of unamortized discount of $-0- as of December 31, 2011.	100,000	-

$100,000 face value, issued in October 2011, interest rate of 12%, matures in January 2012, $25,000 of principle repaid and net of unamortized discount of $87 as of December 31, 2011.	74,913	-

$10,000 face value, issued in October 2011, interest rate of 10%, matures in January 2012, net of unamortized discount of $726 as of December 31, 2011.	9,274	-

$15,000 face value, issued in October 2011, interest rate of 10%, matures in January 2012, net of unamortized discount of $1,089 as of December 31, 2011.	13,911	-

$15,000 face value, issued in December 2011, interest rate of 12%, matures in March 2012, net of unamortized discount of $2,800 as of December 31, 2011.	12,200	-

$10,000 face value, issued in December 2011, interest rate of 12%, matures in March 2012, net of unamortized discount of $1,901 as of December 31, 2011.	8,099	-
Total convertible notes payable – non-related parties	$218,397	$31,614
Less current portion	218,397	31,614
Convertible notes payable – non-related parties, long-term	$-	$-

On June 3, 2011, the Company issued a convertible note for $100,000 that matured in December 2011.  The note provided for an interest rate of 8% per annum and was convertible into shares of the Company’s Common Stock at $0.50 per share.  The Company calculated the intrinsic BCF value of $80,000 which was recorded as a debt discount and was to be amortized over the life of the note.  In July 2011, the principal amount and the accrued interest for the above note was converted into 201,622 shares of the Company’s Common Stock pursuant to the conversion rate provision in the agreement.  Upon conversion, the remaining unamortized BCF amount of $62,796 was charged to interest expense and recorded in the other income (expense) section of statement of operations for the three and six months ended December 31, 2011.

On September 29, 2011, the Company issued a convertible note for $100,000 with an original maturity date 90 days after issuance.  All or any amount of the principal amount of the note together with the accrued interest may be converted into shares of the Company’s Common Stock at a conversion price of $0.50 per share.  In lieu of interest payments during the 90 day term, the Company issued to the holder a warrant to purchase 50,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  At the option of the Company, the due date of this note may be extended for three consecutive thirty-day periods.  In lieu of interest during the extension periods, the Company will be required to grant the holder 16,667 five year warrants with a $0.50 exercise price.  The value of the BCF recorded was $57,845 and the debt discount relate to the attached warrants was $21,844, for a total debt discount of $79,689.

Prior to December 29, 2011, the Company elected to extend the maturity date of the note in accordance with the extension provisions.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and June 30, 2011

NOTE 4 – NOTES PAYABLE - continued

On October 5, 2011, the Company issued a convertible note for $100,000 that matures 90 days after issuance.  The maturity date of the note can be extended, at the option of the holder, for a single 90 day period.  The note bears an interest rate of 12% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.  The value of the BCF recorded was $2,600.

On October 13, 2011, the Company issued a convertible note for $10,000 that matures 90 days after issuance.  The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.  The maturity date of the note can be extended, at the option of the holder, for two consecutive 30 day periods in exchange for a warrant equal to 20% of the initial amount of the note issued with a strike price of $0.50 per share for 5 years. As additional compensation, the Company issued to the holder a warrant to purchase 5,000 shares of the Company’s common stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $3,970 and the debt discount related to the attached warrants was $1,970, for a total debt discount of $5,940.

On October 13, 2011, the Company issued a convertible note for $15,000 that matures 90 days after issuance.  The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.  The maturity date of the note can be extended, at the option of the holder, for two consecutive 30 day periods in exchange for a warrant equal to 20% of the initial amount of the note issued with a strike price of $0.50 per share for 5 years. As additional compensation, the Company issued to the holder a warrant to purchase 7,500 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $5,956 and the debt discount related to the attached warrants was $2,956, for a total debt discount of $8,912.

On December 9, 2011, the Company issued a convertible note to an unrelated individual for $15,000 that matures 90 days after issuance.  The note bears an interest rate of 12% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.  The maturity date of the note can be extended, at the option of the holder, for a single 90 day period.  As additional compensation, the Company issued to the holder a warrant to purchase 7,500 shares of the Company’s common stock.  The warrant has an exercise price of $0.50 per share and a contractual life of five (5) years from the issuance date.  The value of the beneficial conversion feature recorded was $2,003 and the debt discount relate to the attached warrants was $1,703, for a total debt discount of $3,706.

On December 14, 2011, the Company issued a convertible note for $10,000 that matures 90 days after issuance.  The note bears an interest rate of 12% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.  The maturity date of the note can be extended, at the option of the holder, for a single 90 day period.  As additional compensation, the Company issued to the holder a warrant to purchase 5,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $1,222 and the debt discount related to the attached warrants was $1,122, for a total debt discount of $2,344.

Non-Convertible Notes Payable – Related Parties
Non-convertible notes payable due to related parties consisted of the following as of December 31, 2011 and June 30, 2011:

	December 31,	June 30,
	2011	2011
Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to December 2011, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	200,000	200,000

Face value of $250,000, issued in September 2011, matures in September 2012, 25,000 warrants per month issued for first 90 days, note bears interest at 15% from December 2011 through maturity.	250,000	-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and June 30, 2011

NOTE 4 – NOTES PAYABLE - continued

Face value of $125,000, issued in October 2011, matures in October 2012, 30,000 warrants issued in lieu of interest through December 2011, note bears interest at 15% from December 2011 through maturity.	125,000	-
Total non-convertible notes payable – related parties	$575,000	$200,000
Less current portion	575,000	200,000
Non-convertible notes payable - related parties, long term	$-	$-

In April 2011, the Company executed a $200,000 note payable with a related party that matured 90 days following the date of the note.  This note includes the following priority repayment provisions:  1) the Company agrees to apply 50% of the first $600,000 of capital raised by the Company in the near term toward all outstanding notes the lender has outstanding with the Company; 2) the Company agrees to apply the first $200,000 of proceeds raised beyond the $600,000 to any outstanding notes the lender has outstanding with the Company; and 3) if the Company is unable to raise additional capital but a large marketing or sales agreement is entered into which provide for revenue in excess of $50,000, all funds received above $50,000 shall be applied to any notes the lender has outstanding with the Company at the time.

The note provides for no interest but required the Company to issue to the lender, for each thirty day period of the original term, a warrant to purchase 30,000 shares of the Company’s common stock at a price of $0.60 per share over a contractual life of five years.  The Company may also elect, at its option, to extend the maturity date for two 30-day periods upon notice of such election to the lender and the issuance of a warrant to purchase up to 50,000 shares of the Company’s Common Stock at a price of $0.60 per share with a contractual life of 5 years for each such extension.  The note is not convertible and no warrant was issued in connection with the issuance of the note so there is no beneficial conversion feature value or debt discount applicable to the origination of the note.

On June 30, 2011 and July 30, 2011, the Company exercised its options on the above notes to extend the maturity dates, each time for 30 days, pursuant to the provision contained in the original financing agreement.  Upon final maturity of the note payable at August 29, 2011, the Company and lender agreed to amend the original financing agreement in which the maturity date was extended to December 31, 2011 with an interest rate of 12% per annum.  The lender could choose to have the accrued interest outstanding on the note be repaid in shares of the Company’s common stock in lieu of cash.  For each instance where such election was made, the number of shares of the Company’s common stock to be issued was to be calculated at a discount based on seventy-five percent (75%) of the average of the closing prices of the Company’s common stock as reported by Bloomberg, L.P., or other independent reporting services acceptable to the lender and the Company for 10 trading days prior to the date such payment was due.

The Company evaluated the above amendment to extend the maturity date from August 29, 2011 to December 31, 2011 under the guidance of ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that such extension of the maturity date of the note did not result in a 10% or more change in the present value of the cash flow, and thus did not result in an extinguishment of the note.

In September 2011, the Company entered into a one-year note payable for $250,000 with a related party.  The note provided for 0% interest per annum for the first 90 days.  In lieu of interest for the first 90 days, the Company granted the lender a warrant to purchase 25,000 shares of Company’s Common Stock at an exercise price of $0.40 for a contractual period of 5 years for each 30 days or portion thereof the note remains outstanding.  If the note remains outstanding beyond the first 90 days, the note shall provide for an interest rate of 15% per annum.  This note includes the following priority repayment provisions:  1) the Company agrees to apply 50% of the first $600,000 of capital raised by the Company in the near term toward all outstanding notes the lender has outstanding with the Company; 2) the Company agrees to apply the first $450,000 of proceeds raised beyond the $600,000 to any outstanding notes the lender has outstanding with the Company; and 3) if the Company is unable to raise additional capital but a large marketing or sales agreement is entered into which provide for revenue in excess of $50,000, all funds received above $50,000 shall be applied to any notes the lender has outstanding with the Company at the time.

The Company was also be required to provide to the lender or its representative online access, for viewing purposes only, to the accounting and financial data maintained by the Company.  Online access shall be terminated once the loan and other funds advanced by the lender to the Company, including any accrued interest, have been fully paid.  Failure to make online access available to the lender or its representative by September 30, 2011 shall cause the Company to issue to the lender a warrant to purchase 50,000 shares of the Company’s stock at an exercise price of $0.40 per share with a contractual life of 5 years.  For each 30 day period thereafter that the lender or its representative has not been provided online access to Company’s accounting and financial data, the Company shall issue to the lender a warrant to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share with a contractual life of 5 years. Online access was provided to the lender required within the specified date.

Further, per the terms of the agreement, if the note was not fully repaid by October 31, 2011, which was subsequently extended to November 15, 2011, and the Company has not deployed and made operational certain designated studios, the Company would be obligated to issue to the lender a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.40 per share with a contractual life of 5 years.

In October 2011, the Company entered into a one-year note payable for $125,000 with a related party.  The note provided for 0% interest per annum for the first 45 days.  In lieu of interest for the first 45 days, the Company granted the lender a warrant to purchase 30,000 shares of Company’s Common Stock at an exercise price of $0.40 for a contractual period of 5.  Effective December 1, 2011, the note bears interest of 15% per annum until paid.

This note includes the following priority repayment provisions:  1) the Company agrees to apply 50% of the first $600,000 of capital raised by the Company in the near term toward all outstanding notes the lender has outstanding with the Company; 2) the Company agrees to apply the first $575,000 of proceeds raised beyond the $600,000 to any outstanding notes the lender has outstanding with the Company; and 3) if the Company is unable to raise additional capital but a large marketing or sales agreement is entered into which provide for revenue in excess of $50,000, all funds received abouve $50,000 shall be applied to any notes the lender has outstanding with the Company at the time.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and June 30, 2011

NOTE 4 – NOTES PAYABLE - continued

Non-Convertible Notes Payable – Non-Related Parties
Non-convertible notes payable due to non-related parties consisted of the following as of December 31, 2011 and June 30, 2011:

	December 31,	June 30,
	2011	2011
Various term notes with total face value of $65,398, due upon demand, interest rates range from 12% to 14%.	$40,488	$40,398
Total non-convertible note payable – non-related parties	40,488	40,398
Less current portion	40,488	40,398
Non-convertible notes payable – non-related parties, long-term	$-	$-

NOTE 5 – CONVERTIBLE PREFERRED STOCK

During the six months ended December 2011, the Company converted 66,000 shares of Convertible Preferred Stock and accrued dividends of $2,296, into 136,000 shares of Common Stock.

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 33,570,770 were issued outstanding as of December 31, 2011.  The activity surrounding the issuances of the Common Stock is as follows:

For the Six Months Ended December 31, 2011
The Company issued 635,335 shares of Common Stock for net cash proceeds of $371,664.  The Company paid $41,266 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from Common Stock proceeds.

The Company issued 625,103 shares of Common Stock valued at $371,664 to non-employees in advance of services.  The shares of common stock were valued based on the quoted market price on the date of issuance.  The Company also issued 500,856 shares of Common Stock to convert $100,000 in convertible notes payable and $167,003 in accrued liabilities.  The difference between the fair market value of the stock on the date of conversion of the accrued liabilities resulted in a gain on conversion of these liabilities of $191.  An additional 136,000 shares of Common Stock were issued to convert 66,000 shares of Convertible Preferred Stock and accrued dividends of $2,296.

As share-based compensation to employees and non-employees, the Company issued 585,626 shares of Common Stock valued at $358,859, based on the market price of the stock on the date of issuance.   As interest expense on outstanding notes payable, the Company issued 171,668 shares of Common Stock valued at $142,922 based on the market price on the date of issuance.

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS

Stock Purchase Options
During the six months ended December 31, 2011, the Company did not issue any stock purchase options.  The Company did recognize $7,706 in employee stock option expense during the six months ended December 31, 2011 for options vested during the period that were issued in prior periods.  This amount has been included within general and administrative expenses within the Company’s statement of operations.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and June 30, 2011

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted:

	2012	2011
Expected volatility	-	114 – 129%
Expected dividends	-	0%
Expected term (years)	-	3
Risk-free interest rate	-	0.84 – 1.33%

The following table summarizes the changes in options outstanding under the 2009 Stock Incentive Plan and the related prices for the shares of the Company’s Common Stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	678,429	0.86	0.80
Exercisable at June 30, 2011	580,096	$1.08	$0.84
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at December 31, 2011	678,429	0.86	0.80
Exercisable at December 31, 2011	590,096	$1.08	$0.84

Stock Purchase Warrants
During the six months ended December 31, 2011, the Company issued warrants to purchase a total of 841,032 shares of the Company’s Common Stock.  The following table presents the assumptions used to estimate the fair values of the stock warrants granted:

2011
Expected volatility	88 – 115%
Expected dividends	0%
Expected term	6 months – 5 years
Risk-free interest rate	0.09 – 1.11%

In conjunction with Common Stock issued for cash during the period, the Company issued warrants to purchase 63,532 shares of the Company’s Common Stock as stock offering costs.  The value of these warrantstotaled $32,664. Offering costs have been recorded as reductions to additional paid-in capital from Common Stock proceeds. An additional 125,000 warrants valued at $70,579 were issued in lieu of interest on outstanding notes.

On July 21, 2011, the Company agreed to modify 150,000 warrants issued in conjunction with a prior equity financing agreement where in the maturity date was extended.  The modified warrants were treated as a modification of terms.  The old warrants were revalued immediately prior to modification and the new warrants valued upon issuance.  Because the warrants were originally issued in conjunction with debt financing, the difference between the old and new warrants was recorded to additional-paid in capital.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s Common Stock issued to employees and non-employees of the Company during the six months ended December 31, 2011. These warrants were granted to investors, lenders and, in other instances, in lieu of cash compensation for services performed.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2011	5,756,380	$0.86	$1.06
Granted	841,032	0.47	0.50
Exercised	-	-	-
Cancelled/Expired	(487,000)	0.50	1.06
Outstanding as of December 31, 2011	5,607,912	$0.84	$0.98

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this filing and determined that there are no material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the six months ended December 31, 2011 and 2010. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

DESCRIPTION OF BUSINESS.

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of December 31, 2011, there were 33,570,779 shares of Common Stock issued and outstanding.   From April 2006 to December 31, 2011, we have raised approximately $20.2 million in the form of equity for purposes of research and development, the launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Business

Studio One Media, Inc. ("Studio One" or the "Company") is a diversified media and technology company. The Company's wholly-owned subsidiaries include MyStudio, Inc. and AfterMaster HD Audio Labs, Inc. The Company and its subsidiaries are engaged in the development and commercialization of proprietary, leading-edge audio and video technologies for professional and consumer use, including MyStudio® HD Recording Studios and AfterMaster TM HD Audio.

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

Business Update

Financial results for the first half of fiscal 2012 were below our projected targets as the Company embarked on several initiatives, in recent months, which included defining our product, staffing, pricing, marketing and demographics. These initiatives included testing of off-site session purchases, promotional sessions, multiple fee changes and staffing, all of which had a significant impact on sales. In addition, the Company did not undertake barter or marketing initiatives during the first quarter of our fiscal year and had only limited barter activity during the second quarter. However, with the new initiatives in place, the Company is currently on-track to report increased sales for the remaining fiscal year.

Television Production Agreement

In December 2011, the Company signed an agreement with one of North America's largest television and movie production companies for the co-development of a television show for national broadcast. The plan for the television show is to use content produced by MyStudio users to showcase their talents in a variety of categories (e.g., music and comedy).

We are very pleased to be working with the aforementioned television production company as it has had a great rate of success in getting television shows produced and aired on major television networks. Its stature and reach as an international television "powerhouse" provides additional credibility to the quality of our studios and the opportunity for the show to be a success.

The production of a national television show such as this has been a long-time goal of the Company's management team. We believe that such a show will allow for significant national and international exposure for MyStudio and thus drive substantially higher studio revenues. Based on the success of the show and the low-cost of production, there is a significant possibility of rolling out such a format into many international markets.

Strategic Partnerships

In addition to the planned upcoming television production using MyStudio user generated content, we have devoted a substantial amount of time and resources to the development of high-profile strategic partnerships that will create national exposure for MyStudio and thereby ultimately drive paying traffic to the studios. MyStudio requires broad-based consumer awareness that can only come from strategic alliances and partnerships which will bring exposure to our product and brand on television and other mainstream mediums.

When we initially installed a studio in our corporate showroom in Hollywood, our objective was to bring entertainment and music executives to our office to allow them to experience MyStudio and understand its quality and capabilities. This effort has created significant opportunities for the Company. The quality and functionality have always been well received by such executives, as well as an understanding of the efficiencies and cost savings opportunities available from using MyStudio to identify talent. However, the one of the greatest challenges to date has been introducing a new technology to an existing longstanding audition process to the entertainment industry and general public while having a minimal number of studios. We believe we are making progress into gaining greater brand awareness by installing more studios and partnering with some of the biggest names in the entertainment industry.

We have also been in discussions with various other parties interested in using MyStudio's content as part of a yet to be created variety show that would feature the videos. We view this as an exciting opportunity to broaden the brand awareness of MyStudio and drive additional traffic to the studios.

The availability of the studio audition process is seven days a week, 11 hours a day. The high-quality of the videos, high fidelity audio of the studios and the less stressful auditioning environment all contribute to the success of those auditioning using MyStudio.  The locations and mall hours of the studios allow for greater flexibility for those unable to attend the broader "open calls" due to other commitments, such as work and family.

Numerous other contests using the MyStudio technologies were hosted during the year, including music, modeling and comedy, and discussions are being held with other interested parties about using the studios for their upcoming productions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The X Factor

In April 2011, we announced our strategic partnership with The X Factor for its inaugural season in the United States. Led by Simon Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world's top musical talent, The X Factor has had tremendous success in Europe. The X Factor in the United States first aired in September 2011. Over the next four months, the show featured some of the most talented aspiring singers ever performing in a national talent contest. Coached by some of the top names in the music industry, the participants continued to improve upon their existing skills and gain significant exposure for their future careers.

It has been reported that over 75,000 people auditioned for the first season of the show, including several thousand who participated in such auditions through MyStudio. A positively disproportionate number of MyStudio auditioners made it to all X Factor elimination levels, including three of the MyStudio acts making it into the top 32 nationally televised contestants.  One of the MyStudio contestants, Drew Ryniewicz, made it into the top 3 girl finalists.

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

The X Factor partnership allowed the Company to conduct its first high-profile, multi-week audition program for a major television show and test the effectiveness of its proprietary technologies and audition process. The MyStudio/X Factor auditions conclusively proved MyStudio's statistical and operational advantages over highly publicized large scale open auditions. The absence of promotional lead-time and marketing support for the MyStudio auditions made the metrics even more significant.

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

Word of MyStudio's success with The X Factor auditions has been recognized by other companies in the television industry, and we have subsequently been contacted by major television producers about utilizing MyStudio in their upcoming shows. We believe that the adoption of our technology by The X Factor and the success of the MyStudio auditions will initiate a favorable change in the way talent is identified and underscores the importance of our multi-year marketing effort to the entertainment industry.

As we embark upon on an accelerated roll-out plan, we believe that MyStudio can play an even greater role and produce an even higher percentage of top talent for The X Factor and other productions if provided with the proper marketing, exposure and resources. The television exposure expected through the X Factor relationship has and will be valuable to creating brand recognition and awareness for MyStudio.

In conjunction with The X Factor, we soon expect to announce the audition dates for the 2012 season. Unlike the past year, the Company expects to be able to charge users for their auditions. With a larger studio base, existing favorable familiarity with the show and the high-quality talent that was identified from MyStudio users, we believe this could be a very significant revenue opportunity for the Company in 2012 and beyond.

Additional Strategic Opportunities

We are currently in negotiations with a major entertainment company for the placement of studios on their entertainment properties for use by their guests. Based on the large number of persons visiting these locations, this could be a very successful partnership for the parties, while gaining significant brand exposure for MyStudio. This could be the first of many such studio placement opportunities both domestically and internationally.

We are also in discussions on a strategic partnership with a major social networking company for the co-promotion of MyStudio to enhance the content on its website. The other party has a large global user base that can greatly benefit from the high quality of the videos produced at MyStudio.

Additionally, we are in negotiations with well known properties in major market areas for the placement of new or existing studios on a rent free/revenue share basis. This will greatly improve brand recognition, increase sales, and reduce operating costs significantly.

Based on limited availability of marketing dollars, the Company has worked hard to identify industry leaders for its strategic partnerships which allow for significant national marketing exposure without incurring major cash outlays.

Studios

In November 2011, we opened our seventh studio, which is located in the Westfield Garden State Plaza ("GSP") in Paramus, New Jersey. GSP is one of the largest shopping malls in the greater New York City area. This mall boasts over 20 million annual patrons, many of which commute in from Manhattan.  This new site was selected based on its access to the New York area and the large number of persons that shop at this mall each year.  The location provides ease of access by musicians, models and other aspiring entertainers throughout this highly populated area, and thus has the potential to be the most frequented studio in the Company's system.

In addition to the GSP studio, we have studios located in Phoenix, Honolulu, Nashville, Kansas City, Denver and Hollywood.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition to our installed studio base, we have taken possession of three additional studio chassis and are in the process of preparing them for installation in early 2012. Our manufacturing partner for the studio chassis is working to complete the production of an additional 11 units. Our new manufacturing relationship has allowed us to realize significant cost savings in the overall studio construction costs. Subject to the availability of adequate capital, we expect to accelerate the roll-out of the studios.  The Company would like to have at least 25 studios installed by the end of calendar year 2012, including at least two additional studios prior to the start of the next X Factor auditions.

We continue to receive significant inbound interest for MyStudio from around the globe. Our near-term focus has been gaining critical mass of studios in the United States to allow us to attract key strategic partners, such as The X Factor. We are evaluating opportunities from international parties, as well as other means of accelerating the broad roll-out of MyStudio.

Advertising

We expect to gain further marketing exposure from The X Factor and the other strategic partnerships in progress, thereby creating additional brand awareness for the Company. Moreover, our association with The X Factor and having multiple locations in key markets has generated substantial interest by advertisers in renting the on-studio advertising space. Such advertising represents an important revenue opportunity for the Company and its profitability. Management is devoting resources to capitalize on this advertising interest. We expect to have 10 studios installed in major US markets in early calendar 2012 and believe that this further strengthens our ability to generate significant revenue from national advertisers.

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

In addition to our focus on utilizing AfterMaster for professional use by the music industry, we are in the process of introducing a consumer version of our technology for use by amateur musicians and other consumers. Consumers will be able to upload their music to a specially designed consumer AfterMaster website and have it mastered with unprecedented quality at an affordable price point. We priced this product to appeal to a very broad audience, both domestically and internationally. We are currently in negotiations with a social media network company that has over five million amateur musician members. The company would market the After Master technology to their membership allowing them to master their music at an affordable price. This would generate significant revenues for our company.

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

Corporate

In November 2011, existing Board member Frank Perrotti, Jr. was elected to the position of Chairman of the Board of Directors of Studio One. Mr. Barry Goldwater, Jr., who previously held this position, remains a member of the Company's Board. Mr. Perrotti is a successful and well regarded businessman with proven experience in building corporations organically and through acquisitions. His experience and leadership has and will be invaluable to the Company as it continues to capitalize on revenue-generating opportunities and further position itself for growth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition to his new position, Mr. Perrotti has provided the Company with a total of $2,470,000 in loans to assist in the financing needs required to build and install additional studios.

Despite the overall difficulty of the capital markets over the past several years, the Company has and continues to raise capital to launch additional studios and further the advancement of AfterMaster. Such funds are in addition to the aforementioned credit facility.

Unfortunately, the weak capital markets have constrained our growth and the full implementation of our business plan for the roll-out of the studios. We expect to continue raising capital through both equity and debt financings to further our corporate objectives and create significant shareholder value through our MyStudio and AfterMaster products. With the improving capital markets, we believe that we will be able to raise substantial additional capital to execute the business plan.

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

MyStudio enables users, for a fee, to record up to a five-minute personalized video with professional-quality backdrop, lighting and sound. The studios feature Hollywood-style green screen technology, and users can select from over one thousand HD virtual backgrounds (static and dynamic) and thousands of licensed karaoke tracks from Sony/ATV Music Publishing, EMI Music Publishing, Universal Music Group, BMG and others. The studio lighting is custom programmed for each virtual background, and the sound quality is derived from a specially engineered acoustic design and a proprietary audio signal sequencing process. Professional users, such as musicians and entertainers, often pay hundreds or thousands of dollars for comparable professionally produced audio and video.

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

MyStudio can be used to create videos for music, modeling, comedy, dating, job resumes, auditions, and personal messages and greetings. Users can also enter their videos into industry-sponsored music, casting, modeling and comedy contests. In addition, the Company has offered various themed holiday greetings, as well as greetings to U.S. troops overseas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Currently there are MyStudio locations included in the greater metropolitan areas of Phoenix, Honolulu, Nashville, Hollywood, Kansas City, New York and Denver. In 2011, we placed an order for the manufacturing of fifteen additional studio chassis to further our roll-out plans. We have since taken possession of four of those studio chassis, one of which has been installed in the Golden State Plaza mall located a short distance from New York City. We expect to receive the balance of the aforementioned studio chassis during fiscal 2012.

MyStudio Business Strategy

We plan to continue installing MyStudio's into key markets throughout the U.S. followed by a roll-out into international markets. The ease and quality of the studios have created repeat users and increased traffic to the Company's MyStudio.net website.

We believe MyStudio offers a service never before available to the public - a professional quality recording experience at an affordable price. The HD virtual backgrounds, professional lighting and specially engineered sound cannot be replicated by users at home or outside a professional studio.

Connect Talent to Talent Seekers. MyStudio provides the aspiring artist or entertainer with a cost-effective, professional quality platform to showcase his or her talent. Entertainers often pay hundreds or thousands of dollars for comparable professionally produced audio and video products. Users can often afford to make numerous videos to showcase their talents due to relative minimal price point for using MyStudio. There have been several incidents where users' videos have allowed them to be discovered by talent agents. MyStudio played an integral part in the casting process to find talent for the recently introduced The X Factor in the United States.

The studios provide entertainment recruiters with an entirely new method for locating talent. Using MyStudio's software casting applications, casting directors are able to review a standardized and efficient format for judging talent prospects. This contrasts with the inefficiencies of them receiving, loading and screening numerous formats of video (i.e., VHS and DVDs) for talent.

Additionally, MyStudio allows prospective contestants the ability to perform their auditions on their own time and in unlimited quantities versus the current casting call standard of having only a few moments and a single opportunity in front of a casting agent. Reality television producers understand that their shows are only as good as the talent. MyStudio will allow for a greater number of contestants to try-out for these shows which provides producers with a much deeper pool of talent.

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

MyStudio Business Model

Our "bricks and clicks" business model is currently based upon two primary sources of revenue: recording session fees from MyStudio and advertising revenue from both the individual studios and the MyStudio.net website. We plan to continue driving recording session revenue through the use of industry-sponsored music, modeling and talent contests with new and repeat users, as well as the installation of additional studios. Additional studios are expected to drive exponential traffic to the MyStudio.net website as each new video generates a greater number of unique website visitors due to the potential viral effect of our video sharing offering.

Our management team believes that the Company's success depends on our ability to raise additional capital, deploy multiple studios and continue to create strategic partnerships that drive traffic to the studios. Our current installed base of seven studios is insufficient to generate adequate revenues to achieve overall profitability for the Company. By deploying multiple studios and gaining "critical mass", we believe that we will be able to successfully implement our business plan, attract a greater number of strategic partnerships and achieve profitability.

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

To date, we have not invested significant dollars for marketing as we believe such marketing efforts would not have been prudent without a national footprint for MyStudio. We expect to significantly increase our national marketing efforts to drive sponsorship and advertising revenues later in the current fiscal year. With a broader installed studio base in major metropolitan markets, we believe that we will have a much greater opportunity to gain national attention of large sponsors who understand the opportunity to partner with MyStudio for contests and auditions to favorably market their own businesses. To date, we have successfully sold sponsorships that have led to increased utilization of the studio, as well as advertising monies.

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

We are pleased to report that of the enormous group auditioning for the show, three of the acts using MyStudio made it into the show's final 32 contestants, and one of those acts advanced to the final 6 remaining contestants. We believe that this further validated that MyStudio creates an important platform for those seeking to audition for reality television shows or any other music, acting, comedy or modeling-related opportunities.

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

Licensed musical content is another facet in our marketing and promotional strategy. In July 2008, we entered into a multi-year licensing agreement with EMI Music Publishing ("EMI") which grants us access to EMI's extensive music catalog. Notable EMI artists include Madonna, Stevie Wonder, Reba McEntire, Beyonce, Kelly Clarkson, Alicia Keyes and Elvis Presley. The agreement allows users to legally incorporate popular music from one of the world's largest music publishers into their creative endeavors, synchronizing music, voice and video into a single format. Subsequent agreements with Sony/ATV Music Publishing, BMG and Universal Music Group have since been signed to further expand the karaoke catalog. We are currently in the process of adding over one thousand new musical tracks to our existing catalog, which will provide our users with a greater and more current selection of music.

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

In addition to our focus on utilizing AfterMaster for professional use by the music industry, we are introducing a version of the technology for use by amateur musicians and other consumers. Consumers will be able to upload their music through a specially designed AfterMaster website and have it mastered with unprecedented quality at an affordable price point. We priced this product to appeal to a very broad audience, both domestically and internationally. We are currently in negotiations with a well known social media networking company, with a membership over 5 million amateur musicians, to offer AfterMaster to their membership at an affordable price.

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

Manufacturing

Last fiscal year, we announced that we had contracted for the manufacture of 15 of its proprietary studio chassis. We have since taken possession of the first four of such chassis. This agreement has allowed us to realize substantial studio cost savings relative to the prior manufacturer. We intend to continue financing additional studios through additional capital raises and continued borrowings from current lenders.

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

Employees

As of December 31, 2011, we employed 11 full-time and 7 part-time employees, including attendants at the MyStudio locations.  We expect to seek additional employees in the next year to handle anticipated potential growth.

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

We are leasing office space on a month-to-month basis in West Hollywood, California.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This is a two-year lease expiring on July 31, 2013.  The total lease expense for both facilities is approximately $13,500 per month, and the total remaining obligations under these leases at December 31, 2011 were approximately $29,400.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Revenues

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Session Revenues	$41,211	$113,340	$51,961	$206,510
Advertising Revenues	20	1,500	2,016	9,000
AfterMaster Revenues	24,500	16,600	56,900	18,800
Total Revenues	$65,731	$131,440	$110,877	$234,310

Our business model currently generates revenues from four primary sources:

1)	Paid user fees from customers who utilize the studios to create an audio/video recording;
2)	Advertising revenue from the external monitors located on each MyStudio facility;
3)	Advertising revenue from our website; and
4)	AfterMaster revenue.

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

Revenue for the three and six month periods ended December 31, 2011 decreased as compared to the comparable three and six month periods ended December 31, 2010 due primarily to a decrease in barter income activity.

Cost of Sales

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Cost of Sales (excluding depreciation and amortization)	$221,894	$118,601	$410,329	$239,806

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the three and six months ended December 31, 2011, over the comparable period for the prior fiscal year, is attributable, primarily, to the operation of additional studios during the current year.

Other Costs and Expenses

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Cost of barter exchanges	$23,500	$102,800	$23,500	$177,050
Depreciation and amortization expense	120,750	83,246	231,630	157,624
General and administrative expenses	1,043,391	1,120,995	2,138,355	2,361,472
Total	$1,187,641	$1,307,041	$2,393,485	$2,696,146

As a result of a decrease in barter transactions during the three and six month periods ended December 31, 2011, our costs of barter exchanges decreased.  Depreciation and amortization increased due to additional studios in operation during the current periods.

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

The overall decreases in general and administrative expenses are primarily a result of decreases in advertising expenses and professional fees.

Advertising expense decreased in the three months period ended December 31, 2011 to $9,676 vs. $33,532 in 2010; and the six months ended December 31, 2011 to $95,432 vs. $234,181 in 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Professional fees also decreased from $753,213 and $1,567,156 during the three and six month periods in 2010 to $673,026 and $1,372,808 during the three and six month periods in 2011.  The decrease in professional fees is primarily attributable to our issuing less Common Stock and warrants to various employees and consultants for services rendered during the period.  This decrease in professional fees and advertising was partially offset by an increase in wages and other general and administrative expenses resulting from the installation and deployment of the new studios.

Other Income and Expenses

The other income and expenses during the three and six month periods ended December 31, 2011, totaling $338,045 and $581,419 of net expenses consisted almost entirely of interest expense.  During the comparable periods in 2010, other income and expenses totaled $177,044 and $264,074.  Interest expense has increased primarily due to non-cash interest expense relating to warrants attached to recent debt issuances, as well as conversion features included in recent convertible debt issuances.  These additional borrowings have been used to build and deploy additional studios.

Net Income/(Loss)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net Income/(Loss)	$(1,681,971)	$(2,114,521)	$(3,274,165)	$(3,535,489)

Due to the Company’s cash position, we use our Common Stock and warrants to purchase Common Stock to pay many employees, vendors and consultants as well as to raise capital through incentives attached to our debt offerings.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large non-cash expenses, our net loss would be $2,161,788 and $1,688,210 for the six month periods ended December 31, 2011 and December 31, 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $110,877 during the six months ended December 31, 2011 as compared to $234,310 in the comparable period of 2010.  The Company has incurred losses since inception of $32,948,748.  At December 31, 2011, the Company had negative working capital of $1,395,393, which was a decrease in working capital of $494,104 from June 30, 2011.  The decrease in the working capital was primarily due to additional short-term borrowings that were used to finance non-current fixed assets.

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

The Company’s management team believes that its success depends on the Company’s ability to raise additional capital, deploy multiple studios and create strategic partnerships that drive traffic to the studios.  The Company’s current seven studios are insufficient to generate adequate revenues to achieve overall profitability for the Company.  By deploying multiple studios, the Company believes that it will be able to successfully implement its business plan, attract a greater number of strategic partnerships and achieve profitability.

As of December 31, 2011, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Recent global events, as well as domestic economic factors, have recently limited the access of many companies to both debt and equity financings. As such, no assurance can be made that financing will be available or available on terms acceptable to the Company, and, if available, it may take either the form of debt or equity. In either case, any financing will have a negative impact on our financial condition and will likely result in an immediate and substantial dilution to our existing stockholders.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2011 and December 31, 2010, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

(b)	Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of December 31, 2011 and December 31, 2010, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2011 and December 31, 2010 were ineffective, based on COSO’s framework.

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

Management has concluded that these control deficiencies constitute a material weakness that continued throughout December 31, 2011 and beyond.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES - continued

This Report does not include attestation reports of the Company’s registered public accounting firms regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  At December 31, 2011, there are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

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

Competition.

We know of no competitors offering a similar high-quality, in-mall HD recording studio experience.  We believe that we are first to market with a recording studio with such functionality and quality combined with a high quality website.  It would require a competitor significant time and capital to design, develop and manufacture a recording studio with similar functionality and features, giving us valuable time to gain consumer recognition and a foothold in the market.  Additionally, we have pursued an aggressive intellectual property strategy, including the recent approval of a patent that provides additional competitive barriers.

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

ITEM 1A - RISK FACTORS - continued

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

Dilution; Dilutive Effect of Future Transactions.

As of December 31, 2011, we had 33,570,779 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 678,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 773,00 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,570,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted into approximately 3,140,000 shares of Common Stock.  We had outstanding convertible debt with a face value of $2,884,700, which can be converted into approximately 5,800,000 shares of Common Stock. In addition, we had Common Stock purchase warrants and options outstanding that would permit, if exercised, the issuance of 6,664,231 additional shares of Common Stock at an average exercise price of $0.84.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.  Following is a summary of the shares of Common Stock issued during the period ended December 31, 2011.

Common Stock:
·	635,335 shares of Common Stock for net cash proceeds of $371,664;
·	625,103 shares of Common Stock to non-employees in advance of services;
·	585,626 shares of Common Stock as share-based compensation to employees and non-employees;
·	500,865 shares of Common Stock to convert convertible notes payable and in accrued liabilities;
·	171,668 shares of Common Stock as interest expense on outstanding notes payable;
·	132,000 shares of Common Stock issued in conversion of Preferred Stock; and
·	4,000 shares of Common Stock as dividends on Preferred Stock.

 The value of the share-based compensation was based on the market price of the stock on the day of issuance.

Warrants to Purchase Common Stock:

·	125,000 warrants in lieu of interest;
·	150,000 warrants were modified to extend the maturity date; and
·	63,532 warrants as placement fees for equity financing.

The estimated value of the Common Stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six months ended December 31, 2011, no matters were submitted to the shareholders for a vote.

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

STUDIO ONE MEDIA, INC.

Date: February 14, 2012	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: February 14, 2012	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: February 14, 2012	By:	/s/ Kenneth R. Pinckard
Kenneth R. Pinckard
Title: Director, Vice President, Chief Financial Officer, Chief Accounting Officer