Form 10-Q
period 2012-03-31
STUDIO ONE MEDIA, INC.
filed 2012-05-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐ Yes     ☒ No

At May 15, 2012, the number of shares outstanding of Common Stock, $0.001 par value, was 3,675,284 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$125,205	$250,478
Other Receivables	53,226	20,347
Other Current Assets	158,384	142,951

Total Current Assets	336,815	413,776

Property and Equipment, net	1,357,793	1,384,992
Property and Equipment, yet to be placed in service	301,567	484,462
Intangible Assets, net	180,838	237,085

Other Assets
Deposits	103,016	104,016
Other Assets	70,006	77,934

Total Other Long-Term Assets	173,022	181,950

Total Assets	$2,350,035	$2,702,265

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$1,094,084	$1,042,964
Notes Payable - Related Party	575,000	200,000
Notes Payable	40,488	40,488
Convertible Notes Payable - Related Party, net of discount
of $159,926 and $-0-, respectively	340,074	-
Convertible Notes Payable, net of discount
of $1,509 and $68,387, respectively	223,491	31,613

Total Current Liabilities	2,273,137	1,315,065

Long-Term Liabilities
Convertible Notes Payable - Related Party, net of discount
of $617,073 and $721,251, respectively	1,309,034	278,749

Total Liabilities	3,582,171	1,593,814

Stockholders' Equity (Deficit)
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; 1,345,044 and 1,636,044 issued and
outstanding, respectively	1,345	1,636
Common Stock, authorized 100,000,000 shares,
par value $0.001; 34,535,557 and 30,916,182 shares issued
and outstanding, respectively	34,536	30,916
Additional Paid In Capital	33,141,170	30,748,186
Accumulated Deficit	(34,409,187)	(29,672,287)

Total Stockholders' Equity (Deficit)	(1,232,136)	1,108,451

Total Liabilities and Stockholders' Equity (Deficit)	$2,350,035	$2,702,265

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

REVENUES
Session Revenues	$52,600	$113,230	$104,561	$319,740
Advertising Revenues	15,100	-	17,116	9,000
AfterMaster Revenues	20,700	21,900	77,600	40,700

Total Revenues	88,400	135,130	199,277	369,440

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	183,196	118,854	593,525	358,660
Cost of Barter Exchanges	-	105,000	23,500	282,050
Depreciation and Amortization Expenses	138,968	79,607	370,598	237,231
General and Administrative Expenses	870,750	1,212,989	3,009,105	3,574,462

Total Costs and Expenses	1,192,914	1,516,450	3,996,728	4,452,403

Loss from Operations	(1,104,514)	(1,381,320)	(3,797,451)	(4,082,963)

Other Income (Expense)
Other Income	1,826	2,330	1,826	2,330
Interest Expense	(344,100)	(397,551)	(925,519)	(661,625)
Gain on Disposal of Property	-	-	-	73,502
Gain (Loss) on Extinguishment of Debt	-	(217,502)	191	(860,778)

Total Other Expenses	(342,274)	(612,723)	(923,502)	(1,446,571)

Loss Before Income Taxes	(1,446,788)	(1,994,043)	(4,720,953)	(5,529,534)
Income Tax Expense	-	-	-	-

NET LOSS	$(1,446,788)	$(1,994,043)	$(4,720,953)	$(5,529,534)

Preferred Stock Accretion and Dividends	(19,599)	(51,484)	(375,638)	(105,868)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,466,387)	$(2,045,527)	$(5,096,591)	$(5,635,402)

Basic and Diluted Loss Per Share of Common Stock	$(0.04)	$(0.07)	$(0.15)	$(0.20)

Weighted Average Number of Shares Outstanding	32,279,116	28,009,059	33,739,434	27,743,527

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2011	1,636,044	1,636	30,916,182	30,916	30,748,186	(29,672,287)	1,108,451

Common Stock issued as dividend on preferred stock	-	-	31,301	32	15,915	(15,947)	-

Common Stock issued in conversion of preferred stock	(291,000)	(291)	582,000	582	(291)	-	-

Common Stock issued for cash, net of offering costs of $41,296	-	-	635,335	635	371,029	-	371,664

Common Stock issued in conversion of debt and extinguishment of liabilities	-	-	505,856	506	268,781	-	269,287

Share-based compensation - Common Stock	-	-	858,811	859	479,856	-	480,715

Share-based compensation - warrants and options	-	-	-	-	9,706	-	9,706

Warrants and Common Stock issued in advance of services	-	-	625,103	625	408,165	-	408,790

Warrants and Common Stock issued for interest expense	-	-	380,969	381	231,302	-	231,683

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	388,443	-	388,443

Warrants issued in connection to issuance of convertible debt	-	-	-	-	220,078	-	220,078

Net loss for the nine months ended
March 31, 2012	-	-	-	-	-	(4,720,953)	(4,720,953)

Balance, March 31, 2012	1,345,044	$1,345	34,535,557	$34,536	$33,141,170	$(34,409,187)	$(1,232,136)

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31,
	2012	2011

OPERATING ACTIVITIES

Net Loss	$(4,720,953)	$(5,529,534)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	370,598	237,231
Share-based compensation - Common Stock	480,715	1,069,399
Share-based compensation - warrants	9,706	313,749
Common Stock and warrants issued for interest	231,683	-
Amortization of debt discount and issuance costs	595,758	266,159
(Gain)/Loss on extinguishment of debt	(191)	860,778
(Gain)/Loss on disposal of property	-	(73,502)
Changes in Operating Assets and Liabilities:
Other receivables	(32,879)	8,088
Other assets	402,285	659,148
Accounts payable and accrued expenses	220,598	275,263

Net Cash Used in Operating Activities	(2,442,680)	(1,913,221)

INVESTING ACTIVITIES

Purchase of property and equipment	(104,257)	(679,801)
Proceeds from disposal of property	-	90,470

Net Cash Used in Investing Activities	(104,257)	(589,331)

FINANCING ACTIVITIES

Preferred stock issued for cash	-	1,062,000
Common Stock issued for cash, net of offering costs of $41,296 and $71,907, respectively	371,664	25,717
Warrants and options exercised for cash	-	129,566
Proceeds from notes payable - related party	375,000	10,000
Principal repayments of notes payable - related party	-	(100,000)
Proceeds from convertible notes payable - related party	1,450,000	-
Proceeds from convertible notes payable	325,000	-
Principal repayments of convertible notes payable	(100,000)	-
Proceeds from notes payable	-	942,590
Principal repayment of notes payable	-	(90,000)

Net Cash Provided by Financing Activities	2,421,664	1,979,873

NET DECREASE IN CASH	(125,273)	(522,679)
CASH AT BEGINNING OF PERIOD	250,478	632,980

CASH AT END OF PERIOD	$125,205	$110,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$2,647	$5,813

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$269,287	$618,864
Common Stock and warrants issued for prepaid services	408,790	572,655
Warrants and beneficial conversion feature on issuance of convertible debt	608,521	664,599
Common Stock issued as dividend on Preferred Stock	15,947	-

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2012 and June 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $34,409,187 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its MyStudio and AfterMaster businesses. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, (c) place in service additional studios and (d) identifying and executing on additional revenue generating opportunities.

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

Fair Value Instruments
Cash is the Company’s only financial asset or liability required to be recognized at fair value and is measured using quoted prices for active markets for identical assets (Level 1 fair value hierarchy).  The carrying amounts reported in the balance sheets for other receivables and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2012 and June 30, 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The fair value of the Company’s notes payable at March 31, 2012 is approximately $3,290,488 (carrying value of $2,488,087).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for similar instruments.
Income Taxes
There was no income tax provision for the nine months ended March 31, 2012 and 2011 due to net operating losses for which there is no benefit currently available.

At March 31, 2012, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Reclassification of Financial Statement Accounts
Certain amounts in the March 31, 2011 consolidated financial statements have been reclassified to conform to the presentation in the March 31, 2012 consolidated financial statements.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable
In accounting for its convertible notes payable, proceeds from the sale of a convertible debt instrument with Common Stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portions of the proceeds allocated to the warrants are accounted for as paid-in capital with an offset to debt discount. The remainder of the proceeds are allocated to the debt instrument portion of the transaction as prescribed by ASC 470-25-20.  The Company then calculates the effective conversion price of the note based on the fair value allocated to the debt instrument to determine the fair value of any beneficial conversion feature (“BCF”) associated with the convertible note in accordance with ASC 470-20-30.  The BCF is recorded to additional paid-in capital with an offset to debt discount.  Both the debt discount related to the issuance of warrants and related to a BCF is amortized over the life of the note.

NOTE 4 – NOTES PAYABLE - continued

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of March 31, 2012 and June 30, 2011, respectively:

	March 31,	June 30,
	2012	2011
$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $75,047 and $137,774 at March 31, 2012 and June 30, 2011, respectively.	$174,953	$112,226
$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $91,013 and $153,741 at March 31, 2012 and June 30, 2011, respectively.	158,987	96,259
$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $147,332 and $222,848 at March 31, 2012 and June 30, 2011, respectively.	102,668	27,152
$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $144,161 and $206,888 as of March 31, 2012 and June 30, 2011, respectively.	105,839	43,112
$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $84,879 as of March 31, 2012.	165,121	-
$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $81,224 as of December 31, 2011.	168,776	-
$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $33,832 as of March 31, 2012.	66,168	-
$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $88,926 as of March 31, 2012.	211,174	-
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $16,841 as of March 31, 2012.	83,159
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $16,203 as of March 31, 2012.	83,797
$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of 9,022 as of March 31, 2012.	140,978
$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $12,412 as of March 31, 2012.	187,588
Total convertible notes payable – related parties	$1,649,208	$278,749
Less current portion	340,074	-
Convertible notes payable – related parties, long-term	$1,309,034	$278,749

During the fiscal year ended June 30, 2010, the Company entered into a financing agreement with a related party to fund up to $1,000,000 in four equal increment tranches.  For each tranche, the Company would issue a 12% convertible note with a conversion price of $0.50 as well as warrants to purchase 50,000 shares of the Company’s Common Stock at $0.50 per share with a contractual life of 5 years. Each advance is due 3 years from the respective advance date. The proceeds of each advance by the lender to the Company were to be used to manufacture, ship, install and operate MyStudios, which serve as collateral for such advance.

The lender made each of the four advances in February, March, August and December of 2010 thus reaching the $1,000,000 limit under this financing agreement, and the Company granted all 200,000 warrants to the lender.

The value of the BCF recorded was $827,271 and the debt discount related to the attached warrants was $140,429, for a total debt discount of $967,700.  The initial recorded BCF and debt discounts for the third of the four advances included in the above amounts were subsequently adjusted as described below to reflect the modification of the terms embedded in the host debt.

On August 2010, the Company issued a convertible note for $250,000 (Tranche III) under the above $1,000,000 financing agreement. The note contained a conversion rate feature and included a warrant to purchase 50,000 shares of the Company’s Common Stock at $0.50 per share, exercisable for 5 years.  The Company recorded a BCF of $186,350 and a debt discount for $31,350, for a total discount of $217,700, relating to this financing transaction.  Moreover, in connection with the Tranche III funding, the Company also issued to the lender an option, embedded in the convertible note and at the lender’s discretion, to put the converted Common Stock back to the Company at $0.60 per share.  The embedded put option was evaluated and deemed to not meet the definition of a derivative and as such, was not bifurcated and accounted for as a derivative.  Subsequent to the origination of the Tranche III, the Company then provided to the lender four separate amendments in which at each amendment, the maturity date of the put option was extended.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2012 and June 30, 2011

NOTE 4 – NOTES PAYABLE - continued

For Amendment 1, the Company extended the maturity date of the put option with no consideration given to the lender.  For amendments 2 through 4, the Company issued to the lender and its agent additional warrants to purchase Common Stock of the Company.

For Amendment 2 which occurred on November 15, 2010, the Company issued to the lender and its agent, warrants with contractual lives of 5 years to purchase 25,000 and 10,000 shares, respectively, of the Company’s Common Stock at $0.40 per share.  The fair value of these warrants issued was $18,558 and $7,423, respectively, and was calculated using the Black-Scholes valuation model.

For Amendment 3 which occurred on November 22, 2010, the Company issued to the lender and its agent additional warrants with  contractual lives of 5 years to purchase 25,000 and 10,000 shares, respectively, of the Company’s Common Stock at $0.40 per share.  The fair value of these warrants issued was $21,182 and $8,473, respectively, and was calculated using the Black-Scholes valuation model.

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

The extinguishment loss related to each of the amendments is summarized below:

Amendment 1 – October 29, 2010	$0
Amendment 2 – November 15, 2010	$0
Amendment 3 – November 22, 2010	$234,802
Amendment 4 – December 7, 2010	$263,843
Total	$498,645

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2012 and June 30, 2011

NOTE 4 – NOTES PAYABLE - continued

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

As additional compensation, the Company issued to the holder a warrant to purchase 150,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $54,934 and the debt discount related to the attached warrants was $51,934, for a total debt discount of $106,868.

On February 3, 2012, the Company issued a convertible note to a related party for $100,000 that matures in August 2013.  The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.   In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.

As additional compensation, the Company issued to the holder a warrant to purchase 25,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $9,400 and the debt discount related to the attached warrants was $9,400, for a total debt discount of $18,800.

On February 16, 2012, the Company issued a convertible note to a related party for $100,000 that matures in August 2013.  The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.   In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.

As additional compensation, the Company issued to the holder a warrant to purchase 25,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $8,310 and the debt discount related to the attached warrants was $9,310, for a total debt discount of $17,620.

On March 2, 2012, the Company issued a convertible note to a related party for $150,000 that matures in September 2013.  The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.   In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2012 and June 30, 2011

NOTE 4 – NOTES PAYABLE - continued

As additional compensation, the Company issued to the holder a warrant to purchase 37,500 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $9,525, for a total debt discount of $9,525.

On March 16, 2012, the Company issued a convertible note to a related party for $200,000 that matures in September 2013.  The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.   In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.

As additional compensation, the Company issued to the holder a warrant to purchase 50,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $12,761, for a total debt discount of $12,761.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of March 31, 2012 and June 30, 2011, respectively:

	March 31,	June 30,
	2012	2011
$100,000 face value, issued in June 2011, interest rate of 8%, matures in December 2013, net of unamortized discount of $63,387 as of June 30, 2011. In July 2011, the note was converted into 201,622 shares of Common Stock.	$-	$31,613
$100,000 face value, issued in October 2011, interest rate of 0%, originally matured in December 2011, extended to July 2012, net of unamortized discount of $-0- as of March 31, 2012.	100,000	-
$10,000 face value, issued in October 2011, interest rate of 10%, originally matured in January 2012, extended to June 2012, net of unamortized discount of $-0- as of March 31, 2012.	10,000	-
$15,000 face value, issued in October 2011, interest rate of 10%, originally matured in January 2012, extended to May 2012, net of unamortized discount of $-0- as of March 31, 2012.	15,000	-
$15,000 face value, issued in December 2011, interest rate of 12%, matures in March 2012, net of unamortized discount of $-0- as of March 31, 2012.	15,000	-
$10,000 face value, issued in December 2011, interest rate of 12%, matures in March 2012, net of unamortized discount of $1,901 as of March 31, 2012.	10,000	-
$75,000 face value, issued in January 2012, interest rate of 12%, matures in April 2012, net of unamortized discount of $1,509 as of March 31, 2012	73,491	-
Total convertible notes payable – non-related parties	$223,491	$31,613
Less current portion	223,491	31,613
Convertible notes payable – non-related parties, long-term	$-	$-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2012 and June 30, 2011

NOTE 4 – NOTES PAYABLE - continued

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

On September 29, 2011, the Company issued a convertible note for $100,000 with an original maturity date 90 days after issuance.  All or any amount of the principal amount of the note together with the accrued interest may be converted into shares of the Company’s Common Stock at a conversion price of $0.50 per share.  In lieu of interest payments during the 90 day term, the Company issued to the holder a warrant to purchase 50,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  At the option of the Company, the due date of this note could be extended for three consecutive thirty-day periods.  In lieu of interest during the extension periods, the Company was required to grant the holder 16,667 five year warrants with a $0.50 exercise price.  The value of the BCF recorded was $57,845 and the debt discount relate to the attached warrants was $21,844, for a total debt discount of $79,689.

Prior to December 29, 2011, the Company elected to extend the maturity date of the note in accordance with the extension provisions which extended the due date to March 28, 2012.  On April 1, 2012, the Company negotiated an extension on the note to July 28, 2012.

On October 5, 2011, the Company issued a convertible note for $100,000 that matures 90 days after issuance.  The maturity date of the note can be extended, at the option of the holder, for a single 90 day period.  The note bears an interest rate of 12% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.  The value of the BCF recorded was $26,000.

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

As of March 31, 2012 the above note was in default.  In accordance with the default provisions contained in the agreement, the interest rate increased to 15% and the Company is obligated to issue additional warrants equal to 20% of the original loan amount per month that the loan is in default.

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

As of March 31, 2012 the above note was in default.  In accordance with the default provisions contained in the agreement, the interest rate increased to 15% and the Company is obligated to issue additional warrants equal to 20% of the original loan amount per month that the loan is in default.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2012 and June 30, 2011

NOTE 4 – NOTES PAYABLE - continued

On February 29, 2012, the note holder agreed to extend the maturity date of the note to May 29, 2012. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

On March 15, 2012, the note holder agreed to extend the maturity date of the note to June 13, 2012. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On January 6, 2012, the Company issued a convertible note for $75,000 that matures 90 days after issuance.  In lieu of interest payments during the 90 day term, the Company issued to the holder a warrant to purchase 37,500 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  At the option of the Company, the due date of this note may be extended for three consecutive thirty-day periods by issuing a warrant to purchase 12,500 shares of the Company’s Common Stock.  The warrant will have an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the warrants issued was $15,477 and has been capitalized as prepaid interest expense to be amortized over the 90 day life of the note.

Non-Convertible Notes Payable – Related Parties
Non-convertible notes payable due to related parties consisted of the following as of March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011
Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to June 2012, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	200,000	200,000
Face value of $250,000, issued in September 2011, matures in September 2012, 25,000 warrants per month issued for first 90 days, note bears interest at 15% from December 2011 through maturity.	250,000	-
Face value of $125,000, issued in October 2011, matures in October 2012, 30,000 warrants issued in lieu of interest through December 2011, note bears interest at 15% from December 2011 through maturity.	125,000	-
Total non-convertible notes payable – related parties	$575,000	$200,000
Less current portion	575,000	200,000
Non-convertible notes payable - related parties, long term	$-	$-

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

NOTE 4 – NOTES PAYABLE - continued

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

On June 30, 2011 and July 30, 2011, the Company exercised its options on the above notes to extend the maturity dates, each time for 30 days, pursuant to the provision contained in the original financing agreement.  Upon final maturity of the note payable at August 29, 2011, the Company and lender agreed to amend the original financing agreement in which the maturity date was extended to June 30, 2012 with an interest rate of 12% per annum.  The lender could choose to have the accrued interest outstanding on the note be repaid in shares of the Company’s common stock in lieu of cash.  For each instance where such election was made, the number of shares of the Company’s common stock to be issued was to be calculated at a discount based on seventy-five percent (75%) of the average of the closing prices of the Company’s Common Stock as reported by Bloomberg, L.P., or other independent reporting services acceptable to the lender and the Company for 10 trading days prior to the date such payment was due.

The Company evaluated the above amendment to extend the maturity date from August 29, 2011 to December 31, 2011 under the guidance of ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that such extension of the maturity date of the note did not result in a 10% or more change in the present value of the cash flow, and thus did not result in an extinguishment of the note.

In September 2011, the Company entered into a one-year note payable for $250,000 with a related party.  The note provided for 0% interest per annum for the first 90 days.  In lieu of interest for the first 90 days, the Company granted the lender a warrant to purchase 25,000 shares of Company’s Common Stock at an exercise price of $0.40 for a contractual period of 5 years for each 30 days or portion thereof the note remains outstanding.  If the note remained outstanding beyond the first 90 days, the note  provided for an interest rate of 15% per annum.  This note includes the following priority repayment provisions:  1) the Company agrees to apply 50% of the first $600,000 of capital raised by the Company in the near term toward all outstanding notes the lender has outstanding with the Company; 2) the Company agrees to apply the first $450,000 of proceeds raised beyond the $600,000 to any outstanding notes the lender has outstanding with the Company; and 3) if the Company is unable to raise additional capital but a large marketing or sales agreement is entered into which provide for revenue in excess of $50,000, all funds received above $50,000 shall be applied to any notes the lender has outstanding with the Company at the time.

The Company was also required to provide to the lender or its representative online access, for viewing purposes only, to the accounting and financial data maintained by the Company.  Online access shall be terminated once the loan and other funds advanced by the lender to the Company, including any accrued interest, have been fully paid.

Further, per the terms of the agreement, if the note was not fully repaid by October 31, 2011, which was subsequently extended to November 15, 2011, and the Company had not deployed and made operational certain designated studios, the Company would be obligated to issue to the lender a warrant to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share with a contractual life of 5 years. Such warrant was issued in accordance with the terms of the note.

In October 2011, the Company entered into a one-year note payable for $125,000 with a related party.  The note provided for 0% interest per annum for the first 45 days.  In lieu of interest for the first 45 days, the Company granted the lender a warrant to purchase 30,000 shares of Company’s Common Stock at an exercise price of $0.40 for a contractual period of 5 years.  Effective December 1, 2011, the note bears interest of 15% per annum until paid.

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

NOTE 4 – NOTES PAYABLE - continued

Non-Convertible Notes Payable – Non-Related Parties
Non-convertible notes payable due to non-related parties consisted of the following as of March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011
Various term notes with total face value of $40,488 due upon demand, interest rates range from 12% to 14%.	$40,488	$40,488
Total non-convertible note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Non-convertible notes payable – non-related parties, long-term	$-	$-

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which 1,345,044 were issued and outstanding as of March 31, 2012.

During the nine months ended March 31, 2012, the Company converted 291,000 shares of Convertible Preferred Stock and accrued dividends of $15,947 into 613,301 shares of Common Stock.

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 34,535,557 were issued and outstanding as of March 31, 2012.  The activity surrounding the issuances of the Common Stock is as follows:

The Company issued 635,335 shares of Common Stock for net cash proceeds of $371,664.  The Company paid $41,266 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from Common Stock proceeds.

The Company issued 625,103 shares of Common Stock valued at $408,790 to non-employees in advance of services.  The shares of Common Stock were valued based on the quoted market price on the date of issuance.  The Company also issued 505,856 shares of Common Stock to convert $100,000 in convertible notes payable and $169,287 in accrued liabilities.  The difference between the fair market value of the stock on the date of conversion of the accrued liabilities resulted in a gain on conversion of these liabilities of $191.  An additional 582,000 shares of Common Stock were issued to convert 291,000 shares of Convertible Preferred Stock and accrued dividends of $5,370.

As share-based compensation to employees and non-employees, the Company issued 858,811 shares of Common Stock valued at $480,715, based on the market price of the stock on the date of issuance.   As interest expense on outstanding notes payable, the Company issued 380,969 shares of Common Stock valued at $231,683 based on the market price on the date of issuance.

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS

Stock Purchase Options
During the nine months ended March 31, 2012, the Company did not issue any stock purchase options.  The Company did recognize $2,001 and $9,706 in employee stock option expense during the three and nine months ended March 31, 2012, respectively, for options vested during the period that were issued in prior periods.  The Company recognized $41,308 and $54,478 in expense for vested options during the three and nine months ended March 31, 2011, respectively.

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

Stock Purchase Warrants
During the nine months ended March 31, 2012, the Company issued warrants to purchase a total of 1,066,033 shares of the Company’s Common Stock.  The following table presents the assumptions used to estimate the fair values of the stock options granted:

2012
Expected volatility	57 – 140%
Expected dividends	0%
Expected term	6 months – 5 years
Risk-free interest rate	0.09 – 1.13%

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

On February 22, 2012, the Company agreed to modify 150,000 warrants issued in conjunction with a prior equity financing agreement where in the maturity date was extended.  The modified warrants were treated as a modification of terms.  The old warrants were revalued immediately prior to modification and the new warrants valued upon issuance.  Because the warrants were originally issued in conjunction with debt financing, the difference between the old and new warrants was recorded to additional-paid in capital.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s Common Stock issued to employees and non-employees of the Company during the nine months ended March 31, 2012. These warrants were granted to investors, lenders and, in other instances, in lieu of cash compensation for services performed.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2011	5,756,380	$0.86	$1.06
Granted	1,066,033	0.46	0.54
Exercised	-	-	-
Cancelled/Expired	(663,250)	0.50	1.06
Outstanding as of March 31, 2012	6,159,163	$0.83	$0.98

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this filing and determined that there are no material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the three and nine months ended March 31, 2012 and 2011. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

DESCRIPTION OF BUSINES.

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of March 31, 2012, there were 34,535,557 shares of Common Stock issued and outstanding.   From April 2006 to March 31, 2012, we have raised approximately $20.2 million in the form of equity for purposes of research and development, the launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

Business Update

Financial results for fiscal 2012 have been below our projected targets as the Company has embarked on several initiatives, in recent months, which included defining our product, staffing, pricing, marketing and demographics. These initiatives have included testing of off-site session purchases, promotional sessions, multiple fee changes and staffing, all of which had a significant impact on sales. In addition, the Company did not undertake barter or marketing initiatives during the first or third quarters of our fiscal year and had only limited barter activity during the second quarter. However, with the new initiatives in place, the Company is currently on-track to report increased sales for the remaining fiscal year.

Television Production Agreement

In December 2011, the Company signed an agreement with one of North America's largest television and movie production companies for the co-development of a television show for national broadcast. The plan for the television show is to use content produced by MyStudio users to showcase their talents in a variety of categories (e.g., music and comedy).   Since the signing, the Company and production company have worked closely on the development process to ensure a fresh and exciting concept that will capture national audiences.   It is the intended goal of both parties to successfully begin to air the new show beginning in the Fall or Winter 2012.

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

Strategic Partnerships

In addition to the planned upcoming television production using MyStudio user-generated content, we continue to devote a substantial amount of time and resources to the development of high-profile strategic partnerships that will create national exposure for MyStudio and thus ultimately drive paying traffic to the studios. MyStudio requires broad-based consumer awareness that can only come from strategic alliances and partnerships which will bring exposure to our product and brand on television and other mainstream mediums.

When we initially installed a studio in our corporate showroom in Hollywood, our objective was to bring entertainment and music executives to our office to allow them to experience MyStudio and understand its quality and capabilities. This effort has created significant opportunities for the Company. The quality and functionality have always been well received by such executives, as well as an understanding of the efficiencies and cost savings opportunities available from using MyStudio to identify talent. However, one of the greatest challenges to date has been introducing a new technology to an existing longstanding audition process to the entertainment industry and general public while having a minimal number of studios. We believe we are making progress into gaining greater brand awareness by installing more studios and partnering with some of the biggest names in the entertainment industry.

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

The studios have recently been used for casting for the upcoming new reality series entitled America’s Most Eligible.  The new series is produced by One-to-One Magazine, a premier publication for single men and women.

Earlier in the fiscal year, the studios were also used for casting and featured in the new series called Remodeled, which was led by supermodel agent Paul Fisher.  The show centered around building a national network of new modeling talent.

Numerous other contests using the MyStudio technologies have been hosted in the current and prior years, including music, modeling and comedy, and discussions are being held with other interested parties about using the studios for their upcoming productions.

 The X Factor

In 2011, we announced a strategic partnership with The X Factor for its inaugural season in the United States. Led by Simon Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world's top musical talent, The X Factor has had tremendous success in Europe. The X Factor in the United States first aired in September 2011. Over the next four months, the show featured some of the most talented aspiring singers ever performing in a national talent contest. Coached by some of the top names in the music industry, the participants continued to improve upon their existing skills and gain significant exposure for their future careers.

Once again we have teamed up with The X Factor for a second season to identify top musical talent to participate in the upcoming season.  All seven of the studios plus a new mobile studio are being utilized by prospective contestants who might otherwise be unable to participate in the broader casting audition process.

Prior to the inception of the audition process, we partnered with consumer giant Pepsi-Cola to develop a mobile studio that has been traveling to major cities throughout the United States allowing a greater number of people to audition for the show.  This has been a very successful opportunity to showcase the quality of the studios, as well as  build brand awareness for MyStudio in advance of us installing studios in other cities.

Due to the quality of the talent that has auditioned to date through MyStudio, The X Factor has twice extended our participation in the audition process.  While we are precluded from disclosing the total numbers of persons who have auditioned through MyStudio for the upcoming season, we are pleased to report that total participation has increased significantly over the prior year.  The feedback from studio users has been very positive.

It was reported that over 75,000 people auditioned for last season’s show, including several thousand who participated in such auditions through MyStudio. A positively disproportionate number of MyStudio auditionees made it to all X Factor elimination levels, including three of the MyStudio acts making it into the top 32 nationally televised contestants.  One of the MyStudio contestants, Drew Ryniewicz, made it into the top 3 girl finalists.

Beginning in 2011, Mr. Cowell recognized the significant opportunity provided by MyStudio in broadening the contestant base for his show. MyStudio allows for contestants to visit additional venues beyond the primary casting cities to participate in the audition process. As we install additional studios throughout the U.S. and build more mobile studios, we believe MyStudio will play an even greater role in the identification of top talent for such television shows.

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

Word of MyStudio's success with The X Factor auditions has been recognized by other companies in the television industry, and we have subsequently been contacted by major television producers about utilizing MyStudio in their upcoming shows, including the aforementioned America’s Most Eligible. We believe that the adoption of our technology by The X Factor and the success of the MyStudio auditions will initiate a favorable change in the way talent is identified and underscores the importance of our multi-year marketing effort to the entertainment industry.

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

Additional Strategic Opportunities

We are currently in negotiations with a major entertainment company for the placement of multiple studios on their entertainment properties for use by their guests. Based on the large number of persons visiting these locations, this could be a very successful partnership for the parties, while gaining significant brand exposure for MyStudio. This could be the first of many such studio placement opportunities both domestically and internationally.

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

Based on the high cost of creating a national marketing campaign, the Company to date has had to identify unique and alternative means of marketing its products without incurring major cash outlays.   However, based on greater brand awareness from our high profile partnerships and increased inbound interest by prospective advertising partners, we have recently engaged a proven marketing firm with broad relations with major consumer brands to create revenue-generating partnerships and advertising for the Company.   Accordingly, we expect to substantially increase advertising revenues in upcoming quarters.

Studios

MyStudio is currently available in the metropolitan areas of Los Angeles, New York/New Jersey, Las Vegas, Phoenix, Nashville, Honolulu and Hartford, CT.   Additionally, we have built and successfully deployed the first mobile MyStudio, which is currently being used for The X Factor auditions.  There has been significant interest in mobile studios for several years.  Based on the success of the current mobile studio, we believe this could be a significant revenue opportunity from both the session revenues, as well as the ability to sell advertising on the studios as they travel the United States promoting various contests and auditions.

We have relocated certain studios in recent months based on our internal studies to capitalize on markets that are better aligned with our target demographics.  Such relocations have been successful in generating increased traffic to the studios.

We have and continue to evaluate various means to accelerate studio profitability.  In two instances, we have located studios in venues for which there are revenue-sharing agreements.  In exchange for the placement of the studios and a percentage of the session revenues, the landlord will forgo charging the Company rent and will provide attendant labor and advertising support to drive traffic.  As rent and labor are the two largest cost components of operating the studios, we believe this creates a potentially increased path to profitability.  Moreover, the landlords are investing in marketing the studios to ensure successful partnerships.

In addition to our installed studio base, we have taken possession of three additional studio chassis and are in the process of preparing them for installation in fiscal 2012. Our current manufacturing relationship has allowed us to realize significant cost savings in the overall studio construction costs relative to our original manufacturer. Subject to the availability of adequate capital, we expect to accelerate the roll-out of the studios – both fixed location and mobile.  The Company would like to have at least 12 studios available to the public by the end of calendar year 2012, and an additional 13 studios in 2013.

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

Corporate

In November 2011, existing Board member Frank Perrotti, Jr. was elected to the position of Chairman of the Board of Directors of Studio One. Mr. Perrotti is a successful and well regarded businessman with proven experience in building corporations organically and through acquisitions.  Mr. Perrotti has provided the Company with a total of $3,025,000 in loans to date to assist in the financing needs required to build and install additional studios.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Currently there are MyStudio locations included in the greater metropolitan areas of Los Angeles, Phoenix, Honolulu, Nashville, New York, GMG Foxwood Casino-CT, and Planet Hollywood Casino-Las Vegas.  In addition to the fixed studios, the Company recently introduced the first mobile MyStudio in concert with Pepsi, which is currently traveling the United States holding X-Factor auditions.

MyStudio Business Strategy

We plan to continue installing MyStudios into key markets throughout the U.S. followed by a roll-out into international markets. The ease and quality of the studios have created repeat users and increased traffic to the Company's MyStudio.net website.

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

In April 2011, we announced a groundbreaking multi-year partnership with Simon Cowell's The X Factor, the most significant partnership yet announced by the Company. We believe that the agreement represents a very significant milestone for the Company and demonstrates that the Company has established its ability to partner with some of the most important entities in the music and entertainment businesses. The Company is currently holding the second season of X-Factor auditions.

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

It has been reported that over 75,000 people auditioned for the show in 2011, including several thousand who participated in such auditions through MyStudio. Mr. Cowell recognized the significant opportunity provided by MyStudio in broadening the contestant base for his show. MyStudio allowed for contestants to visit six additional venues beyond the primary casting cities to participate in the audition process. As we install additional studios throughout the U.S. during fiscal 2012 and beyond, we believe MyStudio will play an even greater role in the identification of top talent for such television shows.

We are pleased to report that of the enormous group auditioning for the show in 2011, three of the acts using MyStudio made it into the show's final 32 contestants, and one of those acts advanced to the final 6 remaining contestants. We believe that this further validated that MyStudio creates an important platform for those seeking to audition for reality television shows or any other music, acting, comedy or modeling-related opportunities.

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

We have also established a partnership with Back Stage Casting, the entertainment industry's most recognized resource for real-time casting and audition information, acting advice, job listings and entertainment news. Utilizing MyStudio, Back Stage is able to offer its members and audition pieces for specific casting calls. Film, theater and television productions are asking actors to submit audition videos specific to their projects to streamline the casting process and identify the most talented candidates. MyStudio offers actors a high quality, convenient and inexpensive way to create their professional videos and increase their chances of being selected.

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

Manufacturing

Last fiscal year, we announced that we had contracted for the manufacture of 15 of its proprietary studio chassis. We have since taken possession of the first four of such chassis. This agreement has allowed us to realize substantial studio cost savings relative to the prior manufacturer. We intend to continue financing additional studios through additional capital raises and borrowings from current lenders.

We continue to evaluate our other vendors to identify additional cost savings for the studios.

Intellectual Property and Licensing

We have embarked on an aggressive intellectual property program including the filing of numerous foreign and domestic patent applications and trademark applications with the U.S. Patent and Trademark Office all designed to protect what we believe is innovative and proprietary technology. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology. We currently have two patents approved with numerous patents and trademarks pending.

Employees

As of March 31, 2012, we employed 23 full-time and 28 part-time employees, including attendants at the MyStudio locations.  We expect to seek additional employees in the next year to handle anticipated potential growth.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Revenues

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Session Revenues	$52,600	$113,230	$104,561	$319,740
Advertising Revenues	15,100	-	17,116	9,000
AfterMaster Revenues	20,700	21,900	77,600	40,700
Total Revenues	$88,400	$135,130	$199,277	$369,440

Our business model currently generates revenues from four primary sources:

1)	Paid user fees from customers who utilize the Fixed and Model studios to create an audio/video recording;
2)	Advertising revenue from the external monitors located on each MyStudio facility;
3)	Advertising revenue from our website
4)	AfterMaster revenue.

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

Revenue for the three and nine month periods ended March 31, 2012 decreased as compared to the comparable three and nine month periods ended March 31, 2011 due primarily to a decrease in barter income activity. Such barter revenue was included in Session Revenues in the table above.

Cost of Sales

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Cost of Sales (excluding depreciation and amortization)	$183,196	$118,854	$593,525	$358,660

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the three and nine months ended March 31, 2012 over the comparable period for the prior fiscal year is attributable, primarily, to the operation of additional studios during the current periods.

Other Costs and Expenses

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Cost of barter exchanges	$-	$105,000	$23,500	$282,050
Depreciation and amortization expense	138,968	79,607	370,598	237,231
General and administrative expenses	870,750	1,212,989	3,009,105	3,574,462
Total	$1,009,718	$1,397,596	$3,403,203	$4,093,743

As a result of a decrease in barter transactions during the three and nine month periods ended March 31, 2012, our costs of barter exchanges decreased.  Depreciation and amortization increased due to additional studios in operation during the current periods.

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

Advertising expense decreased in the three months period ended March 31, 2012 to $9,676 vs. $33,532 in 2010; and the nine months ended March 31, 2012 to $95,432 vs. $234,181 in 2011.

  ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Professional fees also decreased from $753,213 and $1,567,156 during the three and nine month periods in 2010 to $673,026 and $1,372,808 during the three and nine month periods in 2011.  The decrease in professional fees is primarily attributable to our issuing less Common Stock and warrants to various employees and consultants for services rendered during the period.  This decrease in professional fees was partially offset by an increase in wages and other general and administrative expenses resulting from the installation and deployment of the new studios.

Other Income and Expenses

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Other Income	$1,826	$2,330	$1,826	$2,330
Interest Expense	(344,100)	(397,551)	(925,519)	(661,625)
Gain on Disposal of Property	-	-	-	73,502
Gain (Loss) on Extinguishment of Debt	-	(217,502)	191	(860,778)
Total	$(342,274)	$(612,723)	$(923,502)	$(1,446,571)

The other income and expenses during the three and nine month periods ended March 31, 2012, totaling $342,247 and 923,502 of net expenses consisted almost entirely of interest expense.  During the comparable periods in 2011, other income and expenses totaled $612,723 and $1,446,571.  Interest expense has increased primarily due to non-cash interest expense relating to warrants attached to recent debt issuances, as well as conversion features included in recent convertible debt issuances.  These additional borrowings have been used to build and deploy additional studios. During the three and nine month periods ended March 31, 2011, the Company modified certain liabilities which were recorded as modifications of debt which resulted in losses on the extinguishment of debt.

Net Income/(Loss)

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net Income (Loss)	$(1,441,387)	$(1,994,043)	$(5,096,591)	$(5,529,534)

Due to the Company’s cash position, we use our Common Stock and warrants to pay many employees, vendors and consultants as well as to raise capital through incentives attached to our debt offerings.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large non-cash expenses, our net loss would have been $3,403,091 and $3,880,227 for the nine month periods ended March 31, 2012 and March 31, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $199,277 during the nine months ended March 31, 2012 as compared to $369,440 in the comparable period in the prior year.  The Company has incurred losses since inception of $34,409,187.  At March 31, 2012, the Company had negative working capital of $1,232,136, which was a decrease in working capital of $123,685 from June 30, 2011.  The decrease in the working capital was primarily due to additional short-term borrowings that were used to finance non-current fixed assets.

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

The Company’s management team believes that its success depends on the Company’s ability to raise additional capital, deploy multiple studios and create strategic partnerships that drive traffic to the studios.  The Company’s current seven fixed and one mobile studios are insufficient to generate adequate revenues to achieve overall profitability for the Company.  By deploying multiple studios, the Company believes that it will be able to successfully implement its business plan, attract a greater number of strategic partnerships and achieve profitability.

As of March 31, 2012, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2012 and March 31, 2011, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

(b)	Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of March 31, 2012 and March 31, 2011, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of March 31, 2012 and March 31, 2011 were ineffective, based on COSO’s framework.

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

Management has concluded that these control deficiencies constitute a material weakness that continued throughout March 31, 2012 and beyond.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  At March 31, 2012, there are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

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

ITEM 1A - RISK FACTORS - continued

Limited Capital and Need for Additional Financing.

The funds currently available to us are inadequate to fully implement our business plan.  Until we have achieved revenues sufficient for us to break-even, we will not be a self-sustaining entity, which could adversely impact our ability to be competitive in the areas in which we do and intend to operate.  We require additional funding for continued operations and will therefore be dependent upon our ability to raise additional funds through bank borrowing, equity or debt financing or asset sales. We expect to access the public and private equity and/or debt markets periodically to obtain the funds we need to support our operations and continued growth.  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If we cannot obtain needed funds, we may be forced to curtail, in whole or in part, or cease activities altogether.  When additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership.

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

Effect of Fluctuations in Operations on the Price of Common Stock.

Our future operating results may fluctuate and cause the price of our Common Stock to decline, which could result in substantial losses for investors.   Our limited operating history makes it difficult to predict accurately our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control.  If our operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:

·	Ability to broadly commercialize and expand MyStudio and/or AfterMaster;
·	Changes in entertainment technology;
·	Price and availability of alternative entertainment available to the public;
·	Availability and cost of technology and marketing personnel;
·	Our ability to establish and maintain key relationships with industry partners;
·	The amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure; and
·	General economic conditions and economic conditions specific to the entertainment industry.

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

Dilution; Dilutive Effect of Future Transactions.

As of March 31, 2012, we had 34,164,404 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 698,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 773,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,520,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted into approximately 3,040,000 shares of Common Stock.  We had outstanding convertible debt with a face value of $2,675,000, which can be converted into approximately 5,350,000 shares of Common Stock. In addition, we had Common Stock purchase warrants and options outstanding that would permit, if exercised, the issuance of 6,857,592 additional shares of Common Stock at an average exercise price of $0.84.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

Future debt or equity transactions, as well as the related grant and subsequent exercise of such warrants, could result in dilution.  From time to time, we sell restricted preferred or common stock, warrants, and convertible debt to investors in other private placements.  Because such stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of related warrants, if any, sometimes is at or even lower than market prices.  These transactions cause dilution to existing stockholders.  Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to the market price.  Warrants may also be issued to advisors and vendors at times in lieu or in addition to other compensation. Exercises of options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved, which could be significant.

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

Inability to Manage Rapid Growth.

We expect to grow rapidly.  Rapid growth often places considerable operational, managerial and financial strain on a business.  To successfully manage rapid growth, we must accurately project its rate of growth and:

·	Rapidly improve, upgrade and expand our business infrastructure;
·	Deliver our product and services on a timely basis;
·	Maintain levels of service expected by clients and customers;
·	Maintain appropriate levels of staffing;
·	Maintain adequate levels of liquidity; and
·	Expand and upgrade our technology, transaction processing systems and network hardware or software or find third parties to provide these services.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.  Following is a summary of the shares of Common Stock issued during the period ended March 31, 2012.

Common Stock:
·	635,335 shares of Common Stock for net cash proceeds of $371,664;
·	625,103 shares of Common Stock to non-employees in advance of services;
·	858,811 shares of Common Stock as share-based compensation to employees and non-employees;
·	505,865 shares of Common Stock to convert convertible notes payable and in accrued liabilities;
·	380,969 shares of Common Stock as interest expense on outstanding notes payable;
·	582,000 shares of Common Stock issued in conversion of Preferred Stock; and
·	31,301 shares of Common Stock as dividends on Preferred Stock.

 The value of the share-based compensation was based on the market price of the stock on the day of issuance.

Warrants to Purchase Common Stock:

·	380,969 warrants in lieu of interest;
·	150,000 warrants were modified to extend the maturity date; and
·	63,532 warrants as placement fees for equity financing.

The estimated value of the Common Stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine months ended March 31, 2012, no matters were submitted to the shareholders for a vote.

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

STUDIO ONE MEDIA, INC.

Date: May 15, 2012	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: May 15, 2012	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: May 15, 2012	By:	/s/ Joseph Desiderio
Joseph Desiderio
Title: Chief Financial Officer, Chief Accounting Officer

36