Form 10-K
period 2012-06-30
STUDIO ONE MEDIA, INC.
filed 2012-10-15
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2012

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No  

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No  

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $13,988,4326.  Shares of Common Stock held by each officer and director and each person, to Registrant’s knowledge, who owns more than 5% or more of the Registrant’s outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

As of October 15, 2012, the number of shares of Registrant’s Common Stock outstanding was 32,862,932.

DOCUMENTS INCORPORATED BY REFERENCE

None

STUDIO ONE MEDIA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED
       JUNE 30, 2012

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

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “budget,” “budgeted,” “believe,” “will,” “intends,” “seeks,” “goals,” “forecast,” and similar words and expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.  We caution our readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in the forward looking statements, including those factors described under “Risk Factors” and elsewhere herein.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.  These risks and uncertainties, many of which are beyond our control, include:

●	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

●	uncertainties involved in growth and growth rate of our operations, business, revenues, operating margins, costs, expenses and acceptance of any products or services;

●	volatility of the stock market, particularly within the technology sector;

●	our dilution related to all equity grants to employees and non-employees;

●	that we will continue to make significant capital expenditure investments;

●	that we will continue to make investments and acquisitions;

●	the sufficiency of our existing cash and cash generated from operations;

●	the increase of sales and marketing and general and administrative expenses in the future;

●	the growth in advertising revenues from our websites and studios will be achievable and sustainable;

●	that seasonal fluctuations in Internet usage and traditional advertising seasonality are likely to affect our business; and

●	general economic conditions.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of June 30, 2012, there were 36,412,601 shares of Common Stock issued and outstanding.   From April 2006 to June 30, 2012, we have raised approximately $16.4 million in the form of equity for purposes of research and development, the launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Business

Studio One Media, Inc. (“Studio One” or the “Company”) is a diversified media and technology company. The Company’s wholly-owned subsidiaries include MyStudio HD Recording Studios, Inc. and AfterMaster HD Audio Labs, Inc.

Over the past several years, the Company and its subsidiaries have been engaged in the development and commercialization of proprietary (numerous patents pending), leading-edge audio and video technologies for professional and consumer use, including MyStudio® HD Recording Studios, AfterMaster™ HD Audio and ProMaster HD™.

The Company has the ability to generate revenue from four primary sources: (1) MyStudio recording sessions; (2) digital advertising and sponsorship opportunities; (3) website advertising revenues; and (4)  mastering or “AfterMastering”/,”ProMastering” of new music as well as existing catalog music.  The Company believes that Studio One’s award winning and groundbreaking audio/video technologies and unique business models have the potential to have a significant impact in the entertainment and social media sectors.

Business Update

The financial results for fiscal 2012 were below our targets as the Company embarked on several key initiatives, which included redefining our product, staffing, pricing, marketing and demographics. These initiatives included testing of off-site session purchases, promotional sessions, multiple fee changes, testing new locations and staffing, all of which had varying effect on sales. In addition, the Company did not undertake barter or marketing initiatives during the first, third or fourth quarters of our fiscal year and had only limited barter activity during the second quarter. This resulted in an overall decline in sales but a net increase in cash revenue due to some of the more successful initiatives.

The information collected through the various initiatives has led the company to a new operational plan for its recording studios. The plan includes locating studios at venues which will offer cost and revenue sharing arrangements, as well as promotional and marketing support. Such partnerships eliminate rents and direct staffing costs for the Company, resulting in significant operational cost savings while providing new promotional and sales opportunities for revenue generation. The Company recently entered into such a revenue sharing agreement with Hard Rock International to relocate five of its existing seven studios to Hard Rock venues in the United States. The first Hard Rock/MyStudio is slated to open in Las Vegas in October 2012.

The Company recently entered into a revenue sharing agreement with Hard Rock International to relocate five of its existing seven studios to Hard Rock venues in the United States. The first Hard Rock/MyStudio is slated to open in Las Vegas in October 2012. In addition, subsequent to June 30, 2012, the Company entered into a revenue sharing and marketing agreement for its Nashville based studio with Warner Music Nashville (“WMN”). The agreement calls for WMN to use the studio to create awareness for its popular artists through contests and other interactive initiatives at the studio.

As a result of the new initiatives and realignment on our objectives, we believe that the Company is well positioned to capitalize on its MyStudio and AfterMaster technologies in the upcoming year.  We are encouraged by the growing interest in using MyStudio for casting purposes for national television shows and believe that MyStudio provides a compelling technological breakthrough for talent seekers.  Additionally, we remain very positive on the opportunity for AfterMaster to provide significant future revenues for the Company and its potential to greatly improve digital audio for music, motion pictures and television.

The X Factor

The second season of The X Factor has recently begun on FOX Television Network.  While the new season has only started airing the initial auditions, MyStudio has made a meaningful contribution to the show by providing high caliber contestants who were not otherwise able to attend other audition locations.

ITEM 1. DESCRIPTION OF BUSINESS - continued

All seven of the studios plus a newly introduced mobile Pepsi/MyStudio unit were used by aspiring musicians to audition for the show.  The mobile Pepsi/MyStudio unit was utilized in nine cities throughout the United States.  The mobile studio was a successful opportunity for us to showcase the quality and ease of use of the studios, as well as build brand awareness for MyStudio in advance of installing studios in other cities and building additional mobile studios.

As background, we announced in 2011 that we had entered into a multi-year strategic partnership with The X Factor in the United States.  Led by Simon Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world’s top musical talent, The X Factor had tremendous success in Europe before being introduced into the U.S. last year.  Mr. Cowell recognized the significant opportunity MyStudio offered in terms of broadening the audition base.  Mr. Cowell and other reality television producers understand that their shows are only as good as the talent identified, and MyStudio provides a revolutionary new technology for finding talent in a cost-effective, operationally-efficient manner.

In its inaugural season in 2011, the show gained a tremendous following as a result of its unique and entertaining format for finding top musical talents.  During that season, the show featured some of the most talented aspiring singers ever performing in a nationally televised talent contest. Coached by some of the top names in the music industry, the participants continued to improve upon their existing skills and gain significant exposure for their future careers.

For that season, it was reported that over 75,000 people auditioned for the show, including several thousand who participated in such auditions through MyStudio. A positively disproportionate number of MyStudio auditionees made it to all X Factor elimination levels, including three of the MyStudio acts making it into the top 32 nationally televised contestants. One of the MyStudio contestants, Drew Ryniewicz, made it into the top 3 female finalists.  We are precluded from reporting the total number of persons who made it through to this year’s boot camp until later in the broadcast season.

Television Production Agreement

Late last calendar year, the Company signed an agreement with one of North America’s largest television and movie production companies for the co-development of a television show for national broadcast. The plan for the television show is to use content produced by MyStudio users to showcase their talents in a variety of categories (e.g., music and comedy). Since the signing, the Company and production company have worked closely on the development process to ensure a fresh and exciting concept that will capture national audiences.

We are very pleased to be working with the aforementioned television production company as it has had a great rate of success in getting television shows produced and aired on major television networks. Its stature and reach as an international television “powerhouse” provides additional credibility to the quality of our studios and the opportunity for the show to be a success.

While we had hoped that the new show would begin airing in calendar 2012, both parties have agreed that additional investment in the content development process would be prudent and enhance the likelihood for the show’s success.  We are currently working to finalize agreements for the show’s hosts and executive producers, which are internationally renowned entertainers.  We believe that the unique content of the show, coupled with the substantial fan base of the executive producers, will be of great interest to one of the national networks and accelerate the timing for the show’s debut.

The production of a national television show such as this has been a long-time goal of the Company’s management team. We believe that such a show will allow for significant national and international exposure for MyStudio and thus drive substantially higher studio revenues. Based on the success of the show and the low cost of production, there is a significant possibility of rolling out such a format into many international markets.

Hard Rock

We recently announced a strategic partnership with globally-recognized Hard Rock International, the owner and operator of over 175 restaurants, hotels and casinos around the world.  The partnership provides for us to install studios in Hard Rock locations. Three initial sites were announced, including the Hard Rock Café – Las Vegas, Hard Rock Café – Chicago and the Seminole Hard Rock Hotel Casino – Hollywood, Florida.  We expect to announce additional locations in the future.

We believe this is a very important development for the company.  First, we have always sought to partner with leading companies in their respective fields where there will be a synergistic value for both parties.  With the strong global brand of Hard Rock and the breadth of its properties around the world, the partnership should significantly enhance the brand awareness of MyStudio.  Secondly, this should create an important revenue stream for the company due to the high traffic of visitors at Hard Rock locations.  The agreement provides for the companies to share in the revenues generated from the studio sessions, as well as on-studio advertising. In exchange for placing studios in the Hard Rock venues, a Hard Rock affiliate will be responsible for overhead costs of the studios, which includes labor and rent.  Additionally, Hard Rock will promote the studios in its marketing campaigns, which could provide an additional uplift in session revenue for other non-Hard Rock MyStudio locations.   Hard Rock intends to seek sponsors and other partners to further compliment the MyStudio/Hard Rock partnership to drive additional traffic to those venues.

Hard Rock’s management views MyStudio as an important element of its new customer acquisition strategy.  The partnership underscores Hard Rock’s commitment to its customers of offering high quality food in fun and entertaining environment.  The placement of the studios within the Hard Rock venues allows patrons to live out their own fantasies and aspirations as “rock stars” through the creation of their own music videos using MyStudio.

The studios located on Hard Rock properties will also participate in other nationally sponsored contests and auditions that are coordinated through Studio One.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Warner Music Nashville

The Company recently entered into an exclusive promotion agreement with Warner Music Nashville ("WMN") for the Company's Nashville based studio. WMN is one of the most important country and music labels with superstars such as Blake Shelton, Dwight Yoakam, Faith Hill and Big & Rich. The revenue sharing agreement calls for WMN to utilize MyStudio as an exciting and innovative way to promote its artists as well as connect with their fans by way of interaction with the studio at the mall and through online video contests.  Country music fans will have the opportunity to create a variety of high definition videos and enter them into contests hosted by Warner Music Nashville and MyStudio. The Company expects the arrangement to raise awareness of its brand and generate increased revenues from promotions initiated by such a high profile partner in the Tennessee market.

Additional Strategic Opportunities

Since the introduction of the first studio, one of the primary objectives of the management team has been to develop strategic relationships with industry leaders in the music and entertainment fields.  The Company has successfully partnered with leading names, such as The X Factor, that have allowed it to gain national branding exposure without having to expend significant capital for marketing.

As a result of favorable exposure from The X Factor and positive feedback from other partnerships, we have received a significant number of in-bound interest about using the studios for other reality television shows, live theater and a host of other auditions and contests.  The studios have recently been used for casting for the upcoming new reality series entitled America’s Most Eligible. The new series is produced by One-to-One Magazine, a premier publication for single men and women.   Earlier in the fiscal year, the studios were also used for casting and featured in the new series called Remodeled, which was led by supermodel agent Paul Fisher. The show centered around building a national network of new modeling talent.  Mr. Fisher is also an important member of the Company’s Advisory Board. Numerous other contests using the MyStudio technologies have been hosted in the current and prior years, including music, modeling and comedy.

MyStudio represents a revolutionary change in how auditioning/casting can be performed.  The quality of the audio and videos, coupled with a standardized easy-to-use viewing platform for casting agents, creates a compelling reason for widespread adoption of the technology.  Additionally, production companies can realize substantial cost savings from the use of the studios as they may no longer have to hold “cattle calls”, which require significant expenses for venue rental and associated labor.   As management teams at television and motion picture companies face greater pressure to contain costs for their productions, MyStudio provides a compelling new technology that could very favorably impact their bottom lines as they seek top talent.

Our stated goal has been to gain a national footprint of studios throughout the United States.  The recently announced Hard Rock partnership will aid in the accelerated rollout of new studios in the U.S. and abroad.  We continue to believe that there is a tremendous opportunity for MyStudio in Asia as karaoke plays a significant role in the culture and entertainment.  We continue to receive interest by foreign parties seeking to introduce MyStudio in various Asian markets.  We will continue to evaluate those opportunities as we identify key partners that have the financial and operational wherewithal to support a large rollout of studios in the region.

Based on the high cost of creating a national marketing campaign, the Company to date has had to identify unique and alternative means of marketing its products without incurring major cash outlays. However, based on greater brand awareness from our high profile partnerships and increased inbound interest by prospective advertising partners, we have recently engaged a proven marketing firm with broad relations with major consumer brands to create revenue-generating partnerships and advertising for the Company. This new marketing firm was played an important role in one of recently announced partnerships. Accordingly, we expect to substantially increase advertising and sponsorship revenues in future quarters.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Studios

We are currently in the process of relocating five studios in accordance with our agreement with Hard Rock International. When those studios are relocated, we will have a total of seven studios available for use by the general public.

During the year, we also built and successfully deployed the first mobile MyStudio, which was used throughout the country for The X Factor auditions. There has been significant interest in mobile studios for several years.  Pepsi was a sponsor of this studio for the recent X Factor auditions.  Based on the success of this mobile studio, we believe that mobile studios could offer a significant revenue opportunity for the Company from both the session revenues, as well as the ability to sell advertising on the studios as they travel the United States promoting various contests and auditions.

In addition to our installed studio base noted above, we have taken possession of two additional studio chassis for future manufacture and installation. Additionally, we have identified and begun to utilize alternative suppliers for other studio components which have and will allow us to lower the costs of manufacturing studios.

Subject to the availability of adequate capital, we expect to rollout additional studios – both fixed location and mobile – in the fiscal year ending June 30, 2013.

AfterMaster

We continue to believe that AfterMaster is one of the most significant breakthroughs in digital audio and that it has the potential to create significant revenues for the Company.  The feedback from music industry executives, leading artists, mastering houses and top consumer products companies has been exceptional.  The broad commercialization of this technology is a top priority for the management and Board of Directors of the Company.

AfterMaster was an internally-developed, patents-pending mastering and remastering technology that makes music and other audio files sound significantly louder, fuller and clearer than traditionally mastered music.  The technology can be applied to virtually all audio sources including music, radio, motion pictures and television.  The technology has been used to enhance music created by such artists as Lady Gaga, Janet Jackson, and many others.  AfterMaster has received credits on a number of top selling albums.

Like all newly introduced technologies, the adoption period can take longer than expected. This too has been the case for AfterMaster despite the very favorable feedback from music industry leaders (e.g., record label executives, producers and musicians).   With significant external forces adversely affecting the music industry, including industry consolidation and digital piracy, music industry executives have focused their resources on addressing such challenges.  With recent stabilization within the industry, executives are now able to refocus their efforts on new revenue-enhancing opportunities.  We believe that AfterMaster provides the record labels with such a significant opportunity as they are able to remonetize their catalogs by offering high definition (“HD”) audio through the use of our technology.   As such, we are in discussions with several leaders in music about utilizing our technology for the re-release of the HD versions of their catalogs.  Such songs can be released in physical format (e.g., CDs) or digital downloads through leading online music retailers.

Further supporting our beliefs about the public’s desire for higher quality audio is a growing grassroots movement by some of the top musicians who have publicly stated they are unhappy with the quality of the current state of digital audio.   As we begin “AfterMastering” music for top selling and influential artists and they have an opportunity to experience the significant difference from our technology, we believe that the musician-led movement to improve the sound of their music could grow significantly. Additionally, artists recognize that they can greatly benefit through future royalties from the re-release in the HD format of their music.   Accordingly, this could be a strong forcing function for the record labels to adopt such technologies broadly.

In addition to the record labels, we are in discussions with other potential users of the technology.  Such discussions include several consumer electronics companies that see the opportunity to differentiate their products with enhanced audio capabilities offered through the use of an AfterMaster chip in their products.   We believe this represents an enormous market for the Company to have its product integrated into phones, televisions, radios and a host of other products.   As the convergence of features for such consumer electronics continues, it can be difficult for leading consumer electronics companies to differentiate their products. We believe that AfterMaster provides a unique and significant competitive opportunity for one or more of the leading consumer audio OEMs.

The Company’s Advisory Board of influential leaders in the music and motion picture industry are a critical element of the Company’s marketing strategy for AfterMaster.

ITEM 1. DESCRIPTION OF BUSINESS - continued

ProMaster

Utilizing technologies created in the development of AfterMaster, the Company has recently introduced a consumer version of AfterMaster which it has branded as ProMaster HD.

The ProMaster product was recently introduced through a new relationship with music retail giant Guitar Center.  Guitar Center has over 225 stores nationally and caters to recreational, amateur/aspiring and professional musicians.

The ProMaster product will be marketed by Guitar Center through its catalogs, mailers and online advertising.    Musicians are able to upload their files and have them mixed, mastered and/or remastered by ProMaster at an affordable price and a short turnaround period.

Alternatively, musicians can send their music directly to our www.ProMasterHD.com.   We have recently begun a viral marketing campaign for the product on various websites frequented by amateur musicians.   Key spokespersons for the campaign include our own audio engineer and Rock and Roll Hall of Fame nominee Shelly Yakus and music producers Rodney Jerkins, Richard Perry and Andrew Dawson.

Music industry sources have stated that over 10 million independent songs are produced each month around the world, most of which will never be heard by anyone.  The expense of mastering such music for the amateur musician is often cost prohibitive, as it can cost over $500 per song.  At a price of $34.99 per song, ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use or with intent to showcase their music in hopes of advancing their career aspirations.

Based on the enormous addressable market for such a product, we believe that ProMaster has the potential to generate significant revenues for the Company.

Corporate

In November 2011, Board member Frank Perrotti, Jr. was elected to the position of Chairman of the Board of Directors of Studio One.  Mr. Perrotti is a successful and well regarded businessman with proven experience in building corporations organically and through acquisitions. Mr. Perrotti has provided the Company with more than $3,600,000 in loans to date to assist in the financing needs required to build and install additional studios.

In March 2012, Joseph Desiderio was hired as the Company’s new chief financial officer and was also elected to the Board of Directors.  Mr. Desiderio brings more than 25 years of financial and operational experience to the Company having worked with both public and private companies.  The Company’s then CFO, Kenneth Pinckard, was named as General Counsel and remains on the Board of Directors.

The Company has been awarded three patents over the past year.  The Company has a very aggressive intellectual property strategy to protect the MyStudio, AfterMaster and related technologies it has developed.  The Company has a number of other patents pending.Over the past several years, the weak capital markets have constrained our growth and the full implementation of our business plan for the roll-out of new studios.  Despite these difficulties, the Company has and continues to raise capital for studio operations and advancement of AfterMaster. We expect to continue raising required capital through both equity and debt financings to further our corporate objectives.

As capital markets improve and we begin to see fruits of new and pending revenue opportunities, we believe that we will be able to raise substantial additional capital to execute our full business plan and create significant shareholder value through our MyStudio and AfterMaster products.  Such funds are in addition to the aforementioned credit facility.

Advisory Board

Recognizing the significance of our technologies, we have been able to attract some of the leading music and entertainment executives to our Advisory Board. The Advisory Board is an important resource for the Company in terms of thought leadership and strategic introductions. This distinguished group includes:

●	Ted Field – Chairman & CEO of Radar Pictures (over 60 motion pictures generating over $7 billion in gross revenues); co-founder of Interscope Records; former owner of Panavision.

●	Frank Perotti, Jr. - Founder, Chairman and Chief Investment Officer of FPJ Investments (“FPJ”), a private investment firm based in New Haven, CT.

ITEM 1. DESCRIPTION OF BUSINESS - continued

●	Paul Fisher – internationally recognized modeling agent; CEO of The Network.

●	Jason Flom – former CEO of Atlantic Records, Virgin Music, Capitol Music Group and Lava Records.

●	Sheila Jaffe – Emmy Award winning casting director; partner in Walken/Jaffe Casting; casting for notable shows as Entourage and The Sopranos.

●	Rodney Jerkins – Grammy Award winning music producer/song writer; clients include Janet Jackson, Madonna, Lady Gaga among others.

●	Allan Kaplan – serial entrepreneur and venture capitalist; Director of Clearview Capital Partners.

●	Andrew Knight – Director of News Corporation; former Editor of The Economist.

●	Paul Oreffice – former Chairman & CEO of The Dow Chemical Company; served on the Boards of The Coca-Cola Company, Morgan Stanley, CIGNA and Nortel.

●	Richard Perry – world renown record producer and winner of seven Grammy Awards; clients include Barbra Streisand and Cher.

●	Diane Warren – considered to be the world’s most prolific songwriter; Golden Globe and Grammy Award winner.

●	Charles Weber – former CEO of Lucas Films; former COO of Embassy Communications.

MyStudio HD Recording Studios

Studio One Media, Inc. has developed MyStudio, a self contained, state-of-the-art, high definition (“HD”) interactive audio/video recording studio designed for installation in shopping malls and other high traffic areas.

MyStudio offers consumers true professional recording studio-quality audio and HD broadcast-quality video with an ease, economy and convenience never before available to the public. MyStudio and its accompanying website www.mystudio.net incorporate into a single entertainment venue some of the best elements of the world’s leading Internet and entertainment properties including video sharing, social networking and talent-related television programming. MyStudio eliminates the high cost and technological and logistical barriers inherent in the creation of high quality production and uploading of video content onto the Internet for both amateurs and professionals alike.

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

Finished videos are available for viewing within minutes of completion of the recording at www.mystudio.net. Videos are protected with a privacy pass-code, and uses can decide whether to make their videos available to the public or keep them private. The website offers users the opportunity to share videos and create member profile pages in a dynamic social networking environment. Users may also create links between our website and other social networking sites or their own websites, such as their own small businesses.  MyStudio members can enter contests, order free DVDs or CDs of their videos, download MP3 audio files (restrictions apply), access embedded codes or print high resolution photos from their video.

MyStudio has been used to create videos for music, modeling, comedy, dating, job resumes, auditions, and personal messages and greetings. Users can also enter their videos into industry-sponsored music, casting, modeling and comedy contests. In addition, the Company has offered various themed holiday greetings, as well as greetings to U.S. troops overseas.

Currently there are MyStudio locations included in the greater metropolitan areas of Phoenix, Nashville and Las Vegas. Four additional studios are in various stages of moving to Hard Rock locations.

MyStudio Business Strategy

We plan to continue installing MyStudios into key markets throughout the U.S. followed by a roll-out into international markets. The ease and quality of the studios have created repeat users and increase traffic to the Company’s website, www.mystudio.net.We believe that MyStudio offers a service never before available to the public - a professional quality recording experience at an affordable price. The HD virtual backgrounds, professional lighting and specially engineered sound cannot be replicated by users at home or outside a professional studio.

Connect Talent to Talent Seekers. MyStudio provides the aspiring artist or entertainer with a cost-effective, professional quality platform to showcase his or her talent. Entertainers often pay hundreds or thousands of dollars for comparable professionally produced audio and video products. Users can often afford to make numerous videos to showcase their talents due to relative minimal price point for using MyStudio. There have been several incidents where users’ videos have allowed them to be discovered by talent agents. MyStudio played an integral part of the casting process to find talent for both seasons of The X Factor in the United States, as well as for other reality television shows.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The studios provide entertainment recruiters with an entirely new method for locating talent. Using MyStudio’s software casting applications, casting directors are able to review a standardized and efficient format for judging talent prospects. This contrasts with the inefficiencies of them receiving, loading and screening numerous formats of video (e.g., VHS and DVDs) for talent.

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

We have focused significant efforts on this aspect of our business model and have formed strategic partnerships with Simon Cowell’s The X Factor, Hard Rock International, Mark Burnett Productions, Back Stage Casting and RealityWanted.com.

Build an Online Community Featuring User-Generated Content. Our website www.mystudio.net captures the social networking phenomena Facebook and video sharing of YouTube and combines it with a superior audio/visual experience. Our website allows users to create personal profiles, share videos with family and friends and make their videos available to the public, all of which encourage user loyalty and viral growth opportunities.

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

MyStudio Business Model

Our “bricks and clicks” business model is currently based upon three primary sources of revenue: recording session fees from MyStudio and advertising/sponsorship revenue from the individual studios and advertising on the MyStudio website. We plan to continue driving recording session revenue through the use of industry-sponsored music, modeling and talent contests with new and repeat users, as well as the installation of additional studios. Additional studios are expected to drive exponential traffic to the MyStudio website as each new video generates unique website visitors due to the viral effect of our video sharing offering. We believe that the success of the studios depends on our ability to raise additional capital, deploy multiple studios and continue to create strategic partnerships that drive traffic to the studios. Our current installed base of studios is insufficient to generate adequate revenues to achieve overall profitability for the Company. By deploying multiple studios and gaining “critical mass”, we believe that we will be able to successfully implement our business plan, attract a greater number of strategic partnerships and achieve profitability.

Recording Session Revenue. Each studio is designed to record videos during a mall or store’s operating hours, which can average 11 hours per day. MyStudio charges a fee per session for use of the studio. Each session lasts up to five minutes. There are two pay stations on the studio to expedite the song and background selection and payment process. Additionally, users may prepay their sessions from home and have an opportunity to select from a greater variety of songs and backgrounds. These payment options increase throughput for those using the studio.

MyStudio offers over 1,000 HD backgrounds from which to select, or users may provide their own custom backgrounds. Additionally, MyStudio currently offers thousands of songs licensed from Sony/ATV Music Publishing, EMI Music Publishing, Universal Music Group and others for karaoke usage. In many instances, users perform their own songs using their guitar, keyboard or other instruments, which may be plugged into the studios for a professionally sounding quality video.

On-Studio Advertising and Sponsorship Revenue. The exterior of the studios contain eight (8) 37” LCD flat screen monitors that are used to display videos produced through MyStudio and promote advertising messages from selected sponsors and third party advertisers. We have sold advertising on the studios, and we believe that we will be able to secure national advertising sponsors when we have a greater number of studios in operation and through our partnership with Hard Rock International. Website Advertising Revenue. The number of visitors, visitor demographics and the time spent on a website are the primary drivers behind advertising-based revenue models for Internet properties. The user-generated content created through MyStudio is the primary traffic generator for the MyStudio website.

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

MyStudio Marketing and Promotion Strategy

 Our business plan calls for the establishment of regular events, auditions and contests to drive traffic to the studios; this revenue strategy has been confirmed by a marked increase in studio traffic when contests and promotions have been offered. Our marketing and promotion strategy is designed to drive traffic through the studios which in turn drives traffic to our website.

ITEM 1. DESCRIPTION OF BUSINESS - continued

To date, we have not invested significant dollars for marketing as we believe such marketing efforts would not have been prudent without a national footprint for MyStudio. We expect to significantly increase our national marketing efforts to drive sponsorship and advertising revenues later in the future.  We did, however, recently engage a national marketing agency to assist us in securing advertising and sponsorship opportunities. With a broader installed studio base in major metropolitan markets and continued favorable feedback from the high profile auditions that we have and are hosting, we believe that we will have a much greater opportunity to gain national attention of large sponsors who understand the opportunity to partner with MyStudio for contests and auditions to favorably market their own businesses. To date, we have sold sponsorships that have led to increased utilization of the studio, as well as advertising monies.

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

In 2011, we announced a multi-year partnership with Simon Cowell’s The X Factor, which has been one of the most successful new music-centric show introductions in the United States over the past few years. We believe that this agreement, among others, demonstrates that the Company has established its ability to partner with some of the leading producers in the music and entertainment business.

Led by Mr. Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world’s top musical talent, The X Factor has had tremendous success in Europe. The show debuted last fall on the FOX Network and has recently begun its second season.  In its inaugural season, the show quickly generated a very significant following throughout the United States. The high quality of the talent selected to participate in the show has been a key source of fan enthusiasm for the show since its debut.

It has been reported that over 75,000 people auditioned for the show’s first season, including several thousand who participated in such auditions through MyStudio. Mr. Cowell recognized the significant opportunity provided by MyStudio in broadening the contestant base for his show. MyStudio allowed for contestants to visit the MyStudio locations in addition to the primary casting cities where “cattle calls” were held. Despite the enormous number of persons auditioning for the show, three of the acts using MyStudio made it into the show’s final 32 to date, as well as one of those acts advancing as a final three female’s finalist.

The studios were used again this year for Season 2 with both the fixed location and new Pepsi/MyStudio mobile unit being utilized.  Through the first four shows of the current season, there were 21 contestants that had been approved to go to the next level called “boot camp”. Of those 21, three were contestants who auditioned at MyStudio. The studios were used for two other reality television shows recently, including America’s Most Eligible and Remodeled.

The partnership with The X Factor demonstrated that the MyStudio recording studios are an efficient means for allowing for a large number of people in multiple cities to try-out for reality television shows and finding top talent. Accordingly, we expect television, theater and motion pictures to begin to follow Mr. Cowell’s lead in utilizing this technology to enhance their casting processes and thereby creating the potential for a number of other strategic partnerships for the Company as we install additional studios.

Our partnership with The X Factor has also allowed the Company to gain national attention for its studios without having to expend significant amounts of internal funds to achieve a comparable level of positive exposure and brand development.

We recently announced a strategic partnership with globally-recognized Hard Rock International, the owner and operator of over 175 restaurants, hotels and casinos around the world.  The partnership provides for us to install studios in Hard Rock locations. Three initial sites were announced, including the Hard Rock Café – Las Vegas, Hard Rock Café – Chicago and the Seminole Hard Rock Hotel Casino – Hollywood, Florida.  We expect to announce additional locations in the future.

We believe this is a very important development for the company.  First, we have always sought to partner with leading companies in their respective fields where there will be a synergistic value for both parties.  With the strong global brand of Hard Rock and the breadth of its properties around the world, the partnership should significantly enhance the brand awareness of MyStudio.  Secondly, this should create an important revenue stream for the company due to the high traffic of visitors at Hard Rock locations.  The agreement provides for the companies to share in the revenues generated from the studio sessions, as well as on-studio advertising. In exchange for placing studios in the Hard Rock venues, they will be responsible for overhead costs of the studios, which includes labor, utilities and rent.  Additionally, Hard Rock will promote the studios in its marketing campaigns, which could provide an additional uplift in session revenue for other non-Hard Rock MyStudio locations.   Hard Rock intends to seek sponsors and other partners to further compliment the MyStudio/Hard Rock partnership to drive additional traffic and generate revenue at those venues.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Hard Rock’s management views MyStudio as an important element of its new customer acquisition strategy.  The partnership underscores Hard Rock’s commitment to its customers of offering high quality food and fun in an entertaining environment.  The placement of the studios within the Hard Rock venues allows patrons to live out their own fantasies and aspirations as “rock stars” through the creation of their own music videos using MyStudio.

The studios located on Hard Rock properties will also participate in other nationally sponsored contests and auditions that are coordinated through Studio One.

Mark Burnett Productions (“MBP”) has used MyStudio in the casting of its shows, including Are You Smarter Than a Fifth Grader and Bully Beatdown. MBP is a leading production company for primetime television, cable and the Internet, and has produced over 1,100 hours of television programming which regularly air in over 70 countries around the world.

MyStudio has been used by entertainment leaders Simon Fuller, Perez Hilton and Jamie King in their casting for Boy Band, a contest to identify five males between the ages of 13 and 21 with outstanding dance and vocal talent to form a high profile band. Mr. Fuller is the producer of American Idol. Mr. Hilton is a famous celebrity gossip columnist with a very extensive following. Mr. King is a world renowned choreographer. MyStudio was selected by Boy Band for the convenience and ease by potential contestants and was responsible for finding one of the Boy Band members. In addition to Boy Band, Mr. Fuller, through 19 Entertainment and MySpace, used MyStudio for the auditions of If I Can Dream, a reality television show offered through Hulu.com. The studios were used by a number of aspiring artists to perform their audition demos in hopes of being selected to join the cast of the show.

We have an ongoing partnership with RealityWanted.com, a leading source for reality TV casting calls in the U.S.  The partnership provides for members of both companies to create audition videos for hundreds of top reality television shows. Most reality TV applicants are missing one of the most critical components to being selected - the video. This partnership created a turnkey reality TV casting platform to help complete the casting process. Users can easily supplement their RealityWanted.com profiles with a high-quality video that better promotes their talents and unique personality traits, thus giving them a greater chance of being selected for a reality television show.  We also have a partnership with Back Stage Casting, the entertainment industry’s most recognized resource for real-time casting and audition information, acting advice, job listings and entertainment news. Utilizing MyStudio, Back Stage is able to offer its members and audition pieces for specific casting calls. Film, theater and television productions are asking actors to submit audition videos specific to their projects to streamline the casting process and identify the most talented candidates. MyStudio offers actors a high quality, convenient and inexpensive way to create their professional videos and increase their chances of being selected.  A number of contests using MyStudio have been sponsored by some high-profile music, modeling and comedy companies. We expect to continue entering into additional strategic partnerships with other high profile companies in the music, television, modeling and comedy fields to further traffic to our studios.

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

We continue to believe that AfterMaster is one of the most significant breakthroughs in digital audio and that it has the potential to create significant revenues for the Company.  The feedback from music industry executives, leading artists, mastering houses and top consumer products companies has been exceptional.  The broad commercialization of this technology is a top priority for the management and Board of Directors of the Company.

AfterMaster was an internally-developed, patents-pending mastering and remastering technology that makes music and other audio files sound significantly louder, fuller and clearer than traditionally mastered music.  The technology can be applied to virtually all audio sources including music, radio, motion pictures and television.  The technology has been used to enhance music created by such artists as Lady Gaga, Janet Jackson, Madonna and many others.

We are in discussions with several leaders in music about utilizing our technology for the re-release of the HD versions of their catalogs.  Such songs can be released in physical format (e.g., CDs) or digital downloads through leading online music retailers.  In addition to the record labels, we are in discussions with other potential users of the technology.  Such discussions include several consumer electronics companies that see the opportunity to differentiate their products with enhanced audio capabilities offered through the use of AfterMaster.   We believe this represents an enormous market for the Company to have its product integrated into phones, televisions, radios and a host of other products.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The Company’s Advisory Board of influential leaders in the music and motion picture industry are a critical element of the Company’s marketing strategy for AfterMaster.

ProMaster

Utilizing technologies created in the development of AfterMaster, the Company has recently introduced a consumer version of AfterMaster which it has branded as ProMaster HD.

The ProMaster product was recently introduced through a new relationship with music retail giant Guitar Center.  Guitar Center has over 225 stores nationally and caters to recreational, amateur/aspiring and professional musicians.  The ProMaster product will be marketed by Guitar Center through its catalogs, mailers and online advertising.    Musicians are able to upload their files and have them mixed, mastered and/or remastered by ProMaster at an affordable price and a short turnaround period.    Alternatively, musicians can send their music directly to our website www.ProMasterHD.com.

Music industry sources have stated that over 10 million songs are produced each month around the world, most of which will never be heard by anyone.  The expense of mastering such music for the amateur musician is often cost prohibitive, as it can cost over $500 per song.  At a price of $34.99 per song, ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use or with intent to showcase their music in hopes of advancing their career aspirations.

Based on the enormous addressable market for such a product, we believe that ProMaster has the potential to generate significant revenues for the Company.

Intellectual Property and Licensing

We have implemented an aggressive intellectual property program including the filing of numerous foreign and domestic patent applications and trademark applications with the U.S. Patent and Trademark Office, all of which are designed to protect what we believe is innovative and proprietary technology. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology. We currently have three patents approved with numerous patents and trademarks pending.

Employees

As of the end of our fiscal year on June 30, 2012, we employed thirteen full-time and twenty nine part-time employees, including attendants at the MyStudio locations.  We expect to seek additional employees in the next year to handle anticipated potential growth.

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

We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on August 31, 2013.  The total lease expense for the facility is approximately $4,305 per month, and the total remaining obligations under these leases at June 30, 2012 were approximately $8,725.

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

History of Operations and Dependence on Future Developments.

We own proprietary audio/video recording technologies, patents, patent and trademark applications, studio design, methods and related concepts for the MyStudio HD Recording Studios and AfterMaster.

MyStudio is a self-contained interactive video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studios enable the public, for a fee, to record their video and voice images in a stand alone, state-of-the-art recording studio and enter their MyStudio performances in music, modeling and other talent related contests.  In addition, MyStudio can be used to record video resumes, dating profiles and personal messages.  We believe the MyStudio methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

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

Subsequently, we have introduced our audio mastering technologies, AfterMaster and ProMaster.  The AfterMaster technology has been utilized by some of the top name artists within the music industry.  We are in discussions with record labels about adopting the technology for use in re-monetizing their music catalogues, as well as engaging in discussions with consumer electronics companies interested in utilizing the technology for their products.  ProMaster was recently introduced to the public.

We have a history of losses and will likely realize future losses.  Both MyStudio and AfterMaster have limited operations and are currently generating modest revenues.

We are dependent upon our management, certain shareholders and investors for fundraising.  We expect additional operating losses will occur until revenues are sufficient to offset our costs for marketing, sales, general and administrative and product and services development.  We are subject to all of the risks inherent in establishing an early stage business enterprise.  Since we have limited operations, there can be no assurance that our business plan will be successful.  The potential for our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered with an early stage business and the competitive environment in which we will operate.  A prospective investor should be aware that if we are not successful in achieving our goals and achieving profitability, any money invested in us will likely be lost.  Our management team believes that our potential near-term success depends on our success in manufacturing, marketing and selling our products and services.

As an early stage company, we are particularly susceptible to the risks and uncertainties described herein, and we will be more likely to incur the expenses associated with addressing them.  Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development.  These risks are particularly severe among companies in new markets, such as those markets in which we expect we will operate.  Accordingly, shareholders will bear the risk of loss of their entire investment in our shares.

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

Performance - Market Acceptance.

The quality of our products, services, its marketing and sales ability, and the quality and abilities of our personnel are among the operational keys to our success.  We are heavily dependent upon successfully completing our product development, gaining market acceptance and subsequently recruiting and training a successful sales and marketing force.  There can be no assurance that we will be successful in attracting, training or retaining the key personnel required to execute the business plan.  Also, there can be no assurance that we can complete development of new technologies so that other companies possessing greater resources will not surpass it.  There can be no assurance that we can achieve our planned levels of performance.  If we are unsuccessful in these areas, it could have a material adverse effect on our business, results of operations, financial condition and forecasted financial results.  The entertainment industry may resist our business plan and refuse to participate in contests and other sponsorship events.   In that case we would be forced to fund and sponsor our own contests which would affect operating capital, liquidity and revenues.   The music industry may also resist the adoption of our AfterMaster technology for new and catalogue releases.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2012 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of June 30, 2012, we had 36,412,601 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 698,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 773,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,220,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 2,440,088 shares of Common Stock.  We had outstanding convertible debt with a face value of $3,275,000, which can be converted into approximately 6,550,000 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 6,529,331 additional shares of Common Stock at an average exercise price of $0.45.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

ITEM 1A.   RISK FACTORS - continued

Future debt or equity transactions, as well as related grants and subsequent exercise of associated Common Stock warrants, could result in dilution.  From time to time, we sell restricted preferred or common stock, warrants, and convertible debt to investors in other private placements.  Because such stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of related warrants, if any, sometimes is at or even lower than market prices.  These transactions cause dilution to existing stockholders.  Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to the market price.  Warrants may also be issued to advisors and vendors at times in lieu or in addition to other compensation. Exercises of options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved, which could be significant.

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

ITEM 1A.   RISK FACTORS - continued

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

 We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on August 31, 2013.  The total lease expense for the facility is approximately $4,305 per month, and the total remaining obligations under these leases at June 30, 2012 were approximately $8,725.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

ITEM 3. LEGAL PROCEEDINGS.

We were an interpleader party to a lawsuit in the Southern District of Georgia, Savannah Division, pursuant to which we sought to prevent the release of 100,000 shares of its Common Stock to a third-party and asked the court to return those shares to the Company.   During the fiscal year ended June 30, 2012 we elected to relinquish claim to the shares and the matter was dismissed.

The Company is also a defendant in a suit brought by one if its suppliers.  The Company has defended the claim alleging that the vendor failed to deliver the goods and services contracted for.  Subsequent to June 30, 2012, a tentative settlement agreement has been negotiated pursuant to which, if executed, will result in the Company paying the vendor approximately $75,000 in equal payments, without interest, over a period of eighteen months.

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

For the Fiscal Year Ending on June 30, 2012	High	Low
Quarter Ended June 30, 2012	$0.37	$0.16
Quarter Ended March 31, 2012	0.51	0.28
Quarter Ended December 31, 2011	0.68	0.35
Quarter Ended September 30, 2011	0.83	0.42

For the Fiscal Year Ending on June 30, 2011	High	Low
Quarter Ended June 30, 2011	$1.85	$0.72
Quarter Ended March 31, 2011	1.40	0.80
Quarter Ended December 31, 2010	0.99	0.81
Quarter Ended September 30, 2010	1.02	0.61

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Stockholders

As of June 30, 2012, the number of stockholders of record according to our transfer agent was approximately 524.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of our Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of our Series B Convertible Preferred Stock, an 8% annual dividend is due and owing.  Pursuant to the terms of our Series A-1 Senior Convertible Redeemable Preferred Stock, a 6% annual dividend is due and owing.  As of June 30, 2012, we had not declared dividends on Series A, Series B or its Series A-1 Preferred Stock.  We have, however, for those shares of Series A-1 Preferred Stock that were converted, calculated the dividends through the date of conversion and issued shares of common stock in payment of those dividends.  The unpaid cumulative dividends totaled approximately $392,138.  See Note 7 of Notes to Consolidated Financial Statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities for Fiscal Years 2012 and 2011

Fiscal Year 2012

During the fiscal year ended June 30, 2012, we accepted subscriptions for 911,335 shares of unregistered restricted shares of Common Stock at an average price per share of $0.52 for a total of $481,960 and granted warrants to purchase 276,000 additional shares in connection with such placements.   We also issued warrants to purchase 2,820,822 shares to various employees and consultants and warrants to purchase an additional 50,000 shares for other financing related activities.  Generally, the warrants may be exercised at any time within a 2-5 year period beginning on the date of the respective investments at an average exercise price of $0.52.

In June 2009, we adopted the 2009 Long-Term Incentive Plan intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company (“the Plan”).   As of June 30, 2012, we had granted options under this Plan to fourteen employees to purchase, in the aggregate, 698,429 shares of the Company’s Common Stock.  The exercise period for each of the grants is 2-3 years from the date of grant and the exercise price in each instance is $0.35 to $1.35.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

	Years Ended
	June 30,
	2012	2011
Session Revenues	$108,782	$42,779
Advertising Revenues	5,000	7,750
AfterMaster Revenues	87,646	59,800
Barter Revenues	23,500	412,050
Total Revenues	$224,928	$522,379

Our business model currently generates revenues from four primary sources:

1)	Paid user fees from customers who utilize the Fixed and Model studios to create an audio/video recording;
2)	Advertising revenue from the external monitors located on each MyStudio facility;
3)	Advertising revenue from our website; and
4)	AfterMaster revenue.

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

Revenue for the fiscal year ended June 30, 2012 decreased as compared to the comparable fiscal year ended June 30, 2011 due primarily to a decrease in barter income activity. Such barter revenue was included in Session Revenues in the table above.

Cost of Sales

	Years Ended
	June 30,
	2012	2011
Cost of Sales (excluding depreciation and amortization)	$941,808	$619,143

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the fiscal year ended June 30, 2012 over the comparable fiscal year is attributable, primarily, to the operation of additional studios during the current periods.

Other Costs and Expenses

	Years Ended
	June 30,
	2012	2011
Cost of Barter Exchanges	$23,500	$412,050
Depreciation and Amortization Expense	493,139	340,900
Impairment on Long Lived Assets and Intangibles	1,145,450	-
General and Administrative Expenses	3,900,060	6,459,377
Total	$6,503,957	$7,212,327

As a result of a decrease in barter transactions during the fiscal year ended June 30, 2012, our costs of barter exchanges decreased.  Depreciation and amortization increased due to additional studios in operation during the current periods.

During the fiscal year ended June 30, 2012, we analyzed our studios and intangible assets for future recoverability in accordance with the guidance for the impairment of long-lived assets.  We used a replacement cost model and an undiscounted cash flow model to estimate their fair values.  Based on this analysis, we determined that the carrying value of the studios and intangible assets exceeded the total replacement cost of those assets.  Accordingly, we recorded an impairment of fixed assets totaling $937,240 which is recorded within operating expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  - continued

Also during the fiscal year ended June 30, 2012, a major supplier of our work-in-process property and equipment filed for bankruptcy.  We had deposits placed with this supplier for future studios of $93,016 and other work-in-process of $115,184.  We were able to recover some scrap material which has been allocated a $-0- fair value.  Thus, we recognized an impairment of these deposits and other work-in-process of $208,210.

The total impairment recognized within operations during the fiscal year ended June 30, 2012 was $1,145,450 compared to $-0- in 2011.

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

The overall decreases in general and administrative expenses are primarily a result of decreases in professional fees.

Professional fees decreased from $4,745,457 during the fiscal year ended June 30, 2011 to $2,393,194 and during the fiscal year ended June 30, 2012.  The decrease in professional fees is primarily attributable to our issuing less Common Stock and warrants to various employees and consultants for services rendered during the period.  Fewer issuances combined with a lower market price of our stock resulted in total expenses from issuances of Common Stock and warrants to employees and consultants of $745,652 during the fiscal year ended June 20, 2012 compared to $3,481,763 in 2011.  This decrease in professional fees was partially offset by an increase in wages and other general and administrative expenses resulting from the installation and deployment of the new studios.

Other Income and Expenses

	Years Ended
	June 30,
	2012	2011
Other Income	$-	$3,906
Interest Expense	(1,203,433)	(982,664)
Gain on Disposal of Property	-	73,502
Gain (Loss) on Extinguishment of Debt	191	(888,900)
Total	$(1,203,242)	$(1,794,156)

The other income and expenses during the fiscal year ended June 30, 2012, totaling $1,868,505 of net expenses consisted primarily of interest expense.  During the comparable period in 2011, other income and expenses totaled $1,794,156.  Interest expense has increased primarily due to non-cash interest expense relating to warrants attached to recent debt issuances, as well as conversion features included in recent convertible debt issuances.  These additional borrowings have been used to build and deploy additional studios. During the fiscal year ended June 30, 2011, the Company modified certain liabilities which were recorded as modifications of debt which resulted in losses on the extinguishment of debt.

Net Income/(Loss)

	Years Ended
	June 30,
	2012	2011
Net Income (Loss)	$(7,482,271)	$(9,103,247)

Due to the Company’s cash position, we use our Common Stock and warrants to pay many employees, vendors and consultants as well as to raise capital through incentives attached to our debt offerings.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large non-cash expenses, our net loss would have been $5,587,166 and $4,765,189 for fiscal years ended June 30, 2012 and 2011, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  - continued

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $224,928 during the fiscal year ended June 30, 2012 as compared to $522,379 in the comparable period in 2011.  The Company has incurred losses since inception of $37,177,630.  At June 30, 2012, the Company had negative working capital of $2,858,770, which was a decrease in working capital of $1,957,481 from June 30, 2011.  The decrease in the working capital was primarily due to additional short-term borrowings that were used to finance non-current fixed assets.

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

As of June 30, 2012, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

CRITICAL ACCOUNTING POLICIES

Fair Value Measurements – FASB ASC 820, “Fair Value Measurements and Disclosures,” clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 – Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 – Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Income Taxes – The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  - continued

Revenue Recognition – The Company applies the provisions of FASB ASC 605, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Intangible Assets – Intangible assets consist of intellectual property, website costs and video backgrounds. Website costs are costs incurred to develop the Company’s website and website costs are being amortized over the estimated useful life of 5 years. Video backgrounds are the costs incurred to develop video backgrounds for use in the Company’s recording kiosks. The video background costs are being amortized over the estimated useful life of 5 years. The Company’s intellectual property includes purchased patents and trademarks as well as other proprietary technologies. The costs of these are being amortized over the estimated useful life of 5 years.

Valuation of Long-lived Assets – Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests.

Research and Development – The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with FASB ASC 730, “Accounting for Research and Development Costs.”

Stock-based Compensation – The Company follows the provisions of FASB ASC 718, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier. The Company uses the Black-Scholes pricing model for determining the fair value of stock-based compensation.

Convertible Securities and Derivatives – The Company estimates the fair values of the debt and warrants, and allocates the proceeds pro rata based on these values.  The allocation of proceeds to the warrants results in the debt instrument being recorded at a discount from the face amount of the debt and the value allocated to the warrant is recorded to additional paid-in capital.

The Company reviews the terms of convertible financial instruments it issues to determine whether there are embedded derivative instruments, including the conversion option that may be required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative, including the conversion option that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds from the convertible host instruments are first allocated to the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, resulting in those instruments being recorded at a discount from their face value.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by Form 10-K for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of and for the fiscal year ended June 30, 2012 and June 30, 2011 have been audited to the extent indicated in the report by SingerLewak, LLP, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

The aforementioned financial statements are presented in a separate section of this Report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our auditor for the fiscal years ended June 30, 2012 and June 30, 2011 was the firm of SingerLewak, LLP, 10960 Wilshire Blvd., Suite 700, Los Angeles, CA  90024, who were engaged on August 17, 2010.

During the two most recent fiscal years, there were no disagreements with SingerLewak on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of SingerLewak for the fiscal years ended June 30, 2012 and June 30, 2011, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. There were no adverse opinions, disclaimers of opinions, or qualifications or modifications as to audit scope or accounting principles, other than the modification due to uncertainty of the Company to continue as a going concern

ITEM 9A. CONTROLS AND PROCEDURES.

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

 The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2012 and June 30, 2011, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

 Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2012 and June 30, 2011, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2012 and June 30, 2011 were ineffective, based on COSO’s framework.

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

Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2012.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of June 30, 2012 were as follows:

Name	Age	Position

Preston J. Shea	64	Director, President, CEO, Secretary
Joseph A. Desiderio	62	Director, Vice President, CFO
Kenneth R. Pinckard	66	Director, Legal Counsel
Barry M. Goldwater, Jr.	74	Director
Frank Perrotti, Jr.	73	Director, Chairman
Sheldon Yakus	66	Vice President
Matthew R. Long	46	Vice President
Anna L. Madrid	39	Vice President
Timothy Grubb	45	Chief Technology Officer

The directors and officers of our wholly-owned operating subsidiary, MyStudio, Inc., at June 30, 2012 were:

Name	Age	Position

Lawrence G. Ryckman	53	Director, President, CEO, Secretary
Kenneth R. Pinckard	66	Director, Vice President

The directors and officers of our wholly-owned operating subsidiary, AfterMaster HD Audio Labs, Inc., at June 30, 2012 were:

Name	Age	Position

Lawrence G. Ryckman	53	Director, President, CEO, Secretary
Kenneth R. Pinckard	66	Director, Vice President

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Kenneth R. Pinckard is Legal Counsel and a Director of the Company.  He is a member of the State Bar of Arizona with extensive experience in startup ventures, investments, corporate acquisitions and mergers, turn-arounds and reorganizations, corporate finance, tax, bankruptcy matters, and commercial real estate development, construction, management and leasing.  He previously practiced law at Chamberlain Hrdlicka White Johnson & Williams in Houston, Texas, as well as having worked in Coopers & Lybrand’s tax department.  Additionally, he also served as in-house legal counsel for Congressman Barry Goldwater and Hormel Foods heir and music composer, Geordie Hormel. Mr. Pinckard holds a B.B.A., Accounting from the University of Texas at Austin and a Juris Doctorate from the University of Houston.

Joseph A. Desiderio is Vice President, Chief Financial Officer and Director of the Company. He has more than 25 years experience managing the financial operations of several private and public Companies in the role of CFO, Director of Finance, Regional and Corporate Controller. He served as CFO for Northeast Waste Systems, the largest private waste company in the Northeast for 10 years. There he played a key role in orchestrating,the acquisition and financing of 25 companies into the Northeast family. He also negotiated, structured and managed the due diligence process of the sale of  Northeast Waste to Waste Management Inc.. Other key positions held by Mr. Desiderio were Director of Finance for Sundance Helicopters in Las Vegas,  Northeast Regional Controller (managing 5 Divisional Controllers) for Waste Management Inc., and Corporate Controller for various companies including Silverstate Materials (Las Vegas,NV), MBI Ic. (Norwalk, CT), and Remington Arms (Dupont _ Bridgeport, CT). He received his Bachelor of Science Degree in Accounting from Fordham University, Bronx, NY. He was also in the Masters Program in Financial Management at Pace University, Pleasantville, NY. He has also been active in Community affairs, including graduating from Henderson,NV Leadership program, holding office of President elect for Henderson Civitan, and seving on the Board of Directors for the Southwest Community Center, Bridgeport, CT.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

 On July 21, 2009, the Company approved a Directors and Officers Indemnity Agreement for its directors and principal officers.  It has since entered into agreements with Messrs. Barry M. Goldwater, Preston J. Shea, Kenneth R. Pinckard, Lawrence G. Ryckman, Sheldon Yakus, Matthew Long and Anna L. Madrid.  Subsequently, we entered into a similar agreement with Joseph A. Desiderio and Frank Perrotti, Jr.  A copy of the Directors and Officers Indemnity Agreement was attached as an exhibit to our Annual Report for the fiscal year ended June 30, 2009, filed October 15, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the Company’s officers for the last two fiscal years.

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payout ($)	All Other Compensation ($)

Preston J. Shea, President,	2012	-0-	-0-	-0-	$71,031	-0-	-0-	-0-
Secretary	2011	-0-	-0-	-0-	$73,442	-0-	-0-	-0-

Joseph Desiderio, CFO	2012	$77,500	-0-	-0-	$34,108	-0-	-0-	-0-
	2011	$-0-	-0-	-0-	$-0-	-0-	-0-	-0-

Kenneth R. Pinckard, Vice	2012	$114,395	-0-	-0-	$25,000	-0-	-0-	$110,605	(1)
President, Treasurer	2011	$110,573	-0-	-0-	92,422	150,000	-0-	$73,000	(2)

Sheldon Yakus, Vice	2012	$58,000	-0-	-0-	$5,002	-0-	-0-	-0-
President	2011	$57,600	-0-	-0-	$10,571	32,000	-0-	-0-

Matthew R. Long,	2012	$108,629	-0-	-0-	$2,915	-0-	-0-	-0-
Vice President	2011	$107,301	-0-	-0-	$6,945	32,000	-0-	-0-

Anna L. Madrid,	2012	$82,500	-0-	-0-	$79,960	-0-	-0-	-0-
Vice President	2011	$90,000	-0-	-0-	$122,527	-0-	-0-	-0-

Timothy Grubb	2012	$120,000	-0-	-0-	$41,035	-0-	-0-	-0-
Chief Tech. Officer	2011	$106,990	-0-	-0-	$22,879	32,000	-0-	-0-

James A. Jacobs,	2012	-0-	-0-	-0-	$-0-	-0-	-0-	-0-
Vice President	2011	-0-	-0-	-0-	$188,539	-0-	-0-	-0-

Lawrence G. Ryckman,	2012	$162,105	-0-	-0-	$-0-	-0-	-0-	$137,895	(1)
President & CEO, MyStudio,	2011	$114,544	-0-	-0-	$127,267	200,000	-0-	$89,608	(2)
Inc. & AfterMaster
HD Audio Inc.

(1)	Accrued at June 30, 2012.

(2)	Accrued at June 30, 2011

 ITEM 11. EXECUTIVE COMPENSATION - continued

Outstanding Equity Awards at Fiscal Year-End
Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Barry M.	50,000	-0-	-0-	$ 0.52	08/29/17	-0-	-0-	-0-	-0-
Goldwater, Jr.	75,000	-0-	-0-	$ 0.52	11/18/18

Preston J.	50,000	-0-	-0-	$ 0.52	08/29/17	-0-	-0-	-0-	-0-
Shea	75,000	-0-	-0-	$ 0.52	11/18/18	-0-	-0-	-0-	-0-

Kenneth R.	300,000	100,000	-0-	$ 0.52	09/11/19	100,000	$ 85,000	-0-	-0-
Pinckard	150,000	-0-	-0-	$ 1.35	04/05/21	-0-	-0-	-0-	-0-

Lawrence G.	375,000	125,000	-0-	$ 0.52	09/11/19	125,000	$ 106,250	-0-	-0-
Ryckman	200,000	-0-	-0-	$ 1.35	04/05/21	-0-	-0-	-0-	-0-

Anna L. Madrid	25,000	-0-	-0-	$ 0.52	09/10/12	-0-	-0-	-0-	-0-

Timothy Grubb	50,000	-0-	-0-	$ 0.80	06/01/13	-0-	-0-	-0-	-0-
	32,000	-0-	-0-	$ 1.35	04/05/14	-0-	-0-	-0-	-0-

Matthew R. Long	50,000	-0-	-0-	$ 0.52	09/10/12	-0-	-0-	-0-	-0-
	32,000	-0-	-0-	$ 1.35	04/05/14	-0-	-0-	-0-	-0-

Sheldon Yakus	50,000	-0-	-0-	$ 0.52	09/10/12	-0-	-0-	-0-	-0-
	32,000	-0-	-0-	$ 1.35	04/05/14	-0-	-0-	-0-	-0-

Compensation of Directors

Our non-employee Directors receive reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.  Effective July 1, 2010, each Director receives restricted common shares valued at the greater of (i) ten thousand (10,000) shares of Common Stock, or (ii) such number of shares as shall be determined by dividing the sum of ten thousand dollars ($10,000) by the per share price calculated at seventy five percent (75%) of the average of the closing prices of the Company’s Common Stock for the ten (10) trading days prior to the date such payment is due, for each quarter year service to the Company.  Compensation for our directors for our last completed fiscal year is set forth below, with the exception of Directors who are also Officers whose compensation is disclosed above.

ITEM 11. EXECUTIVE COMPENSATION - continued

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry M. Goldwater, Jr.	-0-	$70,850	-0-	-0-	-0-	-0-	$70,805

Frank Perrotti, Jr.	-0-	$70,850	-0-	-0-	-0-	-0-	$70,850

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2012, concerning shares of the Company’s Common Stock held by (1) each stockholder known to own beneficially more than five percent of the Common Stock as of June 30, 2012, with the number of outstanding shares at 36,405,221, (2) each of the Directors, (3) each of the executive officers, and (4) all of the Directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

Preston J. Shea 1 Yonge Street, Suite 1801 Toronto, ON Canada M5E 1W7	419,560	Direct (3)	1.08%

Barry M. Goldwater, Jr. 3219 E. Camelback Rd., #552 Phoenix, AZ 85018	419,560	Direct (3)	1.08%

Kenneth R. Pinckard 3104 E. Camelback Rd. #245 Phoenix, AZ 85016	1,085,823	Direct (4)	2.80%

Lawrence G. Ryckman 7780 Vaquero Drive Scottsdale, AZ 85258	5,395,927	Direct (5)	15.86%

Joseph Desiderio	105,005	Direct
2171 Sandstone Cliffs Drive
Henderson, NV 01021-9902

Sheldon Yakus 1778 Lantana Drive Minden, NV 89423	240,271	Direct (6)	0.62%

Matthew R. Long 17197 N. 54th Avenue Glendale, AZ 85308	113,000	Direct (6)	0.29%

Anna L. Madrid 15417 Becker Lane Surprise, AZ 85379	341,349	Direct (7)	0.88%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

Timothy Grubb 21122 N. 106th Drive Peoria, AZ 85382	192,344	Direct (6)	0.50%

Frank Perrotti, Jr. 305 Spruce Bank Road Hamden, CT 06518	1,709,388	Direct (8)	4.41%

Officers and Directors as a Group (10 persons)	10,772,881		27.80%

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

2.
The above table is based on 36,405,221 shares of Common Stock outstanding as of June 30, 2012 plus options to purchase 2,344,532 shares of Common Stock granted to various directors and officers.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 90 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

3.	Includes Options to purchase 125,000 shares of Common Stock.

4.	Includes Options to purchase 450,000 shares of Common Stock.

5.	Includes Options to purchase 575,000 shares of Common Stock.

6.	Includes Option to purchase 82,000 shares of Common Stock.

7.	Includes Option to purchase 25,000 shares of Common Stock.

8.	Includes Option to purchase 798,532 shares of Common Stock.

The Company also has 1,220,044 shares of Preferred Stock outstanding at June 30, 2012, but none are held by any of the foregoing persons or anyone who would be included in the foregoing list by virtue of such holdings.

Employment and Related Agreements

The Company has no employment agreements with any of its current management.

Change in Control

The Company is not aware of any arrangements which may result in a change in control of the Company.

Equity Compensation Plans

As of June 30, 2012 our equity compensation plans were as follows:

2009 Long-Term Stock Incentive Plan

On June 10, 2009, the Board of Directors approved the 2009 Long-Term Stock Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan was to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company’s Common Stock was reserved for issuance under stock options to be issued under the 2009 Plan.  The Plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options and Restricted Stock Awards.  The 2009 Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2011, the Company had granted options to fifteen employees to purchase, in the aggregate, 727,000 shares of the Company’s Common Stock.  The exercise period for each of the grants was two to five years from the date of grant and the average exercise price was $0.88.  During the year ended June 30, 2010, one employee exercised the option to purchase 28,571 shares for $10,000.  During the year ended June 30, 2011, one employee exercised the option to purchase 20,000 shares for $10,400, or $0.52 per share.  No Grants were made under the Plan during the fiscal year ended June 30, 2012. The number of unexercised, outstanding options at June 30, 2012 was 678,429, at an average exercise price of $0.86 per share.

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

During fiscal year ended June 30, 2010, another party who subsequently became a related party, loaned $250,000 to the Company pursuant to an agreement whereby the Company issued a three-year promissory note bearing interest at 12% per annum, and including a provision allowing the noteholder, at its option, to convert the debt to shares of restricted Common Stock of the Company at an agreed price of $0.50 per share.  During the fiscal year ended June 30, 2011, the same party advanced three additional loans to the Company each in the amount of $250,000, for a total of $750,000, on similar terms and conditions.  On April 1, 2011, this related party loaned the Company an additional $250,000 as a short-term, 90-day loan, with provisions for extension.  This loan was without interest during the initial term but bears interest at the rate of 15% after the initial 90-day term.  In lieu of interest during the initial term of the loan, the Company issued a warrant to the noteholder to purchase 30,000 shares of restricted Common Stock of the Company at a price of $0.60, for every 30-days that the note remains unpaid.  The total amount owing this related party at June 30, 2012 was $3,625,000 which is secured by first priority liens on the Company’s first ten studios.  Subsequent to June 30, 2011, in September 2011, this same related party advanced an additional $200,000 as an additional short-term 90-day loan, secured by liens on Studios 11 and 12 when completed, and bearing no interest during the initial 90-day term.  In lieu of interest during the first 90-days of the term of this second short-term loan, the Company issued the noteholder a warrant to purchase 25,000 shares of restricted Common Stock of the Company at a price of $0.40 per share for a period of 5 years, for each 30-days, or portion thereof, the loan remains unpaid.  In the event this note is not repaid when due, it bears interest at the rate of 15% per annum until paid.

During fiscal year ended June 30, 2012, a related party, loaned $1,575,000 to the Company pursuant to an agreement whereby the Company issued a three-year promissory note bearing interest at 15% per annum, and including a provision allowing the noteholder, at its option, to convert the debt to shares of restricted Common Stock of the Company at an agreed price of $0.50 per share. During fiscal year ended June 30, 2012, the same related party, loaned the Company an additional $600,000 eighteen month promissory note bearing interest at 10% per annum, and including a provision allowing the noteholder, at its option, to convert the debt to shares of restricted Common Stock of the Company at an agreed price of $0.50 per share.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2012 and 2011:

	2012	2011
Audit Fees (1)	$96,000	$134,240
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	$96,000	$134,240

 1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended June 30, 2012 and 2011 and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-Q for those fiscal years.

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

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2012 and 2011.

No “audit-related,” “tax” and “all other” services in 2012 or 2011, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

Signature	Title	Date

/s/ Preston J. Shea	President and Director	October 15, 2012
Preston J. Shea	(Principal Executive Officer)

/s/ Joseph A Desiderio	Chief Financial Officer, Director	October 15, 2012
Joseph A Desiderio	(Principal Financial Officer)
/s/ Barry M. Goldwater, Jr.	Director	October 15, 2012
Barry M. Goldwater, Jr.

/s/ Frank Perrotti, Jr.	Director	October 15, 2012
Frank Perrotti, Jr.

/s/ Kenneth R. Pinckard	Director	October 15, 2012
Kenneth R. Pinckard

STUDIO ONE MEDIA, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Studio One Media, Inc.
Scottsdale, AZ

We have audited the accompanying consolidated balance sheets of Studio One Media, Inc. and subsidiaries (collectively the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/SingerLewak, LLP

Los Angeles, CA
October 15, 2012

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2012	2011

ASSETS

Current Assets
Cash	$99,637	$250,478
Other Receivables	11,870	20,347
Other Current Assets	96,383	142,951

Total Current Assets	207,890	413,776

Property and Equipment, net	445,235	1,384,992
Property and Equipment, yet to be placed in service	93,357	484,462
Intangible Assets, net	42,499	237,085

Other Assets
Deposits	93,016	104,016
Other Assets	69,573	77,934

Total Other Assets	162,589	181,950

Total Assets	$951,570	$2,702,265

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$1,161,989	$1,042,964
Notes Payable - Related Party	575,000	200,000
Notes Payable	40,488	40,488
Convertible Notes Payable - Related Party, net of discount
of $335,817 and $-0-, respectively	1,064,183	-
Convertible Notes Payable, net of discount
of $-0- and $68,387, respectively	225,000	31,613

Total Current Liabilities	3,066,660	1,315,065

Long-Term Liabilities
Convertible Notes Payable - Related Party, net of discount
of $321,300 and $721,251, respectively	1,328,700	278,749

Total Liabilities	4,395,360	1,593,814

Stockholders' Equity (Deficit)
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; 1,220,044 and 1,636,044 issued and
outstanding, respectively	1,220	1,636
Common Stock, authorized 100,000,000 shares,
par value $0.001; 36,412,601 and 30,916,182 shares issued
and outstanding, respectively	36,413	30,916
Additional Paid In Capital	33,696,207	30,748,186
Accumulated Deficit	(37,177,630)	(29,672,287)

Total Stockholders' Equity (Deficit)	(3,443,790)	1,108,451

Total Liabilities and Stockholders' Equity (Deficit)	$951,570	$2,702,265

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2012	2011

REVENUES
Session Revenues	$108,782	$42,779
Advertising Revenues	5,000	7,750
AfterMaster Revenues	87,646	59,800
Barter Revenues	23,500	412,050

Total Revenues	224,928	522,379

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	941,808	619,143
Cost of Barter Exchanges	23,500	412,050
Depreciation and Amortization Expenses	493,139	340,900
Impairment on long lived assets and intangibles	1,145,450	-
General and Administrative Expenses	3,900,060	6,459,377

Total Costs and Expenses	6,503,957	7,831,470

Loss from Operations	(6,279,029)	(7,309,091)

Other Income (Expense)
Other Income	-	3,906
Interest Expense	(1,203,433)	(982,664)
Gain on Disposal of Property	-	73,502
Gain (Loss) on Extinguishment of Debt	191	(888,900)

Total Other Expenses	(1,203,242)	(1,794,156)

Loss Before Income Taxes	(7,482,271)	(9,103,247)
Income Tax Expense	-	-

NET LOSS	$(7,482,271)	$(9,103,247)

Preferred Stock Accretion and Dividends	(392,138)	(547,907)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(7,874,409)	$(9,651,154)

Basic and Diluted Loss Per Share of Common Stock	$(0.23)	$(0.35)

Weighted Average Number of Shares Outstanding	33,586,953	27,680,108

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2010	549,044	549	25,891,768	25,892	22,346,842	(20,569,040)	1,804,243

Preferred Stock issued for cash	1,187,000	1,187	-	-	1,185,813	-	1,187,000

Common Stock issued for cash, net of offering costs of $139,102	-	-	1,847,501	1,848	1,000,064	-	1,001,912

Warrants and options exercised for cash	-	-	351,983	352	129,215	-	129,567

Common Stock issued in conversion of debt and extinguishment of liabilities	-	-	1,232,452	1,232	701,048	-	702,280

Common Stock issued in conversion of preferred stock	(100,000)	(100)	206,099	206	(106)	-	-

Share-based compensation - Common Stock	-	-	1,322,182	1,322	1,615,677	-	1,616,999

Share-based compensation - warrants	-	-	-	-	1,864,764	-	1,864,764

Warrants and Common Stock issued in advance of services	-	-	64,197	64	496,965	-	497,029

Warrants and Common Stock issued for interest expense	-	-	-	-	131,913	-	131,913

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	1,181,281	-	1,181,281

Warrants issued in connection to issuance of convertible debt	-	-	-	-	94,710	-	94,710

Net loss for the year ended
June 30, 2011	-	-	-	-	-	(9,103,247)	(9,103,247)

Balance, June 30, 2011	1,636,044	1,636	30,916,182	30,916	30,748,186	(29,672,287)	1,108,451

Common Stock issued as dividend on preferred stock	-	-	45,550	46	23,026	(23,072)	-

Common Stock issued in conversion of preferred stock	(416,000)	(416)	832,000	832	(416)	-	-

Common Stock issued for cash, net of offering costs of $45,098	-	-	925,600	926	435,943	-	436,869

Common Stock issued in conversion of debt and extinguishment of liabilities	-	-	505,856	506	268,781	-	269,287

Share-based compensation - Common Stock	-	-	1,642,078	1,642	732,303	-	733,945

Share-based compensation - warrants and options	-	-	-	-	11,707	-	11,707

Warrants and Common Stock issued in advance of services	-	-	775,103	775	460,515	-	461,290

Warrants and Common Stock issued for interest expense	-	-	770,232	770	374,425	-	375,195

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	388,443	-	388,443

Warrants issued in connection to issuance of convertible debt	-	-	-	-	253,294	-	253,294

Net loss for the year ended
June 30, 2012	-	-	-	-	-	(7,482,271)	(7, 482,271)

Balance, June 30, 2012	1,220,044	$1,220	36,412,601	$36,413	$33,696,207	$(37, 177,630)	$(3, 443,790)

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2012	2011

OPERATING ACTIVITIES

Net Loss	$(7,482,271)	$(9,103,247)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	493,137	340,900
Share-based compensation - Common Stock	733,945	1,616,999
Share-based compensation - warrants	11,707	1,864,764
Common Stock and warrants issued for interest	375,195	131,913
Amortization of debt discount and issuance costs	774,258	724,382
(Gain)/Loss on extinguishment of debt	(191)	888,900
(Gain)/Loss on disposal of property	-	(73,502)
Bad debt expense	-	60,000
Impairment on long lived assets and intangibles	1,145,450	-
Changes in Operating Assets and Liabilities:
Other receivables	8,477	64,121
Other assets	527,219	677,277
Accounts payable and accrued expenses	288,503	(96,841)

Net Cash Used in Operating Activities	(3,124,571)	(2,904,334)

INVESTING ACTIVITIES

Purchase of property and equipment	(113,139)	(874,707)
Proceeds from disposal of property	-	90,470

Net Cash Used in Investing Activities	(113,139)	(784,237)

FINANCING ACTIVITIES

Preferred stock issued for cash	-	1,187,000
Common Stock issued for cash, net of offering costs of $45,098 and $139,102, respectively	436,869	1,001,912
Warrants and options exercised for cash	-	129,567
Proceeds from notes payable - related party	375,000	-
Principal repayments of notes payable - related party	-	(40,000)
Proceeds from convertible notes payable - related party	2,050,000	-
Proceeds from convertible notes payable	325,000	-
Principal repayments of convertible notes payable	(100,000)	-
Proceeds from notes payable	-	1,242,590
Principal repayments of notes payable	-	(215,000)

Net Cash Provided by Financing Activities	3,086,869	3,306,069

NET DECREASE IN CASH	(150,841)	(382,502)
CASH AT BEGINNING OF PERIOD	250,478	632,980

CASH AT END OF PERIOD	$99,637	$250,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$148	$5,813

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$269,287	$702,280
Common Stock and warrants issued for prepaid services	461,290	497,029
Warrants and beneficial conversion feature on issuance of convertible debt	641,737	1,275,991
Common Stock issued as dividend on Preferred Stock	23,072	-

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

In April 2006, the Company entered into an agreement to purchase MyStudio HD Recording Studios, Inc. (formerly known as Studio One Entertainment, Inc.), a privately-held Scottsdale, Arizona-based company that designed and manufactured the recording studios currently in use by the Company (the “MyStudio Agreement”).

On April 17, 2007, the Company announced that it had finalized the reverse merger of MyStudio HD Recording Studios, Inc. through an all-stock transaction. The purchase was pursuant to an agreement entered into by the companies dated March 29, 2006. The reverse merger included the exchange of 7,000,000 restricted Common Shares of Studio One Media, Inc. for 100% of the issued and outstanding shares of MyStudio HD Recording Studios, Inc.   The substance of the transaction resulted in a reverse merger wherein MyStudio HD Recording Studios, Inc. became the accounting acquirer of Studio One.  Therefore, historical financial data reflects the operations and accumulated deficit of MyStudio HD Recording Studios, Inc.  The transaction essentially is a recapitalization of MyStudio HD Recording Studios, Inc. The reverse merger includes all right, title and interest to MyStudio HD Recording Studio, Inc.’s proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications.  MyStudio, Inc. continues to operate as a wholly owned subsidiary of Studio One.  Accordingly, the financial statements present on a consolidated basis the operations of Studio One and MyStudio HD Recording Studios, Inc., as well its other wholly-owned subsidiary, AfterMaster HD Audio, Inc.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures

The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The levels of the fair value hierarchy are described below:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset.

•
Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company also measures the fair value of certain assets on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include long lived assets, and finite-lived intangible assets.

The Company utilized the income and cost valuation approach to determine the fair value used in its impairment analysis with an undiscounted cash flow model and a replacement cost model. The Company has determined the inputs used in such analysis as Level 3 inputs. During the year ended June 30, 2012, the Company determined that the carrying value of its studios, and a portion of its intangible assets exceeded their fair values.  Accordingly, the Company recorded impairment charges on long-lived assets of $1,145,150 within earnings for the period (see Note 3).

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The following table presents the Company’s fair value hierarchy for long lived assets and intangibles measured at fair value on a non-recurring basis on which an impairment charge was recorded as of June 30, 2012:

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property and equipment, net	$445,235	$-	$-	$445,235
Intangible assets, net	42,499	-	-	42,499
Total	$487,734	$-	$-	$487,734

The following tables present the Company’s impairment charges recorded during the fiscal years ended June 30, 2012 and 2011:

	2012	2011
Studios	$816,407	$-
Equipment yet to be placed in service	208,210	-
Intangible assets	120,833	-
Total impairment expense	$1,145,150	$-

Fair Value of Financial Instruments Disclosures

The financial instruments guidance requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. Therefore, it requires fair value disclosure for financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets. The carrying amounts of the Company’s financial instruments, which include cash, notes and other receivables, accounts payable and notes payable, approximate their fair value due to their short maturities.

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

For the year ended June 30, 2012 and 2011 there were no customers that accounted for a material portion of total revenues.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment Yet to be Placed in Service

The Company capitalizes direct costs associated with the production of a new studio as it is being built.  Depreciation of these assets does not begin until the studio is complete and placed into service.

Intangible Assets
Intangible assets consist of intellectual property, website costs,  video backgrounds, and patterns and molds. The Company’s intellectual property includes purchased patents and trademarks as well as other proprietary technologies.  Website costs are costs incurred to develop the Company’s website. Video backgrounds are the costs incurred to develop video backgrounds for use in the Company’s recording studios. Patterns and molds are for the design and construction of the studios. The Company amortizes intangible assets over the following useful lives:

Description	Weighted-Average Amortization Period
Intellectual Property	5 years
Website Costs	5 years
Video Backgrounds	5 years
Patterns and Molds	5 years

Valuation of Long-Lived Assets
Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses both an estimate of undiscounted future net cash flows of the assets over the remaining useful lives and a replacement cost method when determining their fair values. If the carrying values of the assets exceed the fair value of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests.

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

The Company's revenues are generated from the studio sessions, on-studio advertising, website advertising and fees from the AfterMaster services.  Studio sessions are included in revenues as cash sales or barter transactions.  Cash sales are recognized as revenue upon the earlier of the use of or expiration of the prepaid session.  Barter revenues are recognized as stated below.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

During the years ended June 30, 2012 and 2011, the Company recognized $23,500 and $412,050, respectively, of revenue from barter transactions.

Cost of Sales
The Company’s cost of sales includes studio lease expense, employee costs, and other nominal amounts.  Depreciation is not included within cost of sales.

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, Accounting for Research and Development Costs. The Company incurred research and development expenses of $3,052 and $29,189 during the years ended June 30, 2012 and 2011, respectively.

Advertising Expenses
The Company expenses advertising costs in the period in which they are incurred. Advertising expenses were $44,173 and $146,956 for the years ended June 30, 2012 and 2011, respectively, and have been included within general and administrative expenses.  During the same periods, the Company incurred approximately $23,500 and $412,050 in advertising expenses which the Company paid for in barter.  These costs are included in its cost of barter expenses, respectively.

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

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the years ended June 30, 2012 and 2011 of $392,138 and $547,907, respectively.

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

For the years ended June 30, 2012 and 2011, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 16,217,848 and 12,267,846 at June 30, 2012 and 2011, respectively.

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
June 30, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2007 to 2011 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Reclassification of Financial Statement Accounts
Certain amounts in the June 30, 2011 consolidated financial statements have been reclassified to conform to the presentation in the June 30, 2012 consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $37,177,630 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its MyStudio and AfterMaster businesses. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, (c) placing in service additional studios (d) more widely commercializing the AfterMaster and ProMaster products, and (e) identifying and executing on additional revenue generating opportunities.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following as of June 30, 2012 and 2011:

	2012	2011
Furniture and Office Equipment	$25,912	$25,912
Office Equipment and Computers	230,091	223,032
Studios	1,093,669	1,624,469
Vehicles	29,125	29,125
Leasehold Improvements	6,574	6,574
Computer Software	56,166	52,796
Accumulated Depreciation	(996,302)	(576,916)
Property and Equipment, net	$445,235	$1,384,992

The Company also had $93,357 and $484,462 in equipment that was yet to be placed in service as of June 30, 2012 and 2011, respectively.  Depreciation expense for the years ended June 30, 2012 and 2011 was $419,368 and $267,311, respectively.

During the fiscal year ended June 30, 2012, a major supplier of the Company’s work-in-process property and equipment filed for bankruptcy.  The Company had deposits placed with this supplier for future studios of $93,016 and other work-in-process of $115,184.  The Company was able to recover some scrap material which has been allocated a $-0- fair value.  Thus, the Company recognized an impairment of these deposits and other work-in-process of $208,210.

Also during the fiscal year ended June 30, 2012, the Company analyzed its studios for future recoverability in accordance with the guidance for the impairment of long-lived assets.  The Company used a replacement cost approach to estimate their fair value.  Based on this analysis, the Company determined that the carrying value of the studios exceeded the total replacement cost of those assets.  Accordingly, the Company recorded an impairment of fixed assets totaling $816,407 which is recorded within the Company’s operating expenses.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following on June 30, 2012 and June 30, 2011:

	2012	2011
Patterns and Molds	$24,095	$24,095
Website Costs	91,375	91,375
Video Backgrounds	16,172	16,172
Intellectual Property	-	250,000
Accumulated Amortization	(89,143)	(144,557)
Intangible Assets, Net	$42,499	$237,085

Amortization expense for the years ended June 30, 2012 and 2011 was $73,753 and $73,589, respectively.  The Company’s future estimated amortization for the above intangible assets is as follows:

Year	Amortization
2013	$17,383
2014	13,706
2015	11,410
2016	-
2017	-
Total	$42,499

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses as of June 30, 2012 and 2011 follows:

	2012	2011
Accounts Payable	$763,354	$718,557
Accrued Interest	18,625	10,305
Deferred Revenue	3,500	5,700
Deferred Rent	-	7,571
Other Accrued Expenses	376,510	300,831
Total	$1,161,989	$1,042,964

 Other accrued expenses consist primarily of accrued payroll liabilities, consulting fees payable and other fees payable.

NOTE 6 – NOTES PAYABLE

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of June 30, 2012 and 2011, respectively:

	2012	2011
$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $54,290 and $137,774 at June 30, 2012 and 2011, respectively.	$195,710	$112,226
$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $70,256 and $153,741 at June 30, 2012 and 2011, respectively.	179,744	96,259
$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $122,820 and $222,848 at June 30, 2012 and 2011, respectively.	127,180	27,152
$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $123,404 and $206,888 at June 30, 2012 and 2011, respectively.	126,596	43,112
$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $49,285 as of June 30, 2012.	200,715	-
$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $63,955 as of June 30, 2012.	186,045	-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 6 – NOTES PAYABLE - continued

$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $26,851 as of June 30, 2012.	73,149	-
$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $71,180 as of June 30, 2012.	228,820	-
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $13,713 as of June 30, 2012.	86,287	-
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $13,272 as of June 30, 2012.	86,728	-
$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $7,443 as of June 30, 2012.	142,557	-
$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $10,297 as of June 30, 2012.	189,703	-
$200,000 face value, issued in April 2012, interest rate of 10%, matures in October 2013, net of unamortized discount of $10,652 as of June 30, 2012.	189,348	-
$150,000 face value, issued in May 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $6,557 as of June 30, 2012.	143,443	-
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $6,277 as of June 30, 2012.	118,723	-
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $6,865 as of June 30, 2012.	118,135	-
Total convertible notes payable – related parties	2,392,883	278,749
Less current portion	1,064,183	-
Convertible notes payable – related parties, long-term	$1,328,700	$278,749

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

In conjunction with the note, the Company issued detachable warrants to purchase 60,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of BCF recorded was $118,455 and the debt discount related to the attached warrants was $24,705, for a total debt discount of $143,160.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 6 – NOTES PAYABLE - continued

In conjunction with the note, the Company issued detachable warrants to purchase 112,500 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $61,998 and the debt discount related to the attached warrants was $41,998, for a total debt discount of $103,996.

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

In conjunction with the note, the Company issued detachable warrants to purchase 50,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $24,020 and the debt discount related to the attached warrants was $18,020, for a total debt discount of $40,040.

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

In conjunction with the note, the Company issued detachable warrants to purchase 150,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $54,934 and the debt discount related to the attached warrants was $51,934, for a total debt discount of $106,868.

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

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $9,400 and the debt discount related to the attached warrants was $9,400, for a total debt discount of $18,800.

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

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $8,310 and the debt discount related to the attached warrants was $9,310, for a total debt discount of $17,620.

On March 2, 2012, the Company issued a convertible note to a related party for $150,000 that matures in September 2013.  The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.   In the event the Company enters into arevenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 6 – NOTES PAYABLE - continued

In conjunction with the note, the Company issued detachable warrants to purchase 37,500 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $9,525, for a total debt discount of $9,525.

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

In conjunction with the note, the Company issued detachable warrants to purchase 50,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $12,761, for a total debt discount of $12,761.

On April 17, 2012, the Company issued a convertible note to a related party for $200,000 that matures in October 2013.  The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $12,315, for a total debt discount of $12,315.

On May 3, 2012, the Company issued a convertible note to a related party for $150,000 that matures in November 2013.  The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $7,331, for a total debt discount of $7,331.

On June 5, 2012, the Company issued a convertible note to a related party for $125,000 that matures in December 2013.  The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $6,577, for a total debt discount of $6,577.

On June 20, 2012, the Company issued a convertible note to a related party for $125,000 that matures in December 2013.  The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $6,993, for a total debt discount of $6,993.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 6 – NOTES PAYABLE - continued

Convertible Notes Payable - Non-Related Parties

Convertible notes payable due to non-related parties consisted of the following as of June 30, 2012 and 2011, respectively:

	2012	2011
$100,000 face value, issued in June 2011, interest rate of 8%, matures in December 2013, net of unamortized discount of $68,387 as of June 30, 2011.	$-	$31,613
$100,000 face value, issued in September 2011, interest rate of 0%, originally matured in December 2011, extended to July 2012, net of unamortized discount of $-0- as of June 30, 2012.	100,000	-
$10,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of June 30, 2012.	10,000	-
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of June 30, 2012.	15,000	-
$15,000 face value, issued in December 2011, interest rate of 12%, matures in March 2012, net of unamortized discount of $-0- as of June 30, 2012.	15,000	-
$10,000 face value, issued in December 2011, interest rate of 12%, matures in March 2012, net of unamortized discount of $-0- as of June 30, 2012.	10,000	-
$75,000 face value, issued in January 2012, interest rate of 12%, matures in April 2012, net of unamortized discount of $-0- as of June 30, 2012.	75,000	-
Total convertible notes payable – non-related parties	225,000	31,614
Less current portion	225,000	31,614
Convertible notes payable – non-related parties, long-term	$-	$-

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

On September 29, 2011, the Company issued a convertible note for $100,000 with an original maturity date 90 days after issuance.  All or any amount of the principal amount of the note together with the accrued interest may be converted into shares of the Company’s Common Stock at a conversion price of $0.50 per share.  In lieu of interest payments during the 90 day term, the Company issued to the holder a warrant to purchase 50,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  At the option of the Company, the due date of this note could be extended for three consecutive thirty-day periods.  In lieu of interest during the extension periods, the Company was required to grant the holder 16,667 five year warrants with a $0.50 exercise price.  The value of the BCF recorded was $57,845 and the debt discount relate to the attached warrants was $21,844, for a total debt discount of $79,689.  As of the date of the filing of this report, this note is in default.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 6 – NOTES PAYABLE - continued

Prior to December 29, 2011, the Company elected to extend the maturity date of the note in accordance with the extension provisions which extended the due date to March 28, 2012.  On April 1, 2012, the Company negotiated an extension on the note to July 28, 2012.  In accordance with ASC 470-50, the Company performed an analysis of the note extension to determine if the note was substantially modified and therefore requires debt extinguishment accounting, or if the due date extension is to be accounted for as modification.  The Company determined that there is less than a 10 percent difference between the present value of the future cash flows associated with the modified note and the original note.  Thus the Company has recorded the modification as a debt modification.

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

On October 13, 2011, the Company issued a convertible note for $10,000 that matures 90 days after issuance.  The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.  The maturity date of the note can be extended, at the option of the holder, for two consecutive 30 day periods in exchange for a warrant equal to 20% of the initial amount of the note issued with a strike price of $0.50 per share for 5 years. As additional compensation, the Company issued to the holder a warrant to purchase 5,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $3,970 and the debt discount related to the attached warrants was $1,970, for a total debt discount of $5,940.  As of the date of the filing of this report, this note is in default.

On April 1, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2012.  The Company evaluated amendment under ASC 470, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On October 13, 2011, the Company issued a convertible note for $15,000 that matures 90 days after issuance.  The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.  The maturity date of the note can be extended, at the option of the holder, for two consecutive 30 day periods in exchange for a warrant equal to 20% of the initial amount of the note issued with a strike price of $0.50 per share for 5 years. As additional compensation, the Company issued to the holder a warrant to purchase 7,500 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $5,956 and the debt discount related to the attached warrants was $2,956, for a total debt discount of $8,912.  As of the date of the filing of this report, this note is in default.

On April 1, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2012.  The Company evaluated amendment under ASC 470, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On December 9, 2011, the Company issued a convertible note to an unrelated individual for $15,000 that matures 90 days after issuance.  The note bears an interest rate of 12% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.  The maturity date of the note can be extended, at the option of the holder, for a single 90 day period.  As additional compensation, the Company issued to the holder a warrant to purchase 7,500 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of five (5) years from the issuance date.  The value of the beneficial conversion feature recorded was $2,003 and the debt discount relate to the attached warrants was $1,703, for a total debt discount of $3,706.  As of the date of the filing of this report, this note is in default.

On February 29, 2012, the note holder agreed to extend the maturity date of the note to May 29, 2012. The Company evaluated amendment under ASC 470, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 6 – NOTES PAYABLE - continued

On December 14, 2011, the Company issued a convertible note for $10,000 that matures 90 days after issuance.  The note bears an interest rate of 12% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.  The maturity date of the note can be extended, at the option of the holder, for a single 90 day period.  As additional compensation, the Company issued to the holder a warrant to purchase 5,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the BCF recorded was $1,222 and the debt discount related to the attached warrants was $1,122, for a total debt discount of $2,344.  As of the date of the filing of this report, this note is in default.

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

On January 6, 2012, the Company issued a convertible note for $75,000 that matures 90 days after issuance.  In lieu of interest payments during the 90 day term, the Company issued to the holder a warrant to purchase 37,500 shares of the Company’s Common Stock.  The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  At the option of the Company, the due date of this note may be extended for three consecutive thirty-day periods by issuing a warrant to purchase 12,500 shares of the Company’s Common Stock.  The warrant will have an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date.  The value of the warrants issued was $15,477 and has been capitalized as prepaid interest expense to be amortized over the 90 day life of the note.  As of the date of the filing of this report, this note is in default.

Non-Convertible Notes Payable – Related Parties
Non-convertible notes payable due to related parties consisted of the following as of June 30, 2012 and 2011:

	2011	2011
Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to June 30, 2013, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	$200,000	$200,000
Face value of $250,000, issued in September 2011, matures in September 2012, 25,000 warrants per month issued for first 90 days of interest, note bears interest at 15% from December 2011 through maturity.	250,000	-
Face value of $125,000, issued in October 2011, matures in October 2012, 30,000 warrants issued in lieu of interest through December 2011, note bears interest at 15% from December 2011 through maturity.	125,000	-
Total non-convertible notes payable – related parties	575,000	200,000
Less current portion	575,000	200,000
Non-convertible notes payable - related parties, long term	$-	$-

In April 2011, the Company executed a $200,000 note payable with a related party that matured 90 days following the date of the note.  This note includes the following priority repayment provisions:  1) the Company agrees to apply 50% of the first $600,000 of capital raised by the Company in the near term toward all outstanding notes the lender has outstanding with the Company; 2) the Company agrees to apply the first $200,000 of proceeds raised beyond the $600,000 to any outstanding notes the lender has outstanding with the Company; and 3) if the Company is unable to raise additional capital but a large marketing or sales agreement is entered into which provide for revenue in excess of $50,000, all funds received above $50,000 shall be applied to any notes the lender has outstanding with the Company at the time.  As of the date of the filing of this report, this note is in default.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 6 – NOTES PAYABLE - continued

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

On October 12, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2013.  No consideration was paid to extend the maturity date.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 6 – NOTES PAYABLE - continued

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

Non-Convertible Notes Payable – Non-Related Parties
Non-convertible notes payable due to non-related parties consisted of the following as of June 30, 2012 and 2011:

	2012	2011
Various term notes with total face value of $40,488 due upon demand, interest rates range from 12% to 14%.	$40,488	$40,488
Total non-convertible note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Non-convertible notes payable – non-related parties, long-term	$-	$-

NOTE 7 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	671,000	773,115
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	1,195,044	$1,257,214

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

The Company's Series B Convertible 8% Preferred Stock ("Series B Preferred") is convertible at the rate of 0.067 share of Common Stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum but have not been declared or paid.

The Company's Series C Convertible Preferred Stock ("Series C Preferred") is convertible at a rate of 0.007 share of Common Stock per share of Series C Preferred.  Holders are entitled to dividends only to the extent of the holders of the Company’s Common Stock receive dividends.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 7 – CONVERTIBLE PREFERRED STOCK

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the fiscal years ended June 30, 2012 and 2011, the Company issued -0- and 1,187,000 shares of Series A-1 Preferred Stock for $-0- and $1,165,712 in cash, net of $-0- and $21,288 of issuance costs, respectively.

During the fiscal year ended June 30, 2011, 1,187,000 shares of Series A-1 Preferred Stock, and the dividends accrued thereon, were converted into 206,099 shares of Common Stock.  In conjunction with this issuance, the Company recognized an associated beneficial conversion feature based on the convertibility of the Preferred Shares into Common Shares at a ratio of 2 to 1.  This resulted in an effective exercise price of $0.50 per share.  The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the effective conversion price and the fair value of the Common Stock on the dates of issuance and is capped  at the face value of the offering, in this case $1,187,000. The conversion feature was recorded in additional paid-in capital and the Preferred Stock was accreted to face value over six months, the first date the note holder could convert the security.  As of June 30, 2012, the BCF was fully amortized.

During the fiscal year ended June, 2012, the Company converted 416,000 shares of Convertible Preferred Stock and accrued dividends of $23,071 into 877,550 shares of Common Stock.

During the fiscal year ended June 30, 2012, the outstanding Preferred Stock accumulated $392,138 in dividends; in fiscal year ended June 30, 2011 it accumulated $547,907 in dividends on outstanding Preferred Stock.  The cumulative dividends in arrears through June 30, 2011 were approximately $586,070.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 8 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 36,412,601 and 30,916,182 were issued outstanding as of June 30, 2012 and 2011, respectively.  The activity surrounding the issuances of the Common Stock is as follows:

Fiscal Year Ended June 30, 2012
The Company issued 918,220 shares of Common Stock for net cash proceeds of $436,869.  The Company paid $45,091 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from Common Stock proceeds.

The Company issued 775,103 shares of Common Stock valued at $413,582 to non-employees in advance of services.  The shares of Common Stock were valued based on the quoted market price on the date of issuance.  The Company also issued 505,856 shares of Common Stock to convert $100,000 in convertible notes payable and $169,287 in accrued liabilities.  The difference between the fair market value of the stock on the date of conversion of the accrued liabilities resulted in a gain on conversion of these liabilities of $191.  An additional 877,550 shares of Common Stock were issued to convert 416,000 shares of Convertible Preferred Stock and accrued dividends of $23,072.

As share-based compensation to employees and non-employees, the Company issued 1,642,078 shares of Common Stock valued at $733,945, based on the market price of the stock on the date of issuance.   As interest expense on outstanding notes payable, the Company issued 770,232 shares of Common Stock valued at $300,599 based on the market price on the date of issuance.

Fiscal Year Ended June 30, 2011
The Company issued 1,847,501 shares of Common Stock for net cash proceeds of $1,001,912 and 351,983 shares of Common Stock for exercised warrants and options for total cash proceeds of $129,567.  The Company paid $45,091 in cash offering costs.  Offering costs have been recorded as reductions to additional paid-in capital from Common Stock proceeds.

The Company issued 625,103 shares of Common Stock valued at $1,228,273 to non-employees in advance of services.  The shares of Common Stock were valued based on the quoted market price on the date of issuance.  The Company also issued 1,232,452 shares of Common Stock to convert $864,471 in convertible notes payable and other accrued liabilities.  The difference between the fair market value of the stock on the date of conversion of the accrued liabilities resulted in a loss on conversion of these liabilities of $888,900.  An additional 206,099 shares of Common Stock were issued to convert 100,000 shares of Convertible Preferred Stock and accrued dividends of $5,370.

As share-based compensation to employees and non-employees, the Company issued 1,332,182 shares of Common Stock valued at $1,616,999, based on the market price of the stock on the date of issuance.

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

Stock Purchase Options
During the fiscal year ended June 30, 2012, the Company did not issue any stock purchase options.  The Company did recognize $11,707 in employee stock option expense during the fiscal year ended June 30, 2012 for options vested during the period that were issued in prior periods.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 9 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

During the fiscal year ended June 30, 2011, the Company granted options to employees to purchase in the aggregate 312,000 shares of the Company’s Common Stock.  The exercise period for the grants range from two to three years from the respective dates of the grants, and exercise prices ranged from $0.77 to $1.35.  During the fiscal year ended June 30, 2011, the number of options exercised and cancelled were 20,000 and 51,000 shares, respectively. The Company recognized $437,900 in employee stock option expense during the fiscal year ended June 30, 2011 for options vested during the period.

Stock Purchase Warrants
During the fiscal year ended June 30, 2012, the Company issued warrants to purchase a total of 1,611,201 shares of the Company’s Common Stock.

In conjunction with Common Stock issued for cash during the period, the Company issued 6,885 shares of the Company’s Common Stock and warrants to purchase 63,532 shares of the Company’s Common Stock as stock offering costs.  The value of these share and warrantstotaled $3,105 and $32,664, respectively. Offering costs have been recorded as reductions to additional paid-in capital from Common Stock proceeds. An additional 1,196,669 warrants valued at $450,113 were issued in lieu of interest on outstanding notes and 351,000 warrants valued at $112,733 to consultants for services rendered to the Company.

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	2012	2011
Expected volatility	57 – 120%	114-259%
Expected dividends	0%	0%
Expected term	0-5 Years	3 Years
Risk-free interest rate	0.04 – 1.40%	0.84-1.33%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2012.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2010	5,756,380	$0.86	$3.95	2.95	$4,175,564
Granted	1,611,201	0.45	0.41	4.00	659,463
Exercised	-	-	-	-	-
Cancelled/Expired	(838,250)	-	-	-	-
Outstanding as of June 30, 2012	6,529,331	$2.84	$3.55	1.95	$4,835,028

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 9 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table summarizes the changes in options outstanding issued to employees of the Company during the fiscal year ended June 30, 2012.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2010	698,429	$0.85	$1.20	2.95	$590,843
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of June 30, 2012	698,429	$0.85	$1.20	1.95	$590,843

NOTE 10 – INCOME TAXES

The components of the income tax (benefit) provision are as follows:

As of
	June 30,	June 30,
	2012	2011
Current
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred
Federal	-	-
State	-	-
Total Deferred	-	-

Income tax provision	$-	$-

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	As of
	June 30,	June 30,
	2012	2011
Income tax benefit based on federal statutory rate	$(2,381,000)	$(3,095,000)
State income tax benefit, net of federal income tax	(169,000)	(183,000)
Change in deferred tax valuation allowance	2,550,000	2,071,000
Other, net	-	1,207,000
Income tax provision	$-	$-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 10 – INCOME TAXES - continued

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of
	June 30,	June 30,
	2012	2011
Deferred tax assets:
Debt extinguishment	$298,000	$298,000
Impairment of fixed assets	447,000	-
Domestic net operating loss carryforwards	7,239,000	5,793,000
Total gross deferred tax assets	7,984,000	6,091,000

Less valuation allowance on deferred tax assets	(7,984,000)	(6,091,000)
Net deferred tax assets	-	-

Deferred tax liabilities:
Deferred costs	-	-

Total deferred tax liabilities	-	-
Net deferred taxes	$-	$-

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

The Company files U.S. federal and Arizona income tax returns. Our major tax jurisdictions are U.S. federal and the State of Arizona and are subject to tax examinations for the open years from 2008 through 2011.  As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2011.  While none are anticipated, fines and/or penalties may be associated with the delinquent filing.

As of June 30, 2012, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $20.6 million and $20.2 million, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future year subject to limitations of Section382 of the Internal Revenue Code for federal income and Arizona tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.  If not utilized, the federal and state net operating loss carry-forwards will begin expiring in 2012.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

The Company was an interpleader party to a lawsuit in the Southern District of Georgia, Savannah Division, pursuant to which the Comapny sought to prevent the release of 100,000 shares of its Common Stock to a third-party and asked the court to return those shares to the Company.   During the fiscal year ended June 30, 2012 the Company elected to relinquish claim to the shares and the matter was dismissed.

The Company was a defendant in a suit brought by one if its suppliers.  The Company has defended the claim alleging that the vendor failed to deliver the goods and services contracted for.  Subsequent to June 30, 2012, a tentative settlement agreement has been negotiated pursuant to which, if executed, will result in the Company paying the vendor approximately $75,000 in equal payments, without interest, over a period of eighteen months.

Except as described in the preceding paragraph, to the best knowledge of the Company’s management, at June 30, 2012, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

Lease Agreements
Pursuant to a lease originally dated January 2006, we currently occupy approximately 11,800 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-to-month basis.  The total lease expense is approximately $9,600 per month, payable in cash and Common Stock of the Company.

We are leasing office space on a month-to-month basis in West Hollywood, California.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a lease expiring on August 31, 2013.  The total lease expense for both facilities is approximately $4,305 per month, and the total remaining obligations under these leases at June 30, 2012 were approximately $8,725.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

Rent expense for the year ended June 30, 2012 was $658,761, of which $572,611 was paid in cash and $86,150 was paid in Common Stock.  Rent expense for the year ended June 30, 2011 was $483,112, of which $397,487 was paid in cash $85,626 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2013	$36,805
Thereafter	-
Total	$36,805

Other
The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2012 were approximately $586,000.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2012.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this filing and determined that there are no material subsequent events to report.