Form 10-K/A
period 2012-06-30
STUDIO ONE MEDIA, INC.
filed 2012-10-26
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended June 30, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on October 15, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011, (ii) the Consolidated Statements of Operations for the years ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the October 15, 2012 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

(h)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2008, filed September 29, 2008.
(i)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2009, filed October 15, 2009.
(j)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2010, filed October 12, 2010.

The following Exhibits are filed herewith:
31.1 *	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Extension Presentation Linkbase

* Previously filed.
** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO ONE MEDIA, INC.

Date: October 26, 2012	By:	/s/ Preston J. Shea
Preston J. Shea
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Preston J. Shea	President and Director	October 26, 2012
Preston J. Shea	(Principal Executive Officer)

/s/ Joseph A Desiderio	Chief Financial Officer, Director	October 26, 2012
Joseph A Desiderio	(Principal Financial Officer)
/s/ Barry M. Goldwater, Jr.	Director	October 26, 2012
Barry M. Goldwater, Jr.

/s/ Frank Perrotti, Jr.	Director	October 26, 2012
Frank Perrotti, Jr.

/s/ Kenneth R. Pinckard	Director	October 26, 2012
Kenneth R. Pinckard