Form 10-Q
period 2012-09-30
STUDIO ONE MEDIA, INC.
filed 2012-11-19
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

☐ Yes     ☒ No

At November 19, 2012 the number of shares outstanding of Common Stock, $0.001 par value, was 35,589,490shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$99,637
Other Receivable	17,170	11,870
Other Current Assets	37,661	96,383

Total Current Assets	54,831	207,890

Property and Equipment, net	420,177	445,235
Property and Equipment, yet to be placed in service	93,357	93,357

Intangible Assets, net	40,138	42,499

Other Assets
Deposits	93,016	93,016
Other assets	3,077	69,573

Total Other Long-term Assets	96,093	162,589

Total Assets	$704,596	$951,570

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,177,868	$1,161,989
Bank Overdraft	52,904	-
Notes Payable - Related Party	575,000	575,000
Notes Payable	40,488	40,488
Convertible Notes Payable - Related Party, net of discount of $460,981 and $335,817, respectively	1,739,019	1,064,183
Convertible Notes Payable, net of discount of $33,423 and $-0-, respectively	276,577	225,000

Total Current Liabilities	3,861,856	3,066,660

Long-Term Liabilities
Convertible Notes Payable – Related Party, net of discount of $19,657 and $321,300, respectively	930,343	1,328,700

Total Liabilities	4,792,199	4,395,360

Stockholders' Deficit
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; 1,220,044 issued and
outstanding, respectively as of September 30, 2012 and June 30, 2012	1,220	1,220
Common Stock, authorized 100,000,000 shares,
par value $0.001; 38,620,207 and 36,412,601 shares issued and outstanding
as of September 30, 2012 and June 30, 2012, respectively	38,621	36,413
Additional Paid In Capital	34,391,799	33,696,207
Accumulated Deficit	(38,519,243)	(37,177,630)

Total Stockholders' Deficit	(4,087,603)	(3,443,790)

Total Liabilities and Stockholders' Deficit	$704,596	$951,570

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Three Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
REVENUES
Session Revenues	$8,325	$10,750
Advertising Revenues	2,000	1,996
AfterMaster Revenues	10,900	32,400

Total Revenues	21,225	45,146

COSTS AND EXPENSES
Cost of Revenues	124,646	188,435
Depreciation and Amortization Expense	27,420	110,880
General and Administrative Expenses	879,604	1,094,964

Total Costs and Expenses	1,031,670	1,394,279

Loss from Operations	(1,010,445)	(1,349,133)

Other Income (Expense)
Interest Expense	(331,168)	(243,374)
Gain on Extinguishment of Debt	-	313

Total Other Income (Expense)	(331,168)	(243,061)

Loss Before Income Taxes	(1,341,613)	(1,592,194)
Income Tax Expense	-	-

NET LOSS	$(1,341,613)	$(1,592,194)

Preferred Stock Accretion and Dividends	(17,016)	(313,604)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,358,629)	$(1,905,798)

Basic and Diluted Loss Per Share of Common Stock	$(0.04)	$(0.06)

Weighted Average Number of Shares Outstanding	37,694,181	32,095,905

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2011	1,636,044	1,636	30,916,182	30,916	30,748,186	(29,672,287)	1,108,451

Common Stock issued as dividend on preferred stock	-	-	45,550	46	23,026	(23,072)	-

Common Stock issued in conversion of preferred stock	(416,000)	(416)	832,000	832	(416)	-	-

Common Stock issued for cash, net of offering costs of $45,098	-	-	925,600	926	435,943	-	436,869

Common Stock issued in conversion of debt and extinguishment of liabilities	-	-	505,856	506	268,781	-	269,287

Share-based compensation - Common Stock	-	-	1,642,078	1,642	732,303	-	733,945

Share-based compensation - warrants and options	-	-	-	-	11,707	-	11,707

Warrants and Common Stock issued for interest expense	-	-	770,232	770	374,425	-	375,195

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	388,443	-	388,443

Warrants issued in connection to issuance of convertible debt	-	-	-	-	253,294	-	253,294

Net loss for the year ended
June 30, 2012	-	-	-	-	-	(7,482,271)	(7,482,271)

Balance, June 30, 2012	1,220,044	$1,220	36,412,601	$36,413	$33,696,207	$(37,177,630)	$(3,443,374)

Common Stock Sold for Cash, net of offering costs of $3,300	-	-	450,800	451	106,249	-	106,700

Share-Based Compensation - Common shares	-	-	1,275,000	1,275	390,123	-	391,398

Share-Based Compensation - Warrants and options	-	-	-	-	4,910	-	4,910

Warrants issued in advance of services	-	-	-	-	11,433	-	11,433

Warrants and common shares issued for interest expense	-	-	396,806	397	133,280	-	133,677

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	25,833	-	25,849

Common Stock and warrants issued in connection to issuance of convertible debt	-	-	85,000	85	23,764	-	23,849

Net loss for the three months ended September 30, 2012	-	-	-	-	-	(1,341,613)	(1,341,613)

Balance, September 30, 2012	1,220,044	$1,220	38,620,207	$38,621	$34,365,966	$(38,519,243)	$(4,087,603)

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Loss	$(1,341,613)	$(1,592,194)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	27,420	110,878
Share-based compensation - Common Stock	391,398	171,667
Share-based compensation - warrants	4,910	5,705
Common Stock and warrants issued for interest	133,677	86,399
Amortization of debt discount and issuance costs	192,737	157,622
(Gain)/Loss on extinguishment of debt	-	(313)
Changes in Operating Assets and Liabilities:
Other receivables	(5,300)	(1,100)
Other assets	136,651	108,988
Accounts payable and accrued expenses	15,879	111,765

Net Cash Used in Operating Activities	(444,241)	(840,583)

INVESTING ACTIVITIES

Purchase of property and equipment	-	(23,502)

Net Cash Used in Investing Activities	-	(23,502)

FINANCING ACTIVITIES

Proceeds from bank overdraft	52,904	-
Common Stock issued for cash, net of offering costs of $3,300 and $139,102, respectively	106,700	371,664
Proceeds from notes payable - related party	-	250,000
Proceeds from convertible notes payable - related party	100,000	100,000
Proceeds from convertible notes payable	85,000	-

Net Cash Provided by Financing Activities	344,604	721,664

NET DECREASE IN CASH	(99,637)	(142,421)
CASH AT BEGINNING OF PERIOD	99,637	250,478

CASH AT END OF PERIOD	$-	$108,057

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$-	$203,772
Common Stock and warrants issued for prepaid services	11,433	239,582
Warrants and beneficial conversion feature on issuance of convertible debt	49,682	79,689
Common stock issued as dividend on preferred stock	-	2,296

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2012 and June 30, 2012

NOTE 1 – UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information filed is unaudited. The Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The consolidated financial statements as presented do not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $38,519,243 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Other Receivables
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

Fair Value Instruments
Cash is the Company’s only financial asset or liability required to be recognized at fair value and is measured using quoted prices for active markets for identical assets (Level 1 fair value hierarchy).  The carrying amounts reported in the balance sheets for accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2012 and June 30, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The fair value of the Company’s notes payable at September 30, 2012 is approximately $4,075,488 (carrying value of $3,561,427).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Income Taxes
There is no income tax provision for the three months ended September 30, 2012 and 2011 due to net operating losses for which there is no benefit currently available.

At September 30, 2012, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of its consolidated financial statements. Management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable
Convertible notes payable consisted of the following as of September 30, 2012 and June 30, 2012, respectively:

	September 30,	June 30,
	2012	2012
	(Unaudited)
$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $33,305 and $137,774 at September 30, 2012 and June 30, 2012, respectively.	$216,695	$195,710
$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $49,271 and $153,741 at September 30, 2012 and June 30, 2012, respectively.	200,729	179,744
$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $98,094 and $222,848 at September 30, 2012 and June 30, 2012, respectively.	151,906	127,180
$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $102,419 and $206,888 at September 30, 2012 and June 30, 2012, respectively.	147,581	126,596
$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $13,299 and $49,285 as of September 30, 2012 and June 30, 2012, respectively.	236,701	200,715
$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $46,496 and $63,955 as of September 30, 2012 and June 30, 2012, respectively.	203,504	186,045
$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $19,793 and $26,851 as of September 30, 2012 and June 30, 2012, respectively.	80,207	73,149
$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $53,238 and $71,180 as of September 30, 2012 and June 30, 2012, respectively.	246,762	228,820

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $10,551 and $13,713 as of September 30, 2012 and June 30, 2012, respectively.	89,449	86,287
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $10,308 and $13,272 as of September 30, 2012 and June 30, 2012, respectively.	89,692	86,728
$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $5,847 and $7,443 as of September 30, 2012 and June 30, 2012, respectively.	144,153	142,557
$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $8,159 and $10,927 as of September 30, 2012 and June 30, 2012, respectively.	191,841	189,703
$200,000 face value, issued in April 2012, interest rate of 10%, matures in October 2013, net of unamortized discount of $8,585 and $10,652 as of September 30, 2012 and June 30, 2012, respectively.	191,415	189,348
$150,000 face value, issued in May 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $5,328 and $6,557 as of September 30, 2012 and June 30, 2012, respectively.	144,672	143,443
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $5,173 and $6,277 as of September 30, 2012 and June 30, 2012, respectively.	119,827	118,723
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $5,691 and $6,865 as of September 30, 2012 and June 30, 2012, respectively.	119,309	118,135
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2014, net of unamortized discount of $2,133 as of September 30, 2012.	47,867	-
$50,000 face value, issued in September 2012, interest rate of 10%, matures in March 2014, net of unamortized discount of $2,948 as of September 30, 2012.	47,052	-
Total convertible notes payable – related parties	2,650,794	2,392,883
Less current portion	1,739,019	1,064,183
Convertible notes payable – related parties, long-term	$930,343	$1,328,700

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
September 30, 2012 and June 30, 2012

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

The extinguishment loss related to each of the amendments is summarized below:

First Amendment – October 29, 2010	$-
Second Amendment – November 15, 2010	$-
Third Amendment – November 22, 2010	$234,802
Fourth Amendment – December 7, 2010	$263,843
Total	$498,645

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
September 30, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

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
September 30, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

On August 9, 2012, the Company issued a convertible note to a related party for $50,000 that matures in February, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 50,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.25 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $2,356 and the debt discount related to the attached warrants was $2,356, for a total debt discount of $4,712.

On September 10, 2012, the Company issued a convertible note to a related party for $50,000 that matures in March, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 50,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.25 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $17,060 and the debt discount related to the attached warrants was $3,505, for a total debt discount of $20,120.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of September 30, 2012 and June 30, 2012, respectively:

	September 30,	June 30,
	2012	2012
	(Unaudited)
$100,000 face value, issued in September 2011, interest rate of 0%, originally matured in December 2011, extended to July 2012, net of unamortized discount of $-0- as of September 30, 2012 and June 30, 2012.	$100,000	$100,000
$10,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of September 30, 2012 and June 30, 2012.	10,000	10,000
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of September 30, 2012 and June 30, 2012.	15,000	15,000
$15,000 face value, issued in December 2011, interest rate of 12%, matures in March 2012, net of unamortized discount of $-0- as of September 30, 2012 and June 30, 2012.	15,000	15,000
$10,000 face value, issued in December 2011, interest rate of 12%, matures in March 2012, net of unamortized discount of $-0- as of September 30, 2012 and June 30, 2012.	10,000	10,000
$75,000 face value, issued in January 2012, interest rate of 12%, matures in April 2012, net of unamortized discount of $-0- as of September 30, 2012 and June 30, 2012.	75,000	75,000
$10,000 face value, issued in August 2012, interest rate of 10%, matures in September 2012, net of unamortized discount of $-0- as of September 30, 2012.	10,000	-
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $15,652 as of September 30, 2012.	34,348	-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

$15,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $10,781 as of September 30, 2012.	4,219	-
$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $6,990 as of September 30, 2012.	3,010	-
Total convertible notes payable – non-related parties	276,577	225,000
Less current portion	276,577	225,000
Convertible notes payable – non-related parties, long-term	$-	$-

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

Prior to December 29, 2011, the Company elected to extend the maturity date of the note in accordance with the extension provisions which extended the due date to March 28, 2012. On April 1, 2012, the Company negotiated an extension on the note to July 28, 2012. In accordance with ASC 470-50, the Company performed an analysis of the note extension to determine if the note was substantially modified and therefore requires debt extinguishment accounting, or if the due date extension is to be accounted for as modification. The Company determined that there is less than a 10 percent difference between the present value of the future cash flows associated with the modified note and the original note. Thus the Company has recorded the modification as a debt modification. As of the date of this filing, this note is in default. As of the date of this filing, this note is in default.

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

On April 1, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2012. The Company evaluated amendment under ASC 470, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. As of the date of this filing, this note is in default.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

On April 1, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2012. The Company evaluated amendment under ASC 470, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. As of the date of this filing, this note is in default.

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

On February 29, 2012, the note holder agreed to extend the maturity date of the note to May 29, 2012. The Company evaluated amendment under ASC 470, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. As of the date of this filing, this note is in default.

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

On March 15, 2012, the note holder agreed to extend the maturity date of the note to June 13, 2012. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. As of the date of this filing, this note is in default.

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

On August 16, 2012, the Company issued a convertible note to an unrelated individual for $10,000 that matures 30 days after issuance. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period.

As additional consideration, the Company issued to the holder 10,000 shares of restricted Common Stock. At September 30, 2012 the note is in default, the note holder elected to convert the note and accrued interest on November 14, 2012.   The value of the debt discount relate to the attached common stock was $2,063. As of the date of this filing, this note is in default.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

On August 21, 2012, the Company issued a convertible note to an unrelated individual for $50,000 that matures six months after issuance. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period.

As additional consideration, the Company issued to the holder 50,000 shares of restricted Common Stock. The value of the debt discount related to the attached Common Stock was $10,000.

On September 4, 2012, the Company issued a convertible note to an unrelated individual for $15,000 that matures six months after issuance. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period.

As additional consideration, the Company issued to the holder 15,000 shares of restricted Common Stock. The value of debt discount relate to the attached common stock was $3,889.

On September 4, 2012, the Company issued a convertible note to an unrelated individual for $10,000 that matures six months after issuance. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period.

As additional consideration, the Company issued to the holder 10,000 shares of restricted common stock. The value of the debt discount relate to the attached Common Stock was $2,481.

Non-convertible Notes Payable – Related Party
Non-convertible notes payable due to related parties consisted of the following as of September 30, 2012 and June 30, 2012:

	September 30,	June 30,
	2012	2011
	(Unaudited)
Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to June 2013, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	$200,000	$200,000
Face value of $250,000, issued in September 2011, matures in September 2012, 25,000 warrants per month issued for first 90 days, note bears interest at 15% from December 2011 through maturity.	250,000	250,000
Face value of $125,000, issued in October 2011, matures in October 2012, 30,000 warrants issued in lieu of interest through December 2011, note bears interest at 15% from December 2011 through maturity.	125,000	125,000
Total non-convertible notes payable – related parties	575,000	575,000
Less current portion	575,000	575,000
Non-convertible notes payable - related parties, long term	$-	$-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

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

The Company evaluated the above amendment to extend the maturity date from August 29, 2011 to June 30, 2012 under the guidance of ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that such extension of the maturity date of the note did not result in a 10% or more change in the present value of the cash flow, and thus did not result in an extinguishment of the note.

On June 30, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2013. No consideration was paid to extend the maturity date.

In June 30, 2012, the Company entered into a one-year note payable for $250,000 with a related party. The note provided for 0% interest per annum for the first 90 days. In lieu of interest for the first 90 days, the Company granted the lender a warrant to purchase 25,000 shares of Company’s Common Stock at an exercise price of $0.40 for a contractual period of 5 years for each 30 days or portion thereof the note remains outstanding. If the note remained outstanding beyond the first 90 days, the note provided for an interest rate of 15% per annum. This note includes the following priority repayment provisions: 1) the Company agrees to apply 50% of the first $600,000 of capital raised by the Company in the near term toward all outstanding notes the lender has outstanding with the Company; 2) the Company agrees to apply the first $450,000 of proceeds raised beyond the $600,000 to any outstanding notes the lender has outstanding with the Company; and 3) if the Company is unable to raise additional capital but a large marketing or sales agreement is entered into which provide for revenue in excess of $50,000, all funds received above $50,000 shall be applied to any notes the lender has outstanding with the Company at the time.

The Company was also required to provide to the lender or its representative online access, for viewing purposes only, to the accounting and financial data maintained by the Company. Online access shall be terminated once the loan and other funds advanced by the lender to the Company, including any accrued interest, have been fully paid.

Further, per the terms of the agreement, if the note was not fully repaid by October 31, 2011, which was subsequently extended to November 15, 2011, and the Company had not deployed and made operational certain designated studios, the Company would be obligated to issue to the lender a warrant to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share with a contractual life of 5 years. Such warrant was issued in accordance with the terms of the note. The note is currently in default.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

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

Non-Convertible Notes Payable – Non-Related Parties
Non-convertible notes payable due to non-related parties consisted of the following as of September 30, 2012 and June 30, 2012:

	September 30,	June 30,
	2012	2012
	(Unaudited)
Various term notes with total face value of $40,488 due upon demand, interest rates range from 12% to 14%.	$40,488	$40,488
Total non-convertible note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Non-convertible notes payable – non-related parties, long-term	$-	$-

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which 1,220,044 were issued and outstanding as of September 30, 2012.

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 38,620,207 were issued outstanding as of September 30, 2012.  The activity surrounding the issuances of the Common Stock is as follows:

For the Three Months Ended September 30, 2012
The Company issued 450,800 Common Shares for net cash proceeds of $106,700.  The Company paid as offering costs $3,300 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds.  Attached to the Common Shares, the Company issued 330,000 warrants to purchase shares of the Company’s Common Stock.  The Company allocated $76,308 to the warrants and the remaining $33,692 to the Common Shares on a pro-rata basis.

As share-based compensation to employees and non-employees, the Company issued 1,275,000 shares of common stock valued at $391,398, based on the market price of the stock on the date of issuance.   As interest expense on outstanding notes payable, the Company issued 396,806 shares of common stock valued at $133,677 based on the market price on the date of issuance.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2012 and June 30, 2012

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS

During the three months ended September 30, 2012, the Company did not issue any stock purchase options.  The Company did recognize $5,606 in employee stock option expense and for the amortization of warrants issued in prior periods.

The Company issued warrants to purchase a total of 420,000 shares of the Company’s common stock. As described in Note 6, the Company issued 330,000 warrants attached to Common Stock.  The warrants were valued using the Black-Scholes pricing model under the assumptions noted below.  The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

An additional 25,000 warrants were issued in conjunction with related party convertible notes payable.  The warrants were valued using the Black-Scholes pricing model under the assumptions noted below.  The fair market value of the warrants has been accounted for as debt discount.

An additional 65,000 warrants valued at $14,342, were issued in advance for services to be amortized over the term of the service period.  The warrants were valued using the Black-Scholes pricing model under the assumptions noted below.

The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted:

2012
Expected volatility	122 – 123%
Expected dividends	0%
Expected term	5 years
Risk-free interest rate	0.57 – 0.74%

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s Common Stock issued to employees and non-employees of the Company during the three months ended September 30, 2012. These warrants were granted to investors, lenders and, in other instances, in lieu of cash compensation for services performed.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2012	6,529,331	$2.84	$3.55	1.95	$4,835,028
Granted	420,000	0.46	0.27	2.21	191,400
Exercised	-	-	-	-	-
Cancelled	(100,000)	(0.95)	-	-	(95,000)
Outstanding as of September 30, 2012	6,849,331	$0.72	$3.58	1.95	$4,933,528

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Agreements
Pursuant to a lease originally dated January 2006, we currently occupy approximately 11,800 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-to-month basis. The total lease expense is approximately $9,600 per month, payable in cash and Common Stock of the Company.

We are leasing office space on a month-to-month basis in West Hollywood, California. We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a lease expiring on August 31, 2013. The total lease expense for both facilities is approximately $4,305 per month, and the total remaining obligations under these leases at September 30, 2012 were approximately $0.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations. As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

Rent expense for the period ended September 30, 2012 was $43,513, of which $21,481 was paid in cash and $22,032 was paid in Common Stock. Rent expense for period ended September 30, 2011 was $31,885, of which $31,760 was paid in cash $125 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2013	$130,879
Thereafter	8,610
Total	$139,489

NOTE 9 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of September 30, 2012, there were 38,620,207 shares of Common Stock issued and outstanding.   From April 2006 to June September 30, 2012, we have raised approximately $16.51 million in the form of equity for purposes of research and development, the launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

Business Update

The financial results for the first quarter of fiscal 2013 were below our targets as the Company continued to embark on several key initiatives, which included redefining our product, staffing, pricing, marketing and demographics. These initiatives included testing of off-site session purchases, promotional sessions, multiple fee changes, testing new locations and staffing, all of which had varying effect on sales. In addition, the Company experienced a decline in studio revenues as it was not able to launch studios in new Hard Rock locations until it fulfilled existing lease arrangements. This contributed to an overall decline in sales.

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

The Company recently entered into a revenue sharing agreement with Hard Rock International to relocate five of its existing seven studios to Hard Rock venues in the United States. The first Hard Rock/MyStudio opened in Las Vegas in October 2012. In addition, the Company entered into a revenue sharing and marketing agreement for its Nashville based studio with Warner Music Nashville (“WMN”). The agreement calls for WMN to use the studio to create awareness for its popular artists through contests and other interactive initiatives at the studio.

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

The X Factor

The second season of The X Factor has recently begun on FOX Television Network.  The new has gone through the audition process and is now down to the final twelve contestants. MyStudio has made a significant contribution to the show as two of the final twelve contestants, Carly Rose Soneclar and Emblem 3, have come from My Studio auditions. They both are among the contestants that are favored to win the contest.

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

The Company has been awarded three patents over the past year.  The Company has a very aggressive intellectual property strategy to protect the MyStudio, AfterMaster and related technologies it has developed.  The Company has a number of other patents pending. Over the past several years, the weak capital markets have constrained our growth and the full implementation of our business plan for the roll-out of new studios.  Despite these difficulties, the Company has and continues to raise capital for studio operations and advancement of AfterMaster. We expect to continue raising required capital through both equity and debt financings to further our corporate objectives.

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

Advisory Board

Recognizing the significance of our technologies, we have been able to attract some of the leading music and entertainment executives to our Advisory Board. The Advisory Board is an important resource for the Company in terms of thought leadership and strategic introductions. This distinguished group includes:

●	Ted Field – Chairman & CEO of Radar Pictures (over 60 motion pictures generating over $7 billion in gross revenues); co-founder of Interscope Records; former owner of Panavision.

●	Frank Perrotti, Jr. - Founder, Chairman and Chief Investment Officer of FPJ Investments (“FPJ”), a private investment firm based in New Haven, CT.

●	Paul Fisher – internationally recognized modeling agent; CEO of The Network.

●	Jason Flom – former CEO of Atlantic Records, Virgin Music, Capitol Music Group and Lava Records.

●	Sheila Jaffe – Emmy Award winning casting director; partner in Walken/Jaffe Casting; casting for notable shows as Entourage and The Sopranos.

●	Rodney Jerkins – Grammy Award winning music producer/song writer; clients include Janet Jackson, Madonna, Lady Gaga among others.

●	Allan Kaplan – serial entrepreneur and venture capitalist; Director of Clearview Capital Partners.

●	Andrew Knight – Director of News Corporation; former Editor of The Economist.

●	Paul Oreffice – former Chairman & CEO of The Dow Chemical Company; served on the Boards of The Coca-Cola Company, Morgan Stanley, CIGNA and Nortel.

●	Richard Perry – world renown record producer and winner of seven Grammy Awards; clients include Barbra Streisand and Cher.

●	Diane Warren – considered to be the world’s most prolific songwriter; Golden Globe and Grammy Award winner.

●	Charles Weber – former CEO of Lucas Films; former COO of Embassy Communications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio HD Recording Studios

Studio One Media, Inc. has developed MyStudio, a self contained, state-of-the-art, high definition (“HD”) interactive audio/video recording studio designed for installation in shopping malls and other high traffic areas.

MyStudio offers consumers true professional recording studio-quality audio and HD broadcast-quality video with an ease, economy and convenience never before available to the public. MyStudio and its accompanying website MyStudio.net incorporate into a single entertainment venue some of the best elements of the world’s leading Internet and entertainment properties including video sharing, social networking and talent-related television programming. MyStudio eliminates the high cost and technological and logistical barriers inherent in the creation of high quality production and uploading of video content onto the Internet for both amateurs and professionals alike.

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

MyStudio Business Model

Our “bricks and clicks” business model is currently based upon three primary sources of revenue: recording session fees from MyStudio and advertising/sponsorship revenue from the individual studios and advertising on www.MyStudio.net. We plan to continue driving recording session revenue through the use of industry-sponsored music, modeling and talent contests with new and repeat users, as well as the installation of additional studios. Additional studios are expected to drive exponential traffic to the MyStudio website as each new video generates unique website visitors due to the viral effect of our video sharing offering. We believe that the success of the studios depends on our ability to raise additional capital, deploy multiple studios and continue to create strategic partnerships that drive traffic to the studios. Our current installed base of studios is insufficient to generate adequate revenues to achieve overall profitability for the Company. By deploying multiple studios and gaining “critical mass”, we believe that we will be able to successfully implement our business plan, attract a greater number of strategic partnerships and achieve profitability.

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

Employees

As of the end of our fiscal year on September 30, 2012, we employed eight full-time and five part-time employees, including attendants at the MyStudio locations.  We expect to seek additional employees in the next year to handle anticipated potential growth.

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

We lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on August 31, 2013.  The total lease expense for the facility is approximately $4,305 per month, and the total remaining obligations under these leases at September 30, 2012 were approximately $47,355.

We also lease one retail location in Opry Mills Mall Nashville, Tennessee in connection with our MyStudio Kiosk.  This lease expires on February 01, 2013.  The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under these leases at September 30, 2012 were approximately $12,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Revenues
	Three Months Ended September 30,
	2012	2011
Session Revenues	$8,325	$10,750
Advertising Revenues	2,000	1,996
AfterMaster Revenues	10,900	32,400
Total Revenues	$21,255	$45,146

Our business model currently generates revenues from four primary sources:

1)	Paid user fees from customers who utilize the Fixed and Model studios to create an audio/video recording;
2)	Advertising revenue from the external monitors located on each MyStudio facility;
3)	Advertising revenue from our website; and
4)	AfterMaster revenue.

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

The revenue for the three months ended September 30, 2012 decreased to $21,255 from $45,146 over the comparable three month period ended September 30, 2011 due to a decrease in AfterMaster income this quarter.

Cost of Sales

	Three Months Ended September 30,
	2012	2011
Cost of Sales (excluding depreciation and amortization)	$124,646	$188,435

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The decrease in cost of sales for the three months ended September 30, 2012, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company operating fewer studios in the current year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  - continued

Other Costs and Expenses

	Three Months Ended
	September 30,
	2012	2011
Depreciation and amortization expense	27,420	110,880
General and administrative expenses	879,604	1,094,964
Total	$907,024	$1,394,279

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, advertising, and expenses related to the issuance of stock compensation.

General and administrative expenses decreased in the three-month period ended September 30, 2012 compared to the three months ended September 30, 2011 due to a decrease in advertising expenses from $23,856 in 2011 to $25 in 2012. The decrease in advertising expenses is due to the fact that our efforts during the quarter were focused primarily on the X Factor auditions and the relocation of studios after the auditions were completed.  Professional fees also decreased from $699,782 in 2011 to $498,263 in 2012.  The decrease in professional fees is primarily attributable to our issuing less Common Stock and warrants to various employees and consultants for services rendered during the period.  Other general and administrative expenses also decrease in 2012, when compared to the same period in 2011, as a result of the Company installing and deploying new studios, which did not occur in the current period.

Other Income and Expenses

The other income and expenses during the quarter ended September 30, 2012, totaling $331,168 of net expenses, which consists of interest expense. During the comparable period in 2011, other income and expenses totaled $243,061 of net expenses, which was a combination of interest expense (243,374) and other income (313).  Interest has increased due to additional financing secured during the period.

Net Income/(Loss)

	Three Months Ended September 30,
	2012	2011
Net Income/(Loss)	$(1,341,613)	$(1,592,194)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” , these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large non-cash expenses, our net loss would be $618,891 and $1,170,801 for the periods ended September 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $21,225 during the three months ended September 30, 2012 as compared to $45,146 in the comparable quarter of 2011.  The Company has incurred losses since inception of $38,519,243.  At September 30, 2012, the Company has negative working capital of $3,797,253, which is a decrease in working capital of $938,483 from June 30, 2012.  The decrease in the working capital was primarily due to lower cash balances and additional short-term borrowings.

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

As of September 30, 2012, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2012 and June 30, 2012, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

ITEM 4T. CONTROLS AND PROCEDURES - continued

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of September 30, 2012 and June 30, 2012, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of September 30, 2012 and June 30, 2012 were ineffective, based on COSO’s framework.

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

The Company was a defendant in a suit brought by one if its suppliers.  The Company has defended the claim alleging that the vendor failed to deliver the goods and services contracted for.  Subsequent to September 30, 2012, a tentative settlement agreement has been negotiated pursuant to which, if executed, will result in the Company paying the vendor approximately $75,000 in equal payments, without interest, over a period of eighteen months.

Except as described in the preceding paragraph, to the best knowledge of the Company’s management, at September 30, 2012, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

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

Our web property competes in a growing social media market with companies like Facebook, YouTube and MySpace.  We believe our HD-quality and user-generated content is unique and may allow us to differentiate ourselves from other social media.

Performance - Market Acceptance

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

ITEM 1A - RISK FACTORS - continued

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the quarter ended September 30, 2012 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of September 30, 2012, we had 38,620,207 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 698,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 773,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,220,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 1,407,092 shares of Common Stock.  We had outstanding convertible debt with a face value of $3,460,000, which can be converted into approximately 1,658,750 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 6,849,331 additional shares of Common Stock at an average exercise price of $0.72.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following equity securities during the three months ended September 30, 2012.  We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.  Following is a summary of the shares of Common Stock issued during the quarter ended September 30, 2012.

Common Stock:

·	450,800 shares of Common Stock for net cash proceeds of $106,700;

·	1,275,000 shares of Common Stock as share-based compensation to employees and non-employees;

·	396,806 shares of Common Stock as interest expense on outstanding notes payable; and

·	85,000 shares issued as related to the beneficial conversion feature.

The value of the share-based compensation was based on the market price of the stock on the day of issuance.

Warrants to Purchase Common Stock:

·	420,000 warrants issued with financing;

The estimated value of the Common Stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2012, no matters were submitted to the shareholders for a vote.

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

STUDIO ONE MEDIA, INC.

Date: November __, 2012	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: November __, 2012	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: November __, 2012	By:	/s/ Joseph A Desiderio
Joseph A Desiderio
Title: Chief Financial Officer