Form 10-Q
period 2012-12-31
STUDIO ONE MEDIA, INC.
filed 2013-02-19
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

☐ Yes     ☒ No

At February 14 , 2013, the number of shares outstanding of Common Stock, $0.001 par value, was 39,834,598 shares.

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$7,352	$99,637
Other Receivable	22,635	11,870
Other Current Assets	50,877	96,383

Total Current Assets	80,864	207,890

Property and Equipment, net	443,933	445,235
Property and Equipment, yet to be placed in service	93,357	93,357

Intangible Assets, net	35,131	42,499

Other Assets
Deposits	93,016	93,016
Other assets	-	69,573

Total Other Long-term Assets	93,016	162,589

Total Assets	$746,301	$951,570

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,250,075	$1,161,989
Lease Payable, net of current portion.	16,042	-
Notes Payable - Related Party	575,000	575,000
Notes Payable	40,488	40,488
Convertible Notes Payable - Related Party, net of discountof $337,445 and $335,817, respectively	1,862,406	1,064,183
Convertible Notes payable, net of discount of $35,918 and $-0-, respectively	314,082	225,000

Total Current Liabilities	4,058,093	3,066,660

Long-Term Liabilities
Lease Payable	53,958	-
Convertible related party notes payable, net of discount of $5,929 and $321,300, respectively	1,394,071	1,328,700

Total Liabilities	5,506,122	4,395,360

Stockholders' Deficit
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; 1,220,044 and 1,220,044 issued and
outstanding, respectively	1,220	1,220
Common Stock, authorized 100,000,000 shares,
par value $0.001; 39,834,598 and 36,412,601 shares issued
and outstanding, respectively	39,834	36,413
Additional Paid In Capital	34,722,781	33,696,207
Accumulated Deficit	(39,523,656)	(37,177,630)

Total Stockholders' Deficit	(4,759,821)	(3,443,790)

Total Liabilities and Stockholders' Deficit	$746,301	$951,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Session Revenues	$39,807	$41,211	$48,132	$51,961
Advertising Revenues	-	20	2,000	2,016
AfterMaster Revenues	21,590	24,500	32,490	56,900
Total Revenues	61,397	65,731	82,622	110,877

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	68,415	221,894	193,061	410,329
Cost of Barter Exchanges	-	23,500	-	23,500
Depreciation and Amortization Expense	53,603	120,750	81,023	231,630
General and Administrative Expenses	603,397	1,043,391	1,483,001	2,138,355

Total Costs and Expenses	725,415	1,409,535	1,757,085	2,803,814

Loss from Operations	(664,018)	(1,343,804)	(1,674,463)	(2,692,937)

Other Income (Expense)
Interest Expense	(340,395)	(338,045)	(671,563)	(581,419)
Gain (Loss) on Extinguishment of Debt	-	(122)	-	191

Total Other Income (Expense)	(340,395)	(338,167)	(671,563)	(581,228)

Loss Before Income Taxes	(1,004,413)	(1,681,971)	(2,346,026)	(3,274,165)
Income Tax Expense	-	-	-	-

NET LOSS	$(1,004,413)	$(1,681,971)	$(2,346,026)	$(3,274,165)

Preferred Stock Accretion and Dividends	(17,016)	(42,435)	(34,032)	(356,039)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,021,429)	$(1,724,406)	$(2,380,058)	$(3,630,204)

Basic and Diluted Loss Per Share of Common Stock	$(0.03)	$(0.05)	$(0.06)	$(0.11)

Weighted Average Number of Shares Outstanding	38,200,199	32,954,355	38,214,428	32,603,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2011	1,636,044	$1,636	30,916,182	$30,916	$30,748,186	$(29,672,287)	$1,108,451

Common Stock issued as dividend on preferred stock	-	-	45,550	46	23,026	(23,072)	-

Common Stock issued in conversion of preferred stock	(416,000)	(416)	832,000	832	(416)	-	-

Common Stock issued for cash, net of offering costs of $45,098	-	-	925,600	926	435,943	-	436,869

Common Stock issued in conversion of debt and extinguishment of liabilities	-	-	505,856	506	268,781	-	269,287

Share-based compensation - Common Stock	-	-	1,642,078	1,642	732,303	-	733,945

Share-based compensation - warrants and options	-	-	-	-	11,707	-	11,707

Warrants and Common Stock issued in advance of services	-	-	775,103	775	460,515	-	461,290

Warrants and Common Stock issued for interest expense	-	-	770,232	770	374,425	-	375,195

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	388,443	-	388,443

Warrants issued in connection to issuance of convertible debt	-	-	-	-	253,294	-	253,294

Net loss for the year ended
June 30, 2012	-	-	-	-	-	(7,482,271)	(7,482,271)

Balance, June 30, 2012	1,220,044	$1,220	36,412,601	$36,413	$33,696,207	$(37,177,630)	$(3,443,790)

Common Stock Sold for Cash, net of offering costs of $3,300	-	-	450,800	451	106,249	-	106,700

Share-Based Compensation - Common shares	-	-	1,839,453	1,838	476,642	-	478,480

Share-Based Compensation - Warrants and options	-	-	-	-	6,912	-	6,912

Shares Issued for Conversion of Debt and Interest	-	-	40,625	41	10,211	-	10,252

Warrants issued in advance of services	-	-	-	-	37,840	-	37,840

Warrants and common shares issued for interest expense	-	-	1,006,119	1,006	275,262	-	276,268

Beneficial Conversion Feature	-	-	85,000	85	108,279	-	108,364

Debt discount on extension of debt	-	-	-	-	5,179	-	5,179

Net loss for the six months ended December 31, 2012	-	-	-	-	-	(2,346,026)	(2,346,026)

Balance, December 31, 2012	1,220,044	$1,220	39,834,598	$39,834	$34,722,781	$(39,523,656)	$(4,759,821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Loss	$(2,346,026)	$(3,274,165)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	81,023	231,630
Share-based compensation - Common Stock	478,480	358,859
Share-based compensation - warrants	10,089	7,706
Common Stock and warrants issued for interest	276,268	142,922
Amortization of debt discount and issuance costs	386,040	371,451
(Gain)/Loss on extinguishment of debt	2,002	(191)
Changes in Operating Assets and Liabilities:
Other receivables	(10,765)	(2,091)
Other assets	152,919	288,907
Lease payable	70,000
Accounts payable and accrued expenses	88,338	181,782

Net Cash Used in Operating Activities	(811,632)	(1,693,190)

INVESTING ACTIVITIES

Purchase of property and equipment	(72,353)	(91,142)

Net Cash Used in Investing Activities	(72,353)	(91,142)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $3,300 and $41,296, respectively	106,700	371,664
Proceeds from notes payable - related party	600,000	375,000
Proceeds from convertible notes payable - related party	-	900,000
Proceeds from convertible notes payable	-	250,000
Repayments of convertible notes payable	85,000	(25,000)

Net Cash Provided by Financing Activities	791,700	1,871,664

NET DECREASE IN CASH	(92,285)	87,332
CASH AT BEGINNING OF PERIOD	99,637	250,478

CASH AT END OF PERIOD	$7,352	$337,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$37,840	$266,812
Common Stock and warrants issued for prepaid services	10,252	408,790
Warrants and beneficial conversion feature on issuance of convertible debt	108,364	478,165
Common stock issued as dividend on preferred stock	-	2,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

NOTE 1 – UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by the Company without an audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $39,523,656 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

The fair value of the Company’s notes payable at December 31, 2012 is approximately $4,565,488 (carrying value of $4,186,047).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable approximated its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Income Taxes
There is no income tax provision for the six months ended December 31, 2012 and 2011 due to net operating losses for which there is no benefit currently available.

At December 31, 2012, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable – Related Parties
	December 31,	June 30,
	2012	2012
	(Unaudited)
$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $12,320 and $137,774 at December 31, 2012 and June 30, 2012, respectively.	$237,680	$195,710

$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $28,286 and $153,741 at December 31, 2012 and June 30, 2012, respectively.	221,714	179,744

$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $73,368 and $222,848 at December 31, 2012 and June 30, 2012, respectively.	176,632	127,180

$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $81,434 and $206,888 at December 31, 2012 and June 30, 2012, respectively.	168,566	126,596

$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $0 and $49,285 as of December 31, 2012 and June 30, 2012, respectively.	250,000	200,715

$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $12,735 and $63,955 as of December 31, 2012 and June 30, 2012, respectively.	237,265	186,045

$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $29,037 and $26,851 as of December 31, 2012 and June 30, 2012, respectively.	70,963	73,149

$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $35,296 and $71,180 as of December 31, 2012 and June 30, 2012, respectively.	264,704	228,820

$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $7,389 and $13,713 as of December 31, 2012 and June 30, 2012, respectively.	92,611	86,287

$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $7,344 and $13,272 as of December 31, 2012 and June 30, 2012, respectively.	92,656	86,728

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $4,251 and $7,443 as of December 31, 2012 and June 30, 2012, respectively.	145,749	142,557

$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $6,021 and $10,927 as of December 31, 2012 and June 30, 2012, respectively.	193,979	189,703

$200,000 face value, issued in April 2012, interest rate of 10%, matures in October 2013, net of unamortized discount of $6,518 and $10,652 as of December 31, 2012 and June 30, 2012, respectively.	193,482	189,348

$150,000 face value, issued in May 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $4,099 and $6,557 as of December 31, 2012 and June 30, 2012, respectively.	145,901	143,443

$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $4,069 and $6,277 as of December 31, 2012 and June 30, 2012, respectively.	120,931	118,723

$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $4,517 and $6,865 as of December 31, 2012 and June 30, 2012, respectively.	120,483	118,135

$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2014, net of unamortized discount of $1,515 as of December 31, 2012.	48,485	-

$50,000 face value, issued in September 2012, interest rate of 10%, matures in March 2014, net of unamortized discount of $2,320 as of December 31, 2012.	47,680	-

$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $4,435 as of December 31, 2012.	95,565	-

$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $4,590 as of December 31, 2012.	95,410	-

$50,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $1,914 as of December 31, 2012.	48,086	-

$75,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $2,834 as of December 31, 2012.	72,166	-

$25,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $1,801 as of December 31, 2012.	23,199	-

$50,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $3,643 as of December 31, 2012.	46,357	-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

$50,000 face value, issued in December 2012, interest rate of 10%, matures in June 2014, net of unamortized discount of $3,783 as of June 2014.	46,213	-

Total convertible notes payable – related parties	3,256,477	2,392,883

Less current portion	1,862,406	1,064,183

Convertible notes payable – related parties, long-term	$1,394,071	$1,328,700

Convertible Notes Payable – Related Parties
	December 31,	June 30,
	2012	2012
	(Unaudited)
$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $12,320 and $137,774 at December 31, 2012 and June 30, 2012, respectively.	$237,680	$195,710

$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $28,286 and $153,741 at December 31, 2012 and June 30, 2012, respectively.	221,714	179,744

$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $73,368 and $222,848 at December 31, 2012 and June 30, 2012, respectively.	176,632	127,180

$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $81,434 and $206,888 at December 31, 2012 and June 30, 2012, respectively.	168,566	126,596

$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $0 and $49,285 as of December 31, 2012 and June 30, 2012, respectively.	250,000	200,715

$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $12,735 and $63,955 as of December 31, 2012 and June 30, 2012, respectively.	237,265	186,045

$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $29,037 and $26,851 as of December 31, 2012 and June 30, 2012, respectively.	70,963	73,149

$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $35,296 and $71,180 as of December 31, 2012 and June 30, 2012, respectively.	264,704	228,820

$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $7,389 and $13,713 as of December 31, 2012 and June 30, 2012, respectively.	92,611	86,287

$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $7,344 and $13,272 as of December 31, 2012 and June 30, 2012, respectively.	92,656	86,728

$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $4,251 and $7,443 as of December 31, 2012 and June 30, 2012, respectively.	145,749	142,557

$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $6,021 and $10,927 as of December 31, 2012 and June 30, 2012, respectively.	193,979	189,703

$200,000 face value, issued in April 2012, interest rate of 10%, matures in October 2013, net of unamortized discount of $6,518 and $10,652 as of December 31, 2012 and June 30, 2012, respectively.	193,482	189,348

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

$150,000 face value, issued in May 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $4,099 and $6,557 as of December 31, 2012 and June 30, 2012, respectively.	145,901	143,443

$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $4,069 and $6,277 as of December 31, 2012 and June 30, 2012, respectively.	120,931	118,723

$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $4,517 and $6,865 as of December 31, 2012 and June 30, 2012, respectively.	120,483	118,135

$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2014, net of unamortized discount of $1,515 as of December 31, 2012.	48,485	-

$50,000 face value, issued in September 2012, interest rate of 10%, matures in March 2014, net of unamortized discount of $2,320 as of December 31, 2012.	47,680	-

$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $4,435 as of December 31, 2012.	95,565	-

$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $4,590 as of December 31, 2012.	95,410	-

$50,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $1,914 as of December 31, 2012.	48,086	-

$75,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $2,834 as of December 31, 2012.	72,166	-

$25,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $1,801 as of December 31, 2012.	23,199	-

$50,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $3,643 as of December 31, 2012.	46,357	-

$50,000 face value, issued in December 2012, interest rate of 10%, matures in June 2014, net of unamortized discount of $3,783 as of June 2014.	46,213	-

Total convertible notes payable – related parties	3,256,477	2,392,883

Less current portion	1,862,406	1,064,183

Convertible notes payable – related parties, long-term	$1,394,071	$1,328,700

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

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
December 31, 2012 and June 30, 2012

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

On August 9, 2012, the Company issued a convertible note to a related party for $50,000 that matures in February 9, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 50,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.25 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $2,356 and the debt discount related to the attached warrants was $2,356, for a total debt discount of $4,712.

On September 10, 2012, the Company issued a convertible note to a related party for $50,000 that matures in March 10, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 50,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.25 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $17,060 and the debt discount related to the attached warrants was $3,505, for a total debt discount of $20,120.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

On October 10, 2012, the Company issued a convertible note to a related party for $100,000 that matures in April 10, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $5,126, for a total debt discount of $5,126.

On October 17, 2012, the Company issued a convertible note to a related party for $100,000 that matures in April 17, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $5,236, for a total debt discount of $5,236.

On October 25, 2012, the Company issued a convertible note to a related party for $50,000 that matures in April 25, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 12,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $2,181, for a total debt discount of $2,181.

On November 13, 2012, the Company issued a convertible note to a related party for $75,000 that matures in May 13, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 18,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,107, for a total debt discount of $3,107.

On November 23, 2012, the Company issued a convertible note to a related party for $25,000 that matures in May 23, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 6,250 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $1,936, for a total debt discount of $1,936.

On November 28, 2012, the Company issued a convertible note to a related party for $50,000 that matures in May 28, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 12,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,877, for a total debt discount of $3,877.

On December 17, 2012, the Company issued a convertible note to a related party for $50,000 that matures in June 17, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 12,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,886, for a total debt discount of $3,886.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

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

Prior to December 29, 2011, the Company elected to extend the maturity date of the note in accordance with the extension provisions which extended the due date to March 28, 2012. On April 1, 2012, the Company negotiated an extension on the note to July 28, 2012. On September 29, 2012, the Company negotiated an extension on the note to May 1, 2013. In accordance with ASC 470-50, the Company performed an analysis of the note extension to determine if the note was substantially modified and therefore requires debt extinguishment accounting, or if the due date extension is to be accounted for as modification. The Company determined that there is less than a 10 percent difference between the present value of the future cash flows associated with the modified note and the original note. Thus the Company has recorded the modification as a debt modification.

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
December 31, 2012 and June 30, 2012

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

On October 1, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2013 The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

As additional compensation, the Company issued to the holder 10,000 shares of restricted Common Stock. The note holder elected to convert the note and accrued interest on November 14, 2012.   The value of the debt discount relate to the attached common stock was $2,063.

On August 21, 2012, the Company issued a convertible note to an unrelated individual for $50,000 that matures six months after issuance. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.25 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period.

As additional compensation, the Company issued to the holder 50,000 shares of restricted Common Stock. The value of the debt discount related to the attached Common Stock was $10,000.

On September 4, 2012, the Company issued a convertible note to an unrelated individual for $15,000 that matures six months after issuance. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.25 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period.

As additional compensation, the Company issued to the holder 15,000 shares of restricted Common Stock. The value of debt discount relate to the attached common stock was $3,889.

On September 4, 2012, the Company issued a convertible note to an unrelated individual for $10,000 that matures six months after issuance. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.25 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period.

As additional compensation, the Company issued to the holder 10,000 shares of restricted common stock. The value of the debt discount relate to the attached Common Stock was $2,481.

On November 28, 2012, the Company issued a convertible note to an unrelated individual for $50,000 that matures a year after issuance. The note bears an interest rate of 0% for the first 90 days and 10% after 90 days per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at the lesser of $0.18 per share or 60% of the lowest trade price in the 25 trading days previous to conversion. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $33,333.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

Non-Convertible Notes Payable – Related Parties

	December 31,	June 30,
	2012	2011
	(Unaudited)
Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to June 2013, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	$200,000	$200,000

Face value of $250,000, issued in September 2011, matures in September 2012, 25,000 warrants per month issued for first 90 days, note bears interest at 15% from December 2011 through maturity.	250,000	250,000

Face value of $125,000, issued in October 2011, matures in October 2012, 30,000 warrants issued in lieu of interest through December 2011, note bears interest at 15% from December 2011 through maturity.	125,000	125,000

Total non-convertible notes payable – related parties	575,000	575,000

Less current portion	575,000	575,000

Non-convertible notes payable - related parties, long term	$-	$-

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

On June 30, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2013. No consideration was paid to extend the maturity date.

On September 2011, the Company entered into a one-year note payable for $250,000 with a related party. The note provided for 0% interest per annum for the first 90 days. In lieu of interest for the first 90 days, the Company granted the lender a warrant to purchase 25,000 shares of Company’s Common Stock at an exercise price of $0.40 for a contractual period of 5 years for each 30 days or portion thereof the note remains outstanding. If the note remained outstanding beyond the first 90 days, the note provided for an interest rate of 15% per annum. This note includes the following priority repayment provisions: 1) the Company agrees to apply 50% of the first $600,000 of capital raised by the Company in the near term toward all outstanding notes the lender has outstanding with the Company; 2) the Company agrees to apply the first $450,000 of proceeds raised beyond the $600,000 to any outstanding notes the lender has outstanding with the Company; and 3) if the Company is unable to raise additional capital but a large marketing or sales agreement is entered into which provide for revenue in excess of $50,000, all funds received above $50,000 shall be applied to any notes the lender has outstanding with the Company at the time.

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

On October 1, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2013. No consideration was paid to extend the maturity date.

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

Non-Convertible Notes Payable – Non-Related Parties
	December 31,	June 30,
	2012	2012
	(Unaudited)
Various term notes with total face value of $40,488 due upon demand, interest rates range from 12% to 14%.	$40,488	$40,488
Total non-convertible note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Non-convertible notes payable – non-related parties, long-term	$-	$-

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which 1,220,044 were issued and outstanding as of December 31, 2012 and June 30, 2012.

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 39,775,601 and 33,570,770 were issued outstanding as of December 31, 2012 and 2011, respectively.  The activity surrounding the issuances of the Common Stock is as follows:

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

NOTE 6 – COMMON STOCK - continued

For the Six months Ended December 31, 2012
The Company issued 450,800 common shares for net cash proceeds of $106,700.  The Company paid as offering costs $3,300 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds. Attached to the Common Shares, the Company issued 430,000 warrants to purchase shares of the Company’s Common Stock. The Company recognized $9,180 in employee stock option expense and for the amortization of warrants issued in prior periods.

As share-based compensation to employees and non-employees, the Company issued 1,839,453 shares of common stock valued at $478,480, based on the market price of the stock on the date of issuance.   As interest expense on outstanding notes payable, the Company issued 1,006,119 shares of common stock valued at $307,106 based on the market price on the date of issuance.

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

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS

During the six months ended December 31, 2012, the Company did not issue any stock purchase options. The Company did recognize $9,180 in employee stock option expense and for the amortization of warrants issued in prior periods.

The Company issued warrants to purchase a total of 662,500 shares of the Company’s common stock. As described in Note 6, the Company issued 430,000 warrants attached to Common Stock. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

An additional 137,500 warrants were issued in conjunction with related party convertible notes payable. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The fair market value of the warrants has been accounted for as debt discount.

An additional 95,000 warrants valued at $20,163, were issued in advance for services to be amortized over the term of the service period. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below.

The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted:

2012
Expected volatility	106 – 126%
Expected dividends	0%
Expected term	3-5 Years
Risk-free interest rate	0.57 – .78%

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s Common Stock issued to employees and non-employees of the Company during the six months ended December 31, 2012. These warrants were granted to investors, lenders and, in other instances, in lieu of cash compensation for services performed.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and June 30, 2012

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

	Number of	Weighted Average	Weighted Average	Expiration Date	VAlue if
	Warrants	Exercise Price	Grant Date Fair	(yrs)	Exercized
Ouststanding as of June 30, 2012	6,529,331	$2.84	$3.55	1.94	$4,835,028
Granted	662,500	0.41	0.26	3.14	272,650
Canceled/Expired	(175,000)	(1.95)	-	-	(170,000)
Outstanding as of Dec 31, 2012	7,016,831	$0.70	$2.96	3.14	$4,937,678

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Agreements
Pursuant to a lease originally dated January 2006, we currently occupy approximately 11,800 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-to-month basis. The total lease expense is approximately $9,600 per month, payable in cash and Common Stock of the Company.

We are leasing office space on a month-to-month basis in West Hollywood, California. We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a lease expiring on August 31, 2013. The total lease expense for both facilities is approximately $4,305 per month, and the total remaining obligations under these leases at December 31, 2012 were approximately $0.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations. As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

Rent expense for the period ended December 31, 2012 was $79,943, of which $21,481 was paid in cash and $38,822 was paid in Common Stock. Rent expense for period ended December 31, 2011 was $55,104 of which $54,979 was paid in cash $125 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2013	$42,660
Thereafter	-
Total	$42,660

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

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “budget,” “budgeted,” “believe,” “will,” “intends,” “seeks,” “goals,” “forecast,” and similar words and expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.  We caution our readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in the forward looking statements, including those factors described under “Risk Factors” and elsewhere herein.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.  These risks and uncertainties, many of which are beyond our control, include:

•	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in growth and growth rate of our operations, business, revenues, operating margins, costs, expenses and acceptance of any products or services;

•	volatility of the stock market, particularly within the technology sector;

•	our dilution related to all equity grants to employees and non-employees;

•	that we will continue to make significant capital expenditure investments

•	that we will continue to make investments and acquisitions;

FORWARD-LOOKING AND CAUTIONARY STATEMENTS - continued

•	the sufficiency of our existing cash and cash generated from operations;

•	the increase of sales and marketing and general and administrative expenses in the future;

•	the growth in advertising revenues from our websites and studios will be achievable and sustainable;

•	that seasonal fluctuations in Internet usage and traditional advertising seasonality are likely to affect our business; and

•	general economic conditions.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of December 31, 2012, there were 38,620,207 shares of Common Stock issued and outstanding.   From April 2006 to June December 31, 2012, we have raised approximately $16.51 million in the form of equity for purposes of research and development, the launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

 Business

Studio One Media, Inc. (“Studio One” or the “Company”) is a diversified media and technology company. The Company’s wholly-owned subsidiaries include MyStudio HD Recording Studios, Inc. and AfterMaster HD Audio Labs, Inc.

Over the past several years, the Company and its subsidiaries have been engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies for professional and consumer use, including MyStudio® HD Recording Studios, AfterMaster™ HD Audio and ProMaster HD™.

The Company has the ability to generate revenue from four primary sources: (1) MyStudio recording sessions; (2) digital advertising and sponsorship opportunities; (3) website advertising revenues; and (4) mastering or “AfterMastering”/”ProMastering” of audio.  The Company believes that Studio One’s award winning and groundbreaking audio/video technologies and unique business models have the potential to have a significant impact in the entertainment and social media sectors.

Business Update

The financial results for the first quarter of fiscal 2013 were below our targets as the Company continued to embark on several key initiatives, which included redefining our product, staffing, pricing, marketing and demographics. These initiatives included testing of off-site session purchases, promotional sessions, multiple fee changes, testing new locations and staffing, all of which had varying effect on sales. In addition, the Company experienced a decline in studio revenues as it was not able to launch studios in new Hard Rock locations until it fulfilled among other things existing lease arrangements.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

The Company recently entered into a revenue sharing agreement with Hard Rock International to relocate up to five of its existing seven studios to Hard Rock venues in the United States. The first Hard Rock/MyStudio opened in Las Vegas in October 2012. In addition, the Company entered into a revenue sharing and marketing agreement for its Nashville based studio with Warner Music Nashville (“WMN”). The agreement calls for WMN to use the studio to create awareness for its popular artists and look for new talent through contests and other interactive initiatives at the studio.

As a result of the new initiatives and realignment on our objectives, we believe that the Company is positioned to capitalize on its MyStudio and AfterMaster technologies in the upcoming year.  We are encouraged by the growing interest in using MyStudio for casting purposes for national television shows and believe that MyStudio provides a compelling technological breakthrough for talent seekers. Additionally, we remain very positive on the opportunity for AfterMaster to provide significant future revenues for the Company and its potential to greatly improve digital audio for music, motion pictures and television.

The X Factor

The second season of The X Factor saw MyStudio make a significant contribution to the show with a positively disproportionate number of MyStudio auditioners making it to all X Factor elimination levels. Despite conducting less than 10% of the total auditions, two of the final four contestants, Carly Rose Soneclar and Emblem 3 came from My Studio auditions.

All seven MyStudios plus a newly introduced mobile Pepsi/MyStudio unit were used by aspiring musicians to audition for the show.  The mobile Pepsi/MyStudio unit was utilized in nine cities throughout the United States.  The mobile studio was a successful opportunity for us to showcase the quality and ease of use of the studios, as well as build brand awareness for MyStudio.

As background, we announced in 2011 that we had entered into a multi-year strategic partnership with The X Factor in the United States.  Led by Simon Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world’s top musical talent, The X Factor had tremendous success in Europe before being introduced into the U.S. last year.  Mr. Cowell recognized the significant opportunity MyStudio offered in terms of broadening the audition base.  Mr. Cowell and other reality television producers understand that their shows are only as good as the talent identified and MyStudio provides a revolutionary new technology for finding talent in a cost-effective, operationally-efficient manner.

The success of The X Factor auditions led to the company to host auditions for "America's Next Top Model" late in the year.

Television Production Agreement

In late 2011, the Company signed an agreement with one of North America’s largest television and movie production companies for the co-development of a television show for national broadcast. The plan for the television show is to use content produced by MyStudio users to showcase their talents in a variety of categories (e.g., music and comedy). Since the signing, the Company and production company have worked closely on the development process to ensure a fresh and exciting concept that will capture national audiences.

We are pleased to be working with the aforementioned television production company as it has had a great rate of success in getting television shows produced and aired on major television networks. Its stature and reach as an international television “powerhouse” provides additional credibility to the quality of our studios and the opportunity for the show to be a success.

While we had hoped that the new show would begin airing in calendar 2012, both parties have agreed that additional investment in the content development process would be prudent and enhance the likelihood for the show’s success.  We are currently working to finalize agreements for the show’s hosts and executive producers, which are expected to be internationally renowned entertainers.  We believe that the unique content of the show, coupled with the substantial fan base of the executive producers, will be of great interest to one of the national networks and accelerate the timing for the show’s debut.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

We believe this is a very important development for the company.  First, we have always sought to partner with leading companies in their respective fields where there will be a synergistic value for both parties.  With the strong global brand of Hard Rock and the breadth of its properties around the world, the partnership should significantly enhance the brand awareness of MyStudio.  Secondly, this should create an important revenue stream for the company due to the high traffic of visitors at Hard.

The agreement provides for the companies to share in the revenues generated from the studio sessions, as well as on-studio advertising. In exchange for placing studios in the Hard Rock venues, a Hard Rock affiliate will be responsible for overhead costs of the studios, which includes labor and rent.  Additionally, Hard Rock will expected to promote the studios in its marketing campaigns, which could provide an additional uplift in session revenue for other non-Hard Rock MyStudio locations.   Hard Rock intends to seek sponsors and other partners to further compliment the MyStudio/Hard Rock partnership to drive additional traffic to those venues.

The partnership underscores Hard Rock’s commitment to its customers of offering high quality food in fun and entertaining environment.  The studios located on Hard Rock properties will also participate in other nationally sponsored contests and auditions that are coordinated through Studio One.

Warner Music Nashville

The Company entered into an exclusive promotion agreement with Warner Music Nashville ("WMN") for the Company's Nashville based studio. WMN is one of the most important country and music labels with superstars such as Blake Shelton, Dwight Yoakam, Faith Hill and Big & Rich. The revenue sharing agreement calls for WMN to utilize MyStudio as an exciting and innovative way to promote its artists as well as connect with their fans by way of interaction with the studio at the mall and through online video contests.  Country music fans will have the opportunity to create a variety of high definition videos and enter them into contests hosted by Warner Music Nashville and MyStudio. The Company expects the arrangement to raise awareness of its brand and generate increased revenues from promotions initiated by such a high profile partner in the Tennessee market.

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

As a result of favorable exposure from The X Factor and positive feedback from other partnerships, we have received a significant number of in-bound enquires about using the studios for other reality television shows, live theater and a host of other auditions and contests.  The studios have recently been used for casting for the upcoming new reality series entitled America’s Most Eligible and Tyra Banks' America's Next Top Model.   Earlier in the fiscal year, the studios were also used for casting and featured in the new series called Remodeled, which was led by supermodel agent Paul Fisher. The show centered around building a national network of new modeling talent.  Mr. Fisher is also an important member of the Company’s Advisory Board. Numerous other contests using the MyStudio technologies have been hosted in the current and prior years, including music, modeling and comedy.

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

Our stated goal has been to ultimately gain a national footprint of studios throughout the United States.  The recently announced Hard Rock partnership and other initiatives should aid in the rollout of new studios in the U.S. and abroad.  We continue to believe that there is a tremendous opportunity for MyStudio in Asia as karaoke plays a significant role in the culture and entertainment.  We continue to receive interest by foreign parties seeking to introduce MyStudio in various markets.  We will continue to evaluate those opportunities as we identify key partners that have the financial and operational wherewithal to support a large rollout of studios in the region.

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

Studios

We are currently in the process of relocating up to five studios in accordance with our agreement with Hard Rock International. When those studios are relocated, we will have a total of seven studios available for use by the general public.

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

AfterMaster was an internally-developed, proprietary (patents-pending) mastering and remastering technology that makes music and other audio files sound significantly louder, fuller and clearer than traditionally mastered music.  The technology can be applied to virtually all audio sources including music, radio, motion pictures and television.  The technology has been used to enhance music created by such artists as Lady Gaga, Janet Jackson, and many others.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

The ProMaster product was recently introduced through a new relationship with music retail giant Guitar Center.  Guitar Center has over 225 stores nationally and caters to recreational, amateur/aspiring and professional musicians.  The ProMaster product will be marketed by Guitar Center in-store and through its catalogs, mailers and online advertising.   Musicians are able to upload their files and have them mixed, mastered and/or remastered by ProMaster at an affordable price and a short turnaround period.

Alternatively, musicians can send their music directly to our www.ProMasterHD.com.   We have recently begun a viral marketing campaign for the product on various websites frequented by amateur musicians.  Key individuals for the campaign include our VP of Audio and Rock and Roll Hall of Fame nominee Shelly Yakus and music producers Rodney Jerkins, Richard Perry and Andrew Dawson.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

We have focused significant efforts on this aspect of our business model and have formed strategic partnerships with Simon Cowell’s The X Factor, Hard Rock International, Back Stage Casting and RealityWanted.com.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

Employees

As of December 31, 2012 we employed ten full-time and three part-time employees, including attendants at the MyStudio locations.  We expect to seek additional employees in the next year to handle anticipated potential growth.

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

We lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on August 31, 2013.  The total lease expense for the facility is approximately $4,305 per month, and the total remaining obligations under these leases at December 31, 2012 were approximately $34,440.

We also lease one retail location in Opry Mills Mall Nashville, Tennessee in connection with our MyStudio Kiosk.  This lease expires on February 01, 2013.  The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under these leases at December 31, 2012 were approximately $3,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
	Six months Ended December 31,
	2012	2011
Session Revenues	$18,132	$51,961
Advertising Revenues	2,000	2,016
AfterMaster Revenues	32,490	56,900
Mobile Bus Revenues	30,000	-
Total Revenues	$82,622	$110,877

Our business model currently generates revenues from four primary sources:

1)	Paid user fees from customers who utilize the Fixed and Model studios to create an audio/video recording;
2)	Advertising revenue from the external monitors located on each MyStudio facility;
3)	Advertising revenue from our website;
4)	AfterMaster revenue; and
5)	Revenues from mobile tour.

The revenues from each of the first two of these sources as well as the fifth source are expected to increase proportionally to the number of studios we place in operation. The revenue from advertising on the website will depend on the number and length of visits to our website by MyStudio users and other viewers. Revenues from AfterMaster services resulted primarily from audio services provided to producers and artists on a contract basis. This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from pay-per-play downloads.

The revenue for the six months ended December 31 2012 decreased by $82,622 to $28,255 from $110,877 over the comparable six month period ended December 31, 2011 due to a decrease in Session and AfterMaster income this period and a decrease in Mobile Bus Revenues.

Cost of Sales
	Six Months Ended
	December 31,
	2012	2011
Cost of Sales (excluding depreciation and amortization)	$193,061	$410,329

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The decrease in cost of sales for the six months ended December 31, 2012, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company operating fewer studios in the current year.

Other Operating Expenses

	Six Months Ended
	December 31,
	2012	2011
Cost of Barter Exchanges	$-	$23,500
Depreciation and Amortization Expense	81,023	231,630
General and Administrative Expenses	1,483,001	2,138,355
Total	$1,564,024	$2,393,485

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, advertising, and expenses related to the issuance of stock compensation.

General and administrative expenses decreased in the six-month period ended December 31, 2012 compared to the six months ended December 31, 2011 due to a decrease in advertising expenses from $33,352 in 2011 to $7,739 in 2012. The decrease in advertising expenses is due to the fact that our efforts during the period were focused primarily on the X Factor auditions and the relocation of studios after the auditions were completed.  Professional fees also decreased from $1,372,808 in 2011 to $794,213 in 2012.  The decrease in professional fees is primarily attributable to our issuing less Common Stock and warrants to various employees and consultants for services rendered during the period.  Director fees also decreased from $106,270 in 2011 to $39,233 in 2012.  The decrease in director fees is primarily attributable to decrease in stock based compensation during the period.  Other general and administrative expenses also decrease in 2012, when compared to the same period in 2011, as a result of the Company installing and deploying new studios, which did not occur in the current period.

Other Income and Expenses
	Six Months Ended
	December 31,
	2012	2011
Interest Expense	$(671,563)	$(581,419)
Gain (Loss) on Extinguishment of Debt	-	191
Total	$(671,563)	$(581,228)

The other income and expenses during the six months ended December 31, 2012, totaled $671,563 of net expenses, which consists of interest expense. During the comparable period in 2011, other income and expenses totaled $581,228 of net expenses, which was a combination of interest expense ($581,419) and other income ($191).  Interest has increased due to additional financing secured during the period.

	Six Months Ended
	December 31,
	2012	2011
Net Income (Loss)	$(2,346,026)	$(3,274,165)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large non-cash expenses, our net loss would be $1,195,149 and $2,393,227 for the periods ended December 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $82,622 during the six months ended December 31, 2012 as compared to $110,877 in the comparable period of 2011.  The Company has incurred losses since inception of $39,523,656.  At December 31, 2012, the Company has negative working capital of $3,977,229, which is a decrease in working capital of $1,118,459 from June 30, 2012.  The decrease in the working capital was primarily due to lower cash balances and additional short-term borrowings.

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

As of December 31, 2012, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

 The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2012 and June 30, 2012, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below.  In order to reduce the impact of these weaknesses to an acceptable level, hawse have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all ITEM financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4T. CONTROLS AND PROCEDURES – continued

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of December 31, 2012 and June 30, 2012, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2012 and June 30, 2012 were ineffective, based on COSO’s framework.

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

Except as described in the preceding paragraph, to the best knowledge of the Company’s management, at December 31, 2012, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

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

ITEM 1A - RISK FACTORS - continued

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

Exposure to Product Liability Lawsuits.

Our results of operations may be negatively impacted by product liability lawsuits.   While we expect to maintain what we believe to be suitable product liability insurance once we have commenced operations of services with the general public, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities.  A series of successful claims against us could materially and adversely affect our ITEM reputation and our financial condition, results of operations, and cash flows.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2012 included an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of December 31, 2012, we had 39,834,598 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 698,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 773,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,220,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 1,407,092 shares of Common Stock.  We had outstanding convertible debt with a face value of $3,950,000, which can be converted into approximately 1,883,850 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 7,016,830 additional shares of Common Stock at an average exercise price of $0.70.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following equity securities during the six months ended December 31, 2012.  We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.  Following is a summary of the shares of Common Stock issued during the six months ended December 31, 2012.

Common Stock:

·	450,800 shares of Common Stock for net cash proceeds of $106,700;

·	1,839,453 shares of Common Stock as share-based compensation to employees and non-employees;

·	1,046,744 shares of Common Stock as interest expense on outstanding notes payable; and

·	85,000 shares issued as related to the beneficial conversion feature.

The value of the share-based compensation was based on the market price of the stock on the day of issuance.

Warrants to Purchase Common Stock:

·	662,500 warrants issued with financing;

The estimated value of the Common Stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six months ended December 31, 2012, no matters were submitted to the shareholders for a vote.

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

STUDIO ONE MEDIA, INC.

Date: February 19, 2013	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: February 19, 2013	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: February 19, 2013	By:	/s/ Joseph A Desiderio
Joseph A Desiderio
Title: Chief Financial Officer