Form 10-Q
period 2013-03-31
STUDIO ONE MEDIA, INC.
filed 2013-05-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

☐ Yes     ☒ No

At May 15, 2013, the number of shares outstanding of Common Stock, $0.001 par value, was 42,863,744 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financials Statements

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$99,637
Other Receivable	18,592	11,870
Other Current Assets	35,299	96,383

Total Current Assets	53,891	207,890

Property and Equipment, net	431,153	445,235
Property and Equipment, yet to be placed in service	93,357	93,357

Intangible Assets, net	30,238	42,499

Other Assets
Deposits	160,029	93,016
Other assets	-	69,573

Total Other Long-term Assets	160,029	162,589

Total Assets	$768,668	$951,570

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,190,204	$1,161,989
Bank Overdraft	10,737	-
Lease Payable	22,731	-
Notes Payable - Related Party	575,000	575,000
Notes Payable	40,488	40,488
Convertible Notes Payable - Related Party, net of discount of $207,705 and $335,817, respectively	2,942,295	1,064,183
Convertible Notes payable, net of discount of $49,154 and $-0-, respectively	395,846	225,000

Total Current Liabilities	5,177,301	3,066,660

Long-Term Liabilities
Lease Payable, net of current portion	76,457	-
Convertible related party notes payable, net of discount of $3,867 and $321,300, respectively	696,133	1,328,700

Total Liabilities	5,949,891	4,395,360

Stockholders' Deficit
Convertible Preferred Stock, authorized 10,000,000 shares,
par value $0.001; 1,220,044 and 1,220,044 issued and
outstanding, respectively	1,220	1,220
Common Stock, authorized 100,000,000 shares,
par value $0.001; 41,923,246 and 36,412,601 shares issued
and outstanding, respectively	41,922	36,413
Additional Paid In Capital	35,144,199	33,696,207
Accumulated Deficit	(40,368,564)	(37,177,630)

Total Stockholders' Deficit	(5,181,223)	(3,443,790)

Total Liabilities and Stockholders' Deficit	$768,668	$951,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
REVENUES
Session Revenues	$162,299	$52,600
Advertising Revenues	-	15,100
AfterMaster Revenues	17,279	20,700
Total Revenues	179,578	88,400

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	77,711	183,196
Depreciation and Amortization Expense	57,471	138,968
General and Administrative Expenses	592,664	870,750

Total Costs and Expenses	727,846	1,192,914

Loss from Operations	(548,268)	(1,104,514)

Other Income (Expense)
Interest Expense	(298,140)	(344,100)
Other Income	1,500	1,826

Total Other Income (Expense)	(296,640)	(342,274)

Loss Before Income Taxes	(844,908)	(1,446,788)

NET LOSS	$(844,908)	$(1,446,788)

Preferred Stock Accretion and Dividends	(17,016)	(19,599)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(861,924)	$(1,466,387)

Basic and Diluted Loss Per Share of Common Stock	$(0.02)	$(0.04)

Weighted Average Number of Shares Outstanding	40,790,747	32,279,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Nine Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
REVENUES
Session Revenues	$210,431	$104,561
Advertising Revenues	2,000	17,116
AfterMaster Revenues	49,769	77,600
Total Revenues	262,200	199,277

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	270,772	593,525
Cost of Barter Exchanges	-	23,500
Depreciation and Amortization Expense	138,494	370,598
General and Administrative Expenses	2,075,665	3,009,105

Total Costs and Expenses	2,484,931	3,996,728

Loss from Operations	(2,222,731)	(3,797,451)

Other Income (Expense)
Interest Expense	(969,703)	(925,519)
Other Income	1,500	1,826
Gain (Loss) on Extinguishment of Debt	-	191

Total Other Income (Expense)	(968,203)	(923,502)

Loss Before Income Taxes	(3,190,934)	(4,720,953)

NET LOSS	$(3,190,934)	$(4,720,953)

Preferred Stock Accretion and Dividends	(51,048)	(375,638)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,241,982)	$(5,096,591)

Basic and Diluted Loss Per Share of Common Stock	$(0.08)	$(0.15)

Weighted Average Number of Shares Outstanding	39,064,369	33,739,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' (Deficit)

	Preferred		Common		Additional		Total
	Stock		Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2011	1,636,044	$1,636	30,916,182	$30,916	$30,748,186	$(29,672,287)	$1,108,451

Common Stock issued as dividend on preferred stock	-	-	45,550	46	23,026	(23,072)	-

Common Stock issued in conversion of preferred stock	(416,000)	(416)	832,000	832	(416)	-	-

Common Stock issued for cash, net of offering costs of $45,098	-	-	925,600	926	435,943	-	436,869

Common Stock issued in conversion of debt and extinguishment of liabilities	-	-	505,856	506	268,781	-	269,287

Share-based compensation - Common Stock	-	-	1,642,078	1,642	732,303	-	733,945

Share-based compensation - warrants and options	-	-	-	-	11,707	-	11,707

Warrants and Common Stock issued in advance of services	-	-	775,103	775	460,515	-	461,290

Warrants and Common Stock issued for interest expense	-	-	770,232	770	374,425	-	375,195

Beneficial conversion feature on issuance of convertible debt	-	-	-	-	388,443	-	388,443

Warrants issued in connection to issuance of convertible debt	-	-	-	-	253,294	-	253,294

Net loss for the year ended June 30, 2012	-	-	-	-	-	(7,482,271)	(7,482,271)

Balance, June 30, 2012	1,220,044	$1,220	36,412,601	$36,413	$33,696,207	$(37,177,630)	$(3,443,790)

Common Stock Sold for Cash, net of offering costs of $3,300	-	-	450,800	451	106,249	-	106,700

Share-Based Compensation - Common shares	-	-	3,133,732	3,131	703,194	-	706,325

Share-Based Compensation - Warrants and options	-	-	-	-	8,913	-	8,913

Shares Issued for Conversion of Debt and Interest	-	-	73,125	74	15,053	-	15,127

Warrants issued in advance of services	-	-	-	-	37,840	-	37,840

Warrants and common shares issued for interest expense	-	-	1,767,988	1,768	412,322	-	414,090

Beneficial Conversion Feature	-	-	85,000	85	159,242	-	159,242

Debt discount on extension of debt	-	-	-	-	5,179	-	5,179

Net loss for the nine months ended March 31, 2013	-	-	-	-	-	(3,190,934)	(3,190,934)

Balance, March 31, 2013	$1,220,044	$1,220	41,923,246	$41,922	$35,144,199	$(40,368,564)	$(5,181,308)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Loss	$(3,190,934)	$(4,720,953)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	138,495	370,598
Share-based compensation - Common Stock	711,200	480,715
Share-based compensation - warrants	8,913	9,706
Common Stock and warrants issued for interest	414,090	231,683
Amortization of debt discount and issuance costs	555,718	595,758
(Gain)/Loss on extinguishment of debt	5,179	(191)
Changes in Operating Assets and Liabilities:
Other receivables	(6,722)	(32,879)
Other assets	101,484	402,285
Lease payable	99,188	-
Accounts payable and accrued expenses	28,467	220,598

Net Cash Used in Operating Activities	(1,134,922)	(2,442,680)

INVESTING ACTIVITIES

Purchase of property and equipment	(112,152)	(104,257)

Net Cash Used in Investing Activities	(112,152)	(104,257)

FINANCING ACTIVITIES

Overdraft	10,737	-
Common Stock issued for cash, net of offering costs of $3,300 and $41,296, respectively	106,700	371,664
Proceeds from notes payable - related party	945,000	375,000
Proceeds from convertible notes payable - related party	-	1,450,000
Proceeds from convertible notes payable	135,000	325,000
Repayments of convertible notes payable	(50,000)	(100,000)

Net Cash Provided by Financing Activities	1,147,437	2,421,664

NET DECREASE IN CASH	(99,637)	(125,273)
CASH AT BEGINNING OF PERIOD	99,637	250,478

CASH AT END OF PERIOD	$-	$125,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$2,647

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$37,840	$269,287
Common Stock and warrants issued for prepaid services	10,252	408,790
Warrants and beneficial conversion feature on issuance of convertible debt	149,327	608,521
Common stock issued as dividend on preferred stock	-	15,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $40,368,564 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

The fair value of the Company’s notes payable at March 31, 2013 is approximately $3,638,428 (carrying value of $4,910,488).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Income Taxes
There is no income tax provision for the nine months ended March 31, 2013 and 2012 due to net operating losses, for which there is no benefit currently available.

At March 31, 2013, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable – Related Parties
	March 31,	June 30,
	2013	2012
	(Unaudited)
$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $0 and $137,774 at March 31, 2013 and June 30, 2012, respectively.	$250,000	$195,710

$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $7,757 and $153,741 at March 31, 2013 and June 30, 2012, respectively.	242,243	179,744

$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $49,071 and $222,848 at March 31, 2013 and June 30, 2012, respectively.	200,929	127,180

$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $60,905 and $206,888 at March 31, 2013 and June 30, 2012, respectively.	189,095	126,596

$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $0 and $49,285 as of March 31, 2013 and June 30, 2012, respectively.	250,000	200,715

$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $11,957 and $63,955 as of March 31, 2013 and June 30, 2012, respectively.	238,043	186,045

$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $5,831 and $26,851 as of March 31, 2013 and June 30, 2012, respectively.	94,169	73,149

$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $17,744 and $71,180 as of March 31, 2013 and June 30, 2012, respectively.	282,256	228,820

$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $4,296 and $13,713 as of March 31, 2013 and June 30, 2012, respectively.	95,704	86,287

$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $4,445 and $13,272 as of March 31, 2013 and June 30, 2012, respectively.	95,555	86,728

$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $2,690 and $7,443 as of March 31, 2013 and June 30, 2012, respectively.	147,310	142,557

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $3,929 and $10,927 as of March 31, 2013 and June 30, 2012, respectively.	196,071	189,703

$200,000 face value, issued in April 2012, interest rate of 10%, matures in October 2013, net of unamortized discount of $4,495 and $10,652 as of March 31, 2013 and June 30, 2012, respectively.	195,505	189,348

$150,000 face value, issued in May 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $2,897 and $6,557 as of March 31, 2013 and June 30, 2012, respectively.	147,103	143,443

$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $2,989 and $6,277 as of March 31, 2013 and June 30, 2012, respectively.	122,011	118,723

$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $3,369 and $6,865 as of March 31, 2013 and June 30, 2012, respectively.	121,631	118,135

$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2014, net of unamortized discount of $0 as of March 31, 2013.	50,000	-

$50,000 face value, issued in September 2012, interest rate of 10%, matures in March 2014, net of unamortized discount of $0 as of March 31, 2013.	50,000	-

$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $3,515 as of March 31, 2013.	96,485	-

$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $3,657 as of March 31, 2013.	96,343	-

$50,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $1,555 as of March 31, 2013.	48,445	-

$75,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $2,322 as of March 31, 2013.	72,678	-

$25,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $1,482 as of March 31, 2013.	23,518	-

$50,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $3,004 as of March 31, 2013.	46,996	-

$50,000 face value, issued in December 2012, interest rate of 10%, matures in June 2014, net of unamortized discount of $3,148 as of June 2014.	46,852	-

$75,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $2,637 as of March 31, 2013.	72,363	-

$25,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $796 as of March 31, 2013.	24,204	-

$35,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $1,373 as of March 31, 2013.	33,627	-

$5,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $195 as of March 31, 2013.	4,805	-

$10,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $467 as of March 31, 2013.	9,533	-

$50,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $2,868 as of March 31, 2013.	47,132	-

$50,000 face value, issued in March 2013, interest rate of 10%, matures in September 2014, net of unamortized discount of $2,178 as of March 31, 2013.	47,822	-

Total convertible notes payable – related parties	3,638,428	2,392,883

Less current portion	2,942,295	1,064,183

Convertible notes payable – related parties, long-term	$696,133	$1,328,700

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

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
March 31, 2013 and June 30, 2012

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

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

On January 14, 2013, the Company issued a convertible note to a related party for $75,000 that matures in July 14, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 18,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,158, for a total debt discount of $3,158.

On January 23, 2013, the Company issued a convertible note to a related party for $25,000 that matures in July 14, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 6,250 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $953, for a total debt discount of $953.

On January 31, 2013, the Company issued a convertible note to a related party for $35,000 that matures in July 31, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 8,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $1,644, for a total debt discount of $1,644.

On February 5, 2013, the Company issued a convertible note to a related party for $5,000 that matures in August 5, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 1,250 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $234, for a total debt discount of $234.

On February 14, 2013, the Company issued a convertible note to a related party for $10,000 that matures in August 14, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 2,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $559, for a total debt discount of $559.

On February 22, 2013, the Company issued a convertible note to a related party for $50,000 that matures in August 22, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 18,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,434, for a total debt discount of $3,434.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

On March 6, 2013, the Company issued a convertible note to a related party for $50,000 that matures in September 6, 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 18,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $2,605, for a total debt discount of $2,605.

Convertible Notes Payable - Non-Related Parties
	March 31,	June 30,
	2013	2012
	(Unaudited)
$100,000 face value, issued in September 2011, interest rate of 0%, originally matured in December 2011, extended to May 2013, net of unamortized discount of $-0- as of March 31, 2013 and June 30, 2012.	$100,000	$100,000

$10,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of March 31, 2013 and June 30, 2012.	10,000	10,000

$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of March 31, 2013 and June 30, 2012.	15,000	15,000

$15,000 face value, issued in December 2011, interest rate of 12%, matures in March 2012, net of unamortized discount of $-0- as of March 31, 2013 and June 30, 2012.	15,000	15,000

$10,000 face value, issued in December 2011, interest rate of 12%, matures in June 2012, net of unamortized discount of $-0- as of March 31, 2013 and June 30, 2012.	10,000	10,000

$75,000 face value, issued in January 2012, interest rate of 12%, matures in June 2013, net of unamortized discount of $-0- as of March 31, 2013 and June 30, 2012.	75,000	75,000

$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $-0- as of March 31, 2013.	50,000	-

$15,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $-0- as of March 31, 2013.	15,000	-

$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $-0- as of March 31, 2013.	10,000	-

$50,000 face value, issued in November 2012, interest rate of -0-%, matures in November 2013, net of unamortized discount of $22,100 as of March 31, 2013.	27,900	-

$30,000 face value, issued in February 2013, interest rate of -0-%, matures in November 2013, net of unamortized discount of $25,208 as of March 31, 2013.	4,792	-

$65,000 face value, issued in March 2013, interest rate of 10%, matures in April 2013, net of unamortized discount of $1846 as of March 31, 2013.	63,154	-

Total convertible notes payable – non-related parties	395,846	225,000

Less current portion	395,846	225,000

Convertible notes payable – non-related parties, long-term	$-	$-

On September 29, 2011, the Company issued a convertible note for $100,000 with an original maturity date 90 days after issuance. All or any amount of the principal amount of the note together with the accrued interest may be converted into shares of the

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

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
March 31, 2013 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

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

As additional compensation, the Company issued to the holder 10,000 shares of restricted Common Stock. At March 31, 2013 the note is in default, the note holder elected to convert the note and accrued interest on November 14, 2012.   The value of the debt discount relate to the attached common stock was $2,063.

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

On November 28, 2012, the Company issued a convertible note to an unrelated individual for $50,000 that matures one year after issuance. The note bears an interest rate of 0% for the first 90 days and 10% after 90 days per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at the lesser of $0.18 per share or 60% of the lowest trade price in the 25 trading days previous to conversion. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $33,333.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

On February 13, 2013, the Company issued a convertible note to an unrelated individual for $30,000 that matures on November 28, 2013. The note bears an interest rate of 0% for the first 90 days and 10% after 90 days per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at the lesser of $0.18 per share or 60% of the lowest trade price in the 25 trading days previous to conversion. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was$30,000.

On March 7, 2013, the Company issued a convertible note to an unrelated individual for $65,000 that matures 60 days after issuance. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.25 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period.

As additional compensation, the Company issued to the holder 65,000 shares of restricted common stock. The value of the debt discount relate to the attached Common Stock was $8,376.

Non-Convertible Notes Payable – Related Parties

	March 31,	June 30,
	2013	2012
	(Unaudited)
Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to June 2013, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	$200,000	$200,000

Face value of $250,000, issued in September 2011, matures in September 2012, 25,000 warrants per month issued for first 90 days, note bears interest at 15% from December 2011 through maturity.	250,000	250,000

Face value of $125,000, issued in October 2011, matures in October 2012, 30,000 warrants issued in lieu of interest through December 2011, note bears interest at 15% from December 2011 through maturity.	125,000	125,000

Total non-convertible notes payable – related parties	575,000	575,000

Less current portion	575,000	575,000

Non-convertible notes payable - related parties, long term	$-	$-

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

NOTE 4 – NOTES PAYABLE - continued

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

In February 6, 2013, the Company entered into a two-week note payable for $50,000 with a related party. The note provided for 0% interest per annum. The note was paid in full on maturity date.

Non-Convertible Notes Payable – Non-Related Parties
Non-convertible notes payable due to non-related parties consisted of the following as of March 31, 2013 and June 30, 2012:

	March 31,	June 30,
	2013	2012
	(Unaudited)
Various term notes with total face value of $40,488 due upon demand, interest rates range from 12% to 14%.	$40,488	$40,488
Total non-convertible note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Non-convertible notes payable – non-related parties, long-term	$-	$-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which 1,220,044 were issued and outstanding as of March 31, 2013 and June 30, 2012.

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 41,923,246 and 36,412,601 were issued outstanding as of March 31, 2013 and June 2012, respectively. The activity surrounding the issuances of the Common Stock is as follows:

For the Nine months Ended March 31, 2013
The Company issued 450,800 common shares for net cash proceeds of $106,700. The Company paid as offering costs $3,300 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds. Attached to the Common Shares, the Company issued 430,000 warrants to purchase shares of the Company’s Common Stock. The Company recognized $14,090 in employee stock option expense and for the amortization of warrants issued in prior periods.

As share-based compensation to employees and non-employees, the Company issued 3,133,732 shares of common stock valued at $706,325, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 1,767,988 shares of common stock valued at $431,183 based on the market price on the date of issuance.

For the Nine months Ended March 31, 2012
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

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS

During the nine months ended March 31, 2013, the Company did not issue any stock purchase options. The Company did recognize $14,090 in employee stock option expense and for the amortization of warrants issued in prior periods.

The Company issued warrants to purchase a total of 802,500 shares of the Company’s common stock. As described in Note 6, the Company issued 495,000 warrants attached to Common Stock. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

An additional 212,500 warrants were issued in conjunction with related party convertible notes payable. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The fair market value of the warrants has been accounted for as debt discount.

An additional 95,000 warrants valued at $19,521, were issued in advance for services to be amortized over the term of the service period. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2013 and June 30, 2012

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted:

2012
Expected volatility	106 – 128%
Expected dividends	0%
Expected term	2-5 Years
Risk-free interest rate	0.29 – .78%

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s Common Stock issued to employees and non-employees of the Company during the nine months ended March 31, 2013. These warrants were granted to investors, lenders and, in other instances, in lieu of cash compensation for services performed.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2012	6,529,311	2.84	3.55	1.95	4,835,028
Granted	802,500	0.40	0.19	4.20	318,900
Cancelled/Expired	(245,000)	0.84			(205,000)
Outstanding as of March 31, 2013	7,086,811	0.70	2.76	4.20	4,948,928

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Agreements
Pursuant to a lease originally dated January 2006, we currently occupy approximately 11,800 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-to-month basis. The total lease expense is approximately $9,600 per month, payable in cash and Common Stock of the Company.

We are leasing office space on a month-to-month basis in West Hollywood, California. We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a lease expiring on December 31, 2014. The total lease expense for both facilities is approximately $6,040 per month, and the total remaining obligations under these leases at March 31, 2013 were approximately $121,560.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations. As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

Rent expense for the period ended March 31, 2013 was $110,513, of which $53,121 was paid in cash and $57,392 was paid in Common Stock. Rent expense for period ended March 31, 2012 was $88,644, of which $20,087 was paid in cash $68,557 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments ($)
2013	$18,120
2014	72,480
2015	36,240
Total	$126,840

NOTE 9 - SUBSEQUENT EVENTS

On April 22, 2013, the Company entered into a Private Placement Memorandum offering restricted common stock at a per share price of $0.10.  The Company has issued 3,250,000 shares with an equity value of $325,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of March 31, 2013, there were 41,923,246 shares of Common Stock issued and outstanding.   From April 2006 to March 2013, we have raised approximately $20 million in the form of equity for purposes of research and development, the launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303. The Company also operates research, recording and mastering studios located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886.

 Business

Studio One Media, Inc. (“Studio One” or “the Company”) is a diversified media and technology company. The Company’s wholly-owned subsidiaries include MyStudio HD Recording Studios, Inc. and AfterMaster HD Audio Labs, Inc.

Over the past several years, the Company and its subsidiaries have been engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies for professional and consumer use, including MyStudio® HD Recording Studios, AfterMaster™ HD Audio and ProMaster HD™.

 The Company has the ability to generate revenue from several sources including: (1) mastering or “AfterMastering”/”ProMastering” of audio; (2) MyStudio recording sessions; (3) digital advertising and sponsorship opportunities; (4) mobile studio lease revenues. The Company believes that Studio One’s award winning and groundbreaking audio/video technologies and unique business models have the potential to have a significant impact in the entertainment and social media sectors.

Business Update

The Company is pleased to report that the financial results for the quarter ending March 31, 2013, reflect both record cash revenues and substantial reductions in operating costs and losses. Cash revenues for the three months was $179,578 vs. $88,400 (+103%) for the same period last year and also represents the highest cash revenue quarter since the Company's inception. Operational loss for the quarter was $548,268 vs. $1,104,514 (-50%) for the same period last year and operating costs declined 39%, resulting in a $0.02 loss per share for the quarter vs. $0.04 last year.

The revenue increase was substantially due to revenues from the Company's new MyStudio mobile recording studio. The 27' mobile studio was built for rental to third party companies and can be viewed at www.MyStudio.net. The Studio is currently branded for the "Coors Light, Search For The Coldest" for a three month promotional tour ending at the end of June. The Company expects the mobile studio to continue to be the revenue leader for its studio operations in the near term. Based on the success of its first mobile studio the Company is evaluating the manufacture of additional studios.

The Company also operates two stationary studios in the Hard Rock Cafe in Las Vegas and the Opry Mills Mall in Nashville, TN. This is in contrast to the seven studios that were operating last year. The Company has delayed installing additional studios in accordance with its agreement with Hard Rock International and other locations pending the outcome of the development of a proposed television series based on its studios. The Television show is being developed pursuant to a co-development agreement that the company entered into with Lionsgate Entertainment one of the world’s largest film and television production companies. If the development and sale of the series is successful, MyStudio's will be placed in locations strategically relevant to the TV show.

During the quarter, the Company entered into negotiations with one of the world’s largest independent music websites to offer its ProMaster mastering services to its members. ProMaster is an online music mastering service designed for independent artists which utilizes proprietary AfterMaster audio technology developed by AfterMaster HD Audio Labs, Inc., a wholly owned subsidiary of Studio One Media, Inc. On April 25, 2013 the Company subsequently finalized a multi-year agreement with the website to ProMaster a minimum of 450,000 songs per month. The Company is responsible to deliver no less than 15,000 songs per day to the website which will then be offered for sale by the website.  The agreement is a significant milestone for the Company and its AfterMaster audio technology. More information on AfterMaster and ProMaster can be found at AfterMasterHD.com and ProMasterHD.com respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition, during the quarter, the Company began development of a DSP chip that will allow its AfterMaster technology to be utilized in consumer products such as headphones, televisions, portable stereos and computers. The Company expects to complete development of the DSP chip in the second or third calendar quarters of this year.

The Company maintains an aggressive intellectual Property protection plan and was recently notified by the US Patent and Trademark Office that a fourth patent in its portfolio of pending patents has been allowed for issuance.

The X Factor

In April 2011, we entered into a multi-year strategic partnership with The X Factor in the United States. Led by Simon Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world’s top musical talent, The X Factor had tremendous success in Europe before being introduced into the U.S. last year.  Mr. Cowell recognized the significant opportunity MyStudio offered in terms of broadening the audition base.  Mr. Cowell and other reality television producers understand that their shows are only as good as the talent identified and MyStudio provides a revolutionary new technology for finding talent in a cost-effective, operationally-efficient manner. The Company conducted auditions for The X Factor in 2011 and 2012. Both seasons of The X Factor saw MyStudio make a significant contribution to the show with a positively disproportionate number of MyStudio auditioners making it to all X Factor elimination levels. Despite conducting less than 10% of the total auditions, two of the final four contestants, Carly Rose Sonenclar and Emblem 3 came from MyStudio auditions. The Company's studio's were not utilized for 2013 The X Factor auditions as there were not enough MyStudio locations available. The Company expects to resume The X Factor auditions in 2014.

The success of The X Factor auditions led the Company to host auditions for "America's Next Top Model" late in the year.

 Television Production Agreement

The Company is party to an agreement with one of North America’s largest television and movie production companies for the co-development of a television show based on its MyStudio recording studios for national broadcast. The plan for the television show is to use content produced by MyStudio users to showcase their talents in a variety of categories (e.g., music and comedy). Since the signing, the Company and production company have worked closely on the development process to ensure a fresh and exciting concept that will capture national audiences.

We are pleased to be working with the aforementioned television production company as it has had a great rate of success in getting television shows produced and aired on major television networks. Its stature and reach as an international film and television “powerhouse” provides additional credibility to the quality of our studios and the opportunity for the show to be a success.

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

 Hard Rock

We recently announced a strategic partnership with globally-recognized Hard Rock International, the owner and operator of over 175 restaurants, hotels and casinos around the world.  The partnership provides for us to install studios in Hard Rock locations. Three initial sites were announced, including the Hard Rock Café – Las Vegas, Hard Rock Café – Chicago and the Seminole Hard

Rock Hotel Casino – Hollywood, Florida.  We expect to announce additional locations in the future. To date, the Hard Rock Cafe in Las Vegas has been installed.

We believe this is a very important development for the company as we have always sought to partner with leading companies in their respective fields where there will be a synergistic value for both parties.  With the strong global brand of Hard Rock and the breadth of its properties around the world, the partnership should significantly enhance the brand awareness of MyStudio.

The agreement provides for the companies to share in the revenues generated from the studio sessions, as well as on-studio advertising. In exchange for placing studios in the Hard Rock venues, a Hard Rock affiliate will be responsible for overhead costs of the studios, which includes labor and rent. Additionally, Hard Rock will be expected to promote the studios in its marketing campaigns, which could provide an additional uplift in session revenue for other non-Hard Rock MyStudio locations. Hard Rock intends to seek sponsors and other partners to further compliment the MyStudio/Hard Rock partnership to drive additional traffic to those venues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has delayed installation of additional studios in Hard Rock and other locations in the short term, pending the outcome of the development of a proposed TV show based on MyStudio.

Warner Music Nashville

The Company entered into an exclusive promotion agreement with Warner Music Nashville ("WMN") for the Company's Nashville based studio. WMN is one of the most important country and music labels with superstars such as Blake Shelton, Dwight Yoakam, Faith Hill and Big & Rich. The revenue sharing agreement calls for WMN to utilize MyStudio as an exciting and innovative way to promote its artists as well as connect with their fans by way of interaction with the studio at the mall and through online video contests.  Country music fans will have the opportunity to create a variety of high definition videos and enter them into contests hosted by Warner Music Nashville and MyStudio. The Company expects the arrangement to raise awareness of its brand and generate increased revenues from promotions initiated by such a high profile partner in the Tennessee market. The Company expects the first promotion to begin in June.

Additional Strategic Opportunities

Since the introduction of the first studio, one of the primary objectives of the management team has been to develop strategic relationships with industry leaders in the music and entertainment fields.  The Company has successfully partnered with leading names, such as The X Factor, and Hard Rock International that have allowed it to gain national branding exposure without having to expend significant capital for marketing.

As a result of favorable exposure from The X Factor and positive feedback from other partnerships, we have received a significant number of in-bound enquires about using the studios for other reality television shows and a host of other auditions and contests.  The studios have recently been used for casting for the upcoming new reality series entitled America’s Most Eligible and Tyra Banks' America's Next Top Model.  Earlier in the fiscal year, the studios were also used for casting and featured in the new series called Remodeled, which was led by supermodel agent Paul Fisher. The show centered around building a national network of new modeling talent.  Mr. Fisher is also an important member of the Company’s Advisory Board. Numerous other contests using the MyStudio technologies have been hosted in the current and prior years, including music, modeling and comedy.

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

Mobile Studios

During the year, we also built and successfully deployed a temporary mobile MyStudio for Pepsi, which was used throughout the country for The X Factor auditions. Pepsi was a sponsor of the X Factor auditions. Based on the success of this mobile studio, we believed that mobile studios could offer a significant revenue opportunity for the Company from both promotional use, as well as the ability to sell advertising on the studios as they travel the United States promoting various contests and auditions. In January we completed the manufacture of our first mobile MyStudio and has to date operated at a profit. The studio is currently on a multi-city tour in conjunction with "Coors Light, Search for The Coldest" campaign.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

AfterMaster

We continue to believe that AfterMaster is one of the most significant breakthroughs in digital audio and that it has the potential to create significant revenues for the Company.  The feedback from music industry executives, leading artists, mastering houses, and top consumer products companies has been exceptional.  The broad commercialization of this technology is a top priority for the management and Board of Directors of the Company.

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

We believe that AfterMaster provides record labels with such a significant opportunity as they are able to remonetize their catalogs by offering high definition (“HD”) audio versions through the use of our technology.   As such, we are in discussions with several leaders in music about utilizing our technology for the re-release of the HD versions of their catalogs.  Such songs can be released in physical format (e.g., CDs) or digital downloads through leading online music retailers.

 In addition to the record labels, we are in discussions with other potential users of the technology.  Such discussions include consumer electronics companies that see the opportunity to differentiate their products with enhanced audio capabilities offered through the use of an AfterMaster chip in their products.  We believe this represents an enormous market for the Company to have its product integrated into phones, televisions, radios and a host of other products.  As the convergence of features for such consumer electronics continues, it can be difficult for leading consumer electronics companies to differentiate their products. We believe that AfterMaster provides a unique and significant competitive opportunity for one or more of the leading consumer audio OEMs.

 The Company’s Advisory Board of influential leaders in the music and motion picture industry are a critical element of the Company’s marketing strategy for AfterMaster.

ProMaster

Utilizing technologies created in the development of AfterMaster, the Company has recently introduced a consumer version of AfterMaster which it has branded as ProMasterHD.

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

Music industry sources have stated that millions independent songs are produced each month around the world.  The expense of mastering such music for the amateur musician is often cost prohibitive, as it can cost over $500 per song.  At a price of $34.99 per song, ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use or with intent to showcase their music in hopes of advancing their career aspirations.

Based on the enormous addressable market for such a product, we believe that ProMaster has the potential to generate significant revenues for the Company.

On April 25, 2013 the Company entered into a ground-breaking agreement with one of the worlds largest independent music websites. The multiyear agreement calls for the website to provide no less than 450,000 songs a month to ProMaster. The Company is responsible to deliver a minimum of 15,000 songs per day. The songs will be offered for resale and revenues split between the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Corporate

Chief Financial Officer, Mr. Joe Desiderio resigned as CFO on April 17, 2013. He was replaced by Mirella Chavez, the Company's Chief Accounting Officer who has been employed with the Company for over five years. Ms. Chavez is currently acting CFO. Mr. Desiderio remains on the Board of Directors.

The Company has been awarded four patents over the past eighteen months. The Company has a very aggressive intellectual property strategy to protect the MyStudio, AfterMaster and related technologies it has developed.  The Company has a number of other patents pending. Over the past several years, the weak capital markets have constrained our growth and the full implementation of our business plan for the roll-out of new studios.  Despite these difficulties, the Company has and continues to raise capital for studio operations and advancement of AfterMaster. We expect to continue raising required capital through both equity and debt financings to further our corporate objectives.

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

MyStudio Business Strategy

We believe that MyStudio offers a service never before available to the public - a professional quality recording experience at an affordable price. The HD virtual backgrounds, professional lighting and specially engineered sound cannot be replicated by users at home or outside a professional studio.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio has successfully partnered with top names in the entertainment business, as described below.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company is party to an agreement with one of North America’s largest television and movie production companies for the co-development of a television show based on its MyStudio recording studios for national broadcast. The plan for the television show is to use content produced by MyStudio users to showcase their talents in a variety of categories (e.g., music and comedy). Since the signing, the Company and production company have worked closely on the development process to ensure a fresh and exciting concept that will capture national audiences.

We are pleased to be working with the aforementioned television production company as it has had a great rate of success in getting television shows produced and aired on major television networks. Its stature and reach as an international film and television “powerhouse” provides additional credibility to the quality of our studios and the opportunity for the show to be a success.

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

We continue to pursue additional reality TV, music, modeling and comedy audition opportunities.

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

 AfterMaster was an internally-developed, patents-pending mastering and remastering technology that makes music and other audio files sound significantly louder, fuller and clearer than traditionally mastered music.  The technology can be applied to virtually all audio sources including music, radio, motion pictures and television.  The technology has been used to enhance music created by such artists as Lady Gaga, Janet Jackson, Aerosmith and many others.

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

The Company’s Advisory Board of influential leaders in the music and motion picture can play a critical element of the Company’s marketing strategy for AfterMaster.

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

Music industry sources have stated that millions of songs by independent musicians are produced each month around the world..  The expense of mastering such music for the amateur musician is often cost prohibitive, as it can cost over $500 per song.  At a price of $34.99 per song, ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use or with intent to showcase their music in hopes of advancing their career aspirations.

 In April, 2013 the company finalized a multi-year agreement with one of the worlds largest independent music websites to offer its ProMaster mastering services to its members. The agreement calls for the website to provide to ProMaster a minimum of 450,000 songs per month. The Company is responsible to deliver no less than 15,000 songs per day to the website which will then be offered for sale by the website.  The agreement is a significant milestone for the Company and its AfterMaster audio technology. More information on AfterMaster and ProMaster can be found at AfterMasterHD.com and ProMasterHD.com respectively.

Based on the enormous addressable market for such a product, we believe that ProMaster has the potential to generate significant revenues for the Company.

Intellectual Property and Licensing

We have implemented an aggressive intellectual property program including the filing of numerous foreign and domestic patent applications and trademark applications with the U.S. Patent and Trademark Office, all of which are designed to protect what we believe is innovative and proprietary technology. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology. We currently have four patents issued with numerous patents and trademarks pending.

Employees

As of March 31, 2012 we employed eight full-time and seven part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union nor have they entered into any collective bargaining agreements.

The Company believes that continued to embark on several key initiatives, which included redefining our product, staffing, pricing, marketing and demographics. These initiatives included testing of off-site session purchases, promotional sessions, multiple fee changes, testing new locations and staffing, all of which had varying effect on sales. In addition, the Company experienced a decline in studio revenues as it was not able to launch studios in new Hard Rock locations until it fulfilled among other things existing lease arrangements.

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

We lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on December 31, 2014.  The total lease expense for the facility is approximately $6,040 per month, and the total remaining obligations under these leases at March 31, 2013 were approximately $126,840.

We also lease one retail location in Opry Mills Mall Nashville, Tennessee in connection with our MyStudio Kiosk.  This lease expires on June 01, 2013.  The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under these leases at March 31, 2013 were approximately $6,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Revenues
	(Unaudited) Nine months Ended March 31,
	2013	2012
Session Revenues	$210,431	$104,561
Advertising Revenues	2,000	17,116
AfterMaster Revenues	49,769	77,600
Total Revenues	$262,200	$199,277

Our business model currently generates revenues from five primary sources:

1)	Paid user fees from customers who utilize the Fixed studios to create an audio/video recording;
2)	Advertising revenue from the external monitors located on each MyStudio facility;
3)	Advertising revenue from our website;
4)	AfterMaster revenue; and
5)	Revenues from mobile tour.

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

The revenue for the nine months ended March 31, 2013 increased by $62,923 to $262,200 from $199,277 over the comparable nine month period ended March 31, 2012 the increase was substantially due to revenues from the Company's new MyStudio mobile recording studio.

Cost of Sales
	(Unaudited) Nine Months Ended
	March 31,
	2013	2012
Cost of Sales (excluding depreciation and amortization)	$270,772	$593,525

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The decrease in cost of sales for the nine months ended March 31, 2013, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company operating fewer studios in the current year.

Other Operating Expenses

	(Unaudited) Nine Months Ended
	March 31,
	2013	2012
Cost of Barter Exchanges	$-	$23,500
Depreciation and Amortization Expense	138,494	370,598
General and Administrative Expenses	2,075,665	3,009,105
Total	$2,214,159	$3,403,203

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities to our finance, human resources, facilities, information technology, advertising, and expenses related to the issuance of stock compensation.

General and administrative expenses decreased in the nine-month period ended March 31, 2013 compared to the nine months ended March 31, 2012 due to a 31% decrease in overhead expenses such as studio rent, employee and consultant expenses. The decrease in general and administrative expenses is due to the fact that our efforts during the period were focused primarily remapping the company to run more efficiently with lower overhead expenses. Other general and administrative expenses also decrease in 2013, when compared to the same period in 2012, as a result of the Company installing and deploying new studios, which did not occur in the current period.

Other Income and Expenses
	(Unaudited) Nine Months Ended
	March 31,
	2013	2012
Interest Expense	$(969,703)	$(925,519)
Gain (Loss) on Extinguishment of Debt	-	191
Total	$(969,703)	$(925,328)

The other income and expenses during the nine months ended March 31 2013, totaled $986,965 of net expenses, which consists of interest expense. During the comparable period in 2012, other income and expenses totaled $925,328 of net expenses, which was a combination of interest expense ($925,519) and other income ($191).  Interest has increased due to additional financing secured during the period.

	(Unaudited) Nine Months Ended
	March 31,
	2013	2012
Net Income (Loss)	$(3,190,934)	$(5,096,591)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large non-cash expenses, our net loss would be $2,221,231 and $3,403,091 for the periods ended March 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $262,200 during the nine months ended March 31, 2013 as compared to $199,277 in the comparable period of 2012.  The Company has incurred losses since inception of $40,368, 564.  At March 31, 2013, the Company has negative working capital of $4,165,193, which is a decrease in working capital of $1,118,459 from June 30, 2012.  The decrease in the working capital was primarily due to lower cash balances and additional short-term borrowings.

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

As of March 31, 2013, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

 The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2013 and June 30, 2012, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

 Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of March 31, 2013 and June 30, 2012, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of March 31, 2013  and June 30, 2012 were ineffective, based on COSO’s framework.

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

Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2013.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The Company was a defendant in a suit brought by one if its suppliers.  The Company has defended the claim alleging that the vendor failed to deliver the goods and services contracted for.  A tentative settlement agreement has been negotiated pursuant to which, if executed, will result in the Company paying the vendor approximately $75,000 in equal payments, without interest, over a period of eighteen months.   The Company has accrued the debt of $75,000.

Except as described in the preceding paragraph, to the best knowledge of the Company’s management, at March 31, 2013, there are no legal proceedings which the Company believes will have a material adverse effect on its business, results of operations, cash flows or financial condition.

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2013 included an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of March 31, 2013, we had 41,923,246 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 698,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 773,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,220,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 1,407,092 shares of Common Stock.  We had outstanding convertible debt with a face value of $4,305,000, which can be converted into approximately 2,045,100 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 7,086,831 additional shares of Common Stock at an average exercise price of $0.70.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following equity securities during the nine months ended March 31, 2013.  We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.  Following is a summary of the shares of Common Stock issued during the nine months ended March 31, 2013.

Common Stock:

·	450,800 shares of Common Stock for net cash proceeds of $106,700;

·	1,294,280 shares of Common Stock as share-based compensation to employees and non-employees;

·	1,767,988 shares of Common Stock as interest expense on outstanding notes payable; and

·	85,000 shares issued as related to the beneficial conversion feature.

The value of the share-based compensation was based on the market price of the stock on the day of issuance.

Warrants to Purchase Common Stock:

·	802,500 warrants issued with financing;

The estimated value of the Common Stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine months ended March 31, 2013, no matters were submitted to the shareholders for a vote.

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

STUDIO ONE MEDIA, INC.

Date: May 15, 2013	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: May 15, 2013	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: May 15, 2013	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer