Form 10-K
period 2013-06-30
STUDIO ONE MEDIA, INC.
filed 2013-10-15
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2013

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

As of June 30, 2013, the number of shares of Registrant’s Common Stock outstanding was 51,244,242

DOCUMENTS INCORPORATED BY REFERENCE

STUDIO ONE MEDIA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED
       JUNE 30, 2013

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Corporate Background

 We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of June 30, 2013, there were 51,244,242 shares of Common Stock issued and outstanding.   From April 2006 to June 2013, we have raised approximately $21 million in the form of equity for purposes of research and development, the launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303. The Company also operates research, recording and mastering studios located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886.

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

Business Update

The Company is pleased to report that the financial results for the year ending June 30, 2013, reflect a modest increase in revenues and very substantial reductions in the cost of sales, operating expenses and losses. Revenue for the year increased 23% to $277,737 while the cost of sales was reduced by 66% to $322,973 from $941,808. Operating expenses were reduced 33% to $3,571,800 from $5,358,507 and the loss for the year decreased 43% to $4,313,393 from $7,482,271.

The increase in sales for the year was due to revenues generated from the Company's new MyStudio mobile recording studio. The 27' mobile studio was built for rental to third party companies and can be viewed at www.MyStudio.net. The Studio was recently branded for the "Coors Light, Search For The Coldest" for a three month promotional tour that ended in early July. The Company expects the mobile studio to continue to be a revenue leader for its studio operations in the near term. Based on the success of its first mobile studio, the Company is evaluating the manufacture of additional studios.

The Company currently operates three stationary MyStudio’s at SONY Pictures Studios for the Queen Latifah Show, in the Hard Rock Cafe in Las Vegas and at the Opry Mills Mall in Nashville, TN. This is in contrast to the seven studios that were operating earlier in the year. The Company has delayed the installation of additional studios pending the outcome of the development of its proposed television series based on its studios.

The Company believes that the viability of MyStudio recording studios lies with national exposure through television programming or a lease out model for a specific use. The Company is continuing with its co-development agreement with LionsGate Entertainment, one of the world’s largest film and television production companies for the creation of a television series based on MyStudio. If the development and sale of the series is successful, MyStudio's will be placed in locations strategically relevant to the TV show. The Company expects to install such studios by the end of the year.

On April 25, 2013 the company finalized a multi-year agreement with ReverbNation, one of the world’s largest independent music websites to offer its ProMaster mastering services to ReverbNation members. ProMaster is an online music mastering service designed for independent artists, which utilizes proprietary AfterMaster audio technology developed by AfterMaster HD Audio Labs, Inc., a wholly owned subsidiary of the Company. The agreement calls for AfterMaster HD Audio Labs, Inc. to ProMaster a minimum of 450,000 songs per month. The Company is responsible to deliver no less than 15,000 songs per day to the website, which will then be offered for sale by the website. The processing of songs has been accelerated to 100,000 songs per day and over 3,500,000 songs have been done to date. The songs are being offered to ReverbNation artists for $24.99. The roll-out is currently in BETA testing. The agreement is a significant milestone for the Company and its AfterMaster audio technology. More information on AfterMaster and ProMaster can be found at AfterMasterHD.com.

ITEM 1. DESCRIPTION OF BUSINESS - continued

In addition, the Company has begun development of a DSP chip and associated free code that will allow its AfterMaster technology to be utilized in consumer products such as headphones, televisions, portable stereos and computers. The Company expects to complete development of the DSP chip and associated free code in the fourth calendar quarter of this year.

As a result of new initiatives and realignment of our objectives with MyStudio, we believe that the Company is positioned to capitalize on its MyStudio and AfterMaster technologies in the upcoming year.  We are encouraged by the growing interest in using MyStudio for casting purposes for national television shows and believe that MyStudio provides a compelling technological breakthrough for talent seekers. Additionally, we remain very positive on the opportunity for AfterMaster to provide significant future revenues for the Company and its potential to greatly improve digital audio for music, motion pictures and television.

In September 2012, the Company entered into an agreement with Hard Rock International owner of over 180 Hard Rock Hotels, restaurants and Casinos worldwide. The agreement contemplated several MyStudio HD recording studios to be installed in Hard Rock Cafes and Hotels in the US. The company installed a MyStudio in the Hard Rock Cafe in Las Vegas in September of 2012. The agreement estimated a operating costs for the Company at the location, but the company did not realize revenues to justify a national roll-out in additional Hard Rock locations.

The Queen Latifah Show.

In July 2013, the Company entered into a one year agreement to install a MyStudio at SONY Pictures Studios in Culver City, California for use by the Queen Latifah show. The Queen Latifah Show is a new daily one hour talk show produced by SONY and executive producers Will Smith and Jada Pinkett Smith and airs on CBS nationally. The studio is the centerpiece in an exclusive 1,500 sq. ft VIP audience room located next to the programs production theater. Audience members gather in the room and record videos that can be utilized in the daily production of the show.  The Company expects to have its video content featured on the show from time to time along with accompanying brand identifiers. The studio can be viewed at queenlatifah.com.

The X Factor

In April 2011, we entered into a multi-year strategic partnership with The X Factor in the United States. Led by Simon Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world’s top musical talent, The X Factor had tremendous success in Europe before being introduced into the U.S. last year.  Mr. Cowell recognized the significant opportunity MyStudio offered in terms of broadening the audition base.  Mr. Cowell and other reality television producers understand that their shows are only as good as the talent identified and MyStudio provides a revolutionary new technology for finding talent in a cost-effective, operationally-efficient manner. The Company conducted auditions for The X Factor in 2011 and 2012. Both seasons of The X Factor saw MyStudio make a significant contribution to the show with a positively disproportionate number of MyStudio auditioners making it to all X Factor elimination levels. Despite conducting less than 10% of the total auditions, two of the final four 2012 contestants, Carly Rose Sonenclar and Emblem 3 came from MyStudio auditions. The Company's studios were not utilized for 2013 The X Factor auditions as there were not enough MyStudio locations available. The Company expects to resume The X Factor auditions in 2014.

The success of The X Factor auditions led to the company to host auditions for "America's Next Top Model" late in the year and most recently The Queen Latifah Show.

Television Production Agreement

The Company is party to an agreement with LionsGate one of North America’s largest television and movie production companies for the co-development of a television show based on its MyStudio recording studios for national broadcast. The plan for the television show is to use content produced by MyStudio users to showcase their talents in a variety of categories (e.g., music and comedy). Since the signing, the Company and production company have worked closely on the development process to ensure a fresh and exciting concept that will capture national audiences.

We are pleased to be working with LionsGate as they have a high rate of success in producing television shows that air on major television networks. Its stature and reach as an international film and television “powerhouse” provides additional credibility to the quality of our studios and the opportunity for the show to be a success.

We are currently working to finalize agreements for the show’s hosts and executive producers, which are expected to be internationally renowned entertainers.  We believe that the unique content of the show, coupled with the substantial fan base of the executive producers, will be of great interest to one of the national networks and accelerate the timing for the show’s debut.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The production of a national television show such as this has been a long-time goal of the Company’s management team. We believe that such a show will allow for significant national and international exposure for MyStudio and thus drive substantially higher studio revenues. Based on the success of the show and the low cost of production, there is a significant possibility of rolling out such a format into international markets.

Hard Rock

In September 2012, we announced a strategic partnership with globally-recognized Hard Rock International, the owner and operator of over 180 restaurants, hotels and casinos around the world.  The partnership provided for us to install studios in multiple Hard Rock locations. Three initial sites were announced, including the Hard Rock Cafe – Las Vegas, Hard Rock Cafe – Chicago and the Seminole Hard Rock Hotel Casino – Hollywood, Florida. In September 2012, a MyStudio was installed in the Hard Rock Cafe in Las Vegas pursuant to one year location agreement. The agreement provided for the companies to share in the revenues generated from the studio sessions, as well as on-studio advertising. In exchange for placing studios in the Hard Rock venues, a Hard Rock affiliate was responsible for overhead costs of the studios, which included labor and rent.

The Las Vegas Hard Rock eliminated virtually all of the Company's operating costs for that location but resulted in lower than expected revenue numbers primarily due to low traffic numbers in a restaurant setting. The Company has subsequently determined that it cannot generate meaningful revenues at such locations in comparison to other locations and will therefore not be installing additional studios per the agreement.

Warner Music Nashville

The Company entered into an exclusive promotion agreement with Warner Music Nashville ("WMN") for the Company's Nashville based studio. WMN is one of the most important country and music labels with superstars such as Blake Shelton, Dwight Yoakam, Faith Hill and Big & Rich. The revenue sharing agreement calls for WMN to utilize MyStudio as an exciting and innovative way to promote its artists as well as connect with their fans by way of interaction with the studio at the mall and through online video contests.  Country music fans will have the opportunity to create a variety of high definition videos and enter them into contests hosted by Warner Music Nashville and MyStudio. The Company expects the arrangement to raise awareness of its brand and generate increased revenues from promotions initiated by such a high profile partner in the Tennessee market. The Company expects the first promotion to begin in October 2013.

Additional Strategic Opportunities

Since the introduction of the first studio, one of the primary objectives of the management team has been to develop strategic relationships with industry leaders in the music and entertainment fields. The Company has successfully partnered with leading names, such as The X Factor that have allowed it to gain national branding exposure without having to expend significant capital for marketing.

As a result of favorable exposure from The X Factor and positive feedback from other partnerships, we have received a significant number of in-bound enquires about using the studios for other reality television shows and a host of other auditions and contests.  The studios have recently been used for casting for the upcoming new reality series entitled America’s Most Eligible and Tyra Banks' America's Next Top Model.  Earlier in the fiscal year, the studios were also used for casting and featured in the new series called Remodeled, which was led by supermodel agent Paul Fisher. The show centered on building a national network of new modeling talent.  Mr. Fisher is also an important member of the Company’s Advisory Board. Numerous other contests using the MyStudio technologies have been hosted in the current and prior years, including music, modeling and comedy.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

Mobile Studios

During the year, we also built and successfully deployed a temporary mobile MyStudio for Pepsi, which was used throughout the country for The X Factor auditions. Pepsi was a sponsor of the X Factor auditions. Based on the success of this mobile studio, we believed that mobile studios could offer a significant revenue opportunity for the Company from both promotional use, as well as the ability to sell advertising on the studios as they travel the United States promoting various contests and auditions. In January we completed the manufacture of our first mobile MyStudio and has to date operated at a profit. The studio completed a multi-city tour in early July conjunction with Coors Light Beer, Search for The Coldest campaign.

AfterMaster

We continue to believe that our AfterMaster audio technology is one of the most significant breakthroughs in digital audio and that it has the potential to create significant revenues for the Company.  The feedback from music industry executives, leading artists, mastering houses and top consumer products companies has been exceptional.  The broad commercialization of this technology is a top priority for the Company.

AfterMaster was an internally-developed, proprietary (patents-pending) mastering and remastering technology that makes music and other audio files sound significantly louder, fuller and clearer than traditionally mastered music.  The technology can be applied to virtually all audio sources including music, radio, motion pictures and television.  The technology has been used to enhance music created by such artists as Lady Gaga, AKON, Diddy, Janet Jackson, and many others.

We believe that AfterMaster provides the record labels with a significant opportunity as they are able to remonetize their catalogs by offering high definition (“HD”) audio through the use of our technology.  As such, we are in discussions with several leaders in music about utilizing our technology for the re-release of the HD versions of their catalogs.  Such songs can be released in physical format (e.g., CDs) or digital downloads through leading online music retailers.

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

The ProMaster product was introduced through a new relationship with music retail giant Guitar Center. Guitar Center has over 225 stores nationally and caters to recreational, amateur/aspiring and professional musicians.  The ProMaster product will be marketed by Guitar Center in-store and through its catalogs, mailers and online advertising.  Musicians are able to upload their files and have them mixed, mastered and/or remastered by ProMaster at an affordable price and a short turnaround period.

Alternatively, musicians can send their music directly to our www.ProMasterHD.com. We have begun a viral marketing campaign for the product on various websites frequented by amateur musicians.  Key individuals for the campaign include our VP of Audio and Rock and Roll Hall of Fame nominee Shelly Yakus and music producers Rodney Jerkins, Richard Perry and Andrew Dawson.

Millions of independent songs are produced each month around the world.  The expense of mastering such music for the amateur musician is often cost prohibitive, as it can cost over $500 per song.  At a price of $24.999 per song, ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use or with intent to showcase their music in hopes of advancing their career aspirations.

Based on the enormous addressable market for such a product, we believe that ProMaster has the potential to generate significant revenues for the Company.

On April 25, 2013 the company finalized a multi-year agreement with ReverbNation, one of the world’s largest independent music websites to offer its ProMaster mastering services to ReverbNation members. ProMaster is an online music mastering service designed for independent artists which utilizes proprietary AfterMaster audio technology developed by AfterMaster HD Audio Labs, Inc., a wholly owned subsidiary of the Company. The agreement calls for AfterMaster HD Audio Labs, Inc. to ProMaster a minimum of 450,000 songs per month. The Company is responsible to deliver no less than 15,000 songs per day to the website which will then be offered for sale by the website. The processing of songs has been accelerated, to 100,000 songs per day and over 3,500,000 songs have been done to date. The songs are being offered to ReverbNation artists for $24.99. The roll-out is currently in BETA testing.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Corporate

Chief Financial Officer, Mr. Joe Desiderio resigned as CFO on April 17, 2013. He was replaced by Mirella Chavez, the Company's Chief Accounting Officer. Ms. Chavez is currently acting CFO. Mr. Desiderio remains on the Board of Directors.

The Company has been awarded four patents over the past year. The Company has an aggressive intellectual property strategy to protect the MyStudio, AfterMaster and related technologies it has developed.  The Company has a number of other patents pending. Over the past several years, the weak capital markets have constrained our growth and the full implementation of our business plan for the roll-out of new studios.  Despite these difficulties, the Company has and continues to raise capital for studio operations and advancement of AfterMaster. We expect to continue raising required capital through both equity and debt financings to further our corporate objectives.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

To date, we have not invested significant dollars for marketing as we believe such marketing efforts would not have been prudent without a national television exposure for MyStudio.

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

MyStudio has successfully partnered or strategically aligned with some of the top names in the entertainment business including The X Factor, Mark Burnett Productions, Hard Rock International, The Queen Latifah Show, Warner Music Nashville, BackStage and music licensing agreements with SONY, Universal, EMI and BMG.

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

Music industry sources have stated that millions of songs by independent musicians are produced each month around the world.  The expense of mastering such music for the amateur musician is often cost prohibitive, as it can cost over $500 per song.  At a price of $34.99 per song, ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use or with intent to showcase their music in hopes of advancing their career aspirations.

In April, 2013 the company finalized a multi-year agreement with one of the world’s largest independent music websites to offer its ProMaster mastering services to its members. The agreement calls for the website to provide to ProMaster a minimum of 450,000 songs per month. The Company is responsible to deliver no less than 15,000 songs per day to the website which will then be offered for sale by the website.  The agreement is a significant milestone for the Company and its AfterMaster audio technology. More information on AfterMaster and ProMaster can be found at AfterMasterHD.com and ProMasterHD.com respectively.

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

Employees

As of June 30, 2013 we employed eight full-time and seven part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

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

We lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on December 31, 2014.  The total lease expense for the facility is approximately $6,040 per month, and the total remaining obligations under these leases at June 30, 2013 were approximately $108,720.

We also lease one retail location in Opry Mills Mall Nashville, Tennessee in connection with our MyStudio Kiosk.  This lease expires on November 30, 2013.  The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under these leases at June 30, 2013 were approximately $9,000.

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

ITEM 1A.   RISK FACTORS - continued

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

ITEM 1A.   RISK FACTORS - continued

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2013 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of June 30, 2013, we had 51,244,242 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 613,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 773,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,220,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 1,407,092 shares of Common Stock.  We had outstanding convertible debt with a face value of $4,275,400, which can be converted into approximately 2,040,540 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 7,530,063additional shares of Common Stock at an average exercise price of $0.50.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 1A.   RISK FACTORS - continued

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

ITEM 2. DESCRIPTION OF PROPERTIES. - continued

We lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on December 31, 2014.  The total lease expense for the facility is approximately $6,040 per month, and the total remaining obligations under these leases at June 30, 2013 were approximately $108,720.

We also lease one retail location in Opry Mills Mall Nashville, Tennessee in connection with our MyStudio Kiosk.  This lease expires on November 30, 2013.  The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under these leases at June 30, 2013 were approximately $9,000.

ITEM 3. LEGAL PROCEEDINGS.

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

The Company was a defendant in a lease agreement with Westfield Century City with an outstanding balance of $90,000 for unpaid rent plus $68,615 in interest per the rent agreement.  Westfield has not taken any legal actions to collect this debt as of June 30, 2013.

The Company was a defendant in a suit brought by one of its suppliers.  The Company has defended the claim alleging that the vendor failed to deliver the goods and services contracted for.  A tentative settlement agreement has been negotiated pursuant to which, if executed, will result in the Company paying the vendor approximately $74,000 in equal payments, without interest, over a period of eighteen months.

In November 2012, the Company’s former Chief Financial Officer, Joseph Desiderio, signed a promissory note (“Note”) on behalf of the Company in favor of JMJ Financial or its Assignees. The Note provided, among other things, for the right on the part of the Lender to convert part of the debt to stock. Subsequently, the parties have disagreed on the validity and terms of the agreement. The Lender has filed suit in the state court in Dade County, Florida, seeking to enforce the agreement. The Company disputes the Lender’s position on the grounds that (1) the Note contains provisions that violate Florida’s usury laws, (2) there has been no default by Company under the Note, and (3) some provisions of the Note are void and unenforceable. The Company expects the matter to be resolved to its satisfaction. Except as described in the preceding paragraph, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

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

For the Fiscal Year Ending on June 30, 2013	High	Low
Quarter Ended June 30, 2013	$0.27	$0.25
Quarter Ended March 31, 2013	0.19	0.17
Quarter Ended December 31, 2012	0.17	0.15
Quarter Ended September 30, 2012	0.34	0.32

For the Fiscal Year Ending on June 30, 2012	High	Low
Quarter Ended June 30, 2012	$0.37	$0.16
Quarter Ended March 31, 2012	0.51	0.28
Quarter Ended December 31, 2011	0.68	0.35
Quarter Ended September 30, 2011	0.83	0.42

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. - continued

Stockholders

As of June 30, 2013, the number of stockholders of record according to our transfer agent was approximately 502.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of our Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of our Series B Convertible Preferred Stock, an 8% annual dividend is due and owing.  Pursuant to the terms of our Series A-1 Senior Convertible Redeemable Preferred Stock, a 6% annual dividend is due and owing.  As of June 30, 2013, we had not declared dividends on Series A, Series B or its Series A-1 Preferred Stock.  We have, however, for those shares of Series A-1 Preferred Stock that were converted, calculated the dividends through the date of conversion and issued shares of common stock in payment of those dividends.  The unpaid cumulative dividends totaled approximately $603,083.  See Note 7 of Notes to Consolidated Financial Statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities for Fiscal Years 2013 and 2012

Fiscal Year 2013

During fiscal year ended June 30, 2013, we accepted subscriptions for 6,790,000 shares of unregistered restricted shares of Common Stock at an average price per share of $0.13 for a total of $814,800.

Fiscal Year 2012

During fiscal year ended June 30, 2012, we accepted subscriptions for 911,335 shares of unregistered restricted shares of Common Stock at an average price per share of $0.52 for a total of $481,960 and granted warrants to purchase 276,000 additional shares in connection with such placements.   We also issued warrants to purchase 2,820,822 shares to various employees and consultants and warrants to purchase an additional 50,000 shares for other financing related activities.  Generally, the warrants may be exercised at any time within a 2-5 year period beginning on the date of the respective investments at an average exercise price of $0.52.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

	Year Ended
	June 30,
	2013	2012
Session Revenues	$192,205	$108,782
Advertising Revenues	-	5,000
AfterMaster Revenues	85,532	87,646
Barter Revenues	-	23,500
Total Revenues	$277,737	$224,928

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our business model currently generates revenues from four primary sources:

1)	Paid user fees from customers who utilize the Fixed and Model studios to create an audio/video recording;
2)	Advertising revenue from the external monitors located on each MyStudio facility;
3)	Advertising revenue from our website; and
4)	AfterMaster and ProMaster revenue.

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

Revenue for the fiscal year ended June 30, 2013 increased as compared to the comparable fiscal year ended June 30, 2012 due primarily to the leasing of the new Mobile MyStudio for CoorLight Campaign.

Cost of Sales
	Year Ended
	June 30,
	2013	2012
Cost of Sales (excluding depreciation and amortization)	$322,973	$941,808

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The decrease in cost of sales for the fiscal year ended June 30, 2013 over the comparable fiscal year is attributable, primarily, to relocations of studios to rent free locations, including the Hard Rock Cafe in Las Vegas, and SONY Pictures Studios for the Queen Latifah Show.

Other Costs and Expenses

	Year Ended
	June 30,
	2013	2012
Cost of Barter Exchanges	$-	$23,500
Depreciation and Amortization Expense	214,951	493,139
Impairment on Long Lived Assets and Intangibles	-	1,145,450
General and Administrative Expenses	3,033,876	3,900,060
Total	$3,571,800	$5,562,149

As a result of a decrease in barter transactions during the fiscal year ended June 30, 2013, our costs of barter exchanges decreased.  Depreciation and amortization decrease due to asset impairment.

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

The overall decreases in general and administrative expenses are primarily a result of decreases in professional fees.

Professional fees decreased from $2,393,194 during the fiscal year ended June 30, 2012 to $1,450,971 and during the fiscal year ended June 30, 2013.  The decrease in professional fees is primarily attributable to our issuing less Common Stock and warrants to various employees and consultants for services rendered during the period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Year Ended
	June 30,
	2013	2012
Interest Expense	$(1,362,732)	$(1,203,433)
Other Income	1,500	-
Loss on Disposal of Property	(6,725)	-
Gain on Extinguishment of Debt	188,436	191
Total	$(1,179,521)	$(1,203,242)

The other income and expenses during the fiscal year ended June 30, 2013, totaling $1,179,521 of net expenses consisted almost entirely of interest expense.  During the comparable period in 2012, other income and expenses totaled $1,203,242.  Interest expense has increased primarily due to non-cash interest expense relating to warrants attached to recent debt issuances, as well as conversion features included in recent convertible debt issuances.  These additional borrowings have been used to build and deploy additional studios.

Net Income (Loss)

	Year Ended
	June 30,
	2013	2012
Net Income (Loss)	$(4,473,584)	$(7,482,271)

Due to the Company’s cash position, we use our Common Stock and warrants to pay many employees, vendors and consultants as well as to raise capital through incentives attached to our debt offerings.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large Stock base compensation of $1,081,314 and $733,945 for fiscal years ended June 30, 2013 and 2012, our net loss would have been $3,392,270 and $6,748,326 for fiscal years ended June 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $277,737 during the fiscal year ended June 30, 2013 as compared to $224,928 in the comparable period in 2012.  The Company has incurred losses since inception of $41,651,214.  At June 30, 2013, the Company had negative working capital of $3,834,649, which was an decrease in working capital of $975,879 from June 30, 2012.

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

As of June 30, 2013, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of and for the fiscal year ended June 30, 2013 and June 30, 2012 have been audited to the extent indicated in the report by SingerLewak LLP, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

The aforementioned financial statements are presented in a separate section of this Report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our auditor for the fiscal years ended June 30, 2013 and June 30, 2012 was the firm of SingerLewak LLP, 10960 Wilshire Blvd., Suite 700, Los Angeles, CA  90024, who were engaged on August 17, 2010.

During the two most recent fiscal years, there were no disagreements with SingerLewak LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of SingerLewak LLP for the fiscal years ended June 30, 2013 and June 30, 2012, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. There were no adverse opinions, disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope, or accounting principles.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2013 and June 30, 2012, our disclosure controls and procedures were ineffective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below.  In order to reduce the impact of these weaknesses to an acceptable level, the company has contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2013 and June 30, 2012, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2013 and June 30, 2012 were ineffective, based on COSO’s framework.

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

ITEM 9A. CONTROLS AND PROCEDURES. - continued

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

ITEM 9B.  OTHER INFORMATION.

None.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of June 30, 2013 were as follows:

Name	Age	Position

Preston J. Shea	65	Director, President, CEO, Secretary
Joseph A. Desiderio	63	Director
Mirella Chavez	28	CFO, Vice President
Kenneth R. Pinckard	67	Director, Legal Counsel
Barry M. Goldwater, Jr.	75	Director
Frank Perrotti, Jr.	74	Director, Chairman
Sheldon Yakus	68	Vice President
Matthew R. Long	47	Vice President
Anna L. Madrid	40	Vice President
Timothy Grubb	46	Chief Technology Officer

The directors and officers of our wholly-owned operating subsidiary, MyStudio, Inc., at June 30, 2013 were:

Name	Age	Position

Lawrence G. Ryckman	54	Director, President, CEO, Secretary
Kenneth R. Pinckard	67	Director, Vice President

The directors and officers of our wholly-owned operating subsidiary, AfterMaster HD Audio Labs, Inc., at June 30, 2013 were:

Name	Age	Position

Lawrence G. Ryckman	54	Director, President, CEO, Secretary
Kenneth R. Pinckard	67	Director, Vice President

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

Joseph A. Desiderio is Director of the Company. He served as CFO for Northeast Waste Systems, the largest private waste company in the Northeast for 10 years. There he played a key role in orchestrating, the acquisition and financing of 25 companies into the Northeast family. He also negotiated, structured and managed the due diligence process of the sale of Northeast Waste to Waste Management Inc.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Mirella Chavez is Chief Financial Officer. Miss Chavez has a Bachelor of Science in accounting and Marketing from DeVry University.  She has been with Studio One Media, Inc. since October 2006.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the Company’s officers for the last two fiscal years.

	Long Term Compensation
Annual Compensation		Awards			Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Underlying Options/Shares ($)	LTIP Payout ($)	All Other Compensation ($)

Preston J. Shea	2013	$-	$-	$-	$90,159	$-	$-	$-
President, Secretary	2012	$-	$-	$-	$71,031	$-	$-	$-

Joseph Desiderio	2013	$100,000	$-	$-	$81,604	$-	$-	$-
Former CFO	2012	$77,500	$-	$-	$34,108	$-	$-	$-

Mirella Chavez	2013	$12,543	$-	$-	$21,825	$-	$-	$-
CFO	2012	$-	$-	$-	$-	$-	$-	$-

Kenneth R. Pinckard	2013	$47,185	$-	$-	$315,236	$-	$-	$0
Vice-President, Treaurer	2012	$114,395	$-	$-	$25,000	$-	$-	$110,605

Sheldon Yakus	2013	$62,825	$-	$-	$1,603	$-	$-	$-
Vice President	2012	$58,000	$-	$-	$5,002	$-	$-	$-

Matthew R. Long	2013	$67,570	$-	$-	$555	$-	$-	$-
Vice President	2012	$108,629	$-	$-	$2,915	$-	$-	$-

Matthew R. Long	2013	$65,625	$-	$-	$35,556	$-	$-	$-
Vice President	2012	$82,500	$-	$-	$79,960	$-	$-	$-

Timothy Grubb	2013	$53,725	$-	$-	$11,752	$-	$-	$-
Chief Tech. Officer	2012	$120,000	$-	$-	$41,035	$-	$-	$-

Lawrence G. Ryckman	2013	$140,000	$-	$-	$112,235	$-	$-	$69,798
President & CEO, MyStudio, Inc. & AfterMaster HD Audio Inc.	2012	$162,105	$-	$-	$-	$-	$-	$137,895

ITEM 11. EXECUTIVE COMPENSATION - continued

Outstanding Equity Awards at Fiscal Year-End
Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Barry M. Goldwater Jr.	50,000	-	-	0.52	8/29/2017	-	-	-	-
	75,000	-	-	0.52	11/18/2018	-	-	-	-

Preston J. Shea	50,000	-	-	0.52	8/29/2017	-	-	-	-
	75,000	-	-	0.52	11/18/2018	-	-	-	-

Kenneth R. Pinckard	300,000	100,000	-	0.52	9/11/2019	100,000	85,000	-	-
	150,000	-	-	1.35	4/5/2021	-	-	-	-

Lawrence G. Ryckman	375,000	125,000	-	0.52	9/11/2019	125,000	106,250	-	-
	200,000	-	-	1.35	4/5/2021	-	-	-	-

Timothy Grubb	32,000	-	-	1.35	4/5/2014	-	-	-	-

Matthew R. Long	32,000	-	-	1.35	4/5/2014	-	-	-	-

Sheldon Yakus	32,000	-	-	1.35	4/5/2014	-	-	-	-

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

ITEM 11. EXECUTIVE COMPENSATION - continued

Director Compensation
	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name

Barry M. Goldwater Jr.	-	$90,159	$-	$-	$-	$-	$90,159

Frank Perrotti, Jr.	-	$90,159	$-	$-	$-	$-	$90,159

Employment and Related Agreements

The Company has no employment agreements with any of its current management.

Change in Control

The Company is not aware of any arrangements which may result in a change in control of the Company.

Equity Compensation Plans

As of June 30, 2013 our equity compensation plans were as follows:

2009 Long-Term Stock Incentive Plan

On June 10, 2009, the Board of Directors approved the 2009 Long-Term Stock Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan was to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company’s Common Stock was reserved for issuance under stock options to be issued under the 2009 Plan.  The Plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options and Restricted Stock Awards.  The 2009 Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2011, the Company had granted options to fifteen employees to purchase, in the aggregate, 727,000 shares of the Company’s Common Stock.  The exercise period for each of the grants was two to five years from the date of grant and the average exercise price was $0.88.  During the year ended June 30, 2010, one employee exercised the option to purchase 28,571 shares for $10,000.  During the year ended June 30, 2011, one employee exercised the option to purchase 20,000 shares for $10,400, or $0.52 per share. During the year ended June 30, 2013, 85,000 shares expired. No Grants were made under the Plan during the fiscal year ended June 30, 2013. The number of unexercised, outstanding options at June 30, 2013 was 613,429, at an average exercise price of $0.87 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2013, concerning shares of the Company’s Common Stock held by (1) each stockholder known to own beneficially more than five percent of the Common Stock as of June 30, 2013, with the number of outstanding shares at 51,244,242, (2) each of the Directors, (3) each of the executive officers, and (4) all of the Directors and executive officers as a group:

Name and Address of	Amount of Nature of
Beneficial Owner (1)	Beneficial Ownership		Percent of Class (2)

Preston J. Shea	807,728	Direct (3)	1.58%
1 Youge Street, Suite 1801
Toronto, ON Canada M5E 1W7

Barry M. Goldwater Jr.	807,728	Direct (3)	1.58%
3219 E. Camelback Rd., #552
Phoenix, AZ 85018

Kenneth R. Pinckard	2,263,276	Direct (4)	4.42%
3104 E. Camelback Rd. #245
Phoenix, AZ 85016

Lawrence G. Ryckman	5,883,904	Direct (5)	11.48%
7780 Vaquero Drive
Scottsdale, AZ 85258

Joseph Desiderio	457,525	Direct (3)	0.89%
2171 Sandstone Cliffs Drive
Henderson, NV 01021

Sheldon Yakus	245,797	Direct (6)	0.48%
1778 Lantana Drive
Miden, NV 89423

Matthew R. Long	115,000	Direct (6)	0.22%
17197 N 54th Avenue
Glendale, AZ 85308

Anna L. Madrid	501,302	Direct (7)	0.98%
15417 Becker Lane
Surprise, AZ 85379

Timothy Grubb	233,968	Direct (6)	0.46%
21122 N. 106th Drive
Peoria, AZ 85382

Frank Perrotti, Jr.	4,682,550	Direct (3)	9.14%
305 Spruce Bank Road
Hamden, CT 06518

Mirella Chavez	309,115	Direct (7)	0.60%
5911 W Shangri La
Glendale, AZ 85301

Officers and Directors as a Group (11 persons)	16,307,893		31.82%

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

2.
The above table is based on 51,244,242 shares of Common Stock outstanding as of June 30, 2013 plus options to purchase 2,344,532 shares of Common Stock granted to various directors and officers.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 90 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

3.	Includes Options to purchase 125,000 shares of Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. - continued

4.	Includes Options to purchase 450,000 shares of Common Stock.

5.	Includes Options to purchase 575,000 shares of Common Stock.

6.	Includes Option to purchase 82,000 shares of Common Stock.

7.	Includes Option to purchase 25,000 shares of Common Stock.

8.	Includes Option to purchase 798,532 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

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

On April 8, 2013, the Company issued a convertible note to a related party for $75,000 that matures in October 8, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

On April 18, 2013, the Company issued a convertible note to a related party for $30,000 that matures in September 18, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In May, 2013 the company repaid the full amount of the note and accrued interest.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2013 and 2012:
	2013	2012
Audit Fees (1)	$199,600	$96,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	$199,600	$96,000

1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended June 30, 2013 and 2012 and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-Q for those fiscal years.

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

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2013 and 2012.

No “audit-related,” “tax” and “all other” services in 2013 or 2012, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

(h)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2008, filed September 29, 2008.
(i)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2009, filed October 15, 2009.
(j)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2010, filed October 12, 2010

The following Exhibits are filed herewith:

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Temporary Hardship Exemption
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO ONE MEDIA, INC.

Date: October 15, 2013	By:	/s/ Preston J. Shea
Preston J. Shea
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Preston J. Shea	President and Director	October 15, 2013
Preston J. Shea	(Principal Executive Officer)

/s/ Mirella Chavez	Chief Financial Officer	October 15, 2013
Mirella Chavez

/s/ Barry M. Goldwater, Jr.	Director	October 15, 2013
Barry M. Goldwater, Jr.

/s/ Frank Perrotti, Jr.	Director	October 15, 2013
Frank Perrotti, Jr.

/s/ Kenneth R. Pinckard	Director	October 15, 2013
Kenneth R. Pinckard

STUDIO ONE MEDIA, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Studio One Media, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Studio One Media, Inc. and subsidiaries (collectively the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ SingerLewak LLP

SingerLewak LLP
Los Angeles, California
October 15, 2013

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012

ASSETS

Current Assets
Cash	$165,258	$99,637
Other Receivable	16,240	11,870
Other Current Assets	19,547	96,383

Total Current Assets	201,045	207,890

Property and Equipment, net	326,242	445,235
Property and Equipment, yet to be placed in service	93,357	93,357

Intangible Assets, net	16,689	42,499

Other Assets
Deposits	161,229	93,016
Other Assets	-	69,573

Total Other Long-term Assets	161,229	162,589

Total Assets	$798,562	$951,570

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payabe	$597,079	$763,354
Accrued Interest	50,725	18,625
Deferred Revenue	24,182	3,500
Other Accrued Expenses	156,036	168,044
Consulting Services-Related Party	167,659	208,466
Lease Payable	21,743	-
Notes Payable - Related Party	575,000	575,000
Notes Payable	40,488	40,488
Convertible Notes Payable - Related Party, net of discount of $103,584 and $335,817, respectively	2,096,416	1,064,183
Convertible Notes Payable, net of discount of $44,035 and $-0-, respectively	306,366	225,000

Total Current Liabilities	4,035,694	3,066,660

Long-Term Liabilities
Lease Payable, net of current portion	73,134	-
Convertible Related Party Notes Payable, net of discount of $561 and $321,300, respectively	1,724,439	1,328,700

Total Liabilities	5,833,267	4,395,360

Stockholders' Deficit
Convertible Preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible Preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 696,000 shares issued and outstanding	696	696
Convertible Preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible Preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible Preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible Preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible Preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible Preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common Stock, authorized 100,000,000 shares,
par value $0.001; 51,244,242 and 36,412,601 shares issued
and outstanding, at June 30, 2013 and 2012 respectively	51,243	36,413
Additional Paid In Capital	36,564,046	33,696,207
Accumulated Deficit	(41,651,214)	(37,177,630)

Total Stockholders' Deficit	(5,034,705)	(3,443,790)

Total Liabilities and Stockholders' Deficit	$798,562	$951,570

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2013	2012

REVENUES
Session Revenues	$192,205	$108,782
Advertising Revenues	-	5,000
AfterMaster Revenues	85,532	87,646
Barter Revenue	-	23,500
Total Revenues	277,737	224,928

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	322,973	941,808
Cost of Barter Exchanges	-	23,500
Depreciation and Amortization Expense	214,951	493,139
Impairment on Long Lived Assets and Intangibles	-	1,145,450
General and Administrative Expenses	3,033,876	3,900,060

Total Costs and Expenses	3,571,800	6,503,957

Loss from Operations	(3,294,063)	(6,279,029)

Other Income (Expense)
Interest Expense	(1,362,732)	(1,203,433)
Other Income	1,500	-
Loss on Disposal of Property	(6,725)	-
Gain on Extinguishment of Debt	188,436	191

Total Other Expense	(1,179,521)	(1,203,242)

Loss Before Income Taxes	(4,473,584)	(7,482,271)
Income Tax Expense	-	-

NET LOSS	$(4,473,584)	$(7,482,271)

Preferred Stock Accretion and Dividends	(68,066)	(392,138)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,534,150)	$(7,874,409)

Basic and Diluted Loss Per Share of Common Stock	$(0.11)	$0.23

Weighted Average Number of Shares Outstanding	40,990,041	33,586,953

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2012	1,636,044	$1,636	30,916,182	$30,916	$30,748,186	$(29,672,287)	$1,108,451

Common Stock Issued as Dividend on Preferred Stock	-	-	45,550	46	23,026	(23,072)	-

Common Stock Issued in Conversion of Preferred Stock	(416,000)	(416)	832,000	832	(416)	-	-

Common Stock Issued for Cash, Net of Offering Costs of $45,098	-	-	925,600	926	435,943	-	436,869

Common Stock Issued in Conversion of Debt and Extinguishment of Liabilities	-	-	505,856	506	268,781	-	269,287

Share-Based Compensation - Common Stock	-	-	1,642,078	1,642	732,303	-	733,945

Share-Based Compensation - Warrants and Options	-	-	-	-	11,707	-	11,707

Warrants and Common Stock Issued in Advance of Services	-	-	775,103	775	460,515	-	461,290

Warrants and Common Stock Issued for Interest Expense	-	-	770,232	770	374,425	-	375,195

Beneficial Conversion Feature on Issuance of Convertible Debt	-	-	-	-	388,443	-	388,443

Warrants Issued in Connection to Issuance of Convertible Debt	-	-	-	-	253,294	-	253,294

Net Loss for the Year Ended June 30, 2012	-	-	-	-	-	(7,482,271)	(7,482,271)

Balance, June 30, 2012	1,220,044	1,220	36,412,601	$36,413	$33,696,207	$(37,177,630)	$(3,443,790)

Common Stock Sold for Cash, Net of Offering Costs of $44,085	-	-	7,023,735	7,025	693,890	-	700,915

Share-Based Compensation - Common Shares	-	-	4,592,744	4,590	1,045,000	-	1,049,590

Share-Based Compensation - Warrants and Options	-	-	-	-	10,914	-	10,914

Shares Issued for Conversion of Debt and Interest	-	-	545,168	545	116,359	-	116,904

Warrants Issued for Services	-	-	-	-	37,840	-	37,840

Warrants and Common Shares Issued for Interest Expense	-	-	2,584,994	2,585	740,757	-	743,342

Beneficial Conversion Feature	-	-	85,000	85	217,900	-	217,985

Debt discount on Extension of Debt	-	-	-	-	5,179	-	5,179

Net Loss for the Year Ended June 30, 2013	-	-	-	-	-	(4,473,584)	(4,473,584)

Balance, June 30, 2013	1,220,044	$1,220	51,244,242	$51,243	$36,564,046	$(41,651,214)	$(5,034,705)

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2013	2012

OPERATING ACTIVITIES

Net Loss	$(4,473,584)	$(7,482,271)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	214,952	493,137
Share-based compensation - Common Stock	1,081,314	733,945
Share-based compensation - warrants and options	10,913	11,707
Common Stock and warrants issued for interest	743,342	375,195
Amortization of debt discount and issuance costs	726,925	774,258
Loss on Disposal of assets	45,653	-
Gain on extinguishment of debt	(183,257)	(191)
Impairment on long lived assets and intangibles	-	1,145,450
Changes in Operating Assets and Liabilities:
Other receivables	(4,370)	8,477
Other assets	116,036	527,219
Accounts payable and accrued expenses	38,525	288,503
Deferred Revenue	24,182	-

Net Cash Used in Operating Activities	(1,659,369)	(3,124,571)

INVESTING ACTIVITIES

Purchase of property and equipment	(115,802)	(113,139)

Net Cash Used in Investing Activities	(115,802)	(113,139)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $44,085 and $45,098, respectively	700,915	436,869
Proceeds from notes payable - related party	-	375,000
Proceeds from convertible notes payable - related party	1,050,000	2,050,000
Proceeds from convertible notes payable	205,000	325,000
Repayments of convertible notes payable	(210,000)	(100,000)
Lease payable	94,877	-

Net Cash Provided by Financing Activities	1,840,792	3,086,869

Net Increase (Decrease) in Cash	65,621	(150,841)
CASH AT BEGINNING OF PERIOD	99,637	250,478

CASH AT END OF PERIOD	$165,258	$99,637

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$9,125	$148

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$85,179	$269,287
Common Stock and warrants issued for prepaid services	37,840	461,290
Warrants and beneficial conversion feature on issuance of convertible debt	182,579	641,737
Common stock issued as dividend on preferred stock	-	23,072

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The company's most significant estimates related to going consumer, fair value of warrants and accrued liabilities.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s financial instruments mainly consist of cash, receivables, current assets, accounts payable and accrued expenses and debt.  The carrying amounts of its cash, receivables, current asserts, accounts payable, accrued expenses and current debt approximates fair value due to the Short-Term nature of these instruments.  The debt consists of lease payable and notes payables, the lease payables, which is due 18 months after June 30, 2013, therefore its carrying amount also approximates fair value.

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

For the year ended June 30, 2013 there is one customer that accounted for a material portion of total revenues, and 2012 there were no customers that accounted for a material portion of total revenues.

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
June 30, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company's revenues are generated from the studio sessions, on-studio advertising, website advertising and fees from the AfterMaster services.  Studio sessions are included in revenues as cash sales or barter transactions.  Cash sales are recognized as revenue upon the use of the session.  Barter revenues are recognized as stated below.

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

During the years ended June 30, 2013 and 2012, the Company recognized $-0- and $23,500, respectively, of revenue from barter transactions.

Cost of Sales
The Company’s cost of sales includes studio lease expense, employee costs, and other nominal amounts.  Depreciation is not included within cost of sales.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, Accounting for Research and Development Costs. The Company incurred research and development expenses of $643 and $3,052 during the years ended June 30, 2013 and 2012, respectively.

Advertising Expenses
The Company expenses advertising costs in the period in which they are incurred. Advertising expenses were $8,064 and $44,173 for the years ended June 30, 2013 and 2012, respectively, and have been included within general and administrative expenses.  During the same periods, the Company incurred approximately $-0- and $23,500 in advertising expenses which the Company paid for in barter.  These costs are included in its cost of barter expenses, respectively.

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

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the years ended June 30, 2013 and 2012 of $68,066 and $392,138, respectively.

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

For the years ended June 30, 2013 and 2012, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 11,591,124 and 16,217,848 at June 30, 2013 and 2012, respectively.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2009 to 2013 remain open for federal and/or state tax jurisdictions.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $41,651,214 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following as of June 30, 2013 and 2012:

	2013	2012
Furniture and Office Equipment	$25,912	$25,912
Office Equipment and Computers	230,930	230,091
Studios	1,140,884	1,093,669
Vehicles	60,524	29,125
Leasehold Improvements	9,174	6,574
Computer Software	56,166	56,166
Accumulated Depreciation	(1,197,348)	(996,302)
Property and Equipment, net	$326,242	$445,235

The Company also had $93,357 in equipment that was yet to be placed in service as of June 30, 2013 and 2012, respectively.  Depreciation expense for the years ended June 30, 2013 and 2012 was $204,333 and $419,368, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following on June 30, 2013 and June 30, 2012:

	2013	2012
Patterns and Molds	$18,916	$24,095
Website Costs	91,375	91,375
Video Backgrounds	16,172	16,172
Accumulated Amortization	(109,774)	(89,143)
Intangible Assets, Net	$16,689	$42,499

Amortization expense for the years ended June 30, 2013 and 2012 was $10,618 and $73,753, respectively.  The Company’s future estimated amortization for the above intangible assets are as follows:

Year	Amortization
2014	$16,689
2015	-
2016	-
2017	-
2018	-
Total	$16,689

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses as of June 30, 2013 and 2012 follows:

	June 30,	June 30,
	2013	2012
Accounts Payabe	$597,079	$763,354
Accrued Interest	50,725	18,625
Deferred Revenue	24,182	3,500
Other Accrued Expenses	156,036	168,044
Consulting Services-Related Party	167,659	208,466

Total	997,694	1,164,001

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of June 30, 2013 and 2012, respectively:

Convertible Notes Payable – Related Parties

	June 30,	June 30,
	2013	2012

$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $0 and $54,290 at June 30, 2013 and June 30, 2012, respectively.	$250,000	$195,710

$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $0 and $70,256 at June 30, 2013 and June 30, 2012, respectively.	250,000	179,744

$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $24,559 and $122,820 at June 30, 2013 and June 30, 2012, respectively.	225,441	127,180

$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $40,148 and $123,404 at June 30, 2013 and June 30, 2012, respectively.	209,852	126,596

$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $0 and $49,285 as of June 30, 2013 and June 30, 2012, respectively.	250,000	200,715

$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $63,955 as of June 30, 2013 and June 30, 2012, respectively.	250,000	186,045

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 6 – NOTES PAYABLE - continued

$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $26,851 as of June 30, 2013 and June 30, 2012, respectively.	100,000	73,149

$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $71,180 as of June 30, 2013 and June 30, 2012, respectively.	300,000	228,820

$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $1,168 and $13,713 as of June 30, 2013 and June 30, 2012, respectively.	98,832	86,287

$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $1,514 and $13,272 as of June 30, 2013 and June 30, 2012, respectively.	98,486	86,728

$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $1,111 and $7,443 as of June 30, 2013 and June 30, 2012, respectively.	148,889	142,557

$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $1,814 and $10,927 as of June 30, 2013 and June 30, 2012, respectively.	198,186	189,703

$200,000 face value, issued in April 2012, interest rate of 10%, matures in October 2013, net of unamortized discount of $2,450 and $10,652 as of June 30, 2013 and June 30, 2012, respectively.	197,550	189,348

$150,000 face value, issued in May 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $1,682 and $6,557 as of June 30, 2013 and June 30, 2012, respectively.	148,318	143,443

$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $1,897 and $6,277 as of June 30, 2013 and June 30, 2012, respectively.	123,103	118,723

$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $2,208 and $6,865 as of June 30, 2013 and June 30, 2012, respectively.	122,792	118,135

$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2014, net of unamortized discount of $0 as of June 30, 2013.	50,000	-

$50,000 face value, issued in September 2012, interest rate of 10%, matures in March 2014, net of unamortized discount of $0 as of June 30, 2013.	50,000	-

$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $2,662 as of June 30, 2013.	97,338	-

$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $2,786 as of June 30, 2013.	97,214	-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 6 – NOTES PAYABLE - continued

$50,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $1,192 as of June 30, 2013.	48,808	-

$75,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $1,804 as of June 30, 2013.	73,196	-

$25,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $1,159 as of June 30, 2013.	23,841	-

$50,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $2,358 as of June 30, 2013.	47,642	-

$50,000 face value, issued in December 2012, interest rate of 10%, matures in June 2014, net of unamortized discount of $2,502 as of June 2014.	47,498	-

$75,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $2,111 as of June 30, 2013.	72,889	-

$25,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $637 as of June 30, 2013.	24,363	-

$35,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $1,099 as of June 30, 2013.	33,901	-

$5,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $156 as of June 30, 2013.	4,844	-

$10,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $374 as of June 30, 2013.	9,626	-

$50,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $2,296 as of June 30, 2013.	47,704	-

$50,000 face value, issued in March 2013, interest rate of 10%, matures in September 2014, net of unamortized discount of $1,746 as of June 30, 2013.	48,254	-

$75,000 face value, issued in April 2013, interest rate of 10%, matures in October 2014, net of unamortized discount of $2,712 as of June 30, 2013.	72,288	-

Total convertible notes payable – related parties	3,820,855	2,392,883

Less current portion	2,096,416	1,064,183

Convertible notes payable – related parties, long-term	$1,724,439	$1,328,700

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 6 – NOTES PAYABLE - continued

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

On December 30, 2011, the Company issued a convertible note to a related party for $300,000 that matures in June 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The convertible note is in default and has been reclassified as current.

In conjunction with the note, the Company issued detachable warrants to purchase 150,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $54,934 and the debt discount related to the attached warrants was $51,934, for a total debt discount of $106,868.

On February 3, 2012, the Company issued a convertible note to a related party for $100,000 that matures in August 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The convertible note is in default and has been reclassified as current.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $9,400 and the debt discount related to the attached warrants was $9,400, for a total debt discount of $18,800.

On February 16, 2012, the Company issued a convertible note to a related party for $100,000 that matures in August 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The convertible note is in default and has been reclassified as current.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

On March 2, 2012, the Company issued a convertible note to a related party for $150,000 that matures in September 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into arevenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The convertible note is in default and has been reclassified as current.

In conjunction with the note, the Company issued detachable warrants to purchase 37,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $9,525, for a total debt discount of $9,525.

On March 16, 2012, the Company issued a convertible note to a related party for $200,000 that matures in September 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The convertible note is in default and has been reclassified as current.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 6 – NOTES PAYABLE - continued

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

In conjunction with the note, the Company issued detachable warrants to purchase 2,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $0 and the debt discount related to the attached warrants was $559, for a total debt discount of $559.

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

On March 6, 2013, the Company issued a convertible note to a related party for $50,000 that matures in September 6, 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The convertible note is in default and has been reclassified as current.

In conjunction with the note, the Company issued detachable warrants to purchase 18,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $2,605, for a total debt discount of $2,605.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 6 – NOTES PAYABLE - continued

On April 8, 2013, the Company issued a convertible note to a related party for $75,000 that matures in October 8, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.

In conjunction with the note, the Company issued detachable warrants to purchase 18,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,252, for a total debt discount of $3,252.

On April 18, 2013, the Company issued a convertible note to a related party for $30,000 that matures in September 18, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the In May, 2013 the company repaid the full amount of the note and accrued interest.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of June 30, 2013 and 2012, respectively:

Convertible Notes Payable - Non-Related Parties

	June 30,	June 30,
	2013	2012

$100,000 face value, issued in September 2011, interest rate of 0%, originally matured in December 2011, extended to May 2013, net of unamortized discount of $4,064 as of June 30, 2013 and June 30, 2012.	$95,936	$100,000

$10,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of June 30, 2013 and June 30, 2012.	10,000	10,000

$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of June 30, 2013 and June 30, 2012.	15,000	15,000

$15,000 face value, issued in December 2011, interest rate of 12%, matures in March 2012, net of unamortized discount of $-0- as of June 30, 2013 and June 30, 2012.	-	15,000

$10,000 face value, issued in December 2011, interest rate of 12%, matures in June 2012, net of unamortized discount of $-0- as of June 30, 2013 and June 30, 2012.	-	10,000

$75,000 face value, issued in January 2012, interest rate of 12%, matures in June 2013, net of unamortized discount of $3,017 as of June 30, 2013 and June 30, 2012.	71,983	75,000

$50,000 face value, of which 9, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $-0- as of June 30, 2013.	50,000	-

$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $-0- as of March 31, 2013.	10,000	-

$50,000 face value of which $9,600 was converted leaving a $40,400 face value, issued in November 2012, interest rate of -0-%, matures in November 2013, net of unamortized discount of $13,789 as of June 30, 2013.	26,611	-

$30,000 face value, issued in February 2013, interest rate of -0-%, matures in November 2013, net of unamortized discount of $10,487 as of June 30, 2013.	19,513	-

$20,000 face value, issued in April 2013, interest rate of -0-%, matures in October 2013, net of unamortized discount of $12,678 as of June 30, 2013.	7,322	-

Total convertible notes payable – non-related parties	306,366	225,000

Less current portion	306,366	225,000

Convertible notes payable – non-related parties, long-term	$-	$-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 6 – NOTES PAYABLE - continued

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 6 – NOTES PAYABLE - continued

On February 29, 2012, the note holder agreed to extend the maturity date of the note to May 29, 2012. The note holder elected to convert the note and accrued interest on June 6, 2013.

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

On March 15, 2012, the note holder agreed to extend the maturity date of the note to June 13, 2012. The note holder elected to convert the note and accrued interest on June 6, 2013.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 6 – NOTES PAYABLE - continued

As additional compensation, the Company issued to the holder 10,000 shares of restricted common stock. The value of the debt discount relate to the attached Common Stock was $2,481.

On November 28, 2012, the Company issued a convertible note to an unrelated individual for $50,000 that matures one year after issuance. The note bears an interest rate of 0% for the first 90 days and 10% after 90 days per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at the lesser of $0.18 per share or 60% of the lowest trade price in the 25 trading days previous to conversion. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $33,333. The note holder elected to convert the note and accrued interest on June 3, 2013.

On February 13, 2013, the Company issued a convertible note to an unrelated individual for $30,000 that matures on November 28, 2013. The note bears an interest rate of 0% for the first 90 days and 10% after 90 days per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at the lesser of $0.18 per share or 60% of the lowest trade price in the 25 trading days previous to conversion. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $30,000.

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

On June 5, 2013, the company paid the full balance of the note and $1,603 of accrued interest related to the note.

On April 24, 2013, the Company issued a convertible note to an unrelated individual for $20,000 that matures on October 24, 2013. The note bears an interest rate of 0% for the first 90 days and 10% after 90 days per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at the lesser of $0.18 per share or 60% of the lowest trade price in the 25 trading days previous to conversion. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was$20,000.

Non-Convertible Notes Payable – Related Parties
Non-convertible notes payable due to related parties consisted of the following as of June 30, 2013 and 2012:

	2013	2012
Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to June 30, 2013, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	$200,000	$200,000

Face value of $250,000, issued in September 2011, matures in September 2012, 25,000 warrants per month issued for first 90 days of interest, note bears interest at 15% from December 2011 through maturity.	250,000	250,000

Face value of $125,000, issued in October 2011, matures in October 2012, 30,000 warrants issued in lieu of interest through December 2011, note bears interest at 15% from December 2011 through maturity.	125,000	125,000

Total non-convertible notes payable – related parties	575,000	575,000

Less current portion	575,000	575,000

Non-convertible notes payable - related parties, long term	$-	$-

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
June 30, 2013 and 2012

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
June 30, 2013 and 2012

NOTE 6 – NOTES PAYABLE - continued

In February 6, 2013, the Company entered into a two-week note payable for $50,000 with a related party. The note provided for 0% interest per annum. The note was paid in full on maturity date.

Non-Convertible Notes Payable – Non-Related Parties
Non-convertible notes payable due to non-related parties consisted of the following as of June 30, 2013 and 2012:

	2013	2012
Various term notes with total face value of $40,488 due upon demand, interest rates range from 12% to 14%.	$40,488	$40,488
Total non-convertible note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Non-convertible notes payable – non-related parties, long-term	$-	$-

NOTE 7 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	696,000	773,115
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	1,220,044	$1,257,214

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 7 – CONVERTIBLE PREFERRED STOCK - continued

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the fiscal years ended June 30, 2013 and 2012, the Company issued -0- shares of Series A-1 Preferred Stock for $-0- in cash, net of $-0- of issuance costs, respectively.

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

During the fiscal year ended June 30, 2013, the outstanding Preferred Stock accumulated $17,016 in dividends; in fiscal year ended June 30, 2012 it accumulated $392,138 in dividends on outstanding Preferred Stock.  The cumulative dividends in arrears through June 30, 2013 were approximately $603,083.

NOTE 8 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 51,244,242 and 36,412,601 were issued outstanding as of June 30, 2013 and 2012, respectively.  The activity surrounding the issuances of the Common Stock is as follows:

Fiscal Year Ended June 30, 2013
The Company issued 7,023,735 shares of Common Stock for net cash proceeds of $700,915. The Company paid $44,085 in cash offering costs and issued 233,735 in stock offering costs. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds. Attached to the Common Shares, the Company issued 1,395,732 warrants to purchase shares of the Company’s Common Stock. The Company recognized $14,090 in employee stock option expense and for the amortization of warrants issued in prior periods.

The Company also issued 505,856 shares of Common Stock to convert $44,600 in convertible notes payable and $45,454 in accrued liabilities.

As share-based compensation to employees and non-employees, the Company issued 4,592,744 shares of common stock valued at $951,301, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 2,584,994 shares of common stock valued at $759,435 based on the market price on the date of issuance.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 8 - COMMON STOCK - continued

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

Stock Purchase Options
During the fiscal year ended June 30, 2013, the Company did not issue any stock purchase options.  The Company did recognize $10,914 in employee stock option expense during the fiscal year ended June 30, 2013 for options vested during the period that were issued in prior periods.

During the fiscal year ended June 30, 2012 the Company did not issue any stock purchase options.  The Company did recognize $11,707 in employee stock option expense during the fiscal year ended June 30, 2012 for options vested during the period that were issued in prior periods.

Stock Purchase Warrants
During the fiscal year ended June 30, 2013, the Company issued warrants to purchase a total of 1,395,732 and expired 395,000 shares of the Company’s Common Stock. As described in Note 6, the Company issued 495,000 warrants attached to Common Stock. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

An additional 231,250 warrants were issued in conjunction with related party convertible notes payable. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The fair market value of the warrants has been accounted for as debt discount.

An additional 574,482 warrants valued at $108,660, were issued in for services to be expensed as services were performed..

An additional 95,000 warrants valued at $19,521, were issued in advance for services to be amortized over the term of the service period.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	2013	2012
Expected volatility	111-207%	57-120%
Expected dividends	0%	0%
Expected term	2-10 Years	0-5 Years
Risk-free interest rate	0.41 – 2.52%	0.04-1.40% %

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2013.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2012	6,529,331	$2.84	$3.55	1.95	$4,835,028
Granted	1,395,732	0.33	0.19	4.17	458,185
Exercised	-	-	-	-	-
Cancelled/Expired	(395,000)	(0.82)	-	-	(522,500)
Outstanding as of June 30, 2013	7,530,063	$0.67	$2.45	4.17	$4,770,713

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 9 – STOCK PURCHASE OPTIONS AND WARRANTS

The following table summarizes the changes in options outstanding issued to employees of the Company during the fiscal year ended June 30, 2012.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2011	5,756,380	$0.86	$3.95	2.95	$4,175,564
Granted	1,611,201	0.45	0.41	4.00	659,463
Exercised	-	-	-	-	-
Cancelled/Expired	(838,250)	-	-	-	-
Outstanding as of June 30, 2012	6,529,331	$2.84	$3.55	1.95	$4,835,028

NOTE 10 – INCOME TAXES

The components of the income tax (benefit) provision are as follows:

As of
	June 30,	June 30,
	2013	2012
Current
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred
Federal	-	-
State	-	-
Total Deferred	-	-

Income tax provision	$-	$-

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	As of
	June 30,	June 30,
	2013	2012
Income tax benefit based on federal statutory rate	$(2,405,000)	$(2,381,000)
State income tax benefit, net of federal income tax	(448,000)	(169,000)
Change in deferred tax valuation allowance	2,778,000	2,550,000
Other, net	-	-
Income tax provision	$-	$-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 10 – INCOME TAXES - continued

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of
	June 30,	June 30,
	2013	2012
Deferred tax assets:
Debt extinguishment	$298,000	$298,000
Impairment of fixed assets	447,000	447,000
Domestic net operating loss carryforwards	8,383,000	7,239,000
Total gross deferred tax assets	9,128,000	7,984,000

Less valuation allowance on deferred tax assets	(9,128,000)	(7,984,000)
Net deferred tax assets	-	-

Deferred tax liabilities:
Deferred costs	-	-

Total deferred tax liabilities	-	-
Net deferred taxes	$-	$-

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

The Company files U.S. federal and Arizona income tax returns. Our major tax jurisdictions are U.S. federal and the State of Arizona and are subject to tax examinations for the open years from 2009 through 2013.  As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2012.  While none are anticipated, fines and/or penalties may be associated with the delinquent filing.

As of June 30, 2013, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $22.3 million and $21.9 million, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future year subject to limitations of Section382 of the Internal Revenue Code for federal income and Arizona tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.  If not utilized, the federal and state net operating loss carry-forwards will begin expiring in 2014.

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

The Company was a defendant in a lease agreement with Westfield Century City with an outstanding balance of $90,000 for unpaid rent plus $68,615 in interest per the rent agreement.  Westfield has not taken any legal actions to collect this debt as of June 30, 2013.

The Company was a defendant in a suit brought by one if its suppliers.  The Company has defended the claim alleging that the vendor failed to deliver the goods and services contracted for.  A tentative settlement agreement has been negotiated pursuant to which, if executed, will result in the Company paying the vendor approximately $74,000 in equal payments, without interest, over a period of eighteen months.

In November 2012, the Company’s former Chief Financial Officer, Joseph Desiderio, signed a promissory note (“Note”) on behalf of the Company in favor of JMJ Financial or its Assignees. The Note provided, among other things, for the right on the part of the Lender to convert part of the debt to stock. Subsequently, the parties have disagreed on the validity and terms of the agreement. The Lender has filed suit in the state court in Dade County, Florida, seeking to enforce the agreement. The Company disputes the Lender’s position on the grounds that (1) the Note contains provisions that violate Florida’s usury laws, (2) there has been no default by Company under the Note, and (3) some provisions of the Note are void and unenforceable. The Company expects the matter to be resolved to its satisfaction. Except as described in the preceding paragraph, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

Lease Agreements
Pursuant to a lease originally dated January 2006, we currently occupy approximately 11,800 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-to-month basis.  The total lease expense is approximately $9,600 per month, payable in cash and Common Stock of the Company.

We are leasing office space on a month-to-month basis in West Hollywood, California.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a lease expiring on August 31, 2013.  The total lease expense for both facilities is approximately $4,305 per month, after which, the Company has agreed to lease on a month to month basis, and the total remaining obligations under these leases at June 30, 2013 were approximately $8,610.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

Rent expense for the year ended June 30, 2013 was $396,412, of which $226,345 was paid in cash and $170,067 was paid in Common Stock.  Rent expense for the year ended June 30, 2012 was $665,893; of which $579,743 was paid in cash $86,150 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2014	$75,420
2013	$33,600
Thereafter	$-
Total	$109,020

Other
The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2013 were approximately $603,083.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2012 and 2013.

NOTE 12 – NON-CASH FINANCING ACTIVITIES

Common Stock Issued to Extinguish Debt and Liabilities
The Company issued 425,168 and 505,856 shares of Common Stock for conversion notes payable for the years ended June 30, 2013 and 2012 totaling $85,179 and $269,287, respectively.

Common Stock and Warrants Issued for Prepaid Services
The Company recorded prepaid services for the years ended June 30, 2013 and 2012 totaling $37,840 and $461,290, respectively.

Warrants and Beneficial Conversion Feature on Issuance of Convertible Debt
The Company recorded $1852,579 for beneficial conversion features in connection with the issuance of convertible debt for the year ended June 30, 2013. The Company recorded $388,443 and $253,294 for beneficial conversion features and warrants issued in connection with the issuance of convertible debt, respectively for the year ended June 30, 2012 totaling $641,737.

Common Stock Issued as Dividend on Preferred Stock
The Company issued -0- and 45,550 shares of Common Stock as dividends related to the Company’s preferred shares for the years ended June 30, 2013 and 2012 totaling $-0- and $23,072, respectively.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there are no material subsequent events to report.