Form 10-Q
period 2013-09-30
STUDIO ONE MEDIA, INC.
filed 2013-11-19
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

☐ Yes    ☒ No

At November 19, 2013, the number of shares outstanding of Common Stock, $0.001 par value, was 55,942,494 shares.

STUDIO ONE MEDIA, INC.
Condensed Consolidated Balance Sheets
	September 30,	June 30,
	2013	2013
	(Unaudited)
ASSETS

Current Assets
Cash	$143,843	$165,258
Other Receivable	19,867	16,240
Other Current Assets	34,191	19,547

Total Current Assets	197,901	201,045

Property and Equipment, net	257,044	326,242
Property and Equipment, yet to be placed in service	93,357	93,357

Intangible Assets, net	21,332	16,689

Other Assets
Deposits	99,007	161,229

Total Other Long-term Assets	99,007	161,229

Total Assets	$668,641	$798,562

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$917,134	$753,115
Accrued Expenses	56,456	50,725
Deferred Revenue	3,500	24,182
Accrued Director Compensation	109,154	167,659
Lease Payable	29,649	21,743
Notes Payable - Related Party	575,000	575,000
Notes Payable	40,488	40,488
Convertible Notes Payable - Related Party	2,159,511	2,096,416
Convertible Notes payable	384,204	306,366

Total Current Liabilities	4,275,096	4,035,694

Long-Term Liabilities
Lease Payable, net of current portion	65,228	73,134.00
Convertible related party notes payable, net of current portion	1,725,000	1,724,439

Total Liabilities	6,065,324	5,833,267

Stockholders' Deficit
Convertible Preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible Preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 696,000 shares issued and outstanding	696	696
Convertible Preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible Preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible Preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible Preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible Preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible Preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common Stock, authorized 100,000,000 shares,
par value $0.001; 55,952,494 and 51,244,242 shares issued
and outstanding, respectively	55,953	51,243
Additional Paid In Capital	37,492,045	36,564,046
Accumulated Deficit	(42,945,901)	(41,651,214)

Total Stockholders' Deficit	(5,396,683)	(5,034,705)

Total Liabilities and Stockholders' Deficit	$668,641	$798,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012

REVENUES
Session revenues	$20,682	$8,325
Advertising revenues	-	2,000
AfterMaster revenues	34,434	10,900
Total Revenues	55,116	21,225

COSTS AND EXPENSES
Cost of revenues	84,942	124,646
Depreciation and amortization expense	27,914	27,420
General and administrative expenses	788,080	879,604

Total Costs and Expenses	900,936	1,031,670

Loss from Operations	(845,820)	(1,010,445)

Other income (rxpense)
Interest expense	(403,191)	(331,168)
Gain (loss) on disposal of property	(45,676)	-

Total Other Income (Expense)	(448,867)	(331,168)

Loss Before Income Taxes	(1,294,687)	(1,341,613)

NET LOSS	$(1,294,687)	$(1,341,613)

Preferred Stock Accretion and Dividends	(17,016)	(17,016)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,311,703)	$(1,358,629)

Basic and Diluted Loss Per Share of Common Stock	$(0.02)	$(0.04)

Weighted Average Number of Shares Outstanding - Basid and Diluted	52,803,773	37,694,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES

Net Loss	$(1,294,687)	$(1,341,613)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	27,914	27,420
Share-based compensation - Common Stock	167,139	391,398
Share-based compensation - warrants	47,469	4,910
Common stock issued for services and rent	86,771	-
Amortization of debt discount and issuance costs	113,494	192,737
(Gain)/Loss on Disposal of assets	45,676	-
Changes in Operating Assets and Liabilities:
Other receivables	(3,625)	(5,300)
Other assets	75,578	136,651
Lease payable	-	-
Accounts payable and accrued expenses	291,826	15,879

Net Cash Used in Operating Activities	(442,445)	(577,918)

INVESTING ACTIVITIES

Purchase of Intangibles	(9,035)	-

Net Cash Used in Investing Activities	(9,035)	-

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $15,935 and $3,300, respectively	276,065	52,904
Proceeds from notes payable - related party	-	106,700
Proceeds from convertible notes payable - related party	-	100,000
Proceeds from convertible notes payable	160,000	85,000
Repayments of convertible notes payable	(6,000)	-

Net Cash Provided by Financing Activities	430,065	344,604

NET CHANGE IN CASH AND CASH EQUIVALIENTS	(21,415)	(233,314)
CASH AT BEGINNING OF PERIOD	165,258	99,637

CASH AT END OF PERIOD	$143,843	$(133,677)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$612	$-

NON CASH FINANCING ACTIVITIES:
Common Stock and warrants issued for prepaid services	$28,000	$11,433
Common Stock and warrants issued for interest	201,265	133,677
Warrants and beneficial conversion feature on issuance of convertible debt	126,000	49,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2013 and June 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $42,945,901 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The fair value of the Company’s notes payable at September 30, 2013 is approximately $5,044,888 (carrying value of $4,884,203).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Income Taxes
There is no income tax provision for the three months ended September 30, 2013 and 2012 due to net operating losses for which there is no benefit currently available.

At September 30, 2013, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Reclassification
Certain amounts disclosed in prior periods have been reclassified to conform to current presentation. Such reclassifications are for presentation purposes only and have no effect on the Company’s net loss or financial position in any of the periods presented. The Company has made adjustments to the Balance Sheet and Cashflows Statement in payables and common stock issued for services and rent, respectively.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable
Convertible notes payable consisted of the following as of September 30, 2013 and June 30, 2013, respectively:

Convertible Notes Payable – Related Parties
	September 30,	June 30,
	2013	2013

$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $0 and $0 at September 30, 2013 and June 30,2013, respectively.	$250,000	$250,000
$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $0 and $0 at September 30, 2013 and June 30,2013, respectively.	250,000	250,000
$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $0 and $24,559 at September 30, 2013 and June 30,2013, respectively.	250,000	225,441
$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $19,163 and $40,148 at September 30, 2013 and June 30,2013, respectively.	230,837	209,852
$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $0 and $0 as of September 30, 2013 and June 30,2013, respectively.	250,000	250,000

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of September 30, 2013 and June 30,2013, respectively.	250,000	250,000
$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of September 30, 2013 and June 30,2013, respectively.	100,000	100,000
$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of September 30, 2013 and June 30,2013, respectively.	300,000	300,000
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $0 and $1,168 as of September 30, 2013 and June 30,2013, respectively.	100,000	98,832
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $0 and $1,514 as of September 30, 2013 and June 30,2013, respectively.	100,000	98,486
$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $0 and $1,111 as of September 30, 2013 and June 30,2013, respectively.	150,000	148,889
$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $0 and $1,814 as of September 30, 2013 and June 30,2013, respectively.	200,000	198,186
$200,000 face value, issued in April 2012, interest rate of 10%, matures in October 2013, net of unamortized discount of $383 and $2,450 as of September 30, 2013 and June 30,2013, respectively.	199,617	197,550
$150,000 face value, issued in May 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $453 and $1,682 as of September 30, 2013 and June 30,2013, respectively.	149,547	148,318
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $793 and $1,897 as of September 30, 2013 and June 30,2013, respectively.	124,207	123,103
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of 1,034 and $2,208 as of September 30, 2013 and June 30,2013, respectively.	123,966	122,792
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2014, net of unamortized discount of $0 and $0 as of September 30, 2013 and June 30, 2013.	50,000	50,000
$50,000 face value, issued in September 2012, interest rate of 10%, matures in March 2014, net of unamortized discount of $0 and $0 as of September 30, 2013 and June 30, 2013.	50,000	50,000
$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $1800 and $2,662 as of September 30, 2013 and June 30, 2013.	98,200	97,338
$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $1,905 and $2,786 as of September 30, 2013 and June 30, 2013.	98,095	97,214

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

$50,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $825 and $1,192 as of September 30,2013 and June 30, 2013.	49,175	48,808
$75,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $1,280 and $1,804 as of September 30, 2013 and June 30, 2013.	73,720	73,196
$25,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $833 and $1,159 as of September 30, 2013 and June 30, 2013.	24,167	23,841
$50,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $1,705 and $2,358 as of September 30, 2013 and June 30, 2013.	48,295	47,642
$50,000 face value, issued in December 2012, interest rate of 10%, matures in June 2014, net of unamortized discount of $1,848 and $2,502 as of September 30, 2013 and June 2013.	48,152	47,498
$75,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $1,579 and $2,111 as of September 30, 2013 and June 30, 2013.	73,421	72,889
$25,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $477 and $637 as of September 30, 2013 and June 30, 2013.	24,523	24,363
$35,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $822 and $1,099 as of September 30, 2013 and June 30, 2013.	34,178	33,901
$5,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $117 and $156 as of September 30, 2013 and June 30, 2013.	4,883	4,844
$10,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $280 and $374 as of September 30, 2013 and June 30, 2013.	9,720	9,626
$50,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $1,717 and $2,296 as of September 30, 2013 and June 30, 2013.	48,283	47,704
$50,000 face value, issued in March 2013, interest rate of 10%, matures in September 2014, net of unamortized discount of $1,309 and $1,746 as of September 30, 2013 and June 30, 2013.	48,691	48,254
$75,000 face value, issued in April 2013, interest rate of 10%, matures in October 2014, net of unamortized discount of $2,166 and $2,712 as of September 30, 2013 and June 30, 2013.	72,834	72,288
Total convertible notes payable – related parties	3,884,511	3,820,855
Less current portion	2,159,511	2,096,416
Convertible notes payable – related parties, long-term	$1,725,000	$1,724,439

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

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

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of September 30, 2013 and June 30, 2013, respectively:

	September 30,	June 30,
	2013	2013

$100,000 face value, issued in September 2011, interest rate of 10%, originally matured in December 2011, extended to September 2013, net of unamortized discount of $0 and $4,064 as of September 30, 2013 and June 30,2013.	$100,000	$95,936
$10,000 face value, of which $6,000 has been paid back,issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of September 30, 2013 and June 30,2013.	4,000	10,000
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of September 30, 2013 and June 30,2013.	15,000	15,000
$75,000 face value, issued in January 2012, interest rate of 12%, originally matured in June 2013, extended to September 2013, net of unamortized discount of $0 and $3,017 as of September 30, 2013 and June 30,2013.	75,000	71,984
$50,000 face value, of which $9,600 has been paid back, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $-0- as of June 30, 2013.	50,000	50,000
$10,000 face value, issued in Sepember 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $-0- as of September 30, 2013 and June 30,2013.	10,000	10,000
$50,000 face value of which $9,600 was converted leaving a $40,400 face value, issued in November 2012, interest rate of -0-%, matures in November 2013, net of unamortized discount of $5,387 and $13,789 as of September 30, 2013 and June 30, 2013.	35,013	26,611
$30,000 face value, issued in February 2013, interest rate of -0-%, matures in November 2013, net of unamortized discount of $4,098 and $10,487 as of September 30, 2013 and June 30, 2013.	25,902	19,513

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

$20,000 face value, issued in April 2013, interest rate of -0-%, matures in October 2013, net of unamortized discount of $2,623 and $12,678 as of September 30, 2013 and June 30, 2013.	17,377	7,322
$60,000 face value, issued in July 2013, interest rate of 6%, matures in September 2013, net of unamortized discount of $8,088 as of September 30, 2013.	51,912	-
$100,000 face value, issued in September 2013, interest rate of -0-%, matures in February 2014, net of unamortized discount of $100,000 as of September 30, 2013.	-	-
Total convertible notes payable – non-related parties	384,204	306,366
Less current portion	384,204	306,366
Convertible notes payable – non-related parties, long-term	$-	$-

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

On October 13, 2011, the Company issued a convertible note for $10,000 that matures 90 days after issuance. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share. The maturity date of the note can be extended, at the option of the holder, for two consecutive 30 day periods in exchange for a warrant equal to 20% of the initial amount of the note issued with a strike price of $0.50 per share for 5 years. As additional compensation, the Company issued to the holder a warrant to purchase 5,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $3,970 and the debt discount related to the attached warrants was $1,970, for a total debt discount of $5,940. As of the date of the filing of this report, this note is in default. In September, 2013, the company paid 6,000 of the note.

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

On July 30, 2013, the Company issued a convertible note to an unrelated individual for $60,000 that matures on September 30, 2013. The note bears an interest rate of 6% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.15 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $26,000. Subsequent to period end on October 1, 2013, the Company paid the note and interest in full.

On September 30, 2013, the Company issued a convertible note to an unrelated individual for $100,000 that matures on February 28, 2014. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $100,000.

Non-convertible Notes Payable
Non-convertible notes payable due to related parties consisted of the following as of September 30, 2013 and June 30, 2013:

	September 30,	June 30,
	2013	2013

Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to June 2013, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	$200,000	$200,000
Face value of $250,000, issued in September 2011, matures in September 2012, 25,000 warrants per month issued for first 90 days, note bears interest at 15% from December 2011 through maturity.	250,000	250,000
Face value of $125,000, issued in October 2011, matures in October 2012, 30,000 warrants issued in lieu of interest through December 2011, note bears interest at 15% from December 2011 through maturity.	125,000	125,000
Total non-convertible notes payable – related parties	575,000	575,000
Less current portion	575,000	575,000
Non-convertible notes payable - related parties, long term	$-	$-

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

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

On October 12, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2013. No consideration was paid to extend the maturity date. As of September 30, 2013, the note is in default.

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

Further, per the terms of the agreement, if the note was not fully repaid by October 31, 2011, which was subsequently extended to November 15, 2011, and the Company had not deployed and made operational certain designated studios, the Company would be obligated to issue to the lender a warrant to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share with a contractual life of 5 years. Such warrant were issued in accordance with the terms of the note.

On October 1, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2013. No consideration was paid to extend the maturity date. As of September 30, 2013, the note is in default

In October 2011, the Company entered into a one-year note payable for $125,000 with a related party. The note provided for 0% interest per annum for the first 45 days. In lieu of interest for the first 45 days, the Company granted the lender a warrant to purchase 30,000 shares of Company’s Common Stock at an exercise price of $0.40 for a contractual period of 5 years. Effective December 1, 2011, the note bears interest of 15% per annum until paid.

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

Non-Convertible Notes Payable – Non-Related Parties
Non-convertible notes payable due to non-related parties consisted of the following as of September 30, 2013 and June 30, 2013:

	September 30,	June 30,
	2013	2013

Various term notes with total face value of $40,488 due upon demand, interest rates range from 12% to 14%.	$40,488	$40,488
Total non-convertible note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Non-convertible notes payable – non-related parties, long-term	$-	$-

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	671,000	773,115
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	1,195,044	$1,257,214

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 5 – CONVERTIBLE PREFERRED STOCK - continued

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the three months ended September 30, 2013 and the fiscal year ended June 30, 2013, the Company issued -0- shares of Series A-1 Preferred Stock for $-0- in cash, net of $-0- of issuance costs, respectively.

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 5 – CONVERTIBLE PREFERRED STOCK - continued

During the fiscal year ended June, 2012, the Company converted 416,000 shares of Convertible Preferred Stock and accrued dividends of $23,071 into 877,550 shares of Common Stock.

During the fiscal year ended June 30, 2013, the outstanding Preferred Stock accumulated $17,016 in dividends.

During the three months ended September 30, 2013, the outstanding Preferred Stock accumulated $17,016 in dividends; in three months ended September 30, 2013 it accumulated $17,016 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears through September 30, 2013 were approximately $620,099.

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 55,952,494 were issued outstanding as of September 30, 2013.  The activity surrounding the issuances of the Common Stock is as follows:

For the Three Months Ended September 30, 2013
The Company issued 2,920,000 common shares for net cash proceeds of 276,065.  The Company paid as offering costs $15,935 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds and an increase in professional fees. Attached to the Common Shares, the Company issued 196,804 warrants to purchase shares of the Company’s Common Stock. The Company recognized $47,469 in employee stock option expense and for the amortization of warrants issued in prior periods.

The Company also issued 122,500 shares of Common Stock as incentive to notes valued at $32,425 to extend terms on two convertible notes payable and  recorded $126,000 in beneficial conversion features related to new issuances of debt.

The Company issued 211,318 shares of Common Stock as payment for services and rent valued at $54,346 and issued 100.000 shares in advance for services valued at $28,000.

As share-based compensation to employees and non-employees, the Company issued 622,563 shares of common stock valued at $167,139, based on the market price of the stock on the date of issuance.   As interest expense on outstanding notes payable, the Company issued 731,871 shares of common stock valued at $201,265 based on the market price on the date of issuance.

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

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

Stock Purchase Options
During the three months ended September 30, 2013, the Company issued 25,000 any stock purchase options for a value of $6,045. The Company did recognize $8,046 in employee stock option expense during the quarter ended September 30, 2013 for options vested during the period that were issued in prior periods.

During the fiscal year ended June 30, 2013, the Company did not issue any stock purchase options. The Company did recognize $10,914 in employee stock option expense during the three months ended September 30, 2012 for options vested during the period that were issued in prior periods.

Stock Purchase Warrants
During the three months ended September 30, 2013, the Company issued warrants to purchase a total of 196,804 and expired 0 shares of the Company’s Common Stock. The Company issued 29,400 warrants  in conjunction to a default clause in a convertible note payable and issued 167,404 warrants in conjunction to a consulting agreement entered into in July 2013. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

An additional 574,482 warrants valued at $108,660, were issued in for services to be expensed as services were performed.

An additional 95,000 warrants valued at $19,521, were issued in advance for services to be amortized over the term of the service period.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

2013
Expected volatility	113 – 129%
Expected dividends	0%
Expected term	2 – 10 years
Risk-free interest rate	0.35 – 1.72%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2013.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2013	7,530,063	$0.67	$2.45	4.17	$4,770,713
Granted	154,574	0.25	0.23	5.00	55,137
Cancelled/Expired	10,058	-	-	-	-
Outstanding as of September 30, 2013	7,694,695	$4.68	$0.76	2.24	$5,010,664

STUDIO ONE MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and June 30, 2013

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The Company was a defendant in a lease agreement with Westfield Century City with an outstanding balance of $90,000 for unpaid rent plus $68,615 in interest per the rent agreement. Westfield has not taken any legal actions to collect this debt as of September 30, 2013.

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

Rent expense for the three months ended September 30, 2013 was $39,640, of which $16,684 was paid in cash and $20,128 was paid in Common Stock. Rent expense for the three months ended September 30, 2012 was $43,513, of which $21,481 was paid in cash and $22,032 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2014	$73,620
2013	$33,600
Thereafter	$-
Total	$107,220

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of September 30, 2013, there were 55,952,494 shares of Common Stock issued and outstanding.   From April 2006 to June 2013, we have raised approximately $20 million in the form of equity for purposes of research, development and launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303. The Company also operates research, recording and mastering studios located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and it's telephone number is (310) 657-4886.

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

 The Company has the ability to generate revenue from several sources including: (1) mastering or “AfterMastering”/”ProMastering” of audio; (2) MyStudio recording sessions; (3) digital advertising and sponsorship opportunities. The Company believes that Studio One’s award winning and groundbreaking audio/video technologies and unique business models have the potential to have a significant impact in the entertainment and social media sectors.

Business Update

Summary

Mystudio

The Company currently has three stationary MyStudios located at SONY Pictures Studios for the Queen Latifah Show, in the Hard Rock Cafe in Las Vegas and at the Opry Mills Mall in Nashville, TN. In addition, a new MyStudio mobile recording studio was completed in January of 2013. The 27' mobile studio was built for rental to third party companies and can be viewed at www.MyStudio.net. The Studio was recently branded for the "Coors Light, Search For The Coldest" for a three month promotional tour that ended in early July. The Company expects the mobile studio to continue to be a revenue leader for its studio operations in the near term. Based on the success of its first mobile studio the Company is evaluating the manufacture of additional studios.  This is in contrast to the seven studios that were operating earlier in the year. The Company has delayed the installation of additional studios pending the outcome of the development of its proposed television series based on its studios.

The Company believes that the viability of MyStudio recording studios lies with national exposure through television programming or a lease out model for a specific use. The Company is continuing with its co-development agreement with Lionsgate Entertainment, one of the worlds largest film and television production companies for the creation of a television series based on MyStudio. If the development and sale of the series is successful, MyStudio's will be placed in locations strategically relevant to the TV show. The Company expects to install such studios in the first quarter of 2014.

Aftermaster HD

During the quarter, the Company's AfterMaster audio technologies dominated its marketing efforts. On April 25, 2013 the company finalized a multi-year agreement with ReverbNation, one of the worlds largest independent music websites to offer its ProMaster mastering services to ReverbNation members. ProMaster is an online music mastering service designed for independent artists which utilizes proprietary AfterMaster audio technology developed by AfterMaster HD Audio Labs, Inc., a wholly owned subsidiary of the Company. The agreement calls for AfterMaster HD Audio Labs, Inc. to ProMaster a minimum of 450,000 songs per month. The Company is responsible to deliver no less than 15,000 songs per day to the website which will then be offered for sale by the website. Over 5,000,000 songs have been processed to date. The songs are being offered to ReverbNation artists for $24.99. The agreement is a significant milestone for the Company and its AfterMaster audio technology. More information on AfterMaster and ProMaster can be found at AfterMasterHD.com.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition, the Company has begun development of the code for a DSP chip that will allow its AfterMaster technology to be utilized in consumer products such as headphones, televisions, portable stereo's and computers. The Company has recently executed a mutual non-disclosure agreement with one of the largest global semiconductor manufacturers related to a co-development and marketing partnership for incorporating the AfterMaster audio technology into its line of audio chips.

The DSP chip and associated free code in the first quarter of 2014. The company has recently executed a mutual NDA with one of the worlds largest semi-conductor manufacturers and is currently negotiating a marketing partnership wherein AfterMaster audio technology would be offered to their audio chip customers.

As a result of new initiatives and realignment of our objectives with MyStudio, we believe that the Company is positioned to capitalize on its MyStudio and AfterMaster technologies in the upcoming year.  We are encouraged by the continued interest in using MyStudio for casting purposes for national television shows and believe that MyStudio provides a compelling technological breakthrough for talent seekers. Additionally, we remain very positive on the opportunity for AfterMaster to provide significant future revenues for the Company and its potential to greatly improve digital audio for music, motion pictures and television.

The Queen Latifah Show.

In July 2013, the Company entered into a one year agreement to install a MyStudio at SONY Pictures Studios in Culver City, California for use by the Queen Latifah show. The Queen Latifah Show is a new daily one hour talk show produced by SONY and executive producers Will Smith and Jada Pinkett Smith and airs on CBS nationally. The studio is the centerpiece in an exclusive 1500 sq. ft VIP audience room located next to the programs production theater. Audience members gather in the room and record videos that can be utilized in the daily production of the show.  The Company expects to have its video content featured on the show from time to time along with accompanying brand identifiers. The studio can be viewed at queenlatifah.com.

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

 Television Production Agreement

The Company is party to an agreement with Lionsgate Entertainment, one of North America’s largest television and movie production companies for the co-development of a television show based on its MyStudio recording studios for national broadcast. The plan for the television show is to use content produced by MyStudio users to showcase their talents in a variety of categories (e.g., music and comedy). Since the signing, the Company and production company have worked closely on the development process to ensure a fresh and exciting concept that will capture national audiences.

We are pleased to be working with Lionsgate Entertainment as they have a high rate of success in producing television shows that air on major television networks. Its stature and reach as an international film and television “powerhouse” provides additional credibility to the quality of our studios and the opportunity for the show to be a success.  We are currently working to finalize agreements for the show’s hosts and executive producers, which are expected to be internationally renowned entertainers.  We believe that the unique content of the show, coupled with the substantial fan base of the executive producers, will be of great interest to one of the national networks and accelerate the timing for the show’s debut.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The production of a national television show has been a long-time goal of the Company’s management team and it is believe that such a show will allow for significant national and international exposure for MyStudio and thus drive substantially higher studio revenues. Based on the success of the show and the low cost of production, there is a significant possibility of rolling out such a format into international markets.

Warner Music Nashville

The Company entered into an exclusive promotion agreement with Warner Music Nashville ("WMN") for the Company's Nashville based studio. WMN is one of the most important country and music labels with superstars such as Blake Shelton, Dwight Yoakam, Faith Hill and Big & Rich. The revenue sharing agreement calls for WMN to utilize MyStudio as an exciting and innovative way to promote its artists as well as connect with their fans by way of interaction with the studio at the mall and through online video contests.  Country music fans will have the opportunity to create a variety of high definition videos and enter them into contests hosted by Warner Music Nashville and MyStudio. The Company expects the arrangement to raise awareness of its brand and generate increased revenues from promotions initiated by such a high profile partner in the Tennessee market. The Company expects the first promotion to begin in the fourth quarter of 2013.

Mobile Studio

In May 2012, we also built and successfully deployed a temporary mobile MyStudio for Pepsi which was used throughout the country for The X Factor auditions. Pepsi was a sponsor of the X Factor auditions. Based on the success of this mobile studio, we believed that mobile studios could offer a significant revenue opportunity for the Company from both promotional use, as well as the ability to sell advertising on the studios as they travel the United States promoting various contests and auditions. Subsequently, in January 2013, we successfully designed our first dedicated mobile MyStudio which has to date operated at a profit. The studio completed a multi-city tour in early July conjunction with Coors Light Beer, Search for The Coldest campaign.

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

As a result of favorable exposure from The X Factor and positive feedback from other partnerships, we have received a significant number of in-bound enquires about using the studios for other reality television shows and a host of other auditions and contests.  The studios have recently been used for casting for the upcoming new reality series entitled America’s Most Eligible and Tyra Banks' America's Next Top Model.  Earlier in the fiscal year, the studios were also used for casting and featured in the new series called Remodeled, which was led by supermodel agent Paul Fisher; the show centered around building a national network of new modeling talent.  Mr. Fisher is also an important member of the Company’s Advisory Board.

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

AfterMaster

We continue to believe that our AfterMaster audio technology is one of the most significant breakthroughs in digital audio and has the potential to create significant revenues for the Company.  The feedback from music industry executives, leading artists, mastering houses and top consumer products companies has been exceptional.  The broad commercialization of this technology is a top priority for the Company.

AfterMaster is an internally-developed, proprietary (patents-pending) mastering and remastering technology that makes music and other audio files sound significantly louder, fuller and clearer than traditionally mastered music. The technology can be applied to virtually all audio sources including music, radio, motion pictures and television.  The technology has been used to enhance music created by such artists as Lady Gaga, AKON, Diddy, Janet Jackson, and many others.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We are in discussions with several potential users of our AfterMaster technology. Such discussions include consumer electronics companies that see the opportunity to differentiate their products with enhanced audio capabilities offered through the use of an AfterMaster chip in their products.  We believe this represents an enormous market for the Company to have its product integrated into phones, televisions, radios and a host of other products.  As the convergence of features for such consumer electronics continues, it can be difficult for leading consumer electronics companies to differentiate their products. We believe that AfterMaster provides a unique and significant competitive opportunity for one or more of the leading consumer audio OEMs.

ProMaster

Utilizing technologies created in the development of AfterMaster, the Company has recently introduced a consumer version of AfterMaster which it has branded as “ProMasterHD.”

Millions of independent songs are produced each month around the world, however, the expense of mastering such music for the amateur musician is often cost prohibitive, as it can cost over $500 per song.  At a price of $34.99 per song, ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for such a product, we believe that ProMaster has the potential to generate significant revenues for the Company.

On April 25, 2013 the company finalized a multi-year agreement with ReverbNation, one of the world’s largest independent music websites to offer its ProMaster mastering services to ReverbNation members. ProMaster is an online music mastering service designed for independent artists which utilizes proprietary AfterMaster audio technology developed by AfterMaster HD Audio Labs, Inc., a wholly owned subsidiary of the Company. The agreement calls for AfterMaster HD Audio Labs, Inc. to ProMaster a minimum of 450,000 songs per month. The Company is responsible to deliver no less than 15,000 songs per day to the website which will then be offered for sale by the website. Over 5,000,000 songs have been processed to date. The songs are being offered to ReverbNation artists for $24.99.

The ProMaster product was also introduced through a new relationship with music retail giant Guitar Center. Guitar Center has over 225 stores nationally and caters to recreational, amateur/aspiring and professional musicians.  The ProMaster product will be marketed by Guitar Center in-store and through its catalogs, mailers and online advertising.  Musicians are able to upload their files and have them mixed, mastered and/or remastered by ProMaster at an affordable price and a short turnaround period.

Alternatively, musicians can send their music directly to our www.ProMasterHD.com. We have begun a viral marketing campaign for the product on various websites frequented by amateur musicians.  Key individuals for the campaign include our VP of Audio and Rock and Roll Hall of Fame nominee Shelly Yakus and music producers Rodney Jerkins, Richard Perry and Andrew Dawson.

Corporate

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

MyStudio HD Recording Studios

Studio One Media, Inc. has developed MyStudio, a self-contained, state-of-the-art, high definition (“HD”) interactive audio/video recording studio designed for installation in shopping malls and other high traffic areas.

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

Currently there are MyStudio locations included in Los Angeles, Nashville and Las Vegas.

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

We are in discussions with potential users of the technology.  Such discussions include consumer electronics companies that see the opportunity to differentiate their products with enhanced audio capabilities offered through the use of AfterMaster.  We believe this represents an enormous market for the Company to have its product integrated into cell phones, televisions, headphones and a host of other products.

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

In April, 2013 the company finalized a multi-year agreement with Reverbnation, one of the worlds largest independent music websites to offer it's ProMaster mastering services to its members. The agreement calls for the website to provide to ProMaster a minimum of 450,000 songs per month. The Company is responsible to deliver no less than 15,000 songs per day to the website which will then be offered for sale by the website.  The agreement is a significant milestone for the Company and its AfterMaster audio technology. More information on AfterMaster and ProMaster can be found at AfterMasterHD.com and ProMasterHD.com respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Employees

As of September 30, 2013 we employed ten full-time and four part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

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

We lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on December 31, 2014.  The total lease expense for the facility is approximately $6,040 per month, and the total remaining obligations under these leases at June 30, 2014 were approximately $90,600.

We also lease one retail location in Opry Mills Mall Nashville, Tennessee in connection with our MyStudio Kiosk.  This lease expires on November 30, 2013.  The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under these leases at June 30, 2014 were approximately $9,000.

RESULTS OF OPERSATIONS

Revenues

	Three Months Ended
	September 30,
	2013	2012
Session Revenues	$20,682	$8,325
Advertising Revenues	-	2,000
AfterMaster Revenues	34,434	10,900
Total Revenues	$55,116	$21,225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our business model currently generates revenues from four primary sources:

1)	Paid user fees from customers who utilize the Fixed and Model studios to create an audio/video recording;
2)	Advertising revenue from the external monitors located on each MyStudio facility;
3)	Advertising revenue from our website; and
4)	AfterMaster revenue.

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

The revenue for the three months ended September 30, 2013 increase to $55,116 from $21,225 over the comparable three month period ended September 30, 2012 due primarily to the leasing of the new model MyStudio for CoorLight Campaign.

Cost of Revenue

	Three Months Ended
	September 30,
	2013	2012
Cost of Revenue (excluding depreciation and amortization)	$84,942	$124,646

Cost of revenue consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The decrease in cost of sales for the three months ended September 30, 2013, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company opening fewer studios in the current year.

Other Operating Expenses

	Three Months Ended
	September 30,
	2013	2012
Depreciation and Amortization Expense	$27,914	$27,420
General and Administrative Expenses	788,080	879,604
Total	$815,994	$907,024

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

The overall decreases in general and administrative expenses are primarily a result of decreases in Employees and Consultant Fees.

Employee and Consultant Fees decreased from $40,000 during the quarter ended September 30, 2013. The decrease in professional fees is primarily attributable to our issuing less Common Stock and warrants to various employees and consultants for services rendered during the period.

Depreciation and amortization expenses increase due the addition of the MyStudio Model and the Ford F-350 used to transport the Model studio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Income and Expenses

	Three Months Ended
	September 30,
	2013	2012
Interest Expense	$(403,191)	$(331,168)
Loss on Disposal of Assets	(45,676)	-
Total	$(448,867)	$(331,168)

The other income and expenses during the quarter ended September 30, 2013, totaling $(448,867) of net expenses, which consists of interest expense. During the comparable period in 2012, other income and expenses totaled $331,168. Interest has increased due to additional borrowings used to build and deploy additional studios and the increase of loss on disposal of assets from the Company disposing of transportation and labor capitalized in prior periods.

Net Income (Loss)

	Three Months Ended
	September 30,
	2013	2012
Net Loss	$(1,294,687)	$(1,341,613)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $55,116 during the three months ended September 30, 2013 as compared to $21,225 in the comparable quarter of 2012.  The Company has incurred losses since inception of $42,945,901.  At September 30, 2013, the Company has negative working capital of $4,069,289, which was an decrease in working capital of $242,546 from June 30, 2013.  The decrease in the working capital was primarily due to lower cash balances and additional short-term borrowings.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As of September 30, 2013, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2014 and June 30, 2013, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of September 30, 2013 and June 30, 2014 were ineffective, based on COSO’s framework.

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

Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2014.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The Company was a defendant in a lease agreement with Westfield Century City with an outstanding balance of $90,000 for unpaid rent plus $68,615 in interest per the rent agreement.  Westfield has not taken any legal actions to collect this debt as of September 30, 2013.

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

MyStudio is a self-contained interactive video recording studio designed for installation in shopping malls and other pedestrian high traffic public areas.  The studios enable the public, for a fee, to record their video and voice images in a stand-alone, state-of-the-art recording studio and enter their MyStudio performances in music, modeling and other talent related contests.  In addition, MyStudio can be used to record video resumes, dating profiles and personal messages.  We believe the MyStudio methods, processes and business model are proprietary and a unique opportunity in the entertainment industry.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the quarter ended September 30, 2013 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

ITEM 1A - RISK FACTORS - continued

Dilution; Dilutive Effect of Future Transactions.

As of September 30, 2013, we had 55,952,494 shares of Common Stock, $0.001 par value, issued and outstanding.  .  We have granted options to purchase 608,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 833,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,220,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 1,407,092 shares of Common Stock.  We had outstanding convertible debt with a face value of $4,275,400, which can be converted into approximately 2,040,540 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 7,720,094 additional shares of Common Stock at an average exercise price of $0.33.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following equity securities during the three months ended September 30, 2012.  We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.  Following is a summary of the shares of Common Stock issued during the quarter ended September 30, 2013.

Common Stock:

·	2,920,000 shares of Common Stock for net cash proceeds of $276,065;

·	622,563 shares of Common Stock as share-based compensation to employees and non-employees;

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

·	731,871 shares of Common Stock as interest expense on outstanding notes payable; and

·	211,318 shares of Common Stock for services and rent; and

·	100,000 shares of Common Stock for advance of services; and

·	731,871 shares of Common Stock for settlement interest on notes; and

·	122,500 shares issued as incentive for convertible debt.

The value of the share-based compensation was based on the market price of the stock on the day of issuance.

Warrants to Purchase Common Stock:

·	167,404 warrants issued as part of advisory agreements; and

·	29,400 warrants issued with financing;

Options to Purchase Common Stock:

·	25,000 options issued as part of an employment agreement;

The estimated value of the Common Stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2013, no matters were submitted to the shareholders for a vote.

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

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO ONE MEDIA, INC.

Date: November 19, 2013	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: November 19, 2013	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: November 19, 2013	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer