Form 10-Q/A
period 2013-09-30
STUDIO ONE MEDIA, INC.
filed 2013-11-20
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended September 30, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on November 19, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and the audited Condensed Consolidated Balance Sheets as of June 30, 2013, (ii) the unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012 and (iv) the unaudited Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the November 19, 2013 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

ITEM 6. EXHIBITS

a) The following Exhibits are filed herein:

NO.	TITLE

31.1 *	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 *	Temporary Hardship Exemption

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed.
** Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO ONE MEDIA, INC.

Date: November 20 , 2013	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: November 20 , 2013	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: November 20 , 2013	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer