Form 10-Q
period 2013-12-31
STUDIO ONE MEDIA, INC.
filed 2014-02-19
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

☒ Yes    ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

☒ Yes    ☐ No

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

☐ Yes   ☒ No

At February 14, 2014, the number of shares outstanding of Common Stock, $0.001 par value, was 61,215,239 shares.

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2013	2013
	(Unaudited)
ASSETS

Current Assets
Cash	$76,782	$165,258
Other Receivable	22,621	16,240
Other Current Assets	185	19,547

Total Current Assets	99,588	201,045

Property and Equipment, net	234,507	326,242
Property and Equipment, yet to be placed in service	93,357	93,357

Intangible Assets, net	17,790	16,689

Other Assets
Deposits	100,857	161,229

Total Other Long-term Assets	100,857	161,229

Total Assets	$546,099	$798,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$919,477	$753,115
Accrued Expenses	57,630	50,725
Deferred Revenue	3,500	24,182
Consulting Services - Related Party	80,923	167,659
Lease Payable	31,626	21,743
Notes Payable - Related Party	575,000	575,000
Notes Payable	40,488	40,488
Convertible Notes Payable - Related Party	2,188,268	2,096,416
Convertible Notes payable	434,114	306,366

Total Current Liabilities	4,331,026	4,035,694

Long-Term Liabilities
Lease Payable, net of current portion	63,251	73,134
Convertible related party notes payable, net of current portion	1,725,000	1,724,439

Total Liabilities	6,119,277	5,833,267

Stockholders' Deficit
Convertible Preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible Preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 696,000 shares issued and outstanding	696	696
Convertible Preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible Preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible Preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible Preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible Preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible Preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common Stock, authorized 100,000,000 shares,
par value $0.001; 61,215,239 and 51,244,242 shares issued
and outstanding, respectively	61,217	51,243
Additional Paid In Capital	38,582,231	36,564,046
Accumulated Deficit	(44,217,846)	(41,651,214)

Total Stockholders' Deficit	(5,573,178)	(5,034,705)

Total Liabilities and Stockholders' Deficit	$546,099	$798,562

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

REVENUES
Session Revenues	$6,240	$39,807	$26,922	$48,132
Advertising Revenues	-	-	-	2,000
AfterMaster Revenues	36,459	21,590	70,893	32,490
Total Revenues	42,699	61,397	97,815	82,622

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	122,915	68,415	207,857	193,061
Depreciation and Amortization Expense	26,880	53,603	54,794	81,023
General and Administrative Expenses	797,494	603,397	1,585,574	1,483,001

Total Costs and Expenses	947,289	725,415	1,848,225	1,757,085

Loss from Operations	(904,590)	(664,018)	(1,750,410)	(1,674,463)

Other Income (Expense)
Interest Expense	(395,066)	(340,395)	(798,257)	(671,563)
Gain (Loss) on Extinguishment of Debt	27,713	-	27,713	-
Gain (Loss) on Disposal of Property	-	-	(45,676)	-

Total Other Income (Expense)	(367,353)	(340,395)	(816,220)	(671,563)

Loss Before Income Taxes	(1,271,943)	(1,004,413)	(2,566,630)	(2,346,026)

NET LOSS	$(1,271,943)	$(1,004,413)	$(2,566,630)	$(2,346,026)

Preferred Stock Accretion and Dividends	(17,016)	(17,016)	(34,032)	(34,032)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,288,959)	$(1,021,429)	$(2,600,662)	$(2,380,058)

Basic and Diluted Loss Per Share of Common Stock	$(0.02)	$(0.03)	$(0.05)	$(0.06)

Weighted Average Number of Shares Outstanding	58,416,841	38,200,199	55,464,433	38,214,428

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	December 31,
	2013	2012

OPERATING ACTIVITIES

Net Loss	$(2,566,630)		$(2,346,026)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	54,794		81,023
Share-based compensation - Common Stock	379,566		478,480
Share-based compensation - warrants	114,626		10,089
Common stock issued for services and rent	264,961		276,268
Amortization of debt discount and issuance costs	254,160		386,040
(Gain)/Loss on Disposal of assets	45,676		2,002
Changes in Operating Assets and Liabilities:
Other receivables	(6,381)		(10,765)
Other assets	107,734		152,919
Lease payable	-		70,000
Accounts payable and accrued expenses	474,289		88,338

Net Cash Used in Operating Activities	(877,205)		(811,632)

INVESTING ACTIVITIES

Purchase of property and equipment	(9,836)		(72,353)

Net Cash Used in Investing Activities	(9,836)		(72,353)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $15,935 and $3,300, respectively	581,565		106,700
Proceeds from notes payable - related party	-		500,000
Proceeds from convertible notes payable - related party	-		100,000
Proceeds from convertible notes payable	225,000		85,000
Repayments of convertible notes payable	(8,000)		-

Net Cash Provided by Financing Activities	798,565		791,700

NET DECREASE IN CASH	(88,476)		(92,285)
CASH AT BEGINNING OF PERIOD	165,258		99,637

CASH AT END OF PERIOD	$76,782		$7,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$612		$-

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$-		$37,840
Common Stock and warrants issued for prepaid services	$28,000		$10,252
Common Stock and warrants issued for interest	$251,000	$
Warrants and beneficial conversion feature on issuance of convertible debt	$408,441		$108,364

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended December 31, 2013and June 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $44,217,846 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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
December 31, 2013 and June 30, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The fair value of the Company’s notes payable at December 31, 2013 is approximately $5,107,888 (carrying value of $4,962,869).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Income Taxes
There is no income tax provision for the three months ended December 31, 2013 and 2012 due to net operating losses for which there is no benefit currently available.

At December 31, 2013, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable
Convertible notes payable consisted of the following as of December 31, 2013 and June 30, 2013, respectively:

Convertible Notes Payable – Related Parties
	December 31,	June 30,
	2013	2013

$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $0 and $0 at December 31, 2013 and June 30,2013, respectively.	$250,000	$250,000
$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $0 and $0 at December 31, 2013 and June 30,2013, respectively.	250,000	250,000
$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $0 and $24,559 at December 31, 2013 and June 30,2013, respectively.	250,000	225,441
$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $0 and $40,148 at December 31, 2013 and June 30,2013, respectively.	250,000	209,852
$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $0 and $0 as of December 31, 2013 and June 30,2013, respectively.	250,000	250,000
$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of December 31, 2013 and June 30,2013, respectively.	250,000	250,000
$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of December 31, 2013 and June 30,2013, respectively.	100,000	100,000

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of December 31, 2013 and June 30, 2013, respectively.	300,000	300,000
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $0 and $1,168 as of December 31, 2013 and June 30, 2013, respectively.	100,000	98,832
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $0 and $1,514 as of December 31, 2013 and June 30, 2013, respectively.	100,000	98,486
$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $0 and $1,111 as of December 31, 2013 and June 30, 2013, respectively.	150,000	148,889
$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $0 and $1,814 as of December 31, 2013 and June 30, 2013, respectively.	200,000	198,186
$200,000 face value, issued in April 2012, interest rate of 10%, matures in October 2013, net of unamortized discount of $0 and $2,450 as of December 31, 2013 and June 30, 2013, respectively.	200,000	197,550
$150,000 face value, issued in May 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $0 and $1,682 as of December 31, 2013 and June 30, 2013, respectively.	150,000	148,318
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $0 and $1,897 as of December 31, 2013 and June 30, 2013, respectively.	125,000	123,103
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $0 and $2,208 as of December 31, 2013 and June 30, 2013, respectively.	125,000	122,792
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2014, net of unamortized discount of $0 and $0 as of December 31, 2013 and June 30, 2013.	50,000	50,000
$50,000 face value, issued in September 2012, interest rate of 10%, matures in March 2014, net of unamortized discount of $0 and $0 as of December 31, 2013 and June 30, 2013.	50,000	50,000
$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $938 and $2,662 as of December 31, 2013 and June 30, 2013.	99,062	97,338
$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $1,024 and $2,786 as of December 31, 2013 and June 30, 2013.	98,976	97,214
$50,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $458 and $1,192 as of December 31, 2013 and June 30, 2013.	49,542	48,808
$75,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $756 and $1,804 as of December 31, 2013 and June 30, 2013.	74,244	73,196
$25,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $507 and $1,159 as of December 31, 2013 and June 30, 2013.	24,493	23,841

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

$50,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $1,052 and $2,358 as of December 31, 2013 and June 30, 2013.	48,948	47,642
$50,000 face value, issued in December 2012, interest rate of 10%, matures in June 2014, net of unamortized discount of $1,194 and $2,502 as of December 31, 2013 and June 2013.	48,806	47,498
$75,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $1,047 and $2,111 as ofDecember 31, 2013 and June 30, 2013.	73,953	72,889
$25,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $317 and $637 as of December 31, 2013 and June 30, 2013.	24,683	24,363
$35,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $545 and $1,099 as of December 31, 2013 and June 30, 2013.	34,455	33,901
$5,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $78 and $156 as of December 31, 2013 and June 30, 2013.	4,922	4,844
$10,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $186 and $374 as of December 31, 2013 and June 30, 2013.	9,814	9,626
$50,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $1.138 and $2,296 as of December 31, 2013 and June 30, 2013.	48,862	47,704
$50,000 face value, issued in March 2013, interest rate of 10%, matures in September 2014, net of unamortized discount of $872 and $1,746 as of December 31, 2013 and June 30, 2013.	49,128	48,254
$75,000 face value, issued in April 2013, interest rate of 10%, matures in October 2014, net of unamortized discount of $1620 and $2,712 as of December 31, 2013 and June 30, 2013.	73,380	72,288
Total convertible notes payable – related parties	3,913,268	3,820,855
Less current portion	2,188,268	2,096,416
Convertible notes payable – related parties, long-term	$1,725,000	$1,724,439

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
December 31, 2013 and June 30, 2013

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
December 31, 2013 and June 30, 2013

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
December 31, 2013 and June 30, 2013

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

On April 18, 2013, the Company issued a convertible note to a related party for $30,000 that matures in September 18, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the In May, 2013 the company repaid the full amount of the note and accrued interest.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of December 31, 2013 and June 30, 2013, respectively:

Convertible Notes Payable - Non-Related Parties
	December 31,	June 30,
	2013	2013

$100,000 face value, issued in September 2011, interest rate of 10%, originally matured in December 2011, extended to September 2013, net of unamortized discount of $0 and $4,064 as of December 31, 2013 and June 30,2013.	$100,000	$95,936
$10,000 face value, of which $8,000 has been paid back, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of December 31, 2013 and June 30,2013.	2,000	10,000
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $-0- as of December 31, 2013 and June 30,2013.	15,000	15,000
$75,000 face value, issued in January 2012, interest rate of 12%, originally matured in June 2013, extended to September 2013, net of unamortized discount of $0 and $3,017 as of December 31, 2013 and June 30,2013.	75,000	71,984
$50,000 face value, of which $9,600 has been paid back, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $-0- as of June 30, 2013.	50,000	50,000
$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $-0- as of December 31, 2013 and June 30,2013.	10,000	10,000
$50,000 face value of which $9,600 was converted leaving a $40,400 face value, issued in November 2012, interest rate of -0-%, matures in November 2013, net of unamortized discount of $0 and $13,789 as of December 31, 2013 and June 30, 2013.	40,400	26,611
$30,000 face value, issued in February 2013, interest rate of -0-%, matures in November 2013, net of unamortized discount of $0 and $10,487 as of December 31, 2013 and June 30, 2013.	30,000	19,513
$20,000 face value, issued in April 2013, interest rate of -0-%, matures in October 2013, net of unamortized discount of $0 and $12,678 as of December 31, 2013 and June 30, 2013.	20,000	7,322
$60,000 face value, of which $60,000 has been paid back, issued in July 2013, interest rate of 6%, matures in September 2013, net of unamortized discount of $0 as of December 31, 2013.	-	-
$100,000 face value, issued in September 2013, interest rate of 6%, matures in September 2013, net of unamortized discount of $8,088 as of December 31, 2013.	60,927	-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

$50,000 face value, issued in October 2013, interest rate of 0%, originally matured in November 2013, with an extended maturity date of May 2014, net of unamortized discount of $37,845 as of December 31, 2013.	12,155	-
$50,000 face value, issued in November 2013, interest rate of 0%, matures in May 2014, net of unamortized discount of $40,608 as of December 31, 2013.	9,392	-
$25,000 face value, issued in November 2013, interest rate of 0%, matures in February 27, 2014, net of unamortized discount of $15,761 as of December 31, 2013.	9,239	-
Total convertible notes payable – non-related parties	434,114	306,366
Less current portion	434,114	306,366
Convertible notes payable – non-related parties, long-term	$-	$-

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
December 31, 2013 and June 30, 2013

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
December 31, 2013 and June 30, 2013

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
December 31, 2013 and June 30, 2013

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

On October 17, 2013, the Company issued a convertible note to an unrelated individual for $50,000 with an original maturity date of November 17, 2013,. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the original BCF recorded was $50,000. The note was amended on November 17, 2013 to extend the maturity date to May 17, 2014 and issued 25,000 common stock and 25,000 warrants as incentive to extending the maturity date. Under ASC 470-60-55-12, the debt was deemed to be extinguished and the company recognized a loss on extinguishment of debt $27,713 and recoded a BCF on the new terms of $50,000.

On November 5, 2013, the Company issued a convertible note to an unrelated individual for $50,000 that matures on May 5, 2014. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $50,000.

On November 27, 2013, the Company issued a convertible note to an unrelated individual for $25,000 that matures on February 27, 2014. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $25,000.

Non-convertible Notes Payable
Non-convertible notes payable due to related parties consisted of the following as of December 31, 2013 and June 30, 2013:

Non-Convertible Notes Payable – Related Parties

	December 31,	June 30,
	2013	2013

Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to June 2013, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	$200,000	$200,000
Face value of $250,000, issued in September 2011, matures in September 2012, 25,000 warrants per month issued for first 90 days, note bears interest at 15% from December 2011 through maturity.	250,000	250,000

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

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
December 31, 2013 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

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

Non-Convertible Notes Payable – Non-Related Parties
Non-convertible notes payable due to non-related parties consisted of the following as of December 31, 2013 and June 30, 2013:

Non-Convertible Notes Payable – Non-Related Parties
	December 31,	June 30,
	2013	2013

Various term notes with total face value of $40,488 due upon demand, interest rates range from 12% to 14%.	$40,488	$40,488
Total non-convertible note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Non-convertible notes payable – non-related parties, long-term	$-	$-

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	696,000	773,115
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

NOTE 5 – CONVERTIBLE PREFERRED STOCK - continued

Holders of Series A-1 Preferred Stock are superior in rank to the Company’s Common Stock and to all other series of Preferred Stock heretofore designated with respect to dividends and liquidation.

The activity surrounding the issuances of the Preferred Stock is as follows:

During the Six Months ended December 31, 2013 and the fiscal year ended June 30, 2013, the Company issued -0- shares of Series A-1 Preferred Stock for $-0- in cash, net of $-0- of issuance costs, respectively.

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

During the fiscal year ended June 30, 2013, the outstanding Preferred Stock accumulated $34,032 in dividends.

During the six months ended December 31, 2013, the outstanding Preferred Stock accumulated $34,032 in dividends; in six months ended December 31, 2012 it accumulated $34,032 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears through December 31, 2013 were approximately $637,115.

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 61,215,239 were issued outstanding as of December 31, 2013.  The activity surrounding the issuances of the Common Stock is as follows:

For the Six Months Ended December 31, 2013

The Company issued 5,975,000 common shares for net cash proceeds of $581,565.  The Company paid as offering costs $15,935 in cash offering costs and 46,000 in common stock offering costs. Offering costs paid in cash have been recorded as reductions to additional paid-in capital from common stock proceeds and common stock issued for offering costs have been expensed as compensation expenses. Attached to the Common Shares, the Company issued 196,804 warrants to purchase shares of the Company’s Common Stock. The Company recognized $114,626 in employee stock option expense and for the amortization of warrants issued in prior periods.

The Company also issued 510,000 shares of Common Stock as additional incentive for notes of $141,049 to convertible notes payable and recorded $251,000 in beneficial conversion features related to new issuances of debt.

As share-based compensation to employees and non-employees, the Company issued 1,970,458 shares of common stock valued at $531,478, based on the market price of the stock on the date of issuance.   As interest expense on outstanding notes payable, the Company issued 1,471,784 shares of common stock valued at $408,441 based on the market price on the date of issuance.

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
December 31, 2013 and June 30, 2013

NOTE 6 – COMMON STOCK - continued

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

Stock Purchase Options
During the six months ended December 31, 2013, the Company issued 25,000 common stock purchase options under the Grant Under 2009 Long Term Incentive Plan for a value of $6,045. The Company did recognize $10,047 in employee stock option expense during the quarter ended December 31, 2013 for options vested during the period that were issued in prior periods.

During the fiscal year ended June 30, 2013, the Company did not issue any stock purchase options. The Company did recognize $10,914 in employee stock option expense during the fiscal year ended June 30, 2013 for options vested during the period that were issued in prior periods.

Stock Purchase Warrants
During the six months ended December 31, 2013, the Company issued warrants to purchase a total of 866,016 and expired 0 shares of the Company’s Common Stock. The Company issued 29,400 warrants in conjunction to a default clause in a convertible note payable and issued 316,016 warrants in conjunction to a consulting agreement entered into in July 2013. The Company also issued 500,000 warrants in conjunction to a consulting agreement entered into in October 2013.The Company issued 25,000 warrants in conjunction to an extension in a convertible note payable in conjunction with 50,000 shares of common stock. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

2013
Expected volatility	113 – 132%
Expected dividends	0%
Expected term	2 – 10 years
Risk-free interest rate	0.35 – 1.72%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the six months ended December 31, 2013.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2013	7,530,063	$0.67	$2.45	4.17	$4,770,713
Granted	866,016	0.21	0.20	5.00	1,684,723
Exercised	(65,000)	-	-	-	-
Cancelled/Expired	(222,500)	-	-	-	-
Outstanding as of June 30, 2013	8,108,579	$1.14	$0.71	2.24	$6,413,750

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

The Company was a defendant in a lease agreement with Westfield Century City with an outstanding balance of $90,000 for unpaid rent plus $68,615 in interest per the rent agreement. Westfield has not taken any legal actions to collect this debt as of December 31, 2013.

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

The Company is a defendant in a suit brought by one if its suppliers.  The Company has defended the claim alleging that the vendor failed to deliver the goods and services contracted for.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and June 30, 2013

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

Rent expense for the Six Months ended December 31, 2013 was $39,640, of which $16,684 was paid in cash and $40,256 was paid in Common Stock. Rent expense for the Six Months ended December 31, 2012 was $79,943, of which $21,481 was paid in cash and $38,822 was paid in Common Stock.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of December 31, 2013, there were 61,215,239 shares of Common Stock issued and outstanding.   From April 2006 to December 31 2013, we have raised approximately $20.5 million in the form of equity for purposes of research, development and launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303. The Company also operates research, recording and mastering studios located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and it's telephone number is (310) 657-4886.

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

Business Update

Summary

MyStudio HD Recording Studios

The Company currently has three MyStudio's installed at (1) SONY Pictures Studios in Los Angeles for the Queen Latifah Show; (2) the Hard Rock Cafe in Las Vegas; and (3) Opry Mills Mall in Nashville, Tennessee. The Company also has four additional studios on stand-by for future deployment, as discussed below.

In addition to the fixed location studios, we have developed a mobile MyStudio recording studio. This twenty-seven foot long mobile studio was built for rental to third party companies and can be viewed at www.MyStudio.net. An example of such intended use was the recent rental by the nationally recognized Coors brand for its "Coors Light, Search for the Coldest" promotional tour. The Company expects the mobile studio to continue to be a revenue leader for its studio operations in the near term. Based on the success of its first mobile studio and ongoing interest by consumer product and entertainment companies, the Company is evaluating the timing and opportunity for additional mobile studios.

The Company has delayed the installation of additional available studios pending the completion of the agreement for the proposed television series with Lionsgate, as noted below. The Company believes that the viability of the MyStudio Recording Studio business lies with national exposure through television programming or a leasing model for a specific use, such as promotional tours. The current studio deployments with The Queen Latifah Show and Warner Music Nashville, as well as the expected use for the 2014 season for The X Factor, are discussed below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Lionsgate Entertainment Television Production Agreement

The Company is party to an agreement with Lionsgate Entertainment, one of North America's largest television and movie production companies for the co-development of a television show based on its MyStudio recording studios for national broadcast. The plan for the television show is to use content produced by MyStudio users to showcase their talents in a variety of categories (e.g., music and comedy). Since the signing, the Company and production company have worked closely on the development process to ensure a fresh and exciting concept that will capture national audiences.

We are pleased to be working with Lionsgate Entertainment as it has a high rate of success in producing television shows that air on major television networks. Its stature and reach as a top international film and television producer provides additional credibility to the quality of our studios and the opportunity for the show to be a success.  The Company has recently been advised that Lionsgate has finalized an agreement with an internationally recognized television and music celebrity to serve as executive producer of the show. We believe that the unique content of the show, coupled with the substantial fan base of the executive producer, will be of great interest to one of the national networks and accelerate the timing for the shows debut.

The production of a national television show has been a long-time goal of the Company's management team, and we believe that such a show will allow for significant national and international exposure for MyStudio and thus drive substantially higher studio revenues. Based on the success of the show and the low cost of production, there is a significant possibility of rolling out such a format into international markets.

Assuming the successful sale of the series by Lionsgate to one of the television networks, we expect to place the available studios in strategic locations throughout the U.S. to drive traffic/contestants for the show. With the Executive Producer now in place the Company and Lionsgate expect to complete the sale of the show and install the aforementioned studios in 2014.

The Queen Latifah Show Studio

In July 2013, the Company entered into a one year agreement to install one of its studios at SONY Pictures Studios in Culver City, California for use by The Queen Latifah Show. The Queen Latifah Show is a newly introduced daily talk show produced by SONY and executive producers Will Smith and Jada Pinkett Smith and airs nationally on CBS. The studio is the centerpiece in an exclusive 1,500 square foot VIP audience room located next to the program's production theater. Audience members gather in the room and record videos that can be and are utilized in the daily production of the show. The Company expects to have its video content featured on the show from time to time along with accompanying brand identifiers.

The significance of this agreement was to continue gaining exposure for MyStudio with both directors, producers, casting agents and the general public, while providing another example of how the high quality and ease of use can be employed by a number of other entertainment companies.

The X Factor Auditions

In April 2011, we entered into a multi-year strategic partnership with The X Factor in the United States. Led by Simon Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world's top musical talent, The X Factor had tremendous success in Europe before being introduced into the U.S. last year. Mr. Cowell recognized the significant opportunity MyStudio offered in terms of broadening the audition base. Mr. Cowell and other reality television producers understand that their shows are only as good as the talent identified and MyStudio provides a revolutionary new technology for finding talent in a cost-effective, operationally-efficient manner. The Company conducted auditions for The X Factor in 2011 and 2012. Both seasons of The X Factor saw MyStudio make a significant contribution to the show with a positively disproportionate number of MyStudio auditioners making it to all X Factor elimination levels. Despite conducting less than 10% of the total auditions, two of the final four 2012 contestants, Carly Rose Sonenclar and Emblem 3 came from MyStudio auditions. The Company's studios were not utilized for 2013 The X Factor auditions as there were not enough MyStudio locations available.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The success and exposure of the studios with The X Factor led to subsequent opportunities for the Company to host auditions for America's Next Top Model and most recently The Queen Latifah Show.

Warner Music Nashville Studio

The Company entered into an exclusive promotional agreement with Warner Music Nashville ("WMN") for the Company's Nashville-based studio. WMN is one of the most important country and music labels with superstars, such as Blake Shelton, Dwight Yoakam, Faith Hill and Big & Rich. The revenue sharing agreement provides for WMN to utilize MyStudio as an exciting and innovative way to promote its artists, as well as connect with the artists' fans by way of interaction with the studio at the Opry Mills Mall and through online video contests. Country music fans can create a variety of high definition videos and enter into contests hosted by Warner Music Nashville and MyStudio. The Company expects the arrangement to raise awareness of its brand and generate increased revenues from promotions initiated by such a high profile partner in the Tennessee market.

In 2012, we built and successfully deployed a temporary version of a mobile MyStudio for Pepsi, which was used throughout the country for The X Factor auditions; Pepsi was a sponsor of The X Factor auditions.

Based on the success of that mobile studio, we believed that mobile studios could offer a significant revenue opportunity for the Company from both promotional use, as well as the ability to sell advertising on the studios as they travel the United States promoting various contests and auditions. Accordingly, in January 2013, we successfully designed and built our first dedicated mobile MyStudio. That studio completed a multi-city promotional tour in 2013 for Coors, for which the Company received a fixed monthly leasing fee. We believe this represents the first of many revenue-generating opportunities for the mobile studios.

Based on the success of its first mobile studio and ongoing interest by consumer product and entertainment companies, the Company is evaluating the timing and opportunity for additional mobile studios.

AfterMaster HD

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

AfterMaster is an internally-developed, proprietary (patents-pending) mastering and remastering technology that makes music and other audio files sound significantly louder, fuller and clearer than traditionally mastered music. The technology can be applied to virtually all professional and/or high-end audio sources including music, radio, motion pictures and television. The technology has been used to enhance music created by such artists as Lady Gaga, Nick Cannon, Ray J, Aerosmith, AKON, Diddy, Janet Jackson, and many others.

We are in discussions with several potential users of our AfterMaster technology. Such discussions include consumer electronics companies that see the opportunity to differentiate their products with enhanced audio capabilities offered through the use of an AfterMaster chip in their products.

AfterMaster Audio Chip

In late calendar 2013, the Company signed a mutual nondisclosure agreement with a large international semiconductor company to explore the technological viability and market opportunity of embedding the AfterMaster technology into semiconductor chips. We have also received interest from other semiconductor partners that have also expressed strong desire to participate in developing such a portfolio of chips. The interest levels of each of these partners recognizes both the unprecedented audio quality in terms of resolution and loudness from the AfterMaster technology and the broad market for such chips.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our stated goal is to work with leading semiconductor companies to develop a very broad portfolio of semiconductor chips that can be used in consumer and industrial products, including but not limited to: phones (mobile, home, and business); headphones; televisions; stereo speakers; stereos (home, portable, commercial and automobile); and computers (desktop, laptop and tablets). Our analysis of the total addressable market for such semiconductor chips is in the hundreds of millions units. Our goal is to license the technology to numerous parties who pay Studio One a licensing or royalty fee for use of the technology. As such, we have recently appointed semiconductor veteran Bret Zahn to the Company's Advisory Board to assist the Company in expediting the development of the chips and related product portfolio and partnership opportunities.

We believe that the development and commercialization of such a product portfolio of semiconductor chips creates the most significant revenue opportunity in the Company's history. We expect to begin the development process in the next couple of months. Concurrent with the development process, we intend to meet with numerous prospective customers for the AfterMaster chips, including those that have already expressed a strong interest in purchasing such semiconductors once available.

As the convergence of features on consumer electronics continues, it is becoming more difficult for leading consumer electronics companies to differentiate their products. We believe that AfterMaster provides a unique and significant competitive opportunity for consumer electronics manufacturers while offering their customers a superior audio product.

ProMasterHD

Utilizing technologies created in the development of AfterMaster, the Company has recently introduced a consumer version of AfterMaster which it has branded as ProMasterHD.

Millions of independent songs are produced each month around the world, however, the expense of mastering such music for the amateur musician is often cost prohibitive, as it can cost over $500 per song. Musicians can transmit their music directly to our www.ProMasterHD.com  website, where it can be "ProMastered" for $34.99 per song. ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for this product, we believe that ProMaster has the potential to generate significant revenues for the Company.

The ProMaster product was also introduced through a relationship with music retail giant Guitar Center. Guitar Center has a national footprint, whose customer base is comprised of recreational, amateur/aspiring and professional musicians. The ProMaster product is being marketed by Guitar Center in-store and through its catalogs, mailers and soon online advertising. Musicians are able to upload their files and have them mixed, mastered and/or remastered by ProMaster at an affordable price and a short turnaround period. We expect to dedicate greater internal resources in calendar 2014 to maximize the revenue opportunity with Guitar Center.

ReverbNation Agreement

ProMaster is an online music mastering service designed for independent artists which utilizes proprietary AfterMaster audio technologies developed by AfterMaster HD Audio Labs, Inc., a wholly-owned subsidiary of the Company.

In 2013, the Company completed a multi-year agreement with ReverbNation, one of the world's largest independent music websites, to offer its ProMaster mastering services to ReverbNation members. The agreement provides for the Company to ProMaster a minimum of 450,000 songs per month in exchange for ReverbNation marketing those songs to its members for a fee; the agreement provides for various revenue sharing elements between the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

To date, over 6,000,000 songs have been processed through recently developed technologies that allow us to economically ProMaster large volumes of audio files. Such technologies being used with ReverbNation can and are expected to be used by and for other music services. We are currently pursuing additional partnerships utilizing such technologies.

The Company believes that the significantly enhanced audio quality provides a much better way for artists to showcase their music in hopes of gaining broad exposure and potential stardom. The Company is currently working with ReverbNation to develop an effective plan for marketing the new concept and technology to their members and maximize the revenue opportunities for the parties, including celebrity endorsements.

Independent music mastering in volume represents an exciting revenue opportunity for the Company, a technological proof of the Company's ability to ProMaster a high volume of music on an economical basis and a new platform for other future social media partnerships.

Corporate

The Company has been awarded four patents with other patent applications pending. The Company has an aggressive intellectual property strategy to protect the MyStudio, AfterMaster and the related technologies it has developed. We expect to continue raising capital through both equity and debt financings, as needed, to further our corporate objectives.

Advisory Board

Recognizing the significance of our technologies, we have been able to attract some of the leading music and entertainment executives to our Advisory Board. The Advisory Board is an important resource for the Company in terms of thought leadership and strategic introductions. This distinguished group, inclusive of the recent appointment of Mr. Zahn, includes:

●	Bret Zahn - Executive with ON Semiconductor, a $3 billion semiconductor company; formerly held senior roles with Lifelock, Hypercom, ChipPAC and Amkor.

●	Ted Field - Chairman & CEO of Radar Pictures (over 60 motion pictures generating over $7 billion in gross revenues); co-founder of Interscope Records; former owner of Panavision.

●	Paul Fisher - Internationally recognized modeling agent; CEO of The Network.

●	Jason Flom - Former CEO of Atlantic Records, Virgin Music, Capitol Music Group and Lava Records.

●	Sheila Jaffe - Emmy Award winning casting director; partner in Walken/Jaffe Casting; casting for notable shows as Entourage and The Sopranos.

●	Rodney Jerkins - Grammy Award winning music producer/song writer; clients include Janet Jackson, Madonna, Lady Gaga among others.

●	Allan Kaplan - Serial entrepreneur and venture capitalist; Director of Clearview Capital Partners.

●	Andrew Knight - Director of News Corporation; former Editor of The Economist.

●	Paul Oreffice - Former Chairman & CEO of The Dow Chemical Company; served on the Boards of The Coca-Cola Company, Morgan Stanley, CIGNA and Nortel.

●	Richard Perry - World renown record producer and winner of seven Grammy Awards; clients include Barbra Streisand and Cher.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

●	Diane Warren - Considered to be the world's most prolific songwriter; Golden Globe and Grammy Award winner.

●	Charlie Weber - Former CEO of Lucas Films; former COO of Embassy Communications.

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

Employees

As of December 31, 2013 we employed ten full-time and four part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at June 30, 2014 were approximately $52,800.

We also lease one retail location in Opry Mills Mall Nashville, Tennessee in connection with our MyStudio Kiosk on a month-by month basis.  The total lease expense for the facility is approximately $3,000 per month.

RESULTS OF OPERATIONS

Revenues
	Three Months Ended
	December 31,
	2013	2012
Session Revenues	$6,240	$39,807
AfterMaster Revenues	36,459	21,590
Total Revenues	$42,699	$61,397

Revenues
	Six Months Ended
	December 31,
	2013	2012
Session Revenues	$26,922	$48,132
Advertising Revenues	-	2,000
AfterMaster Revenues	70,893	32,490
Total Revenues	$97,815	$82,622

Our business model currently generates revenues from four primary sources:

1)	Paid user fees from customers who utilize the Fixed and Model studios to create an audio/video recording;
2)	Advertising revenue from the external monitors located on each MyStudio facility;
3)	Advertising revenue from our website; and
4)	AfterMaster revenue.

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

The revenue for the three months ended December 31, 2013 decrease to $42,699 from $61,397 over the comparable three month period ended December 31, 2012 due primarily to having lease studio at mall locations.

The revenue for the Six months ended December 31, 2013 increase to $97,815 from $82,622 over the comparable six month period ended December 31, 2012 due primarily to ReverbNation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Three Months Ended
Cost of Revenues	December 31,
	2013	2012
Cost of Revenues (excluding depreciation and amortization)	$122,915	$68,415

	Six Months Ended
	December 31,
	2013	2012
Cost of Revenues (excluding depreciation and amortization)	$207,857	$193,061

Cost of revenues consists primarily of “the cloud services” for the new ProMaster and AfterMaster Services, and excludes depreciation and amortization on the studios. The increased in cost of sales for the three and six months ended December 31, 2013, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company new partnership with ReverbNation.

Other Operating Expenses

	Three Months Ended
	December 31,
	2013	2012
Depreciation and Amortization Expense	$26,880	$53,603
General and Administrative Expenses	797,494	603,397
Total	$824,374	$657,000

	Six Months Ended
	December 31,
	2013	2012
Depreciation and Amortization Expense	$54,794	$81,023
General and Administrative Expenses	1,585,574	1,483,001
Total	$1,640,368	$1,564,024

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

The overall increase in general and administrative expenses are primarily a result of increase in web services related to ProMaster and also increase in Employee and Consultant Fees.

Employee and Consultant Fees increase from $70,000 during the six months ended December 31, 2013. Web services Fees increase from $20,000 during the six months ended December 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Depreciation and amortization expenses decrease due most of the studio and other assets being fully depreciated.

Other Income and Expenses

	Three Months Ended
	December 31,
	2013	2012
Interest Expense	$(395,066)	$(340,395)
Gain (Loss) on Extinguishment of Debt	27,713	-
Gain (Loss) on Disposal of Property	-	-
Gain (Loss) on Extinguishment of Debt	-	-
Total	$(367,353)	$(340,395)

	Six Months Ended
	December 31,
	2013	2012
Interest Expense	$(798,257)	$(671,563)
Gain (Loss) on Extinguishment of Debt	27,713	-
Gain (Loss) on Disposal of Property	(45,676)	-
Total	$(816,220)	$(671,563)

The other income and expenses during the Three months ended December 31, 2013, totaling $367,353 of net expenses, which consists of interest expense. During the comparable period in 2012, other income and expenses totaled $340,395. Interest has increased due to additional borrowings used to develop ProMaster and AfterMaster Services.

The other income and expenses during the six months ended December 31, 2013, totaling $816,220 of net expenses, which consists of interest expense. During the comparable period in 2012, other income and expenses totaled $671,563. Interest has increased due to additional borrowings used to develop ProMaster and AfterMaster Services.

Net Income (Loss)

	Three Months Ended
	December 31,
	2013	2012
Net Income (Loss)	$(1,271,943)	$(1,004,413)

	Six Months Ended
	December 31,
	2013	2012
Net Income (Loss)	$(2,566,630)	$(2,346,026)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large non-cash expenses, our net loss would be $1,553,317 and $1,195,149 for the six months periods ended December 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $42,699 during the three months ended December 31, 2013 as compared to $61,397 in the comparable quarter of 2012.  The Company has incurred losses since inception of $ 44,217,846.  At December 31, 2013, the Company has negative working capital of $4,231,438, which was a decrease in working capital of $396,789 from June 30, 2013.  The decrease in the working capital was primarily due to lower cash balances and additional short-term borrowings.

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

As of December 31, 2013, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

 The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2013 and June 30, 2013, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below.  In order to reduce the impact of these weaknesses to an acceptable level the company has contracted an outside consultant with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934.

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

The Company was a defendant in a lease agreement with Westfield Century City with an outstanding balance of $90,000 for unpaid rent plus $68,615 in interest per the rent agreement.  Westfield has not taken any legal actions to collect this debt as of December 31, 2013.

ITEM 1. LEGAL PROCEEDINGS - continued

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

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

ITEM 1A - RISK FACTORS - continued

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the quarter ended December 31, 2013 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of December 31 2013, we had 61,215,239 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 618,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 833,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,220,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 1,407,092 shares of Common Stock.  We had outstanding convertible debt with a face value of $4,500,000, which can be converted into approximately 2,295,100 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 8,979,605 additional shares of Common Stock at an average exercise price of $0.33.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us.  If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued multiple equity securities during the six months ended December 31, 2013, as listed in the bullet points below.  We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.  Following is a summary of the shares of Common Stock issued during the quarter ended December 31, 2013.

Common Stock:

●	5,975,000 shares of Common Stock for net cash proceeds of $581,565;

●	1,924,455 shares of Common Stock as share-based compensation to employees and non-employees;

●	1,471,784 shares of Common Stock as interest expense on outstanding notes payable; and

●	1,924,455 shares of Common Stock as conversation of cashless warrant;

●	1,924,455 shares of Common Stock as share-based compensation for issuance costs;

●	510,000 shares issued as incentive for convertible debt.

The value of the share-based compensation was based on the market price of the stock on the day of issuance.

Warrants to Purchase Common Stock:

●	311,616 warrants issued as part of advisory agreements;

●	500,000 warrants issued as part of financial public relations agreement;

●	25,000 warrants issued as part of an agreement to extend the maturity date of promissory note; and

●	29,400 warrants issued with financing;

Options to Purchase Common Stock:

●	25,000 options issued as part of an employment agreement;

The estimated value of the Common Stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended December 31, 2013, no matters were submitted to the shareholders for a vote.

ITEM 5. OTHER INFORMATION

Subsequent Events

None

ITEM 6. EXHIBITS

a) The following Exhibits are filed herein:

NO.	TITLE

31.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

31.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO ONE MEDIA, INC.

Date: February 14, 2014	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: February 14, 2014	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: February 14, 2014	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer