Form 10-Q
period 2014-03-31
STUDIO ONE MEDIA, INC.
filed 2014-05-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

☐ Yes   ☒ No

At May 15, 2014, the number of shares outstanding of Common Stock, $0.001 par value, was 66,902,917 shares.

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets
	March 31,	June 30,
	2014	2013
	(Undaudited)
ASSETS

Current Assets
Cash	$24,328	$165,258
Other Receivable	19,821	16,240
Other Current Assets	-	19,547

Total Current Assets	44,149	201,045

Property and Equipment, net	211,848	326,242
Property and Equipment, yet to be placed in service	93,357	93,357

Intangible Assets, net	14,248	16,689

Other Assets
Deposits	102,057	161,229

Total Other Long-term Assets	102,057	161,229

Total Assets	$465,659	$798,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$878,201	$753,115
Accrued Expenses	65,260	50,725
Deferred Revenue	3,500	24,182
Consulting Services - Related Party	9,568	167,659
Lease Payable	29,194	21,743
Notes Payable - Related Party	610,000	575,000
Notes Payable	40,488	40,488
Convertible Notes Payable - Related Party	3,920,047	2,096,416
Convertible Notes payable	586,567	306,366

Total Current Liabilities	6,142,825	4,035,694

Long-Term Liabilities
Lease Payable, net of current portion	65,684	73,134
Convertible related party notes payable, net of current portion	-	1,724,439

Total Liabilities	6,208,509	5,833,267

Stockholders' Deficit
Convertible Preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible Preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 696,000 shares issued and outstanding	696	696
Convertible Preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible Preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible Preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible Preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible Preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible Preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common Stock, authorized 100,000,000 shares,
par value $0.001; 64,300,449 and 51,244,242 shares issued
and outstanding, respectively	64,302	51,243
Additional Paid In Capital	39,520,634	36,564,046
Accumulated Deficit	(45,329,006)	(41,651,214)

Total Stockholders' Deficit	(5,742,850)	(5,034,705)

Total Liabilities and Stockholders' Deficit	$465,659	$798,562

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Session Revenues	$3,000	$162,299	$29,922	$210,431
Advertising Revenues	-	-	-	2,000
AfterMaster Revenues	28,171	17,279	99,064	49,769
Total Revenues	31,171	179,578	128,986	262,200

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	78,201	77,711	286,058	270,772
Depreciation and Amortization Expense	26,201	57,471	80,995	138,494
General and Administrative Expenses	675,547	592,664	2,261,121	2,075,665

Total Costs and Expenses	779,949	727,846	2,628,174	2,484,931

Loss from Operations	(748,778)	(548,268)	(2,499,188)	(2,222,731)

Other Income (Expense)
Interest Expense	(308,884)	(298,140)	(1,107,141)	(969,703)
Gain (Loss) on Extinguishment of Debt	(53,500)	-	(25,787)	-
Gain (Loss) on Disposal of Property	-	-	(45,676)	-
Other Income	-	1,500	-	1,500

Total Other Income (Expense)	(362,384)	(296,640)	(1,178,604)	(968,203)

Loss Before Income Taxes	(1,111,162)	(844,908)	(3,677,792)	(3,190,934)

NET LOSS	$(1,111,162)	$(844,908)	$(3,677,792)	$(3,190,934)

Preferred Stock Accretion and Dividends	(17,016)	(17,016)	(51,048)	(51,048)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,128,178)	$(861,924)	$(3,728,840)	$(3,241,982)

Basic and Diluted Loss Per Share of Common Stock	$(0.02)	$(0.02)	$(0.06)	$(0.08)

Weighted Average Number of Shares Outstanding	62,498,968	40,790,747	57,775,047	39,064,369

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Loss	$(3,677,792)	$(3,190,934)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	80,995	81,023
Share-based compensation - Common Stock	537,870	478,480
Share-based compensation - warrants	259,212	10,089
Common stock issued for services and rent	398,777	276,268
Amortization of debt discount and issuance costs	423,394	386,040
(Gain)/Loss on Disposal of assets	45,676	2,002
(Gain)/Loss on extinguishment of debt	50,000	-
Changes in Operating Assets and Liabilities:
Other receivables	(3,581)	(10,765)
Other assets	106,719	152,919
Lease payable	-	70,000
Accounts payable and accrued expenses	536,571	88,338

Net Cash Used in Operating Activities	(1,242,159)	(1,656,540)

INVESTING ACTIVITIES

Purchase of property and equipment	(9,836)	(72,353)

Net Cash Used in Investing Activities	(9,836)	(72,353)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $15,935 and $3,300, respectively	699,065	106,700
Proceeds from notes payable - related party	35,000	500,000
Proceeds from convertible notes payable - related party	-	100,000
Proceeds from convertible notes payable	385,000	85,000
Repayments of convertible notes payable	(8,000)	-

Net Cash Provided by Financing Activities	1,111,065	791,700

NET DECREASE IN CASH	(140,930)	(937,193)
CASH AT BEGINNING OF PERIOD	165,258	99,637

CASH AT END OF PERIOD	$24,328	$(837,556)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$918	$-

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$-	$37,840
Common Stock and warrants issued for prepaid services	$28,000	$10,252
Common Stock and warrants issued for interest	$28,100	$
Warrants and beneficial conversion feature on issuance of convertible debt	$575,723	$108,364

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2014 and June 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $45,329,006 and currently has revenues which are insufficient to covering its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

The fair value of the Company’s notes payable at March 31, 2014 is approximately $5,292,888 (carrying value of $5,157,103).  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Income Taxes
There is no income tax provision for the three months ended March 31, 2014 and 2013 due to net operating losses for which there is no benefit currently available.

At March 31, 2014, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2014 and June 30, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – NOTES PAYABLE

Convertible Notes Payable
Convertible notes payable consisted of the following as of March 31, 2014 and June 30, 2013, respectively:

Convertible Notes Payable – Related Parties
	March 31,	June 30,
	2014	2013

$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $0 and $0 at March 31, 2014 and June 30,2013, respectively.	$250,000	$250,000
$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $0 and $0 at March 31, 2014 and June 30,2013, respectively.	250,000	250,000
$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $0 and $24,559 at March 31, 2014 and June 30,2013, respectively.	250,000	225,441
$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $0 and $40,148 at March 31, 2014 and June 30,2013, respectively.	250,000	209,852
$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $0 and $0 as of March 31, 2014 and June 30,2013, respectively.	250,000	250,000
$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of March 31, 2014 and June 30,2013, respectively.	250,000	250,000
$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of March 31, 2014 and June 30,2013, respectively.	100,000	100,000
$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of March 31, 2014 and June 30,2013, respectively.	300,000	300,000

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2014 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $0 and $1,168 as of March 31, 2014 and June 30,2013, respectively.	100,000	98,832
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $0 and $1,514 as of March 31, 2014 and June 30,2013, respectively.	100,000	98,486
$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $0 and $1,111 as of March 31, 2014 and June 30,2013, respectively.	150,000	148,889
$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $0 and $1,814 as of March 31, 2014 and June 30,2013, respectively.	200,000	198,186
$200,000 face value, issued in April 2012, interest rate of 10%, matures in October 2013, net of unamortized discount of $0 and $2,450 as of March 31, 2014 and June 30,2013, respectively.	200,000	197,550
$150,000 face value, issued in May 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $0 and $1,682 as of March 31, 2014 and June 30,2013, respectively.	150,000	148,318
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $0 and $1,897 as of March 31, 2014 and June 30,2013, respectively.	125,000	123,103
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $0 and $2,208 as of March 31, 2014 and June 30,2013, respectively.	125,000	122,792
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2014, net of unamortized discount of $0 and $0 as of March 31, 2014 and June 30, 2013.	50,000	50,000
$50,000 face value, issued in September 2012, interest rate of 10%, matures in March 2014, net of unamortized discount of $0 and $0 as of March 31, 2014 and June 30, 2013.	50,000	50,000
$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $95 and $2,662 as of March 31, 2014 and June 30, 2013.	99,905	97,338
$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $163 and $2,786 as of March 31, 2014 and June 30, 2013.	99,837	97,214
$50,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $99 and $1,192 as of March 31, 2014 and June 30, 2013.	49,901	48,808
$75,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $244 and $1,804 as of March 31, 2014 and June 30, 2013.	74,756	73,196
$25,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $188 and $1,159 as of March 31, 2014 and June 30, 2013.	24,812	23,841
$50,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $413 and $2,358 as of March 31, 2014 and June 30, 2013.	49,587	47,642
$50,000 face value, issued in December 2012, interest rate of 10%, matures in June 2014, net of unamortized discount of $555 and $2,502 as of March 31, 2014 and June 2013.	49,445	47,498
$75,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $526 and $2,111 as ofMarch 31, 2014 and June 30, 2013.	74,474	72,889
$25,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $160 and $637 as of March 31, 2014 and June 30, 2013.	24,840	24,363
$35,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $274 and $1,099 as of March 31, 2014 and June 30, 2013.	34,726	33,901
$5,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $39 and $156 as of March 31, 2014 and June 30, 2013.	4,961	4,844
$10,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $94 and $374 as of March 31, 2014 and June 30, 2013.	9,906	9,626
$50,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $572 and $2,296 as of March 31, 2014 and June 30, 2013.	49,428	47,704
$50,000 face value, issued in March 2013, interest rate of 10%, matures in September 2014, net of unamortized discount of $445 and $1,746 as of March 31, 2014 and June 30, 2013.	49,555	48,254
$75,000 face value, issued in April 2013, interest rate of 10%, matures in October 2014, net of unamortized discount of $1,086 and $2,712 as of March 31, 2014 and June 30, 2013.	73,914	72,288
Total convertible notes payable – related parties	3,920,047	3,820,855
Less current portion	3,920,047	2,096,416
Convertible notes payable – related parties, long-term	$-	$1,724,439

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2014 and June 30, 2013

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

In conjunction with the note, the Company issued detachable warrants to purchase 50,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.25 per share and a contractual life of 5 years from the issuance date. The value of the beneficial conversion feature (BCF) recorded was $2,356 and the debt discount related to the attached warrants was $2,356, for a total debt discount of $4,712.

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
March 31, 2014 and June 30, 2013

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
March 31, 2014 and June 30, 2013

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

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of March 31, 2013 and June 30, 2013, respectively:

Convertible Notes Payable - Non-Related Parties
	March 31,	June 30,
	2014	2013

$100,000 face value, issued in September 2011, interest rate of 15%, originally matured in December 2011, extended to August 2014, net of unamortized discount of $-0- and $4,064 as of March 31, 2014 and June 30,2013.	$100,000	$95,936
$10,000 face value, of which $8,000 has been paid back, issued in October 2011, interest rate of 15%, matures in August 2013, net of unamortized discount of $0 and $0 as of March 31, 2014 and June 30,2013.	2,000	10,000
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 and $0 as of March 31, 2014 and June 30,2013.	15,000	15,000
$75,000 face value, issued in January 2012, interest rate of 12%, originally matured in June 2013, extended to August 2014, net of unamortized discount of $-0- and $3,017 as of March 31, 2014 and June 30,2013.	75,000	71,984
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $0 and $0 as of March 31, 2014 and June 30, 2013.	50,000	50,000
$10,000 face value, issued in Sepember 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $0 and $0 as of March 31, 2014 and June 30,2013.	10,000	10,000
$50,000 face value of which $9,600 was converted leaving a $40,400 face value, issued in November 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $0 and $13,789 as of March 31, 2014 and June 30, 2013.	40,400	26,611
$30,000 face value, issued in February 2013, interest rate of 10%, matures in November 2013, net of unamortized discount of $0 and $10,487 as of March 31, 2014 and June 30, 2013.	30,000	19,513
$20,000 face value, issued in April 2013, interest rate of -0-%, matures in October 2013, net of unamortized discount of $0 and $12,678 as of March 31, 2014 and June 30, 2013.	20,000	7,322
$60,000 face value, of which $60,000 has been paid back, issued in July 2013, interest rate of 6%, matures in October 2013, net of unamortized discount of $0 as of March 31, 2014.	-	-
$100,000 face value, issued in September 2013, interest rate of 6%, matures in February 2014, net of unamortized discount of $0 as of March 31, 2014.	100,000	-
$50,000 face value, issued in October 2013, interest rate of 0%, originally matured in November 2013, with an extended maturity date of May 2014, net of unamortized discount of $22,084 as of March 31, 2014.	27,916	-
$50,000 face value, issued in November 2013, interest rate of 0%, matures in May 2014, net of unamortized discount of $15,746 as of March 31, 2014.	34,254	-
$25,000 face value, issued in November 2013, interest rate of 0%, matures in February 27, 2014, net of unamortized discount of $0 as of March 31, 2014.	25,000	-
$20,000 face value, issued in March 2014, interest rate of 10%, matures in June 2014, net of unamortized discount of $20,000 as of March 31, 2014.	-	-
$10,000 face value of which $10,000 was converted leaving a $0 face value, issued in February 2014, interest rate of 10%, matures in March 2014, net of unamortized discount of $0 as of March 31, 2014.	-	-
$50,000 face value, issued in February 2014, interest rate of 10%, matures in April 2014, net of unamortized discount of $7,576 as of March 31, 2014.	42,424	-
$50,000 face value, issued in February 2014, interest rate of 6%, matures in August 2014, net of unamortized discount of $39,503 as of March 31, 2014.	10,497	-
$30,000 face value, issued in March 2014, interest rate of 0%, matures in September 2014, net of unamortized discount of $25,924 as of March 31, 2014.	4,076	-

Total convertible notes payable – non-related parties	586,568	306,366
Less current portion	586,568	306,366
Convertible notes payable – non-related parties, long-term	$-	$-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2014 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

On September 4, 2012, the Company issued a convertible note to an unrelated individual for $10,000 that matures on March 4, 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.25 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The convertible note is in default and has been reclassified as current.

As additional compensation, the Company issued to the holder 10,000 shares of restricted common stock. The value of the debt discount relate to the attached Common Stock was $2,481.

On November 28, 2012, the Company issued a convertible note to an unrelated individual for $50,000 that matures one year after issuance. The note bears an interest rate of 0% for the first 90 days and 10% after 90 days per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at the lesser of $0.18 per share or 60% of the lowest trade price in the 25 trading days previous to conversion. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $33,333. The convertible note is in default and has been reclassified as current. The note holder elected to convert $9,600 of the note and accrued interest on June 3, 2013.

On February 13, 2013, the Company issued a convertible note to an unrelated individual for $30,000 that matures on November 28, 2013. The note bears an interest rate of 0% for the first 90 days and 10% after 90 days per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at the lesser of $0.18 per share or 60% of the lowest trade price in the 25 trading days previous to conversion. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $30,000. The convertible note is in default and has been reclassified as current.

On April 24, 2013, the Company issued a convertible note to an unrelated individual for $20,000 that matures on October 24, 2013. The note bears an interest rate of 0% for the first 90 days and 10% after 90 days per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at the lesser of $0.18 per share or 60% of the lowest trade price in the 25 trading days previous to conversion. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was$20,000. The convertible note is in default and has been reclassified as current.

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

On September 30, 2013, the Company issued a convertible note to an unrelated individual for $100,000 that matures on February 28, 2014. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $100,000. The convertible note is in default and has been reclassified as current.

On October 17, 2013, the Company issued a convertible note to an unrelated individual for $50,000 with an original maturity date of November 17, 2013, the note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the original BCF recorded was $50,000. The note was amended on November 17, 2013 to extend the maturity date to May 17, 2014 and issued 25,000 common stock and 25,000 warrants as incentive to extending the maturity date. Under ASC 470-60-55-12, the debt was deemed to be extinguished and the company recognized a loss on extinguishment of debt $27,713 and recoded a BCF on the new terms of $50,000.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2014 and June 30, 2013

NOTE 4 – NOTES PAYABLE – continued

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

On November 27, 2013, the Company issued a convertible note to an unrelated individual for $25,000 that matures on February 27, 2014. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $25,000. The convertible note is in default and has been reclassified as current.

On February 3, 2014, the Company issued a convertible note to an unrelated individual for $10,000 that matures on March 31, 2014. The note bears an interest rate of 10% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $10,000. On March 31, 2014 the note holder elected to convert the entire note and accrued interest of $10,000 and $153 respectively.

As additional compensation, the Company issued to the holder 10,000 shares of restricted common stock. The value of the debt discount relate to the attached Common Stock was $2,400.

On February 3, 2014, the Company issued a convertible note to an unrelated individual for $50,000 that matures on April 10, 2014. The note bears an interest rate of 10% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $50,000.

As additional compensation, the Company issued to the holder 25,000 shares of restricted common stock. The value of the debt discount relate to the attached Common Stock was $6,250.

On February 21, 2014, the Company issued a convertible note to an unrelated individual for $50,000 that matures on August 21, 2014. The note bears an interest rate of 6% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $50,000.

As additional compensation, the Company issued to the holder 25,000 shares of restricted common stock. The value of the debt discount relate to the attached Common Stock was $5,250.

On March 6, 2014, the Company issued a convertible note to an unrelated individual for $30,000 that matures on September 6, 2014. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $30,000.

As additional compensation, the Company issued to the holder 15,000 shares of restricted common stock. The value of the debt discount relate to the attached Common Stock was $3,500.

On March 31, 2014, the Company issued a convertible note to an unrelated individual for $20,000 that matures on June 28, 2014. The note bears an interest rate of 10% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $20,000.

As additional compensation, the Company issued to the holder 10,000 shares of restricted common stock. The value of the debt discount relate to the attached Common Stock was $2,300.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2014 and June 30, 2013

NOTE 4 – NOTES PAYABLE – continued

Non-convertible Notes Payable – Related Parties
Non-convertible notes payable due to related parties consisted of the following as of March 31, 2014 and June 30, 2013:

Non-Convertible Notes Payable – Related Parties

	March 31,	June 30,
	2014	2013

Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to June 2013, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	$200,000	$200,000
Face value of $250,000, issued in September 2011, matures in September 2012, 25,000 warrants per month issued for first 90 days, note bears interest at 15% from December 2011 through maturity.	250,000	250,000
Face value of $125,000, issued in October 2011, matures in October 2012, 30,000 warrants issued in lieu of interest through December 2011, note bears interest at 15% from December 2011 through maturity.	125,000	125,000
Face value of $35,000, issued in January 2014, matures in February 2014, note bears interest at 10%, interest is accrued monthly and paid quarterly by issuing restricted stock until the January 2015 and thereafter interest to be paid in cash.	35,000	-

Total non-convertible notes payable – related parties	610,000	575,000
Less current portion	610,000	575,000
Non-convertible notes payable - related parties, long term	$-	$-

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
March 31, 2014 and June 30, 2013

NOTE 4 – NOTES PAYABLE - continued

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

In January 2014, the Company entered into a one month note payable for $35,000 with a related party. The note provided for 10% interest per annum in restricted common stock calculated at 75% of the preceding 10-day running average closing price for the first year payable each quarter. Thereafter, interest is to be paid in cash. The convertible note is in default and has been reclassified as current.

This note includes the following priority repayment provisions: 1) the Company agrees to apply the first and all subsequent funds raised by the company unless otherwise authorized by the holder; 2) the holder will approve all checks of the company before they are issued, until the note is repaid; and 3) if the terms are not complied with, the note will be due on demand.

Non-Convertible Notes Payable – Non-Related Parties
Non-convertible notes payable due to non-related parties consisted of the following as of March 31, 2014 and June 30, 2013:

Non-Convertible Notes Payable – Non-Related Parties
	March 31,	June 30,
	2014	2013

Various term notes with total face value of $40,488 due upon demand, interest rates range from 12% to 14%.	$40,488	$40,488

Total non-convertible note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Non-convertible notes payable – non-related parties, long-term	$-	$-

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	696,000	773,115
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	1,220,044	$1,257,214

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2014 and June 30, 2013

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the Nine Months ended March 31, 2014 and the fiscal year ended June 30, 2013, the Company issued -0- shares of Series A-1 Preferred Stock for $-0- in cash, net of $-0- of issuance costs, respectively.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2014 and June 30, 2013

NOTE 5 – CONVERTIBLE PREFERRED STOCK - continued

During the fiscal year ended June 30, 2013, the outstanding Preferred Stock accumulated $17,016 in dividends.

During the Nine Months ended March 31, 2014, the outstanding Preferred Stock accumulated $34,032 in dividends; in Nine Months ended March 31, 2013 it accumulated $34,032 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears through March 31, 2014 were approximately $637,115.

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 64,300,449 were issued outstanding as of March 31, 2014.  The activity surrounding the issuances of the Common Stock is as follows:

For the Nine Months Ended March 31, 2014
The Company issued 7,150,000 common shares for net cash proceeds of $699,065.  The Company paid as offering costs $15,935 in cash offering costs and 97,000 in common stock offering costs. Offering costs paid in cash have been recorded as reductions to additional paid-in capital from common stock proceeds and common stock issued for offering costs have been expensed as compensation expenses. Attached to the Common Shares, the Company issued 196,804 warrants to purchase shares of the Company’s Common Stock. The Company recognized $259,212 in employee stock option expense and for the amortization of warrants issued in prior periods.

The Company also issued 612,500 shares of Common Stock as incentive to notes for $164,349 to convertible notes payable and recorded $461,000 in beneficial conversion features related to new issuances of debt.

As share-based compensation to employees and non-employees, the Company issued 2,033,349 shares of common stock valued at $547,870, based on the market price of the stock on the date of issuance.   As interest expense on outstanding notes payable, the Company issued 2,199,095 shares of common stock valued at $575,723 based on the market price on the date of issuance.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2014 and June 30, 2013

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

Stock Purchase Options
During the Nine Months ended March 31, 2014, the Company issued 25,000 any stock purchase options for a value of $6,045. The Company did recognize $10,713 in employee stock option expense during the quarter ended March 31, 2014 for options vested during the period that were issued in prior periods.

During the fiscal year ended June 30, 2013, the Company did not issue any stock purchase options. The Company did recognize $10,914 in employee stock option expense during the fiscal year ended June 30, 2013 for options vested during the period that were issued in prior periods.

Stock Purchase Warrants
During the Nine Months ended March 31, 2014, the Company issued warrants to purchase a total of 1,366,016 and expired 222,500 shares of the Company’s Common Stock. The Company issued 29,400 warrants in conjunction to a default clause in a convertible note payable and issued 311,616 warrants in conjunction to a consulting agreement entered into in July 2013. The Company also issued 500,000 warrants in conjunction to a consulting agreement entered into in October 2013.The Company issued 25,000 warrants in conjunction to an extension in a convertible note payable in conjunction with 50,000 shares of common stock. The Company issued 100,000 warrants in conjunction with a consulting agreement entered into January 2014. The Company issued 300,000 warrants in conjunction with an employment agreement entered into January 2014. The Company also issued 100,000 warrants as compensation for references purchased. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

An additional 95,000 warrants valued at $19,521, were issued in advance for services to be amortized over the term of the service period.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

2014
Expected volatility	113 – 132%
Expected dividends	0%
Expected term	2 – 10 years
Risk-free interest rate	0.35 – 1.75%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the nine months ended March 31, 2014.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2013	7,530,063	$0.67	$2.45	4.17	$4,770,713
Granted	1,366,016	1.27	0.23	5.00	305,421
Exercised	(65,000)	-	-	-	-
Cancelled/Expired	(222,500)	-	-	-	-
Outstanding as of March 31, 2014	8,608,579	$5.00	$0.69	1.75	$5,076,134

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
March 31, 2014 and June 30, 2013

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

The Company was a defendant in a lease agreement with Westfield Century City with an outstanding balance of $90,000 for unpaid rent plus $68,615 in interest per the rent agreement. Westfield has not taken any legal actions to collect this debt as of March 31, 2014.

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

Rent expense for the Nine Months ended March 31, 2014 was $205,934, of which $146,275 was paid in cash and $59,659 was paid in Common Stock. Rent expense for the Nine Months ended March 31, 2013 was $110,513, of which $53,121 was paid in cash and $57,392 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2014	$29,194
2015	$33,600
Thereafter	$32,084
Total	$94,878

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of March 31, 2014, there were 62,674,007 shares of Common Stock issued and outstanding.   From April 2006 to March 31, 2014, we have raised approximately $20.9 million in the form of equity for purposes of research, development and launch of MyStudio and AfterMaster and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303. The Company also operates research, recording and mastering studios located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and it's telephone number is (310) 657-4886.

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

Business Update

Summary

MyStudio HD Recording Studios

The Company currently has one MyStudio installed at Opry Mills Mall in Nashville, Tennessee. Two MyStudios located at SONY Pictures Studios in Los Angeles for The Queen Latifah Show and the Hard Rock Cafe in Las Vegas were recently removed at the end of their lease terms. The Company also has four additional studios on stand-by for future deployment, as discussed below.

In addition to the fixed location studios, we have developed a mobile MyStudio recording studio. This twenty-seven foot long mobile studio was built for rental to third party companies and can be viewed at www.MyStudio.net.  An example of such intended use was the  rental by the nationally recognized Coors brand for its "Coors Light, Search for the Coldest" promotional tour. The Company expects the mobile studio to continue to be a revenue leader for its studio operations in the near term. Based on the success of its first mobile studio and ongoing interest by consumer product and entertainment companies, the Company is evaluating the timing and opportunity for additional mobile studios.

The Company has delayed the installation of additional available studios pending the completion of the agreement for the proposed television series with Lionsgate, as noted below. The Company believes that the viability of the MyStudio Recording Studio business lies with national exposure through television programming or a leasing model for a specific use, such as promotional tours. The current studio deployment with Warner Music Nashville are discussed below.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We are pleased to be working with Lionsgate Entertainment as it has a high rate of success in producing television shows that air on major television networks. Its stature and reach as a top international film and television producer provides additional credibility to the quality of our studios and the opportunity for the show to be a success.  The Company has been advised that Lionsgate has finalized an agreement with an internationally recognized television and music celebrity to serve as executive producer of the show. We believe that the unique content of the show, coupled with the substantial fan base of the executive producer, will be of great interest to one of the national networks and accelerate the timing for the shows debut.

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

The Queen Latifah Show Studio

In July 2013, the Company entered into an agreement to install one of its studios at SONY Pictures Studios in Culver City, California for use by The Queen Latifah Show. The Queen Latifah Show is a daily talk show produced by SONY and executive producers Will Smith and Jada Pinkett Smith and airs nationally on CBS. The studio was the centerpiece in an exclusive 1,500 square foot VIP audience room located next to the program's production theater.

The significance of this agreement was to continue gaining exposure for MyStudio with both directors, producers, casting agents and the general public, while providing another example of how the high quality and ease of use can be employed by a number of other entertainment companies.

The X Factor Auditions

In April 2011, we entered into a multi-year strategic partnership with The X Factor in the United States. Led by Simon Cowell, a highly acclaimed entertainment entrepreneur and music producer with a notable ability to identify some of the world's top musical talent, The X Factor had tremendous success in Europe before being introduced into the U.S. last year. Mr. Cowell recognized the significant opportunity MyStudio offered in terms of broadening the audition base. Mr. Cowell and other reality television producers understand that their shows are only as good as the talent identified and MyStudio provides a revolutionary new technology for finding talent in a cost-effective, operationally-efficient manner. The Company conducted auditions for The X Factor made a significant contribution to the show with a positively disproportionate number of MyStudio auditioners making it to all X Factor elimination levels. Despite conducting less than 10% of the total auditions, two of the final four 2012 contestants, Carly Rose Sonenclar and Emblem 3 came from MyStudio auditions. The X Factor show was recently cancelled by FOX Television.

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

AfterMaster is an internally-developed, proprietary (patents-pending) mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer. The technology can be applied to virtually all audio sources including music, radio, motion pictures and television. The technology has been used to enhance music created by such artists as Lady Gaga, Nick Cannon, Ray J, Aerosmith, Akon, Diddy, Janet Jackson, and many others.

We are in discussions with several potential users of our AfterMaster technology. Such discussions include consumer electronics companies that see the opportunity to differentiate their products with enhanced audio capabilities offered through the use of an AfterMaster chip in their products.

Further information on AfterMaster HD Audio Labs and AfterMaster products can be found at www.AfterMasterHD.com.

AfterMaster Audio Chip

Studio One has received very favorable feedback on its AfterMaster audio solutions. A number of leading consumer electronics companies have expressed a strong interest in utilizing the AfterMaster audio technology its products if such technology could be embedded into semiconductor chips for real-time processing of audio signals.

On April 1, 2014, the Company announced that it entered into a joint development agreement to develop an AfterMaster audio chip with ON Semiconductor, a $2.8 billion semiconductor manufacturer based in Phoenix, Arizona.  ON’s technical capabilities, coupled with its customer breadth, were key factors in the partnership selection process.   ON has significant market share in the computing, smart phone and audio markets, among others.

As the convergence of features on consumer electronics continues, it is becoming more difficult for leading consumer electronics companies to differentiate their products. We believe that AfterMaster provides a unique and significant competitive opportunity for consumer electronics manufacturers while offering their customers a superior audio product.

Since the announcement, the two parties have worked diligently on the co-development of the initial chip which will offer unprecedented audio quality to consumer and industrial OEMs.  Such uses are intended to include phones (mobile, home, and business); headphones; televisions; stereo speakers; stereos (home, portable, commercial and automobile); and computers (desktop, laptop and tablets).  Our internal analysis of the total addressable market for such semiconductor chips is in the hundreds of millions of units.

Through the combined relationships of Studio One and ON Semiconductor, we hope to generate significant revenues for both parties through the sale of products incorporating ON/AfterMaster chips.   We have already received very strong indications of interest from several parties of their desire to purchase such chips upon availability.     Such early interest further validates our thesis on the market opportunity for the AfterMaster chips. We believe that the development and commercialization of such a product portfolio of semiconductor chips creates the most significant revenue opportunity in the Company's history.

ProMasterHD

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

Millions of independent songs are produced each month around the world, however, the expense of mastering such music for the amateur musician is often cost prohibitive, as professional mastering can cost over $500 per song. Musicians can transmit their music directly to our www.ProMasterHD.com website, where it can be "ProMastered" for $34.99 per song. ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for this product, we believe that ProMaster has the potential to generate significant revenues for the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The ProMaster product was also introduced through a relationship with music retail giant Guitar Center. Guitar Center has a national footprint, whose customer base is comprised of recreational, amateur/aspiring and professional musicians. The ProMaster product is being marketed by Guitar Center in-store and through its catalogs, mailers and soon online advertising. Musicians are able to upload their files and have them mastered and/or remastered by ProMaster at an affordable price and a short turnaround period. We expect to dedicate greater internal resources in calendar 2014 to maximize the revenue opportunity with Guitar Center.

ReverbNation Agreement

The Company is party to a multi-year agreement with ReverbNation, one of the world's largest independent music websites, to offer its ProMaster mastering services to ReverbNation members. The agreement provides for the Company to ProMaster a minimum of 450,000 songs per month in exchange for ReverbNation marketing those songs to its members for a fee; the agreement provides for revenue sharing between the parties. The Company is currently working with ReverbNation to develop an effective plan for marketing the new concept and technology to their members and maximize the revenue opportunities for the parties.

To date, over 6,000,000 songs have been processed through recently developed technologies that allow the Company to economically ProMaster large volumes of audio files. Such technologies being used with ReverbNation can and are expected to be used by and for other music services. We are currently pursuing additional partnerships utilizing such technologies.

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

Advisory Board

Recognizing the significance of our technologies, we have been able to attract some of the leading music and entertainment executives to our Advisory Board. The Advisory Board is an important resource for the Company in terms of thought leadership and strategic introductions. This distinguished group  includes:

● Bret Zahn - Executive with ON Semiconductor, a nearly $3 billion semiconductor company; formerly held senior roles with Lifelock, Hypercom, ChipPAC and Amkor.

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

Employees

As of March 31, 2014 we employed ten full-time and four part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

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

We lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at June 30, 2014 were approximately $26,790.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We also lease one retail location in Opry Mills Mall Nashville, Tennessee in connection with our MyStudio Kiosk on a month-by month basis.  The total lease expense for the facility is approximately $3,000 per month.

RESULTS OF OPERATIONS

Revenues
	Three Months Ended
	March 31,
	2014	2013
Session Revenues	$3,000	$162,299
Advertising Revenues	-	-
AfterMaster Revenues	28,171	17,279
Total Revenues	$31,171	$179,578

Revenues

	Nine Months Ended
	March 31,
	2014	2013
Session Revenues	$29,922	$210,431
Advertising Revenues	-	2,000
AfterMaster Revenues	99,064	49,769
Total Revenues	$128,986	$262,200

Our business model currently generates revenues from four primary sources:

1)	Paid user fees from customers who utilize the Fixed and Model studios to create an audio/video recording;
2)	Advertising revenue from the external monitors located on each MyStudio facility;
3)	Advertising revenue from our website; and
4)	AfterMaster revenue.

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

The revenue for the three months ended March 31, 2014 decrease to $31,171 from $179,578 over the comparable three month period ended December 31, 2012 due primarily to the model studio not being on tour vs last year the model studio nationwide Coors Light tour.

The revenue for the Six months ended March 31, 2014 decrease to $128,986 from $262,200 over the comparable six month period ended December 31, 2012 due primarily to the model studio not being used for a nationwide tour.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cost of Sales

	Three Months Ended
	March 31,
	2014	2013
Cost of Sales (excluding depreciation and amortization)	$78,201	$77,711

Cost of Sales

	Nine Months Ended
	March 31,
	2014	2013
Cost of Sales (excluding depreciation and amortization)	$286,058	$270,772

Cost of revenues consists primarily of “the cloud services” for the new ProMaster and AfterMaster Services, and excludes depreciation and amortization on the studios. The increased in cost of sales for the three and six months ended March 31, 2014, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company new partnership with ReverbNation.

Other Operating Expenses

	Three Months Ended
	March 31,
	2014	2013
Depreciation and Amortization Expense	$26,201	$57,471
General and Administrative Expenses	675,547	592,664
Total	$701,748	$650,135

	Nine Months Ended
	March 31,
	2014	2013
Depreciation and Amortization Expense	$80,995	$138,494
General and Administrative Expenses	2,261,121	2,075,665
Total	$2,342,116	$2,214,159

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

Employee and Consultant Fees increase from $217,000 during the six months ended March 31, 2014.

Depreciation and amortization expenses decrease due most of the studio and other assets being fully depreciated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Income and Expenses

	Three Months Ended
	March 31,
	2014	2013
Interest Expense	$(308,884)	$(298,140)
Other Income	-	1,500
Gain (Loss) on Extinguishment of Debt	(53,500)	-
Gain (Loss) on Disposal of Property	-	-
Total	$(362,384)	$(296,640)

	Nine Months Ended
	March 31,
	2014	2013
Interest Expense	$(1,107,141)	$(969,703)
Other Income	-	1,500
Gain (Loss) on Extinguishment of Debt	(25,787)	-
Gain (Loss) on Disposal of Property	(45,676)	-
Total	$(1,178,604)	$(968,203)

The other income and expenses during the Three months ended March 31, 2014, totaling $362,384 of net expenses, which consists of interest expense. During the comparable period in 2013, other income and expenses totaled $298,140 Interest has increased due to additional borrowings used to develop ProMaster and AfterMaster Services.

The other income and expenses during the six months ended March 31, 2014, totaling $1,178,604 of net expenses, which consists of interest expense. During the comparable period in 2013, other income and expenses totaled $969,703. Interest has increased due to additional borrowings used to develop ProMaster and AfterMaster Services.

Net Income (Loss)

	Three Months Ended
	March 31,
	2014	2013
Net Income (Loss)	$(1,111,162)	$(844,908)

	Nine Months Ended
	March 31,
	2014	2013
Net Income (Loss)	$(3,677,792)	$(3,190,934)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large non-cash expenses, our net loss would be $1,553,317 and $1,195,149 for the nine-month periods ended March 31, 2014 and 2013, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $31,171 during the three months ended March 31, 2014 as compared to $179,578 in the comparable quarter of 2013.  The Company has incurred losses since inception of $ 45,329,006.  At March 31, 2014, the Company has negative working capital of $5,742,850, which was a decrease in working capital of $708,145 from June 30, 2013.  The decrease in the working capital was primarily due to lower cash balances and additional short-term borrowings.

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

As of March 31, 2014, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 4T. CONTROLS AND PROCEDURES - continued

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2014 and June 30, 2013, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below.  In order to reduce the impact of these weaknesses to an acceptable level, has contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934.

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

The Company was a defendant in a lease agreement with Westfield Century City with an outstanding balance of $90,000 for unpaid rent plus $68,615 in interest per the rent agreement.  Westfield has not taken any legal actions to collect this debt as of March 31, 2014.

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

ITEM 1A - RISK FACTORS – continued

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

ITEM 1A - RISK FACTORS – continued

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

ITEM 1A - RISK FACTORS – continued

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

ITEM 1A - RISK FACTORS – continued

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the quarter ended March 31, 2014 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of March 31, 2014, we had 62,674,007 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 618,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 833,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,220,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 1,407,092 shares of Common Stock.  We had outstanding convertible debt with a face value of $4,500,000, which can be converted into approximately 2,295,100 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 8,979,605 additional shares of Common Stock at an average exercise price of $0.33.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us. If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

ITEM 1A - RISK FACTORS – continued

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

ITEM 1A - RISK FACTORS – continued

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

ITEM 1A - RISK FACTORS – continued

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following equity securities during the three months ended March 31, 2014.  We believe that the sale of the unregistered restricted Common Stock (the “Units”) noted above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the Units were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to purchasing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.  All proceeds from the sale of these securities were used to continue the Company’s capital expenditures related to MyStudio, as well as for working capital and general corporate purposes.  Following is a summary of the shares of Common Stock issued during the quarter ended March 31, 2014.

Common Stock:

·	5,975,000 shares of Common Stock for net cash proceeds of $581,565;

·	1,924,455 shares of Common Stock as share-based compensation to employees and non-employees;

·	1,471,784 shares of Common Stock as interest expense on outstanding notes payable; and

·	1,924,455 shares of Common Stock as conversation of cashless warrant;

·	1,924,455 shares of Common Stock as share-based compensation for issuance costs;

·	510,000 shares issued as incentive for convertible debt.

The value of the share-based compensation was based on the market price of the stock on the day of issuance.

Warrants to Purchase Common Stock:

·	311,616 warrants issued as part of advisory agreements;

·	500,000 warrants issued as part of financial public relations agreement;

·	25,000 warrants issued as part of an agreement to extend the maturity date of promissory note; and

·	29,400 warrants issued with financing;

Options to Purchase Common Stock:

·	25,000 options issued as part of an employment agreement;

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – continued

The estimated value of the Common Stock purchase warrants granted to such individuals was determined using the Black-Scholes pricing model.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended March 31, 2014, no matters were submitted to the shareholders for a vote.

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

STUDIO ONE MEDIA, INC.

Date: May 15, 2014	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: May 15, 2014	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: May 15, 2014	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer