Form 10-K
period 2014-06-30
STUDIO ONE MEDIA, INC.
filed 2014-09-29
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2014

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed first fiscal quarter: $31,633,291.  Shares of Common Stock held by each officer and director and each person, to Registrant’s knowledge, who owns more than 5% or more of the Registrant’s outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

As of September 29, 2014, the number of shares of Registrant’s Common Stock outstanding was 70,296,203

DOCUMENTS INCORPORATED BY REFERENCE

STUDIO ONE MEDIA, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED
       JUNE 30, 2014

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

All references in this report to “we,” “our,” “us,” the “Company” or “Studio One” refer to Studio One Media, Inc., and its subsidiary and predecessors.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Corporate Background

 We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of June 30, 2014, there were 70,296,203 shares of Common Stock issued and outstanding.   From April 2006 to June 2014, we have raised approximately $21.5 million in the form of equity for purposes of research and development, the launch of AfterMaster and MyStudio and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303. The Company also operates research, recording and mastering studios located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886.

Business

Studio One Media, Inc. (“Studio One” or “the Company”) is a diversified media and technology company. The Company’s wholly-owned subsidiaries include AfterMaster HD Audio Labs, Inc. and MyStudio HD Recording Studios, Inc.

Over the past several years, the Company and its subsidiaries have been engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies for professional and consumer use, including AfterMaster™ HD Audio and ProMaster HD™ and MyStudio® HD Recording Studios.

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

Business Update

Summary

AfterMaster HD Audio Processing Software

We believe that our AfterMaster audio technology is one of the most significant breakthroughs in digital audio technology and has the potential to create significant revenues for the Company. The feedback from music and consumer electonic products companies has been exceptional. The broad commercialization of this technology is a top priority for the Company.

AfterMaster is an internally-developed, proprietary (patents-pending) mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer. The technology can be applied to virtually all audio sources including music, radio, motion pictures and television. The technology has been used to enhance music created by such artists as Lady Gaga, Nick Cannon, Ray J, , Akon, Diddy, Janet Jackson, and many others.  Further information on AfterMaster HD Audio Labs and AfterMaster products can be found at www.AfterMasterHD.com.

AfterMaster Audio Chip

In April of this year, we entered into a multiyear joint development and marketing agreement with ON Semiconductor ("ON") of Phoenix, Arizona. ON is a multibillion dollar, multinational semiconductor manufacturer.

The agreement calls for ON to implement our AfterMaster technology in a semiconductor chip that will be marketed to their customers and others. We selected ON for its technical capabilities, coupled with its deep customer breadth.

We recently completed the successful development of the AfterMaster software algorithm to be used in semiconductor chips in conjunction with ON We believe the sound quality from our algorithm/semiconductor chip will provide a superior audio experience relative to other products on the market.

Since entering into the agreement, both Studio One and ON have identified a large number of prospective customers that will be key targets for this new and unprecedented technology.  We have also received strong indications of customer interest in the AfterMaster chip since the announcement of the partnership.  We have begun developing a joint marketing plan with ON for the expected launch of the AfterMaster semiconductor chip late this year or in early 2015

As the convergence of features on consumer electronics continues, it is becoming more difficult for leading consumer electronics companies to differentiate their products. We believe that AfterMaster provides a unique and significant competitive advantage for consumer electronics manufacturers while offering their customers a superior audio product. Such uses are intended to include phones (mobile, home, business and VoIP); headphones; televisions; stereo speakers; stereos (home, portable, commercial and automobile); and computers (desktop, laptop and tablets).

Through the combined relationships of Studio One and ON, we hope to generate significant revenues for both parties through the sale of the AfterMaster chips in 2015.

ProMasterHD

ProMaster HD is an online music mastering service designed for independent artists which utilizes proprietary AfterMaster audio technologies developed by AfterMaster.

Millions of independent songs are produced each month around the world, however, the expense of mastering such music for the amateur musician is often cost prohibitive, as a professional mastering can cost over $500 per song. Musicians can transmit their music directly to our www.ProMasterHD.com website, where it can be "ProMastered" with AfterMaster Technology for $34.99 per song. ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for this product, we believe that ProMaster has the potential to generate significant revenues for the Company.

Reverb Nation

The Company is party to an agreement with Reverb Nation to offer remastering/enhancement services to their members. Reverb Nation is a leading website which hosts music for independant music artists. 6,000,000 songs have been completed by the Company to date. A majority of such songs have not yet been distributed to their members.

Early test marketing demonstrated that an effective marketing campaign for online music mastering/enhancement will require product education and a strong impetus such as a high profile music artist to introduce and endorse our technology. The Company is currently in an advanced stage of negotiations with such an artist.

MyStudio HD Recording Studios

The Company currently has a MyStudio installed at Opry Mills Mall in Nashville, Tennessee related to a sponsorship agreement with Warner Music Nashville. The MyStudios located at SONY Pictures Studios in Los Angeles for The Queen Latifah Show and the Hard Rock Cafe in Las Vegas were recently removed at the end of their lease terms. The Company also has four additional studios on stand-by for future deployment, as discussed below.  Further information on MyStudio can be found at www.mystudio.net.

The Company has delayed the installation of additional available studios pending the sale of proposed MyStudio themed  television series with Lionsgate. The Company believes that the viability of the MyStudio Recording Studio business lies with national exposure through television programming or a branding and operational partnership with a large corporation.

The Company is currently involved in advanced discussions with two companies to purchase its MyStudio operations and license our related IP. If successful, such a transaction will provide substantial additional working capital for the Company and shift its focus solely to its AfterMaster audio products and their rollout.

Warner Music Nashville Studio

The Company entered into an exclusive promotional agreement with Warner Music Nashville ("WMN") for the Company's Nashville-based studio. WMN is one of the most important country and music labels with superstars, such as Blake Shelton, Dwight Yoakam, and  Faith Hill. The revenue sharing agreement provides for WMN to utilize MyStudio as an exciting and innovative way to promote its artists, as well as connect with the artists' fans by way of interaction with the studio at the Opry Mills Mall and through online video contests. Country music fans can create a variety of high definition videos and enter into contests hosted by Warner Music Nashville and MyStudio. The Company expects the arrangement to raise awareness of its brand and generate increased revenues from promotions initiated by such a high profile partner in the Tennessee market.

Mobile Studio

In 2012, we built and successfully deployed a temporary version of a mobile MyStudio for Pepsi, which was used throughout the country for  Simon Cowell’s The X Factor auditions; Pepsi was a sponsor of The X Factor auditions.

We subsequently developed our own mobile MyStudio recording studio which is twenty-seven feet long and built for rental to third party companies. It can be viewed at www.MyStudio.net. An example of such intended use was a rental by the nationally recognized Coors brand for its "Coors Light, Search for the multicity Coldest" promotional tour.

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

Advisory Board

Recognizing the significance of our technologies, we have been able to attract some of the leading music and entertainment executives to our Advisory Board. The Advisory Board is an important resource for the Company in terms of thought leadership and strategic introductions. This distinguished group includes:

•	Bret Zahn - Executive with ON Semiconductor, a nearly $3 billion semiconductor company; formerly held senior roles with Lifelock, Hypercom, ChipPAC and Amkor.
•	Ted Field - Chairman & CEO of Radar Pictures (over 60 motion pictures generating over $7 billion in gross revenues); co-founder of Interscope Records; former owner of Panavision.
•	Paul Fisher - Internationally recognized modeling agent; CEO of The Network.
•	Jason Flom - Former CEO of Atlantic Records, Virgin Music, Capitol Music Group and Lava Records.
•	Sheila Jaffe - Emmy Award winning casting director; partner in Walken/Jaffe Casting; casting for notable shows as Entourage and The Sopranos.
•	Rodney Jerkins - Grammy Award winning music producer/song writer; clients include Janet Jackson, Madonna, Lady Gaga among others.
•	Allan Kaplan - Serial entrepreneur and venture capitalist; Director of Clearview Capital Partners.
•	Paul Oreffice - Former Chairman & CEO of The Dow Chemical Company; served on the Boards of The Coca-Cola Company, Morgan Stanley, CIGNA and Nortel.
•	Richard Perry - World renown record producer and winner of seven Grammy Awards; clients include Barbra Streisand and Cher.
•	Diane Warren - Considered to be the world's most prolific songwriter; Golden Globe and Grammy Award.
•	Charlie Weber - Former CEO of Lucas Films; former COO of Embassy Communications.

Intellectual Property and Licensing

We have implemented an aggressive intellectual property program including the filing of numerous foreign and domestic patent applications and trademark applications with the U.S. Patent and Trademark Office, all of which are designed to protect what we believe is innovative and proprietary technology. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology. We currently have four patents issued with several patents and trademarks pending.

Employees

As of June 30, 2014 we employed ten full-time and five part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union nor have they entered into any collective bargaining agreements.

The Company has continued to embark on several key initiatives, which included redefining our existing products, engaging in research and development for new products, analyzing pricing models based on market analysis, and defining our target demographics. In addition, the Company experienced a decline in studio revenues as it was not able to launch studios in strategic locations until it fulfilled among other things existing lease arrangements.

The information collected through the various initiatives has led the company to a new operational plan for its recording studio business unit as well as its audio technology unit.

Facilities

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-by month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

We lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at June 30, 2014 were approximately $52,110.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2014 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of June 30, 2014, we had 70,296,203 shares of Common Stock, $0.001 par value, issued and outstanding.  We have granted options to purchase 638,429 shares of Common Stock pursuant to our 2009 Long-Term Incentive Plan approved by the Board on June 10, 2009, and contemplate issuing options to purchase a maximum of 833,000 additional shares of Common Stock under this Plan.  We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,220,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 1,407,092 shares of Common Stock.  We had outstanding convertible debt with a face value of $4,829,748,   which can be converted into approximately 15,361,866 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 8,332,579 additional shares of Common Stock at an average exercise price of $0.76.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us. If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

We lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product.  This lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at June 30, 2014 were approximately $52,110.

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

For the Fiscal Year Ending on June 30, 2014	High	Low
Quarter Ended June 30, 2014	0.23	0.20
Quarter Ended March 31, 2014	0.23	0.23
Quarter Ended December 31, 2013	0.28	0.25
Quarter Ended September 30, 2013	0.28	0.26

For the Fiscal Year Ending on June 30, 2013	High	Low
Quarter Ended June 30, 2013	0.27	0.25
Quarter Ended March 31, 2013	0.19	0.17
Quarter Ended December 31, 2012	0.17	0.15
Quarter Ended September 30, 2012	0.34	0.32

Stockholders

As of June 30, 2014, the number of stockholders of record according to our transfer agent was approximately 502.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of our Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of our Series B Convertible Preferred Stock, an 8% annual dividend is due and accrued.  Pursuant to the terms of our Series A-1 Senior Convertible Redeemable Preferred Stock, a 6% annual dividend is due and accrued.  As of June 30, 2014, we had not declared dividends on Series A, Series B or its Series A-1 Preferred Stock.  We have, however, for those shares of Series A-1 Preferred Stock that were converted, calculated the dividends through the date of conversion and issued shares of common stock in payment of those dividends.  The unpaid cumulative dividends totaled approximately $603,083.  See Note 7 of Notes to Consolidated Financial Statements.

Supplemental Disclosure of Investing and Financing Activities for Fiscal Years 2014 and 2013

Fiscal Year 2014

During fiscal year ended June 30, 2014, we accepted subscriptions for 9,951,750 shares of unregistered restricted shares of Common Stock at an average price per share of $0.10 for a total of $966,565.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERSATIONS

Revenues
	Year Ended
	June 30,
	2014	2013
Session Revenues	$36,192	$192,205
AfterMaster Revenues	146,307	85,532
Total Revenues	$182,499	$277,737

Our business model currently generates revenues from three primary sources:

1.	ProMaster HD online music mastering service designed for independent artists.
2.	AfterMaster mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer.
3.	Paid user fees from customers who utilize the Fixed and Model studio to create an audio/video recording

Revenues from AfterMaster services resulted primarily from audio services provided to producers and artists on a contract basis. This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from pay-per-play downloads and the development of the AfterMaster software algorithm.

AfterMaster Revenue for the fiscal year ended June 30, 2014 increased as compared to the comparable fiscal year ended June 30, 2013 due primarily increase in mastering, and remastering of music.

Session Revenue for the fiscal year ended June 30, 2014 decreased as compared to the comparable fiscal year ended June 30, 2013 due to the company moving away from the Studio Module.

Cost of Revenues

	Year Ended
	June 30,
	2014	2013
Cost of Revenues (excluding depreciation and amortization)	$381,780	$322,973

Cost of sales consists primarily of studio rent, attendant labor and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of revenues for the fiscal year ended June 30, 2014 over the comparable fiscal year is attributable, primarily, the development of the AfterMaster Software.

Other Operating Expenses

	Year Ended
	June 30,
	2014	2013
Depreciation and Amortization Expense	$114,330	$214,951
General and Administrative Expenses	3,212,694	3,033,876
Total	$3,327,024	$3,248,827

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

The overall increase in general and administrative expenses are primarily a result of increase in professional fees.

Professional fees increased from $464,030 during the fiscal year ended June 30, 2013 to $ 746,867and during the fiscal year ended June 30, 2014.  The increase in professional fees is primarily attributable to our issuing more Common Stock and warrants to various consultants for services rendered during the year.

Depreciation and amortization expense decreased due to the Company impairing assets related to the studios due to the decrease in revenue production and lack of use in the current year.

Other Income and Expenses

	Year Ended
	June 30,
	2014	2013
Interest Expense	$(1,579,617)	$(1,362,732)
Other Income	-	1,500
Gain (Loss) on Disposal of Property	-	(6,725)
Gain (Loss) on Extinguishment of Debt	(25,787)	188,436
Impairment of Assets	(202,206)	-
Total	$(1,807,610)	$(1,179,521)

The other income and expenses during the fiscal year ended June 30, 2014, totaling $1,807,610 of net expenses consisted almost entirely of interest expense.  During the comparable period in 2013, other income and expenses totaled $1,179,521.  Interest expense has increased primarily due to non-cash interest expense relating to warrants attached to recent debt issuances, as well as conversion features included in recent convertible debt issuances and penalties assessed on defaulted loans.  These additional borrowings have been used in the development of the AfterMaster HD software.

Net Income (Loss)

	Year Ended
	June 30,
	2014	2013
Net Income (Loss)	$(5,333,915)	$(4,473,584)

Due to the Company’s cash position, we use our Common Stock and warrants to pay many employees, vendors and consultants as well as to raise capital through incentives attached to our debt offerings.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “ Accounting for Stock-Based Compensation” , these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large stock base compensation expenses of $1,206,885 and $1,081,314 for fiscal years ended June 30, 2014 and 2013, our net loss would have been $4,127,030 and $3,392,270 for fiscal years ended June 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $182,499 during the fiscal year ended June 30, 2014 as compared to $277,737 in the comparable period in 2013.  The Company has incurred losses since inception of $46,985,129.  At June 30, 2014, the Company had negative working capital of $6,584,539, which was a decrease in working capital of $2,749,890 from June 30, 2013 which was mostly due to increases in convertible notes, long-term portions of convertible notes becoming current in the year, increases in accounts payable and related party consulting service liabilities.

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

As of June 30, 2014, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of and for the fiscal year ended June 30, 2014 and June 30, 2013 have been audited to the extent indicated in the report by Sadler Gibb and SingerLewak, LLP, independent certified public accountants, respectively, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

The aforementioned financial statements are presented in a separate section of this Report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our auditor for the fiscal year ended June 30, 2014 was the firm of Sadler Gibb, 2455 East Parleys Way, Suite 320 Salt Lake City, UT 84109, who were engaged on October 11, 2013.

Our financial statements as of and for the fiscal year ended June 30, 2013 has been audited to the extent indicated in the report by SingerLewak LLP, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2014 and June 30, 2013, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2014 and June 30, 2013, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2014 and June 30, 2013 were not effective, based on COSO’s framework.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of June 30, 2014 were as follows:

Name	Age	Position

Preston J. Shea	66	Director, President, CEO, Secretary
Joseph A. Desiderio	64	Director
Mirella Chavez	30	CFO, Vice President
Kenneth R. Pinckard	68	Director, Legal Counsel
Barry M. Goldwater, Jr.	76	Director
Frank Perrotti, Jr.	75	Director, Chairman
Sheldon Yakus	69	Vice President
Matthew R. Long	48	Vice President

The directors and officers of our wholly-owned operating subsidiary, MyStudio, Inc., at June 30, 2014 were:

Name	Age	Position

Lawrence G. Ryckman	55	Director, President, CEO, Secretary
Kenneth R. Pinckard	68	Director, Vice President

The directors and officers of our wholly-owned operating subsidiary, AfterMaster HD Audio Labs, Inc., at June 30, 2014 were:

Name	Age	Position

Lawrence G. Ryckman	55	Director, President, CEO, Secretary
Kenneth R. Pinckard	68	Director, Vice President

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

Lawrence G. Ryckman is the Founder, President & CEO of MyStudio, Inc. and AfterMaster HD Audio Labs, Inc., both being wholly-owned operating subsidiaries of Studio One Media, Inc.  He is an award - winning entrepreneur and businessman with notable achievements in the entertainment, high technology and sports industries. He previously co - founded and served as President & CEO of American Artists, Inc., a diversified film, video and music production and distribution company; as Owner and President of the Calgary Stampeder Football Club of the Canadian Football League; and was Co - Founder, President & CEO of QSound, Inc., which develops proprietary sound technologies for the entertainment industry.  QSound grew from a start-up to a NASDAQ-listed, internationally recognized participant in the entertainment/technology industry.  During his tenure, the company secured numerous patents and completed licensing and joint venture agreements with multi-national corporations such as Polygram, Nintendo, JVC, Coca Cola, and NEC.

Sheldon “Shelly” Yakus is Vice President, Audio Engineering.  He is a renowned music producer, audio engineer/mixer and recording studio designer. He has engineered and mixed recordings for some of the world’s best known artists including John Lennon, Stevie Nicks, Alice Cooper, Van Morrison, Tom Petty, Dire Straits, Blue Oyster Cult, Bob Seger, Amy Grant, Don Henley, U2 and Madonna. Known as “Golden Ears,” he is also widely respected for his expertise in recording studio design and acoustics. Mr. Yakus co-designed, equipped and supervised construction of the industry leading A&M Music recording studios in Los Angeles and served as vice-president of A&M studios from 1985-1995. He was previously vice president of the Record Plant recording studios in New York and a partner at Tongue and Groove Studios in Philadelphia. The music that Mr. Yakus has engineered, produced or mixed has grossed over a billion dollars in sales and in 1999 he was nominated for induction into the Rock and Roll Hall of Fame. Mr. Yakus’ career and accomplishments are widely covered in publications such as  Rolling Stone ,  Mix Magazine ,  Audio Engineer  and  Spin .

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the Company’s officers for the last two fiscal years.

Long Term Compensation
Annual Compensation		Awards			Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Underlying Options/Shares ($)	LTIP Payout ($)	All Other Compensation ($)

Preston J. Shea, President, Secretary	2014	$-	$-	$-	$89,224	$-	$-	$-
	2013	$-	$-	$-	$90,159	$-	$-	$-

Joseph Desiderio, Former CFO	2014	$-	$-	$-	$89,224	$-	$-	$-
	2013	$100,000	$-	$-	$81,604	$-	$-	$-

Mirella Chavez CFO	2014	$87,916	$-	$-	$109,349	$-	$-	$-
	2013	$12,543	$-	$-	$21,825	$-	$-	$-

Kenneth R. Pinckard, Vice-President, Treaurer	2014	$2,500	$-	$-	$89,224	$-	$-
	2013	$47,185	$-	$-	$315,236	$-	$-	$-

Sheldon Yakus, Vice President	2014		$-	$-	$-	$-
	2013	$62,825	$-	$-	$1,603	$-	$-	$-

Matthew R. Long, Vice President	2014	$15,583	$-	$-	$-	$-	$-	$-
	2013	$67,570	$-	$-	$555	$-	$-	$-

Anna L. Madrid, Vice President	2014	$-	$-	$-	$-	$-	$-	$-
	2013	$65,625	$-	$-	$35,556	$-	$-	$-

Timothy Grubb, Chief Tech. Officer	2014	$30,100				$-	$-	$-
	2013	$53,725	$-	$-	$11,752	$-	$-	$-

Lawrence G. Ryckman, President & CEO, MyStudio, Inc. & AfterMaster HD Audio Inc.	2014	$209,100	$-	$-	$-	$-	$-	$-
	2013	$140,000	$-	$-	$112,235	$-	$-	$69,798

Outstanding Equity Awards at Fiscal Year-End
Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Barry M. Goldwater Jr.	50,000	-	-	0.52	8/29/2017	-	-	-	-
	75,000	-	-	0.52	11/18/2018	-	-	-	-

Preston J. Shea	50,000	-	-	0.52	8/29/2017	-	-	-	-
	75,000	-	-	0.52	11/18/2018	-	-	-	-

Kenneth R. Pinckard	300,000	100,000	-	0.52	9/11/2019	100,000	85,000	-	-
	150,000	-	-	1.35	4/5/2021	-	-	-	-

Lawrence G. Ryckman	375,000	125,000	-	0.52	9/11/2019	125,000	106,250	-	-
	200,000	-	-	1.35	4/5/2021	-	-	-	-

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

Director Compensation
	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name

Barry M. Goldwater Jr.	-	$89,224	$-	$-	$-	$-	$89,224

Frank Perrotti, Jr.	-	$89,224	$-	$-	$-	$-	$89,224

Employment and Related Agreements

The Company has no employment agreements with any of its current management.

Change in Control

The Company is not aware of any arrangements which may result in a change in control of the Company.

Equity Compensation Plans

As of June 30, 2014 our equity compensation plans were as follows:

2009 Long-Term Stock Incentive Plan

On June 10, 2009, the Board of Directors approved the 2009 Long-Term Stock Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan was to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company’s Common Stock was reserved for issuance under stock options to be issued under the 2009 Plan.  The Plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options and Restricted Stock Awards.  The 2009 Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2011, the Company had granted options to fifteen employees to purchase, in the aggregate, 727,000 shares of the Company’s Common Stock.  The exercise period for each of the grants was two to five years from the date of grant and the average exercise price was $0.88.  During the year ended June 30, 2010, one employee exercised the option to purchase 28,571 shares for $10,000.  During the year ended June 30, 2011, one employee exercised the option to purchase 20,000 shares for $10,400, or $0.52 per share. During the year ended June 30, 2013, 85,000 shares expired. No Grants were made under the Plan during the fiscal year ended June 30, 2013. During the year ended June 30, 2014, 257,000 shares expired and 25,000 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2014 was 381,429 at an average exercise price of $0.87 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2014, concerning shares of the Company’s Common Stock held by (1) each stockholder known to own beneficially more than five percent of the Common Stock as of June 30, 2014, with the number of outstanding shares at 70,296,203, (2) each of the Directors, (3) each of the executive officers, and (4) all of the Directors and executive officers as a group:

Name and Address of	Amount of Nature of		Percent of Class (2)
Beneficial Owner (1)	Beneficial Ownership

Preston J. Shea	1,133,322	Direct (3)	1.66%
1 Youge Street, Suite 1801
Toronto, ON Canada M5E 1W7

Barry M. Goldwater Jr.	1,133,322	Direct (3)	1.66%
3219 E. Camelback Rd., #552
Phoenix, AZ 85018

Kenneth R. Pinckard	2,659,132	Direct (4)	3.90%
3104 E. Camelback Rd. #245
Phoenix, AZ 85016

Lawrence G. Ryckman	5,883,904	Direct (5)	8.63%
7780 Vaquero Drive
Scottsdale, AZ 85258

Joseph Desiderio	783,119	Direct (3)	1.15%
2171 Sandstone Cliffs Drive
Henderson, NV 01021

Sheldon Yakus	245,797	Direct (6)	0.36%
1778 Lantana Drive
Miden, NV 89423

Matthew R. Long	115,000	Direct (6)	0.17%
17197 N 54th Avenue
Glendale, AZ 85308

Anna L. Madrid	501,302	Direct (7)	0.74%
15417 Becker Lane
Surprise, AZ 85379

Timothy Grubb	233,968	Direct (6)	0.34%
21122 N. 106th Drive
Peoria, AZ 85382

Frank Perrotti, Jr.	9,365,100	Direct (3)	13.73%
305 Spruce Bank Road
Hamden, CT 06518

Mirella Chavez	744,104	Direct (7)	1.09%
5911 W Shangri La
Glendale, AZ 85301

Officers and Directors as a Group (11 persons)	22,798,070		33.43%

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

2.
The above table is based on 70,296,203 shares of Common Stock outstanding as of June 30, 2014 plus options to purchase 2,344,532 shares of Common Stock granted to various directors and officers.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 90 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 3, 2011, the Company issued a convertible note to a related party for $250,000 that matures one year after issuance. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.40 per share. This note includes the following priority repayment provisions: 1) the Company agrees to apply 50% of the first $600,000 of capital raised by the Company in the near term toward all outstanding notes the lender has outstanding with the Company; 2) the Company agrees to apply the first $825,000 of proceeds raised beyond the $600,000 to any outstanding notes the lender has outstanding with the Company; and 3) if the Company is unable to raise additional capital but a large marketing or sales agreement is entered into which provide for revenue in excess of $50,000, all funds received above $50,000 shall be applied to any notes the lender has outstanding with the Company at the time. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On December 2, 2011, the Company issued a convertible note to a related party for $250,000 that matures in June 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On December 15, 2011, the Company issued a convertible note to a related party for $100,000 that matures in June 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. .In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On December 30, 2011, the Company issued a convertible note to a related party for $300,000 that matures in June 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On February 3, 2012, the Company issued a convertible note to a related party for $100,000 that matures in August 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.  In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On February 16, 2012, the Company issued a convertible note to a related party for $100,000 that matures in August 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.  In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On March 2, 2012, the Company issued a convertible note to a related party for $150,000 that matures in September 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.  In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On March 16, 2012, the Company issued a convertible note to a related party for $200,000 that matures in September 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement.  In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On April 17, 2012, the Company issued a convertible note to a related party for $200,000 that matures in October 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share.  In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On May 3, 2012, the Company issued a convertible note to a related party for $150,000 that matures in November 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On June 5, 2012, the Company issued a convertible note to a related party for $125,000 that matures in December 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On June 20, 2012, the Company issued a convertible note to a related party for $125,000 that matures in December 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On August 9, 2012, the Company issued a convertible note to a related party for $50,000 that matures in February 9, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On September 10, 2012, the Company issued a convertible note to a related party for $50,000 that matures in March 10, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On October 10, 2012, the Company issued a convertible note to a related party for $100,000 that matures in April 10, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On October 17, 2012, the Company issued a convertible note to a related party for $100,000 that matures in April 17, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On October 25, 2012, the Company issued a convertible note to a related party for $50,000 that matures in April 25, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On November 13, 2012, the Company issued a convertible note to a related party for $75,000 that matures in May 13, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On November 23, 2012, the Company issued a convertible note to a related party for $25,000 that matures in May 23, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On November 28, 2012, the Company issued a convertible note to a related party for $50,000 that matures in May 28, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On December 17, 2012, the Company issued a convertible note to a related party for $50,000 that matures in June 17, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On January 14, 2013, the Company issued a convertible note to a related party for $75,000 that matures in July 14, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On January 23, 2013, the Company issued a convertible note to a related party for $25,000 that matures in July 14, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On January 31, 2013, the Company issued a convertible note to a related party for $35,000 that matures in July 31, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On February 5, 2013, the Company issued a convertible note to a related party for $5,000 that matures in August 5, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On February 14, 2013, the Company issued a convertible note to a related party for $10,000 that matures in August 14, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On February 22, 2013, the Company issued a convertible note to a related party for $50,000 that matures in August 22, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On March 6, 2013, the Company issued a convertible note to a related party for $50,000 that matures in September 6, 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On April 8, 2013, the Company issued a convertible note to a related party for $75,000 that matures in October 8, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the financial year ending June 30, 2014 the note has extended to September 30, 2014.

On April 18, 2013, the Company issued a convertible note to a related party for $30,000 that matures in September 18, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In May, 2013 the company repaid the full amount of the note and accrued interest.

On June 30, 2014, the Company issued a convertible note to a related party for $9,000 that matures in July 04, 2014.  The note bears an interest rate of 0% per annum and is convertible, along with all accrued interest, after 30 days into shares of the Company’s Common Stock at $0.10 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2014 and 2013:

	2014	2013
Audit Fees (1)	$89,000	$199,600
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	$89,000	$199,600

1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended June 30, 2014 and 2013 and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-Q for those fiscal years.

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

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2014 and 2013.

No “audit-related,” “tax” and “all other” services in 2014 or 2013, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

STUDIO ONE MEDIA, INC.

Date: September 29, 2014	By:	/s/ Preston J. Shea
Preston J. Shea
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Preston J. Shea	President and Director	September 29, 2014
Preston J. Shea	(Principal Executive Officer)

/s/ Mirella Chavez	Chief Financial Officer	September 29, 2014
Mirella Chavez

/s/ Barry M. Goldwater, Jr.	Director	September 29, 2014
Barry M. Goldwater, Jr.

/s/ Frank Perrotti, Jr.	Director	September 29, 2014
Frank Perrotti, Jr.

/s/ Kenneth R. Pinckard	Director	September 29, 2014
Kenneth R. Pinckard

STUDIO ONE MEDIA, INC.

FINANCIAL STATEMENTS

SingerLewak LLP
www.SingerLewak.com
Los Angeles
Orange County
Woodland Hills
Monterey Park
Silicon Valley
San Francisco

50+ YEARS SINCE 1959

To the Board of Directors and Stockholders
Studio One Media, Inc.
Scottsdale, Arizona

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has historically suffered recurring losses from operations, has a substantial accumulated deficit and has limited revenues. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Singer Lewak LLP

SingerLewak, LLP
Los Angeles, California
October 15, 2013

10960 Wilshire Blvd., 7th Floor Los Angeles, CA 90024 T: 310.477.3924 F: 310.478.6070
877.754.4557
PrimeGlobal An Association of Independent Accounting Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Studio One Media, Inc.

We have audited the accompanying consolidated balance sheet of Studio One Media, Inc. (the Company) as of June 30, 2014 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financia l reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Studio One Media, Inc. as of June 30, 2014, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company currently has  revenues which are insufficient to cover its operating costs as of June 30, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
September 29, 2014

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2014	2013

ASSETS

Current Assets
Cash	$77,876	$165,258
Other receivable	3,400	16,240
Other current assets	20,499	19,547

Total Current Assets	101,775	201,045

Property and equipment, net	133,730	326,242
Property and equipment, yet to be placed in service	31,250	93,357

Intangible assets, net	11,990	16,689

Other Assets
Deposits	107,057	161,229

Total Other Long-term Assets	107,057	161,229

Total Assets	$385,802	$798,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued expenses	$951,562	$753,115
Accrued interest	74,483	50,725
Deferred revenue	3,500	24,182
Consulting services - related party	278,568	167,659
Lease payable	30,768	21,743
Notes payable - related party	610,000	575,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of dicount of $1,761 and $103,584, repectively	3,932,239	2,096,416
Convertible notes payable, net of dicount of $161,043 and $44,034, repectively	764,705	306,366

Total Current Liabilities	6,686,313	4,035,694

Long-Term Liabilities
Lease Payable, net of current portion	55,374	73,134
Convertible related party notes payable, net of dicount of $0 and $561, repectively	-	1,724,439

Total Liabilities	6,741,687	5,833,267

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 696,000 shares issued and outstanding	696	696
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares,
par value $0.001; 70,296,203 and 51,244,242 shares issued
and outstanding, respectively	70,297	51,243
Additional paid In capital	40,557,726	36,564,046
Accumulated Deficit	(46,985,129)	(41,651,214)

Total Stockholders' Deficit	(6,355,886)	(5,034,705)

Total Liabilities and Stockholders' Deficit	$385,801	$798,562

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Year Ended
	June 30,
	2014	2013

REVENUES
Session Revenues	$36,192	$192,205
AfterMaster Revenues	146,307	85,532
Total Revenues	182,499	277,737

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	381,780	322,973
Depreciation and Amortization Expense	114,330	214,951
General and Administrative Expenses	3,212,694	3,033,876

Total Costs and Expenses	3,708,804	3,571,800

Loss from Operations	(3,526,305)	(3,294,063)

Other Expense
Interest Expense	(1,579,617)	(1,362,732)
Gain (Loss) on Extinguishment of Debt	(25,787)	188,436
Loss on Disposal of Property	-	(6,725)
Impairment of assets	(202,206)	-
Other Income	-	1,500

Total Other Expense	(1,807,610)	(1,179,521)

Loss Before Income Taxes	(5,333,915)	(4,473,584)

NET LOSS	$(5,333,915)	$(4,473,584)

Preferred Stock Accretion and Dividends	(68,064)	(68,066)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,401,979)	$(4,541,650)

Basic and Diluted Loss Per Share of Common Stock	$(0.09)	$(0.11)

Weighted Average Number of Shares Outstanding	60,147,906	40,990,041

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2012	1,220,044	$1,220	36,412,601	$36,413	$33,696,207	$(37,177,630)	$(3,443,790)

Common Stock Sold for Cash, net of offering costs of $44,085	-	-	7,023,735	7,025	693,890	-	700,915

Share-Based Compensation - Common shares	-	-	4,592,744	4,590	1,045,000	-	1,049,590

Share-Based Compensation - Warrants and options	-	-	-	-	10,914	-	10,914

Shares Issued for Conversion of Debt and Interest	-	-	545,168	545	116,359	-	116,904

Warrants issued in advance of services	-	-	-	-	37,840	-	37,840

Warrants and common shares issued for interest expense	-	-	2,584,994	2,585	740,757	-	743,342

Beneficial Conversion Feature	-	-	85,000	85	217,900	-	217,985

Debt discount on extension of debt	-	-	-	-	5,179	-	5,179

Net loss for the year ended June 30, 2013	-	-	-	-	-	(4,473,584)	(4,473,584)

Balance, June 30, 2013	1,220,044	$1,220	51,244,242	$51,243	$36,564,046	$(41,651,214)	$(5,034,705)

Common Stock Sold for Cash, net of offering costs of $15,935	-	-	9,951,750	9,952	956,613	-	966,565

Share-Based Compensation to Directors and Employees- Common shares	-	-	2,272,495	2,272	614,518	-	616,790

Share-Based Compensation for Consulting Services and Rent	-	-	1,862,399	1,862	466,530	-	468,392

Common stock issued as incentive with Convertible debt	-	-	229,250	230	46,053	-	46,283

Common stock issued for conversion of debt	-	-	1,271,534	1,272	125,881	-	127,153

Common stock issued for conversion of cashless warrants/options	-	-	43,758	44	(44)	-	-

Common stock issued for interest expense	-	-	3,040,775	3,041	769,268	-	772,309

Common stock issued to extend the maturity dates on debt	-	-	380,000	381	104,844	-	105,225

Beneficial Conversion Feature	-	-	-	-	620,226	-	620,226

Share-Based Compensation - Warrants and options	-	-	-	-	289,791	-	289,791

Net loss for the year ended June 30, 2014	-	-	-	-	-	(5,333,915)	(5,333,915)

Balance, June 30, 2014	1,220,044	$1,220	70,296,203	$70,297	$40,557,726	$(46,985,129)	$(6,355,886)

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2014	2013

OPERATING ACTIVITIES

Net Loss	$(5,333,915)		$(4,473,584)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	114,330		214,952
Share-based compensation - Common Stock	616,790		1,081,314
Share-based compensation - warrants	289,791		10,913
Common stock issued for services and rent	468,392		743,342
Common stock issued as incentive with Convertible debt	20,446		-
Common stock issued to extend the maturity dates on debt	105,225		-
Amortization of debt discount and issuance costs	635,602		726,925
(Gain)/Loss on Disposal of assets	-		45,653
(Gain)/Loss on extinguishment of debt	25,837		-
Penalties accrued on convertible notes	120,348		-
Impairment on long lived assets and intangibles	202,206		(183,257)
Changes in Operating Assets and Liabilities:
Other receivables	12,840		(4,370)
Other assets	53,220		116,036
Accounts payable and accrued expenses and deferred revenue	1,086,176		62,707

Net Cash Used in Operating Activities	(1,582,712)		(1,659,369)

INVESTING ACTIVITIES

Purchase of property and equipment	(58,500)		(115,802)

Net Cash Used in Investing Activities	(58,500)		(115,802)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $15,935 and $3,300, respectively	966,565		700,915
Proceeds from notes payable - related party	44,000		-
Proceeds from convertible notes payable - related party	-		1,050,000
Proceeds from convertible notes payable	624,000		205,000
Repayments of convertible notes payable	(72,000)		(210,000)
Lease Payable	(8,735)		94,877

Net Cash Provided by Financing Activities	1,553,830		1,840,792

NET INCREASE (DECREASE) IN CASH	(87,382)		65,621
CASH AT BEGINNING OF PERIOD	165,258		99,637

CASH AT END OF PERIOD	$77,876		$165,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$918		$9,125

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$-		$85,179
Conversion of Notes and Interest into common stock	127,153		-
Common Stock and warrants issued for prepaid services	$-		$37,840
Common Stock and warrants issued for interest	$607,000	$
Warrants and beneficial conversion feature on issuance of convertible debt	$1,392,535		$182,579

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s financial instruments mainly consist of cash, receivables, current assets, accounts payable and accrued expenses and debt. The carrying amounts of its cash, receivables, current asserts, accounts payable, accrued expenses and current debt approximates fair value due to the Short-Term nature of these instruments. The debt consists of lease payable and notes payables, the lease payables, which is due 24 months after June 30, 2014, therefore its carrying amount also approximates fair value.

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

For the year ended June 30, 2014 there were no customers that accounted for a material portion of total revenues, and 2013 there was one customer that accounted for a material portion of total revenues.

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

The Company's revenues are generated from the studio sessions, on-studio advertising, website advertising and fees from the AfterMaster services.  Studio sessions are included in revenues as cash sales.  Cash sales are recognized as revenue upon the earlier of the use of or expiration of the prepaid session.

Cost of Revenues
The Company’s cost of revenues includes studio lease expense, employee costs, and other nominal amounts.  Depreciation is not included within cost of sales.

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, Accounting for Research and Development Costs. The Company incurred research and development expenses of $31,450 and $643 during the years ended June 30, 2014 and 2013, respectively.

Advertising Expenses
The Company expenses advertising costs in the period in which they are incurred. Advertising expenses were $85,810 and $8,064 for the years ended June 30, 2014 and 2013, respectively, and have been included within general and administrative expenses.

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

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the years ended June 30, 2014 and 2013 of $68,064 and $68,066, respectively.

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

For the years ended June 30, 2014 and 2013, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 15,895,075 and 11,591,124 at June 30, 2014 and 2013, respectively.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2012 to 2014 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $46,985,129 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following as of June 30, 2014 and 2013:

	2014	2013
Furniture and Office Equipment	$25,912	$25,912
Office Equipment and Computers	233,564	230,930
Studios	123,324	1,140,884
Vehicles	60,524	60,524
Leasehold Improvements	23,472	9,174
Computer Software	56,166	56,166
Accumulated Depreciation	(357,982)	(1,197,348)
Property and Equipment, net	$164,980	$336,242

The Company also had $31,250 and $93,357 in equipment that was yet to be placed in service as of June 30, 2014 and 2013, respectively.  Depreciation expense for the years ended June 30, 2014 and 2013 was $104,127 and $204,333, respectively. For the year ending June 30, 2014 the Company impaired assets related to the studios due to the decrease in revenue production and lack of use, totaling $202,206.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following on June 30, 2014 and June 30, 2013:

	2014	2013
Patterns and Molds	$18,916	$18,916
Website Costs	100,410	91,375
Video Backgrounds	16,172	16,172
Accumulated Amortization	(123,508)	(109,774)
Intangible Assets, Net	$11,990	$16,689

Amortization expense for the years ended June 30, 2014 and 2013 was $10,193 and $10,618, respectively.  The Company’s future estimated amortization for the above intangible assets are as follows:

Year	Amortization
2015	$3,159
2016	4,970
2017	3,861
2018	-
2019	-
Total	$11,990

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses as of June 30, 2014 and 2013 follows:

	2014	2013
Accounts Payable	$822,006	$597,079
Accrued Interest	74,483	50,725
Deferred Revenue	3,500	24,182
Other Accrued Expenses	129,556	156,036
Consulting Services-Related Party	278,568	167,659
Total	$1,308,113	$995,681

Other accrued expenses consist primarily of accrued payroll liabilities, consulting fees payable and other fees payable.

NOTE 6 – NOTES PAYABLE

Convertible Notes Payable
In accounting for its convertible notes payable, proceeds from the sale of a convertible debt instrument with Common Stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portions of the proceeds allocated to the warrants are accounted for as paid-in capital with an offset to debt discount. The remainder of the proceeds are allocated to the debt instrument portion of the transaction as prescribed by ASC 470-25-20.  The Company then calculates the effective conversion price of the note based on the relative fair value allocated to the debt instrument to determine the fair value of any beneficial conversion feature (“BCF”) associated with the convertible note in accordance with ASC 470-20-30.  The BCF is recorded to additional paid-in capital with an offset to debt discount.  Both the debt discount related to the issuance of warrants and related to a BCF is amortized over the life of the note.

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of June 30, 2014 and 2013, respectively:

Convertible Notes Payable – Related Parties
	June 30,	June 30,
	2014	2013

$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $0 and $0 at June 30, 2014 and June 30,2013, respectively.	$250,000	$250,000
$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $0 and $0 at June 30, 2014 and June 30,2013, respectively.	250,000	250,000
$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $0 and $24,559 at June 30, 2014 and June 30,2013, respectively.	250,000	225,441
$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $0 and $40,148 at June, 2014 and June 30,2013, respectively.	250,000	209,852
$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $0 and $0 as of June 30, 2014 and June 30,2013, respectively.	250,000	250,000
$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of June 30, 2014 and June 30,2013, respectively.	250,000	250,000
$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of June 30, 2014 and June 30,2013, respectively.	100,000	100,000
$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of June 30, 2014 and June 30,2013, respectively.	300,000	300,000
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $0 and $1,168 as of June 30, 2014 and June 30,2013, respectively.	100,000	98,832
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $0 and $1,514 as of June 30, 2014 and June 30,2013, respectively.	100,000	98,486
$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $0 and $1,111 as of June 30, 2014 and June 30,2013, respectively.	150,000	148,889
$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $0 and $1,814 as of June 30, 2014 and June 30,2013, respectively.	200,000	198,186
$200,000 face value, issued in April 2012, interest rate of 10%, matures in October 2013, net of unamortized discount of $0 and $2,450 as of June 30, 2014 and June 30,2013, respectively.	200,000	197,550
$150,000 face value, issued in May 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $0 and $1,682 as of June 30, 2014 and June 30,2013, respectively.	150,000	148,318
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $0 and $1,897 as of June 30, 2014 and June 30,2013, respectively.	125,000	123,103
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $0 and $2,208 as of June 30, 2014 and June 30,2013, respectively.	125,000	122,792
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2014, net of unamortized discount of $0 and $0 as of June 30, 2014 and June 30, 2013.	50,000	50,000
$50,000 face value, issued in September 2012, interest rate of 10%, matures in March 2014, net of unamortized discount of $0 and $0 as of June 30, 2014 and June 30, 2013.	50,000	50,000
$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $0 and $2,662 as of June 30, 2014 and June 30, 2013.	100,000	97,338
$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $0 and $2,786 as of June 30, 2014 and June 30, 2013.	100,000	97,214
$50,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $0 and $1,192 as of June 30, 2014 and June 30, 2013.	50,000	48,808
$75,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $0 and $1,804 as of June 30, 2014 and June 30, 2013.	75,000	73,196
$25,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $0 and $1,159 as of June 30, 2014 and June 30, 2013.	25,000	23,841
$50,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $0 and $2,358 as of June 30, 2014 and June 30, 2013.	50,000	47,642
$50,000 face value, issued in December 2012, interest rate of 10%, matures in June 2014, net of unamortized discount of $0 and $2,502 as of June 30, 2014 and June 2013.	50,000	47,498

$75,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $0 and $2,111 as ofJune 30, 2014 and June 30, 2013.	75,000	72,889
$25,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $1 and $637 as of June 30, 2014 and June 30, 2013.	24,999	24,363
$35,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $0 and $1,099 as of June 30, 2014 and June 30, 2013.	35,000	33,901
$5,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $0 and $156 as of June 30, 2014 and June 30, 2013.	5,000	4,844
$10,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $1 and $374 as of June 30, 2014 and June 30, 2013.	9,999	9,626
$50,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $0 and $2,296 as of June 30, 2014 and June 30, 2013.	50,000	47,704
$50,000 face value, issued in March 2013, interest rate of 10%, matures in September 2014, net of unamortized discount of $13 and $1,746 as of June 30, 2014 and June 30, 2013.	49,987	48,254
$75,000 face value, issued in April 2013, interest rate of 10%, matures in October 2014, net of unamortized discount of $546 and $2,712 as of June 30, 2014 and June 30, 2013.	74,454	72,288
$9,000 face value, issued in June 2014, interest rate of 0%, matures in July 2014, net of unamortized discount of $1,200 as of June 30, 2014	7,800	-
Total convertible notes payable – related parties	3,932,239	3,820,855
Less current portion	3,932,239	2,096,416
Convertible notes payable – related parties, long-term	$-	$1,724,439

In February 2010, the Company entered into a financing agreement with an unrelated third party to fund up to $1,000,000 in four equal increments. The proceeds of each advance by the lender to Studio One are to be used to manufacture, ship, install and operate MyStudios serving as collateral for such advances. Each advance is evidenced by a promissory note, bearing interest at 12% per annum and due in 3 years from the advance dates, and a security agreement granting the lender a first lien on specified studios. The principal and interest on these notes may be converted at the lender’s option into Common Stock based on a conversion price of fifty cents ($0.50) per share. The notes were issued on February 23, 2010, May 4, 2010, August 19, 2010, and December 23, 2010 in encruments of $250,000 per issuance. Additionally, the Company granted 200,000 warrants to the lender, which have an exercise price of $0.40 to $0.50 and expire in 5 years. The notes was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

On December 2, 2011, the Company issued a convertible note to a related party for $250,000 that matures in June 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 112,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $61,998 and the debt discount related to the attached warrants was $41,998, for a total debt discount of $103,996.

On December 15, 2011, the Company issued a convertible note to a related party for $100,000 that matures in June 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 50,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $24,020 and the debt discount related to the attached warrants was $18,020, for a total debt discount of $40,040.

On December 30, 2011, the Company issued a convertible note to a related party for $300,000 that matures in June 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 150,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $54,934 and the debt discount related to the attached warrants was $51,934, for a total debt discount of $106,868.

On February 3, 2012, the Company issued a convertible note to a related party for $100,000 that matures in August 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $9,400 and the debt discount related to the attached warrants was $9,400, for a total debt discount of $18,800.

On February 16, 2012, the Company issued a convertible note to a related party for $100,000 that matures in August 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $8,310 and the debt discount related to the attached warrants was $9,310, for a total debt discount of $17,620.

On March 2, 2012, the Company issued a convertible note to a related party for $150,000 that matures in September 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 37,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $9,525, for a total debt discount of $9,525.

On March 16, 2012, the Company issued a convertible note to a related party for $200,000 that matures in September 2013. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. In the event the Company enters into a revenue sharing agreement as specified in the note, the holder, at its option, may accelerate payment of the note up to 50% of the gross revenues received by the Company under the revenue sharing agreement. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 50,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $12,761, for a total debt discount of $12,761.

On April 17, 2012, the Company issued a convertible note to a related party for $200,000 that matures in October 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $12,315, for a total debt discount of $12,315.

On May 3, 2012, the Company issued a convertible note to a related party for $150,000 that matures in November 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $7,331, for a total debt discount of $7,331.

On June 5, 2012, the Company issued a convertible note to a related party for $125,000 that matures in December 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $6,577, for a total debt discount of $6,577.

On June 20, 2012, the Company issued a convertible note to a related party for $125,000 that matures in December 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $6,993, for a total debt discount of $6,993.

On August 9, 2012, the Company issued a convertible note to a related party for $50,000 that matures in February 9, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

On September 10, 2012, the Company issued a convertible note to a related party for $50,000 that matures in March 10, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 50,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.25 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $17,060 and the debt discount related to the attached warrants was $3,505, for a total debt discount of $20,120.

On October 10, 2012, the Company issued a convertible note to a related party for $100,000 that matures in April 10, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $5,126, for a total debt discount of $5,126.

On October 17, 2012, the Company issued a convertible note to a related party for $100,000 that matures in April 17, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 25,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $5,236, for a total debt discount of $5,236.

On October 25, 2012, the Company issued a convertible note to a related party for $50,000 that matures in April 25, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 12,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $2,181, for a total debt discount of $2,181.

On November 13, 2012, the Company issued a convertible note to a related party for $75,000 that matures in May 13, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 18,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,107, for a total debt discount of $3,107.

On November 23, 2012, the Company issued a convertible note to a related party for $25,000 that matures in May 23, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 6,250 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $1,936, for a total debt discount of $1,936.

On November 28, 2012, the Company issued a convertible note to a related party for $50,000 that matures in May 28, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 12,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,877, for a total debt discount of $3,877.

On December 17, 2012, the Company issued a convertible note to a related party for $50,000 that matures in June 17, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 12,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,886, for a total debt discount of $3,886.

On January 14, 2013, the Company issued a convertible note to a related party for $75,000 that matures in July 14, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 18,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,158, for a total debt discount of $3,158.

On January 23, 2013, the Company issued a convertible note to a related party for $25,000 that matures in July 14, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 6,250 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $953, for a total debt discount of $953.

On January 31, 2013, the Company issued a convertible note to a related party for $35,000 that matures in July 31, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 8,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $1,644, for a total debt discount of $1,644.

On February 5, 2013, the Company issued a convertible note to a related party for $5,000 that matures in August 5, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 1,250 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $234, for a total debt discount of $234.

On February 14, 2013, the Company issued a convertible note to a related party for $10,000 that matures in August 14, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 2,500 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $0 and the debt discount related to the attached warrants was $559, for a total debt discount of $559.

On February 22, 2013, the Company issued a convertible note to a related party for $50,000 that matures in August 22, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 18,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,434, for a total debt discount of $3,434.

On March 6, 2013, the Company issued a convertible note to a related party for $50,000 that matures in September 6, 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 18,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $2,605, for a total debt discount of $2,605.

On April 8, 2013, the Company issued a convertible note to a related party for $75,000 that matures in October 8, 2014. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In conjunction with the note, the Company issued detachable warrants to purchase 18,750 shares of the Company’s Common Stock. The warrant has an exercise price of $0.40 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $-0- and the debt discount related to the attached warrants was $3,252, for a total debt discount of $3,252.

On June 4, 2014, the Company issued a convertible note to a related party for $9,000 that matures in July 4, 2014.  The note bears an interest rate of 0% per annum and is convertible, along with all accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The value the convertible note and recorded a BCF of 9,000.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of June 30, 2014, and 2013, respectively:

Convertible Notes Payable - Non-Related Parties
	June 30,	June 30,
	2014	2013

$100,000 face value, issued in September 2011, interest rate of 0%, originally matured in December 2011, extended to August 2014, net of unamortized discount of $-0- and $4,064 as of June 30, 2014 and June 30,2013.	$100,000	$95,936
$10,000 face value, of which $10,000 has been paid back, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 and $0 as of June 30, 2014 and June 30,2013.	-	10,000
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 and $0 as of June 30, 2014 and June 30, 2013.	15,000	15,000
$75,000 face value, issued in January 2012, interest rate of 12%, originally matured in June 2013, extended to August 2014, net of unamortized discount of $-0- and $3,017 as of June 30, 2014 and June 30,2013.	75,000	71,983
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $0 and $0 as of June 30, 2014 and June 30, 2013.	50,000	50,000
$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $0 and $0 as of June 30, 2014 and June 30,2013.	10,000	10,000
$50,000 face value of which $9,600 was converted leaving a $40,400 face value, issued in November 2012, interest rate of 10%, matures in November 2013 and an additional penalties were added to the principal of $120,348 bringing the face value to $160,748, net of unamortized discount of $0 and $13,789 as of June 30, 2014 and June 30, 2013.	160,748	26,611
$30,000 face value, issued in February 2013, interest rate of 0%, matures in November 2013, net of unamortized discount of $0 and $10,487 as of June 30, 2014 and June 30, 2013.	30,000	19,513
$20,000 face value, issued in April 2013, interest rate of -0-%, matures in October 2013, net of unamortized discount of $0 and $12,678 as of June 30, 2014 and June 30, 2013.	20,000	7,322
$60,000 face value, of which $60,000 has been paid back, issued in July 2013, interest rate of 6%, matures in October 2013, net of unamortized discount of $0 as of June 30, 2014.	-	-
$100,000 face value, issued in September 2013, interest rate of 0%, matures in February 2014, net of unamortized discount of $0 as of June 30, 2014.	100,000	-

$50,000 face value, issued in October 2013, interest rate of 0%, originally matured in November 2013, with an extended maturity date of May 2014, net of unamortized discount of $0 as of June 30, 2014.	50,000	-
$50,000 face value, of which $10,000 was converted leaving a $0 face value, issued in November 2013, interest rate of 0%, matured in May 2014, net of unamortized discount of $0 as of June 30, 2014.	-	-
$25,000 face value, of which $25,000 was converted leaving a $0 face value, issued in November 2013, interest rate of 0%, matured in February 27, 2014, net of unamortized discount of $0 as of June 30, 2014.	-	-
$10,000 face value, of which $10,000 was converted leaving a $0 face value, issued in February 2014, interest rate of 10%, matures in March 2014, net of unamortized discount of $0 as of June 30, 2014.	-	-
$50,000 face value, issued in February 2014, interest rate of 10%, matures in April 2014, net of unamortized discount of $0 as of June 30, 2014.	50,000	-
$50,000 face value, issued in February 2014, interest rate of 6%, matures in August 2014, net of unamortized discount of $3,868 as of June 30, 2014.	46,132	-
$30,000 face value, issued in March 2014, interest rate of 0%, matures in September 2014, net of unamortized discount of $7,011 as of June 30, 2014.	22,989	-
$20,000 face value, issued in March 2014, interest rate of 10%, matures in June 2014, net of unamortized discount of $0 as of June 30, 2014.	20,000	-
$25,000 face value, issued in April 2014, interest rate of 6%, matures October 2014, net unamortized discount of $15,437 as of June 30, 2014.	9,563	-
$5,000 face value, of which $5,000 was converted leaving a $0 face value, issued in May 2014, interest rate of 0%, matures August 2014, net unamortized discount of $0 as of June 30, 2014.	-	-
$25,000 face value, of which $25,000 was converted leaving a $0 face value, issued in May 2014, interest rate of 0%, matures in August 2014, net of unamortized discount of $0 as of June 30, 2014.	-	-
$15,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $14,098 as of June 30, 2014.	902	-
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $18,798 as of June 30, 2014.	1,202	-
$30,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $28,033 as of June 30, 2014.	1,967	-
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $18,798 as of June 30, 2014.	1,202	-
$25,000 face value, issued in June 2014, interest rate of 6%, matures September 2014, net unamortized discount of $25,000 as of June 30, 2014.	-	-
$12,000 face value, of which $12,000 was converted leaving a $0 face value, issued in May 2014, interest rate of 6%, matures August 2014, net unamortized discount of $0 as of June 30, 2014.	-	-
Total convertible notes payable – non-related parties	764,705	306,365
Less current portion	764,705	306,365
Convertible notes payable – non-related parties, long-term	$-	$-

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

On October 13, 2011, the Company issued a convertible note for $10,000 that matures 90 days after issuance. The note bears an interest rate of 10% per anum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share. The maturity date of the note can be extended, at the option of the holder, for two consecutive 30 day periods in exchange for a warrant equal to 20% of the initial amount of the note issued with a strike price of $0.50 per share for 5 years. As additional compensation, the Company issued to the holder a warrant to purchase 5,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.50 per share and a contractual life of 5 years from the issuance date. The value of the BCF recorded was $3,970 and the debt discount related to the attached warrants was $1,970, for a total debt discount of $5,940.  As of the June 30, 2014, this note has been paid in full.

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

On November 28, 2012, the Company issued a convertible note to an unrelated individual for $50,000 that matures one year after issuance. The note bears an interest rate of 0% for the first 90 days and 10% after 90 days per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at the lesser of $0.18 per share or 60% of the lowest trade price in the 25 trading days previous to conversion. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $33,333. The note holder elected to convert $9,600 of the note and accrued interest on June 3, 2013. The convertible note is in default and has been reclassified as current. Per the agreement, the company accrued penalties of $120,348 which were added to the principal, see footnote 12. The balance of the note to date is $160,748.

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

On July 30, 2013, the Company issued a convertible note to an unrelated individual for $60,000 that matures on October 30, 2013. The note bears an interest rate of 6% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.15 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $49,226. Subsequent to period end on October 1, 2013, the Company paid the note and interest in full.

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

On October 17, 2013, the Company issued a convertible note to an unrelated individual for $50,000 with an original maturity date of November 17, 2013, the note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the original BCF recorded was $50,000. The note was amended on November 17, 2013 to extend the maturity date to May 17, 2014 and issued 25,000 common stock and 25,000 warrants as incentive to extending the maturity date. Under ASC 470-60-55-12, the debt was deemed to be extinguished and the company recognized a loss on extinguishment of debt $25,787. As of the date of the filing of this report, this note is in default.

On November 5, 2013, the Company issued a convertible note to an unrelated individual for $50,000 that matures on May 5, 2014. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $50,000. On June 30, 2014 the note holder elected to convert the entire note of $50,000.

On November 27, 2013, the Company issued a convertible note to an unrelated individual for $25,000 that matures on February 27, 2014. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $25,000. On May 7, 2014, the note holder elected to convert the entire note of $25,000. As of the date of the filing of this report, this note is in default.

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

In conjunction with the note, the Company issued to the holder 10,000 shares of restricted Common Stock. The value of the BCF recorded was $8,065 and the debt discount related to the attached relative fair value of the restricted Common Stock was $1,935, for a total debt discount of $10,000.

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

In conjunction with the note, the Company issued to the holder 25,000 shares of restricted Common Stock. The value of the BCF recorded was $44,444 and the debt discount related to the attached relative fair value of the restricted Common Stock was $5,556, for a total debt discount of $10,000.

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

In conjunction with the note, the Company issued to the holder 25,000 shares of restricted Common Stock. The value of the BCF recorded was $45,249 and the debt discount related to the attached relative fair value of the restricted Common Stock was $4,751, for a total debt discount of $50,000.

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

In conjunction with the note, the Company issued to the holder 15,000 shares of restricted Common Stock. The value of the BCF recorded was $26,786 and the debt discount related to the attached relative fair value of the restricted Common Stock was $3,214, for a total debt discount of $30,000.

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

In conjunction with the note, the Company issued to the holder 10,000 shares of restricted Common Stock. The value of the BCF recorded was $17,937 and the debt discount related to the attached relative fair value of the restricted Common Stock was $2,063, for a total debt discount of $20,000.

On April 21, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on October 21, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 12,300 shares of restricted Common Stock. The value of the BCF recorded was $22,422 and the debt discount related to the attached relative fair value of the restricted Common Stock was $2,578, for a total debt discount of $25,000.

On May 8, 2014, the Company issued a convertible note to an unrelated party for $12,000 that matures on August 8, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On May 13, 2014 the note holder elected to convert the entire note and accrued interest of $12,000 and $10 respectively.

In conjunction with the note, the Company issued to the holder 3,000 shares of restricted Common Stock. The value of the BCF recorded was $11,294 and the debt discount related to the attached relative fair value of the restricted Common Stock was $706, for a total debt discount of $12,000.

On May 12, 2014, the Company issued a convertible note to an unrelated individual for $5,000 that matures on August 12, 2014.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.  On June 30, 2014, the note holder elected to convert the entire note of $5,000.

In conjunction with the note, the Company issued to the holder 1,250 shares of restricted Common Stock. The value of the BCF recorded was $4,695 and the debt discount related to the attached relative fair value of the restricted Common Stock was $305, for a total debt discount of $5,000.

On May 23, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on August 23, 2014.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.  The value of the BCF recorded was $25,000. On June 30, 2014 the note holder elected to convert the entire note of $25,000.

On June 18, 2014, the Company issued a convertible note to an unrelated individual for $30,000 that matures on December 18, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 15,000 shares of restricted Common Stock. The value of the BCF recorded was $26,786 and the debt discount related to the attached relative fair value of the restricted Common Stock was $3,214, for a total debt discount of $30,000.

On June 19, 2014, the Company issued a convertible note to an unrelated individual for $15,000 that matures on December 19, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 7,500 shares of restricted Common Stock. The value of the BCF recorded was $13,453 and the debt discount related to the attached relative fair value of the restricted Common Stock was $1,547, for a total debt discount of $15,000

On June 19, 2014, the Company issued a convertible note to an unrelated individual for $20,000 that matures on December 19, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 10,000 shares of restricted Common Stock. The value of the BCF recorded was $17,937 and the debt discount related to the attached relative fair value of the restricted Common Stock was $2,063, for a total debt discount of $20,000.

On June 19, 2014, the Company issued a convertible note to an unrelated individual for $20,000 that matures on December 19, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 10,000 shares of restricted Common Stock. The value of the BCF recorded was $17,937 and the debt discount related to the attached relative fair value of the restricted Common Stock was $2,063, for a total debt discount of $20,000.

On June 30, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on September 30, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 25,000 shares of restricted Common Stock. The value of the BCF recorded was $20,325 and the debt discount related to the attached relative fair value of the restricted Common Stock was $4,675, for a total debt discount of $25,000.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of June 30, 2014 and 2013:

Notes Payable – Related Parties

	June 30,	June 30,
	2014	2013

Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to September 2014, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	$200,000	$200,000
Face value of $250,000, issued in September 2011, matures in September 2012 extended to September 2014, 25,000 warrants per month issued for first 90 days, note bears interest at 15% from December 2011 through maturity.	250,000	250,000
Face value of $125,000, issued in October 2011, matures in October 2012 extended to September 2014, 30,000 warrants issued in lieu of interest through December 2011, note bears interest at 0% from December 2011 through maturity.	125,000	125,000
Face value of $35,000, issued in January 2014, matures in February 2014 extended to September 2014,, note bears interest at 10%, interest is accrued monthly and paid quarterly by issuing restricted stock until the January 2015 and thereafter interest to be paid in cash.	35,000	-
Total notes payable – related parties	610,000	575,000
Less current portion	610,000	575,000
Notes payable - related parties, long term	$-	$-

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

On June 30, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2013. No consideration was paid to extend the maturity date. The note was amended again on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

On October 1, 2012, the note holder agreed to extend the maturity date of the note to June 30, 2013. No consideration was paid to extend the maturity date. The note was amended again on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In October 2011, the Company entered into a one-year note payable for $125,000 with a related party. The note provided for 0% interest per annum for the first 45 days. In lieu of interest for the first 45 days, the Company granted the lender a warrant to purchase 30,000 shares of Company’s Common Stock at an exercise price of $0.40 for a contractual period of 5 years. Effective December 1, 2011, the note bears interest of 15% per annum until paid.  The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

In January 2014, the Company entered into a one month note payable for $35,000 with a related party. The note provided for 10% interest per annum in restricted common stock calculated at 75% of the preceding 10-day running average closing price for the first year payable each quarter. Thereafter, interest is to be paid in cash. The note was amended on June 30, 2014 to extend the maturity date to September 30, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

This note includes the following priority repayment provisions: 1) the Company agrees to apply the first and all subsequent funds raised by the company unless otherwise authorized by the holder; 2) the holder will approve all checks of the company before they are issued, until the note is repaid; and 3) if the terms are not complied with, the note will be due on demand.

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of June 30, 2014 and 2013:

Notes Payable – Non-Related Parties
	2014	2013
Various term notes with total face value of $40,488 due upon demand, interest rates range from 12% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 7 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	696,000	773,115
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	1,220,044	$1,257,214

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the fiscal years ended June 30, 2014 and 2013, the Company issued -0- shares of Series A-1 Preferred Stock for $-0- in cash, net of $-0- of issuance costs, respectively.

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

During the fiscal year ended June 30, 2012, the Company accrued dividends of $23,071 into 877,550 shares of Common Stock.

During the fiscal year ended June 30, 2014, the outstanding Preferred Stock accumulated 49,790 in dividends; in fiscal year ended June 30, 2013 it accumulated $17,016 in dividends on outstanding Preferred Stock.  The cumulative dividends in arrears through June 30, 2014 were approximately $652,873.

NOTE 8 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which   70,296,203 and 51,244,242 were issued outstanding as of June 30, 2014 and 2013, respectively.  The activity surrounding the issuances of the Common Stock is as follows:

Fiscal Year Ended June 30, 2014

The Company issued 9,825,000 shares of Common Stock for net cash proceeds of $966,565. The Company paid $15,935 in cash offering costs and issued 126,750 in stock offering costs. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds. Attached to the Common Shares, the Company issued 1,366,016 warrants to purchase shares of the Company’s Common Stock. The Company recognized $289,791 in employee stock option expense and for the amortization of warrants issued in prior periods.

The Company also issued 1,271,534 shares of Common Stock for conversion of notes payable for $127,153, issued 229,250 shares as incentive to convertible debt for $46,283, and issued 380,000 shares of Common Stock to extend the maturity dates on debt for $105,225.  The Company also issued 43,758 shares of Common Stock conversion of warrants for $0 and recorded $620,226 in beneficial conversion features related to new issuances of debt.

As share-based compensation to employees and non-employees, the Company issued 4,134,894 shares of common stock valued at $1,085,182, based on the market price of the stock on the date of issuance.   As interest expense on outstanding notes payable, the Company issued 3,040,775 shares of common stock valued at $772,309 based on the market price on the date of issuance.

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

Stock Purchase Options

During the fiscal year ended June 30, 2014, the Company issued 25,000 stock purchase options for a value of $6,045.  The Company did recognize $10,713 in employee stock option expense during the fiscal year ended June 30, 2014 for options vested during the period that were issued in prior periods.

During the fiscal year ended June 30, 2013, the Company did not issue any stock purchase options.  The Company did recognize $10,914 in employee stock option expense during the fiscal year ended June 30, 2013 for options vested during the period that were issued in prior periods.

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2014.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2013	613,429	$0.85	$1.20	1.95	$522,843
Granted	25,000	0.15	0.24	5.00	3,750
Exercised	-	-	-	-	-
Cancelled/Expired	(257,000)	(1.23)	-	-	(316,950)
Outstanding as of June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2013.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2012	698,429	$0.85	$1.20	2.95	$522,843
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(85,000)	(0.80)	-	-	-
Outstanding as of June 30, 2013	613,429	$0.55	$1.20	1.95	$522,843

Stock Purchase Warrants

During the fiscal year ended June 30, 2014, the Company issued warrants to purchase a total of 1,366,016 and expired 498,500 shares of the Company’s Common Stock. The Company issued 29,400 warrants in conjunction to a default clause in a convertible note payable and issued 311,616 warrants in conjunction to a consulting agreement entered into in July 2013. The Company also issued 500,000 warrants in conjunction to a consulting agreement entered into in October 2013.The Company issued 25,000 warrants in conjunction to an extension in a convertible note payable in conjunction with 50,000 shares of common stock. The Company issued 100,000 warrants in conjunction with a consulting agreement entered into January 2014. The Company issued 300,000 warrants in conjunction with an employment agreement entered into January 2014. The Company also issued 100,000 warrants as compensation for references purchased. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

An additional 574,482 warrants valued at $108,660, were issued for services to be expensed as services were performed.

An additional 95,000 warrants valued at $19,521, were issued in advance for services to be amortized over the term of the service period

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	2014	2013
Expected volatility	113-132%	111-207%
Expected dividends	0%	0%
Expected term	2-10 Years	2-10 Years
Risk-free interest rate	0.35 – 1.75%	0.41-2.52%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2014.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2013	7,530,063	$0.67	$2.45	4.17	$4,770,713
Granted	1,366,016	1.30	0.23	5.00	1,774,467
Exercised	(65,000)	(0.25)	0.14	-	(16,250)
Cancelled/Expired	(498,500)	(0.70)	-	-	(158,498)
Outstanding as of June 30, 2014	8,332,579	$0.76	$0.70	2.96	$6,370,432

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2013.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2012	6,529,331	$2.84	$3.55	1.95	$4,835,028
Granted	1,395,732	0.33	0.19	4.17	458,185
Exercised	-	-	-	-	-
Cancelled/Expired	(395,000)	(0.82)	-	-	(552,500)
Outstanding as of June 30, 2013	7,530,063	$0.67	$2.45	4.17	$4,770,713

NOTE 10 – INCOME TAXES

The components of the income tax (benefit) provision are as follows:

As of
	June 30,	June 30,
	2014	2013
Current
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred
Federal	-	-
State	-	-
Total Deferred	-	-

Income tax provision	$-	$-

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	As of
	June 30,	June 30,
	2014	2013
Income tax benefit based on federal statutory rate	$(1,123,000)	$(2,405,000)
State income tax benefit, net of federal income tax	(444,000)	(448,000)
Change in deferred tax valuation allowance	1,567,000	2,778,000
Other, net	-	-
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of
	June 30,	June 30,
	2014	2013
Deferred tax assets:
Debt extinguishment	$918,000	$298,000
Impairment of fixed assets	604,000	447,000
Domestic net operating loss carryforwards	9.828,000	8,383,000
Total gross deferred tax assets	11,350,000	9,128,000

Less valuation allowance on deferred tax assets	(11,350,000)	(9,128,000)
Net deferred tax assets	-	-

Deferred tax liabilities:
Deferred costs	-	-

Total deferred tax liabilities	-	-
Net deferred taxes	$-	$-

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

The Company files U.S. federal and Arizona income tax returns. Our major tax jurisdictions are U.S. federal and the State of Arizona and are subject to tax examinations for the open years from 2009 through 2012.  As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2012.  While none are anticipated, fines and/or penalties may be associated with the delinquent filing.

As of June 30, 2014 and 2013, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $26.4 million and $22.3 million, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future year subject to limitations of Section 382 of the Internal Revenue Code for federal income and Arizona tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.  If not utilized, the federal and state net operating loss carry-forwards will begin expiring in 2014.

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

We are leasing office space on a month-to-month basis in West Hollywood, California.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a lease expiring on August 31, 2013.  The total lease expense for both facilities is approximately $4,305 per month, after which, the Company has agreed to lease on a month to month basis, and the total remaining obligations under these leases at June 30, 2014 were approximately $0.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

Rent expense for the year ended June 30, 2014 was $282,453, of which $202,287 was paid in cash and $80,166 was paid in Common Stock.  Rent expense for the year ended June 30, 2013 was $396,412, of which $226,346 was paid in cash and $170,067 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2015	$52,110
Thereafter	-
Total	$52,110

Other
The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2014 were approximately $652,873.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2013 and 2014.

NOTE 12 – NON-CASH FINANCING ACTIVITIES

Common Stock Issued to Extinguish Debt and Liabilities
The Company issued 1,271,534 and 425,168 shares of Common Stock for conversion notes payable for the years ended June 30, 2014 and 2013 totaling $127,153 and $85,179, respectively.

Common Stock and Warrants Issued for Prepaid Services
The Company recorded prepaid services for the years ended June 30, 2014 and 2013 totaling $-0- and $37,840, respectively.

Warrants, Stock, and Beneficial Conversion Feature on Issuance of Convertible Debt
The Company recorded $46,283 for beneficial conversion features in connection with the issuance of convertible debt for the year ended June 30, 2014. The Company recorded $1,852,579 for beneficial conversion features in connection with the issuance of convertible debt for the year ended June 30, 2013.

Common Stock Issued as Dividend on Preferred Stock
The Company issued -0- shares of Common Stock as dividends related to the Company’s preferred shares for the years ended June 30, 2014 and 2013, respectively.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there are no material subsequent events to report.