Form 10-Q
period 2014-09-30
STUDIO ONE MEDIA, INC.
filed 2014-11-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

☐ Yes    ☒ No

At November 14, 2014, the number of shares outstanding of Common Stock, $0.001 par value, was 80,042,087 shares.

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2014	2014
	(Undaudited)
ASSETS

Current Assets
Cash	$323,680	$77,876
Other receivable	785	3,400
Other current assets	9,111	20,499

Total Current Assets	333,576	101,775

Property and equipment, net	104,388	133,730
Property and equipment, yet to be placed in service	62,500	31,250

Intangible assets, net	16,976	11,990

Other Assets
Deposits	115,557	107,057
Other assets	185,658	-

Total Other Long-term Assets	301,215	107,057

Total Assets	$818,655	$385,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$845,022	$951,563
Accrued interest	91,253	74,483
Deferred revenue	206,000	3,500
Consulting services - related party	133,568	278,568
Lease payable	30,768	30,768
Notes payable - related party	610,000	610,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of discount of $0 and $1,761, respectively	3,930,000	3,932,239
Convertible notes payable, net of discount of $272,943 and $161,043, respectively	634,805	764,705

Total Current Liabilities	6,521,904	6,686,314

Long-Term Liabilities
Lease Payable, net of current portion	46,854	55,374
Convertible related party notes payable, net of discount of $0 and $561, respectively	-	-

Total Liabilities	6,568,758	6,741,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 696,000 shares issued and outstanding	696	696
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares,
par value $0.001; 79,447,357 and 70,296,203 shares issued
and outstanding, respectively	79,450	70,297
Additional paid In capital	42,700,519	40,557,726
Accumulated Deficit	(48,531,292)	(46,985,129)

Total Stockholders' Deficit	(5,750,103)	(6,355,886)

Total Liabilities and Stockholders' Deficit	$818,655	$385,802

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Three Months Ended
	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
REVENUES
Session Revenues	$1,420	$20,682
AfterMaster Revenues	27,740	34,434
Total Revenues	29,160	55,116

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	83,177	84,942
Depreciation and Amortization Expense	34,356	27,914
General and Administrative Expenses	900,925	788,080

Total Costs and Expenses	1,018,458	900,936

Loss from Operations	(989,298)	(845,820)

Other Expense
Interest Expense	(528,348)	(403,191)
Gain (Loss) on Extinguishment of Debt	(28,517)	-
Impairment of assets	-	(45,676)

Total Other Expense	(556,865)	(448,867)

Loss Before Income Taxes	(1,546,163)	(1,294,687)

NET LOSS	$(1,546,163)	$(1,294,687)

Preferred Stock Accretion and Dividends	(17,016)	(17,016)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,563,179)	$(1,311,703)

Basic and Diluted Loss Per Share of Common Stock	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding	74,870,162	52,803,773

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Loss	$(1,546,163)	$(1,294,687)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	33,072	27,914
Share-based compensation - Common Stock	285,745	167,139
Share-based compensation - warrants	510,662	47,469
Common stock issued for services and rent	63,015	86,771
Common stock issued as incentive with Convertible debt	10,261	-
Common stock issued to extend the maturity dates on debt	15,750	-
Amortization of debt discount and issuance costs	221,860	113,494
(Gain)/Loss on extinguishment of debt	28,517	-
Impairment on long lived assets and intangibles	-	45,676
Changes in Operating Assets and Liabilities:
Other receivables	2,615	(3,625)
Other assets	(182,770)	75,578
Accounts payable and accrued expenses and deferred revenue	203,226	291,826

Net Cash Used in Operating Activities	(354,210)	(442,445)

INVESTING ACTIVITIES

Purchase of property and equipment	(39,966)	(9,035)

Net Cash Used in Investing Activities	(39,966)	(9,035)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $9,500 and $15,935, respectively	290,500	276,065
Proceeds from notes payable - related party	-	-
Proceeds from convertible notes payable - related party	-	-
Proceeds from convertible notes payable	362,000	160,000
Repayments of convertible notes payable	(8,520)	(6,000)
Lease Payable	(4,000)	-

Net Cash Provided by Financing Activities	639,980	430,065

NET INCREASE (DECREASE) IN CASH	245,804	(21,415)
CASH AT BEGINNING OF PERIOD	77,876	165,258

CASH AT END OF PERIOD	$323,680	$143,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$918	$612

NON CASH FINANCING ACTIVITIES:
Conversion of Notes and Interest into common stock	$585,496	-
Common Stock and warrants issued for prepaid services	$-	$28,000
Common Stock and warrants issued for interest	$362,000	$201,265
Warrants and beneficial conversion feature on issuance of convertible debt	$-	$126,000

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $48,531,292 and currently has revenues which are insufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the periods ended September 30, 2014 and 2013 of $17,016 and $17,016, respectively.

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

For the periods ended September 30, 2014 and 2013, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 17,313,190 and 11,776,155 at September 30, 2014 and 2013, respectively.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

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

The fair value of the Company’s notes payable at September 30, 2014 is approximately $5,488,236.  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Income Taxes
There is no income tax provision for the three months ended September 30, 2014 and 2013 due to net operating losses for which there is no benefit currently available.

At September 30, 2014, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Reclassification
Certain amounts disclosed in prior periods have been reclassified to conform to current presentation. Such reclassifications are for presentation purposes only and have no effect on the Company’s net loss or financial position in any of the periods presented. The Company has made adjustments to the Income Statement and Cash flows Statement in impairment of assets and disposal of assets, respectively.

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of September 30, 2014 and June 30, 2014, respectively:

Convertible Notes Payable – Related Parties
	September 30,	June 30,
	2014	2014

$250,000 face value, issued in February 2010, interest rate of 12%, matures in February 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	$250,000	$250,000
$250,000 face value, issued in May 2010, interest rate of 12%, matures in May 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	250,000	250,000
$250,000 face value, issued in August 2010, interest rate of 12%, matures in August 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	250,000	250,000
$250,000 face value, issued in December 2010, interest rate of 12%, matures in December 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	250,000	250,000

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30,

NOTE 4 – NOTES PAYABLE - continued

Convertible Notes Payable – Related Parties - continued

$250,000 face value, issued in November 2011, interest rate of 15%, matures in November 2012, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	250,000	250,000
$250,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	250,000	250,000
$100,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	100,000	100,000
$300,000 face value, issued in December 2011, interest rate of 15%, matures in June 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	300,000	300,000
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	100,000	100,000
$100,000 face value, issued in February 2012, interest rate of 15%, matures in August 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	100,000	100,000
$150,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	150,000	150,000
$200,000 face value, issued in March 2012, interest rate of 15%, matures in September 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	200,000	200,000
$200,000 face value, issued in April 2012, interest rate of 10%, matures in October 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	200,000	200,000
$150,000 face value, issued in May 2012, interest rate of 10%, matures in November 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	150,000	150,000
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	125,000	125,000
$125,000 face value, issued in June 2012, interest rate of 10%, matures in December 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	125,000	125,000
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	50,000	50,000
$50,000 face value, issued in September 2012, interest rate of 10%, matures in March 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	50,000	50,000
$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	100,000	100,000
$100,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	100,000	100,000
$50,000 face value, issued in October 2012, interest rate of 10%, matures in April 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	50,000	50,000
$75,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	75,000	75,000
$25,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	25,000	25,000
$50,000 face value, issued in November 2012, interest rate of 10%, matures in May 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	50,000	50,000

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30,

NOTE 4 – NOTES PAYABLE - continued

Convertible Notes Payable – Related Parties - continued

$50,000 face value, issued in December 2012, interest rate of 10%, matures in June 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	50,000	50,000
$75,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	75,000	75,000
$25,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $0 and $1 as of September 30, 2014 and June 30, 2014, respectively.	25,000	24,999
$35,000 face value, issued in January 2013, interest rate of 10%, matures in July 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	35,000	35,000
$5,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	5,000	5,000
$10,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $0 and $1 as of September 30, 2014 and June 30, 2014, respectively.	10,000	9,999
$50,000 face value, issued in February 2013, interest rate of 10%, matures in August 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	50,000	50,000
$50,000 face value, issued in March 2013, interest rate of 10%, matures in September 2014, net of unamortized discount of $0 and $13 as of September 30, 2014 and June 30, 2014, respectively.	50,000	49,987
$75,000 face value, issued in April 2013, interest rate of 10%, matures in October 2014, net of unamortized discount of $0 and $546 as of September 30, 2014 and June 30, 2014, respectively.	75,000	74,454
$9,000 face value,of which $4,000 has been paid back, issued in June 2014, interest rate of 0%, matures in July 2014, net of unamortized discount of $0 and $1,200 as of September 30, 2014 and June 30, 2014, respectively.	5,000	7,800
Total convertible notes payable – related parties	3,930,000	3,932,239
Less current portion	3,930,000	3,932,239
Convertible notes payable – related parties, long-term	$-	$-

The notes were amended on June 30, 2014 to extend the maturity date to September 30, 2014 and amended again on September 30, 2014 to December 31, 2014. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

NOTE 4 – NOTES PAYABLE - continued

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of September 30, 2014 and June 30, 2014, respectively:

Convertible Notes Payable - Non-Related Parties
	September 30,	June 30,
	2014	2014

$100,000 face value, issued in September 2011, interest rate of 0%, originally matured in December 2011, extended to November 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	$100,000	$100,000
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	15,000	15,000
$75,000 face value, issued in January 2012, interest rate of 12%, originally matured in June 2013, extended to November 2014, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	75,000	75,000
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	50,000	50,000
$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	10,000	10,000
$50,000 face value of which $9,600 was converted leaving a $40,400 face value, issued in November 2012, interest rate of 10%, matures in November 2013 and an additional penalties were added to the principal of $120,348 bringing the face value to $160,748, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	160,748	160,748
$30,000 face value, issued in February 2013, interest rate of 0%, matures in November 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	30,000	30,000
$20,000 face value, issued in April 2013, interest rate of -0-%, matures in October 2013, net of unamortized discount of $0 and $0 as of September 30, 2014 and June 30, 2014, respectively.	20,000	20,000
$100,000 face value, of which $100,000 has been converted.	-	100,000
$50,000 face value, of which $50,000 has been converted.	-	50,000
$50,000 face value, of which $50,000 has been.	-	50,000
$50,000 face value, of which $50,000 has been converted.	-	46,132
$30,000 face value, issued in March 2014, interest rate of 0%, matures in September 2014, net of unamortized discount of $0 and $7,011 as of September 30, 2014 and June 30, 2014, respectively.	30,000	22,989
$20,000 face value, of which $20,000 has been converted.	-	20,000
$25,000 face value, of which $25,000 has been converted.	-	9,563
$15,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $6,557 and $14,098 as of September 30, 2014 and June 30, 2014, respectively.	8,443	902
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $8,743 and $18,798 as of September 30, 2014 and June 30, 2014, respectively.	11,257	1,202
$30,000 face value, of which $30,000 has been converted.	-	1,967
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $8,743 and $18,798 as of September 30, 2014 and June 30, 2014, respectively.	11,257	1,202
$25,000 face value, issued in June 2014, interest rate of 6%, matures September 2014, net unamortized discount of $0 and $25,000 as of September 30, 2014 and June 30, 2014, respectively.	25,000	-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

NOTE 4 – NOTES PAYABLE - continued

$15,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $1,613 as of September 30, 2014.	13,387	-
$10,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $1,087 as of September 30, 2014.	8,913	-
$10,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $1,522 as of September 30, 2014.	8,478	-
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $1,065 as of September 30, 2014.	5,935	-
$5,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $978 as of September 30, 2014.	4,022	-
$10,000 face value, issued in August 2014, interest rate of 6%, matures November 2014, net unamortized discount of $5,326 as of September 30, 2014.	4,674	-
$25,000 face value, of which $25,000 was converted.	-	-
$10,000 face value, issued in August 2014, interest rate of 6%, matures December 5 2014, net unamortized discount of $7,253 as of September 30, 2014.	2,747	-
$30,000 face value, issued in August 2014, interest rate of 6%, matures December 5 2014, net unamortized discount of $23,023 as of September 30, 2014.	6,977	-
$100,000 face value, issued in August 2014, interest rate of 6%, matures December 5 2014, net unamortized discount of $79,121 as of September 30, 2014.	20,879	-
$100,000 face value, issued in August 2014, interest rate of 6%, matures December 5 2014, net unamortized discount of $87,912 as of September 30, 2014.	12,088	-
$40,000 face value, issued in August 2014, interest rate of 6%, matures December 5 2014, net unamortized discount of $40,000 as of September 30, 2014.	-	-
Total convertible notes payable – non-related parties	634,805	764,705
Less current portion	634,805	764,705
Convertible notes payable – non-related parties, long-term	$-	$-

On August 15, 2014, the Company amended the convertible notes dated September 29, 2011 for $100,000 and January 6, 2012 for $75,000 to extend the maturity date to November 15, 2014 and issued 50,000 shares of the Company’s common stock valued at $15,750, as well as 50,000 warrants valued at $12,767. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did result in significant and consequential changes to the economic substance of the debt. The Company recorded a loss on extinguishment of debt of $28,517.

On September 30, 2013, the Company issued a convertible note to an unrelated individual for $100,000 that matures on February 28, 2014. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the BCF recorded was $100,000. On August 14, 2014, the note holder elected to convert the entire note of $100,000.

On October 17, 2013, the Company issued a convertible note to an unrelated individual for $50,000 with an original maturity date of November 17, 2013, the note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. The value of the original BCF recorded was $50,000. The note was amended on November 17, 2013 to extend the maturity date to May 17, 2014 and issued 25,000 common stock and 25,000 warrants as incentive to extending the maturity date. Under ASC 470-60-55-12, the debt was deemed to be extinguished and the company recognized a loss on extinguishment of debt $25,787. On August 14, 2014, the note holder elected to convert the entire note of $50,000.

On February 3, 2014, the Company issued a convertible note to an unrelated individual for $50,000 that matures on April 10, 2014. The note bears an interest rate of 10% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. On July 19, 2014, the note holder elected to convert the entire note of $50,000 and $3,041 in accrued interest.

On February 21, 2014, the Company issued a convertible note to an unrelated individual for $50,000 that matures on August 21, 2014. The note bears an interest rate of 6% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. On August 14, 2014, the note holder elected to convert the entire note of $50,000.

On March 31, 2014, the Company issued a convertible note to an unrelated individual for $20,000 that matures on June 28, 2014. The note bears an interest rate of 10% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share. The maturity date of the note can be extended, at the option of the holder, for a single 30 day period. On July 19, 2014, the note holder elected to convert the entire note of $20,000 and $603 in accrued interest.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014
NOTE 4 – NOTES PAYABLE - continued

On April 21, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on October 21, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On August 14, 2014, the note holder elected to convert the entire note of $25,000.

On June 18, 2014, the Company issued a convertible note to an unrelated individual for $30,000 that matures on December 18, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On August 14, 2014, the note holder elected to convert the entire note of $30,000.

On July 9, 2014, the Company issued a convertible note to an unrelated individual for $15,000 that matures on October 10, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 7,500 shares of restricted Common Stock. The value of the BCF recorded was $13,333 and the debt discount related to the attached relative fair value of the restricted Common Stock was $1,667, for a total debt discount of $15,000.

On July 10, 2014, the Company issued a convertible note to an unrelated individual for $10,000 that matures on October 10, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 5,000 shares of restricted Common Stock. The value of the BCF recorded was $8,889 and the debt discount related to the attached relative fair value of the restricted Common Stock was $1,111, for a total debt discount of $10,000.

On July 14, 2014, the Company issued a convertible note to an unrelated individual for $10,000 that matures on October 14, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 5,000 shares of restricted Common Stock. The value of the BCF recorded was $8,929 and the debt discount related to the attached relative fair value of the restricted Common Stock was $1,071, for a total debt discount of $10,000.

On July 14, 2014, the Company issued a convertible note to an unrelated individual for $7,000 that matures on October 14, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 3,500 shares of restricted Common Stock. The value of the BCF recorded was $6,222 and the debt discount related to the attached relative fair value of the restricted Common Stock was $778, for a total debt discount of $7,000.

On July 18, 2014, the Company issued a convertible note to an unrelated individual for $5,000 that matures on October 18, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 2,500 shares of restricted Common Stock. The value of the BCF recorded was $4,444 and the debt discount related to the attached relative fair value of the restricted Common Stock was $556, for a total debt discount of $5,000.

On August 18, 2014, the Company issued a convertible note to an unrelated individual for $10,000 that matures on November 18, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share.

In conjunction with the note, the Company issued to the holder 5,000 shares of restricted Common Stock. The value of the BCF recorded was $8,529 and the debt discount related to the attached relative fair value of the restricted Common Stock was $1,471, for a total debt discount of $10,000.

On August 22, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on September 22, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.15 per share. On September 30, 2014, the note holder elected to convert the entire note of $25,000 and $160 in accrued interest.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014
NOTE 4 – NOTES PAYABLE - continued

In conjunction with the note, the Company issued to the holder 12,500 shares of restricted Common Stock. The value of the BCF recorded was $21,393 and the debt discount related to the attached relative fair value of the restricted Common Stock was $3,607, for a total debt discount of $25,000.

On September 5, 2014, the Company issued a convertible note to an unrelated individual for $10,000 that matures on December 5, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The company valued a BCF related to the note valued at $10,000.

On September 10, 2014, the Company issued a convertible note to an unrelated individual for $30,000 that matures on December 5, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The company valued a BCF related to the note valued at $30,000.

On September 11, 2014, the Company issued a convertible note to an unrelated individual for $100,000 that matures on December 11, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The company valued a BCF related to the note valued at $100,000.

On September 19, 2014, the Company issued a convertible note to an unrelated individual for $100,000 that matures on December 19, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The company valued a BCF related to the note valued at $100,000.

On September 30, 2014, the Company issued a convertible note to an unrelated individual for $40,000 that matures on December 29, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The company valued a BCF related to the note valued at $40,000.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of September 30, 2014 and June 30, 2014, respectively:

Notes Payable – Related Parties

	September 30,	June 30,
	2014	2014

Face value of $200,000, issued in April 2011, original maturity date of August 2011 extended to September 2014, 30,000 warrants per month were granted in lieu of interest through June 2011, warrants increased to 50,000 shares per month through August 2011, from September until maturity, the note bears interest at 12%.	$200,000	$200,000
Face value of $250,000, issued in September 2011, matures in September 2012 extended to September 2014, 25,000 warrants per month issued for first 90 days, note bears interest at 15% from December 2011 through maturity.	250,000	250,000
Face value of $125,000, issued in October 2011, matures in October 2012 extended to September 2014, 30,000 warrants issued in lieu of interest through December 2011, note bears interest at 0% from December 2011 through maturity.	125,000	125,000
Face value of $35,000, issued in January 2014, matures in February 2014 extended to September 2014, note bears interest at 10%, interest is accrued monthly and paid quarterly by issuing restricted stock until the January 2015 and thereafter interest to be paid in cash.	35,000	35,000
Total notes payable – related parties	610,000	610,000
Less current portion	610,000	610,000
Notes payable - related parties, long term	$-	$-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

NOTE 4 – NOTES PAYABLE - continued

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of September 30, 2014 and June 30, 2014, respectively:

Notes Payable – Non-Related Parties
	September 30,	June 30,
	2014	2014
Various term notes with total face value of $40,488 due upon demand, interest rates range from 12% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	696,000	773,115
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	1,195,044	$1,257,214

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
December 31, 2013 and September 30, 2014

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the three months ended September 30,2014 and the fiscal year ended June 30, 2014, the Company issued -0- shares of Series A-1 Preferred Stock for $-0- in cash, net of $-0- of issuance costs, respectively.

During the three months ended September 30, 2014, the outstanding Preferred Stock accumulated $17,016 in dividends; in three months ended September 30, 2013 it accumulated $17,016 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears through September 30, 2014 were approximately $669,889.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 79,447,357 and 70,296,203 were issued outstanding as of September 30, 2014 and June 30, 2014, respectively.  The activity surrounding the issuances of the Common Stock is as follows:

For the Three Months Ended September 30, 2014
The Company issued 2,752,000 common shares for net cash proceeds of 300,000.  The Company paid as offering costs $9,500 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds and an increase in professional fees. Attached to the Common Shares, the Company issued 196,804 warrants to purchase shares of the Company’s Common Stock. The Company recognized $510,662 for the amortization of warrants issued in prior periods.

The Company also issued 43,500 shares of Common Stock as incentive to notes valued at $10,261 to extend terms on two convertible notes payable and recorded $362,000 in beneficial conversion features related to new issuances of debt.

The Company also issued 3,484,074 shares of Common Stock for the conversion of notes and accrued interest valued at $356,794.

The Company issued 217,536 shares of Common Stock as payment for services and rent valued at $63,015.

As share-based compensation to employees and non-employees, the Company issued 2,019,456 shares of common stock valued at $285,745, based on the market price of the stock on the date of issuance.   As interest expense on outstanding notes payable, the Company issued 584,588 shares of common stock valued at $257,219 based on the market price on the date of issuance.

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

Stock Purchase Options

During the three months ended September 30, 2014, the Company did not issue any stock purchase options.

During the fiscal year ended June 30, 2014, the Company issued 25,000 stock purchase options for a value of $6,045.  The Company did recognize $10,713 in employee stock option expense during the fiscal year ended June 30, 2014 for options vested during the period that were issued in prior periods.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table summarizes the changes in options outstanding of the Company during the three months ended September 30, 2014.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(301,429)	(0.52)	-	-	(156,743)
Outstanding as of September 30, 2014	80,000	$0.66	$0.59	1.94	$52,900

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2014.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2013	613,429	$0.85	$1.20	1.95	$522,843
Granted	25,000	0.15	0.24	5.00	3,750
Exercised	-	-	-	-	-
Cancelled/Expired	(257,000)	(1.23)	-	-	(316,950)
Outstanding as of June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643

Stock Purchase Warrants

During the three months ended September 30, 2014, the Company issued warrants to purchase a total of 3,300,000. The Company issued 50,000 warrants in conjunction to extended two convertible note payables and issued 2,250,000 warrants in conjunction to a consulting agreement entered into in July 2014. The Company also issued 1,000,000 warrants related to the B Booth agreements which were expensed during the current year. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	September 30,	June 30,
	2014	2014
Expected volatility	109-125%	113-132%
Expected dividends	0%	0%
Expected term	2-5 Years	2-10 Years
Risk-free interest rate	0.47-1.66%	0.35-1.75%

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30,

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three months ended September 30, 2014.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	8,332,579	$0.76	$0.70	2.96	$6,370,432
Granted	3,300,000	0.53	0.15	2.20	712,500
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of September 30, 2014	11,632,579	$0.61	$0.55	2.54	$7,082,932

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2014.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2013	7,530,063	$0.67	$2.45	4.17	$4,770,713
Granted	1,366,016	1.30	0.23	5.00	1,774,467
Exercised	(65,000)	(0.25)	0.14	-	(16,250)
Cancelled/Expired	(498,500)	((0.70))	-	-	(158,498)
Outstanding as of June 30, 2014	8,332,579	$0.76	$0.70	2.96	$6,370,432

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

We are leasing office space on a month-to-month basis in West Hollywood, California.  We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a lease expiring on August 31, 2013.  The total lease expense for both facilities is approximately $4,305 per month, after which, the Company has agreed to lease on a month to month basis, and the total remaining obligations under these leases at September 30, 2014 were approximately $0.

We lease space at mall locations for MyStudio generally pursuant to one-year leases. The monthly rent for these spaces is at market rates commensurate with other kiosk operations.  As we expand, we will continue to secure space for our recording studios at various venues and locations throughout the country.

Rent expense for the three months ended September 30, 2014 was $74,847, of which $47,510 was paid in cash and $27,337 was paid in Common Stock.  Rent expense for the three months ended September 30, 2013 was $39,640, of which $16,684 was paid in cash and $20,128 was paid in Common Stock.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

NOTE 8 – COMMITMENTS AND CONTINGENCIES - continued

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2015	$26,055
Thereafter	-
Total	$26,055

Other
The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 2014 were approximately $669,889.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2013 and 2014.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report.

On November 6, 2014, the Company issued 16,133 warrants in conjunction default clause on convertible. The warrants are have a term of five years, which vest immediately, exercisable at a price of $0.50 valued at $10,850. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

On October 3, 2014, the Company issued a convertible note to an unrelated individual for $40,000 that matures on December 29, 2014. The note bears an interest rate of 6% per annum and is convertible into shares of the Company’s Common Stock at $0.20 per share. The company valued a BCF related to the note valued at $40,000.

On October 6, 2014, the Company issued a convertible note to an unrelated individual for $40,000 that matures on January 6, 2015. The note bears an interest rate of 6% per annum and is convertible into shares of the Company’s Common Stock at $0.20 per share. The company valued a BCF related to the note valued at $40,000.

On October 17, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on January 16, 2015. The note bears an interest rate of 6% per annum and is convertible into shares of the Company’s Common Stock at $0.20 per share. The company valued a BCF related to the note valued at $25,000.

On October 20, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on April 20, 2015. The note bears an interest rate of 6% per annum and is convertible into shares of the Company’s Common Stock at $0.20 per share. The company valued a BCF related to the note valued at $25,000. On October 24, 2014, the note holder elected to convert the entire note of $25,000.

During the subsequent period, the Company issued 388,000 common shares for net cash proceeds of 97,000.  The Company also issued 125,000 shares of Common Stock for the conversion of $25,000 principal of the October 20, 2014 note.

The Company issued 81,730 shares of Common Stock as payment for services and rent valued at $48,455.

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

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of September 30, 2014, there were 79,447,357 shares of Common Stock issued and outstanding.   From April 2006 to June 2014, we have raised approximately $21.5 million in the form of equity for purposes of research and development, the launch of AfterMaster and MyStudio and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303. The Company also operates research, recording and mastering studios located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886.

Business Update

Business

Studio One Media, Inc. ("the Company") is a diversified media and technology company. The Company's wholly-owned subsidiaries include AfterMaster HD Audio Labs, Inc. and MyStudio, Inc.

The Company and its subsidiaries are engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies for professional and consumer use, including AfterMasterTM HD Audio, ProMaster HDTM and MyStudio® HD Recording Studios.

Business Update

Summary

During the quarter ended September 30, 2014, the Company began an important transition from operating two diverse subsidiary businesses to focusing its resources solely on its audio technology subsidiary, AfterMaster Audio Labs, Inc.

On September 30, 2014, the Company entered into an agreement to license its proprietary MyStudio related technologies and merge its MyStudio operations with bBooth, Inc. The agreement represents the largest licensing agreement for the Company to date, providing for a minimum of $1,550,000 in revenues over 18 months. The Company's MyStudio HD recording studios will be re-branded as bBooth's and MyStudio related operating costs will be transitioned to bBooth.

Through its joint development agreement with ON Semiconductor, the Company's AfterMaster technology has been successfully converted to an algorithm which can be loaded into semiconductor chips or utilized in software applications. ON Semiconductor is in the process of loading the algorithm into a proprietary semiconductor chip which can greatly enhance the audio in consumer and industrial electronics products such as cell phones, headphones, TV's, stereos and speakers. The chips are expected to be available for consumer electronics product manufacturers in early 2015.

AfterMaster HD Audio

We believe that our AfterMaster audio technology is one of the most significant breakthroughs in digital audio processing technology and has the potential to create significant revenues for the Company. The feedback from music and consumer electronic products companies has been exceptional. The broad commercialization of this technology is a top priority for the Company.

AfterMaster is an internally-developed, proprietary (patents-pending) mastering, remastering and audio processing technology which makes music and other audio files sound significantly louder, fuller and clearer. The technology can be applied to virtually all audio sources including music, radio, motion pictures, television and VoIP. The technology has been used to enhance music created by such artists as Lady Gaga, Nick Cannon, Ray J, Akon, Diddy, Janet Jackson, and many others.  Further information on AfterMaster Audio Labs and AfterMaster products can be found at www.AfterMasterHD.com.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

ON Semiconductor/AfterMaster Audio Chip

In April of this year, we entered into a multi-year joint development and marketing agreement with ON Semiconductor ("ON") of Phoenix, Arizona. ON is a multi-billion dollar, multinational semiconductor manufacturer.

The agreement calls for ON to implement our AfterMaster technology in a semiconductor chip that will be marketed to their current OEM customers, distributors and others. We selected ON for its technical capabilities, sales support and deep customer breadth.

In conjunction with ON Semi, we recently completed the development of the AfterMaster software algorithm designed to be used in semiconductor chips, or as a standalone software package to be injected into existing systems. We believe the sound quality from our algorithm/semiconductor chip will provide a superior audio experience relative to other products on the market.

Since entering into the agreement, both Studio One and ON have identified a large number of prospective customers that will be key targets for this new and unprecedented technology.  We have also received strong indications of customer interest in the AfterMaster chip since the announcement of the partnership.  We have begun developing a joint marketing plan with ON for the expected launch of the AfterMaster semiconductor chip late this year or in early 2015

The Consumer Audio Products Market

As the convergence of features on consumer electronics continues, it is becoming more difficult for leading consumer electronics companies to differentiate their products. We believe that AfterMaster provides a unique and significant competitive advantage for consumer electronics manufacturers by offering their customers a superior audio experience. Such uses are intended to include phones (mobile, home, business and VoIP); headphones; televisions; stereo speakers; stereos (home, portable, commercial and automobile); and computers (desktop, laptop and tablets).

The algorithm and chips will allow consumer product manufacturers an opportunity to offer a significantly improved and differential audio experience in their products without having to significantly change hardware and form factor designs. Through the combined relationships of Studio One and ON, we hope to generate significant revenues for both parties through the sale of the AfterMaster chips and software licensing in 2015.

ProMasterHD

ProMaster HD is an online music mastering, streaming, and storage service designed for independent artists which utilizes proprietary audio technologies developed by AfterMaster.  ProMaster HD will master the user’s uploaded music and allow them to compare up to 90 seconds of their original and mastered songs so they can make a decision to purchase.

The Independent Music Market

Millions of songs are produced, distributed, played on the internet each month around the world by independent artists.  However, many of these artists lack the financial and technical means to master, or “finish” their composition, as a professional mastering can cost over $500 per song. Now, with the ProMaster online platform, musicians can transmit their music directly to our www.ProMasterHD.com website, where it can be mastered with AfterMaster Technology for $34.99 per song. ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use, or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for this product, we believe that ProMaster has the potential to generate significant revenues for the Company.

AfterMaster Audio Labs/ReverbNation Agreement

The Company is party to an agreement with Reverb Nation to offer ProMaster remastering/enhancement services to their members. Reverb Nation is a leading website which hosts music for independent music artists. 6,000,000 songs have been completed by the Company to date; a majority of such songs have not yet been distributed to their members.

Early consumer behavior analytics performed by companies demonstrated that an effective marketing campaign for online music mastering/enhancement will require product education and a strong impetus, such as a high profile music artist to introduce and endorse our technology. The Company is currently in advanced stage negotiations with such an artist.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

MyStudio HD Recording Studios

On September 30th, 2014, the Company entered into a licensing and option agreement to merge its MyStudio operations with bBooth, Inc. for a total consideration of $1,550,000 consisting of cash and stock in bBooth, as well as a financial interest in the Company's television development project. bBooth is a privately held Los Angeles-based company which intends to install interactive recording booths in the U.S. and internationally and capitalize on the content created therein.

The key financial consideration consists of the following:

•
The Company will be paid $1,250,000 in cash over 18 months for a conditional perpetual license of its MyStudio-related intellectual property (including related patents); of the total cash consideration, $200,000 has been paid to the Company.

•	Upon full payment of the $1,250,000, bBooth will have the option to purchase six freestanding MyStudio's and one mobile MyStudio for a nominal fee.
•	The Company will also receive approximately 600,000 shares of bBooth, Inc., which are currently valued at $300,000.
•	Additionally, the Company will retain half of any profits earned from a proposed MyStudio television show.

The transaction represents the Company's largest technology licensing agreement to date and will allow the Company to focus exclusively on its leading edge AfterMaster audio technologies.

Corporate

The Company has been awarded four patents with other patent applications pending. The Company has an aggressive intellectual property strategy to protect the technologies it has developed. We expect to continue raising capital through both equity and debt financings, as needed, to further our corporate objectives.

Employees

As of September 30, 2014 we employed ten full-time and five part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

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

Results of Operations

Revenues
	Three Months Ended
	September 30,
	2014	2013
Session Revenues	$1,420	$20,682
AfterMaster Revenues	27,740	34,434
Total Revenues	$29,160	$55,116

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our business model currently generates revenues from three primary sources:

1.	ProMaster HD online music mastering service designed for independent artists.
2.	AfterMaster mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer.

Revenues from AfterMaster Services resulted primarily from audio services provided to producers and artists on a contract basis. This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from pay-per-play downloads.

The revenue for the three months ended September 30, 2014 decreased to $29,160 from $55,116 over the comparable three month period ended September 30, 2013 due primarily to decrease use of the MyStudio Studios and model studio to prepare for the Bbooth merger of the MyStudio operations.

Cost of Sales

	Three Months Ended
	September 30,
	2014	2013
Cost of Sales (excluding depreciation and amortization)	$83,177	$84,942

Cost of sales consists primarily of studio rent, and Internet connectivity and excludes depreciation and amortization on the studios. The decrease in cost of sales for the three months ended September 30, 2014, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company opening fewer studios in the current year.

Other Operating Expenses

	Three Months Ended
	September 30,
	2014	2013
Depreciation and Amortization Expense	$34,356	$27,914
General and Administrative Expenses	900,925	788,080
Total	$935,281	$900,936

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

The overall increase in general and administrative expenses are primarily a result of increase of Consultant Fees.

Consultant Fees increased by $90,000 during the quarter ended September 30, 2014. The increase in professional fees is primarily attributable the development of AfterMaster HD and ProMaster HD.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Income and Expenses

	Three Months Ended
	September 30,
	2014	2013
Interest Expense	$(528,348)	$(403,191)
Loss on Extinguishment of Debt	(28,517)	-
Impairment of assets	-	(45,676)
Total	$(556,865)	$(448,867)

The other income and expenses during the quarter ended September 30, 2014, totaling $(556,865) of net expenses, which consists of interest expense. During the comparable period in 2013, other income and expenses totaled $(448,867). Interest has increased due to additional borrowings used to develop AfterMaster HD and ProMaster HD.

Net Loss

	Three Months Ended
	September 30,
	2014	2013
Net Loss	$(1,546,163)	$(1,294,687)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $29,160 during the three months ended September 30, 2014 as compared to $55,116 in the comparable quarter of 2013.  The Company has incurred losses since inception of $48,531,292.  At September 30, 2014, the Company has negative working capital of $5,750,103, which was a decrease in working capital of $242,546 from June 30, 2014.  The decrease in the working capital was primarily due to lower cash balances and additional short-term borrowings.

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

As of September 30, 2014, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2014 and June 30, 2014, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2015 and June 30, 2014, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of September 30, 2014 and June 30, 2015 were ineffective, based on COSO’s framework.

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

In 2012, the Company signed promissory notes totally $100,000 ("Notes") on behalf of the Company in favor of JMJ Financial or its Assignees. The Notes provided, among other things, for the right on the part of the Lender to convert part of the debt to stock. Subsequently, the parties have disagreed on the validity and terms of the agreement. The Lender has filed suit in the state court in Dade County, Florida, seeking to enforce the agreement. The Company disputes the Lender's position on the grounds that (1) the Note contains provisions that violate Florida's usury laws, (2) there has been no default by Company under the Note, and (3) some provisions of the Note are void and unenforceable. The Company expects the matter to be resolved to its satisfaction. Except as described in the preceding paragraph, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

ITEM 1A - RISK FACTORS

Not required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2014, no matters were submitted to the shareholders for a vote.

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

STUDIO ONE MEDIA, INC.

Date: November 14, 2014	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: November 14, 2014	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: November 14, 2014	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer

27