Form 10-Q
period 2014-12-31
STUDIO ONE MEDIA, INC.
filed 2015-02-17
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

☐ Yes    ☒ No

At February 17, 2015, the number of shares outstanding of Common Stock, $0.001 par value, was 86,246,925shares.

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2014	2014
	(Unaudited)
ASSETS

Current Assets
Cash	$580,412	$77,876
Accounts receivable	31,779	3,400
Other current assets	9,111	20,499

Total Current Assets	621,302	101,775

Property and equipment, net	99,271	133,730
Property and equipment, yet to be placed in service	93,750	31,250

Intangible assets, net	34,742	11,990

Other Assets
Deposits	122,307	107,057
Other assets	41,877	-

Total Other Long-term Assets	164,184	107,057

Total Assets	$1,013,249	$385,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$712,670	$951,563
Accrued interest	96,766	74,483
Deferred revenue	206,000	3,500
Consulting services - related party	122,127	278,568
Lease payable	30,768	30,768
Notes payable - related party	625,000	610,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of discount of $0 and $1,761 , repectively	3,925,000	3,932,239
Convertible notes payable, net of discount of $35,005 and $161,043, repectively	837,743	764,705

Total Current Liabilities	6,596,562	6,686,314

Long-Term Liabilities
Lease Payable, net of current portion	41,699	55,374

Total Liabilities	6,638,261	6,741,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 641,000 and 696,000 shares issued and outstanding, respectively	641	696
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares,
par value $0.001; 85,571,925 and 70,296,203 shares issued
and outstanding, respectively	85,577	70,297
Additional paid In capital	46,049,020	40,557,726
Accumulated Deficit	(51,760,774)	(46,985,129)

Total Stockholders' Deficit	(5,625,012)	(6,355,886)

Total Liabilities and Stockholders' Deficit	$1,013,249	$385,802

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

REVENUES
Session Revenues	$2,310	$6,240	$3,730	$26,922
AfterMaster Revenues	24,505	36,459	52,245	70,893
Total Revenues	26,815	42,699	55,975	97,815

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	84,444	122,915	167,621	207,857
Depreciation and Amortization Expense	9,537	26,880	43,893	54,794
General and Administrative Expenses	1,600,667	797,494	2,501,592	1,585,574

Total Costs and Expenses	1,694,648	947,289	2,713,106	1,848,225

Loss from Operations	(1,667,833)	(904,590)	(2,657,131)	(1,750,410)

Other Expense
Interest Expense	(1,561,649)	(395,066)	(2,089,997)	(798,257)
Gain (Loss) on Extinguishment of Debt	-	27,713	(28,517)	27,713
Impairment of assets	-	-	-	(45,676)

Total Other Expense	(1,561,649)	(367,353)	(2,118,514)	(816,220)

Loss Before Income Taxes	(3,229,482)	(1,271,943)	(4,775,645)	(2,566,630)

NET LOSS	$(3,229,482)	$(1,271,943)	$(4,775,645)	$(2,566,630)

Preferred Stock Accretion and Dividends	(15,881)	(17,016)	(32,897)	(34,032)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,245,363)	$(1,288,959)	$(4,808,542)	$(2,600,662)

Basic and Diluted Loss Per Share of Common Stock	$(0.04)	$(0.02)	$(0.06)	$(0.05)

Weighted Average Number of Shares Outstanding	82,078,713	58,416,841	78,474,438	55,464,433

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	December 31,
	2014	2013

OPERATING ACTIVITIES

Net Loss	$(4,775,645)	$(2,566,630)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	42,608	54,794
Share-based compensation - Common Stock	516,485	379,566
Share-based compensation - warrants	1,275,119	114,626
Common stock issued for services and rent	129,259	264,961
Common stock issued as incentive with Convertible debt	10,261	-
Common stock issued for preferred dividends	12,923	-
Common stock issued to extend the maturity dates on debt	15,750	-
Amortization of debt discount and issuance costs	624,798	254,160
(Gain)/Loss on extinguishment of debt	28,517	-
Impairment on long lived assets and intangibles	-	45,676
Changes in Operating Assets and Liabilities:
Other receivables	(38,379)	(6,381)
Other assets	(25,739)	107,734
Accounts payable and accrued expenses and deferred revenue	1,201,680	474,289

Net Cash Used in Operating Activities	(982,363)	(877,205)

INVESTING ACTIVITIES

Purchase of property and equipment	(93,401)	(9,836)

Net Cash Used in Investing Activities	(93,401)	(9,836)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $20,125 and $15,935, respectively	1,058,975	581,565
Proceeds from notes payable - related party	50,000	-
Proceeds from convertible notes payable	527,000	225,000
Repayments of convertible notes payable	(9,000)	(8,000)
Repayments of notes payable	(35,000)
Lease Payable	(13,675)	-

Net Cash Provided by Financing Activities	1,578,300	798,565

NET INCREASE (DECREASE) IN CASH	502,536	(88,476)
CASH AT BEGINNING OF PERIOD	77,876	165,258

CASH AT END OF PERIOD	$580,412	$76,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$918	$612

NON CASH FINANCING ACTIVITIES:
Conversion of notes and Interest into common stock	$1,922,230	-
Conversion of warrants for common stock	$10,000	$-
Conversion of preferred stock for common stock	$100	$-
Common Stock and warrants issued for prepaid services	$-	$28,000
Common Stock and warrants issued for interest	$527,000	$251,000
Warrants and beneficial conversion feature on issuance of convertible debt	$-	$408,441

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements.  The results of operations for the periods ended December 31, 2014 and June 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $51,760,774and currently has revenues which are insufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its AfterMaster and ProMaster businesses. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c place in service the AfterMaster Chips and software in consumer products.

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

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the periods ended December 31, 2014 and 2013 of $32,897 and $34,032, respectively.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

For the periods ended December 31, 2014 and 2013, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 20,863,133 and 12,200,097 at December 31, 2014 and 2013, respectively.

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

The fair value of the Company’s notes payable at December 31, 2014 is approximately $5,463,236. Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available. The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Income Taxes
There is no income tax provision for the six months ended December 31, 2014 and 2013 due to net operating losses for which there is no benefit currently available.

At December 31, 2014, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of December 31, 2014 and June 30, 2014, respectively:

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 4 – NOTES PAYABLE - continued

Convertible Notes Payable – Related Parties
	December 31,	June 30,
	2014	2014

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 and $1,761 as of December 31, 2014 and June 30, 2014, respectively.	$3,925,000	$3,924,439
$9,000 face value, of which $9,000 has been paid back.	-	7,800
Total convertible notes payable – related parties	3,925,000	3,932,239
Less current portion	3,925,000	3,932,239
Convertible notes payable – related parties, long-term	$-	$-

The notes were amended on June 30, 2014 to extend the maturity date to September 30, 2014, amended again on September 30, 2014 to December 31, 2014, and amended again on December 31, 2014 to June 30, 2015. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of December 31, 2014 and June 30, 2014, respectively:

Convertible Notes Payable - Non-Related Parties
	December 31,	June 30,
	2014	2014

$100,000 face value, of which $100,000 has been converted.	$-	$100,000
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 and $0 as of December 31, 2014 and June 30, 2014, respectively.	15,000	15,000
$75,000 face value, of which $75,000 has been converted.	-	75,000
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $0 and $0 as of December 31, 2014 and June 30, 2014, respectively.	50,000	50,000
$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $0 and $0 as of December 31, 2014 and June 30, 2014, respectively.	10,000	10,000
$50,000 face value of which $9,600 was converted leaving a $40,400 face value, issued in November 2012, interest rate of 10%, matures in November 2013 and an additional penalties were added to the principal of $120,348 bringing the face value to $160,748, net of unamortized discount of $0 and $0 as of December 31, 2014 and June 30, 2014, respectively.	160,748	160,748
$30,000 face value, issued in February 2013, interest rate of 0%, matures in November 2013, net of unamortized discount of $0 and $0 as of December 31, 2014 and June 30, 2014, respectively.	30,000	30,000
$20,000 face value, issued in April 2013, interest rate of -0-%, matures in October 2013, net of unamortized discount of $0 and $0 as of December 31, 2014 and June 30, 2014, respectively.	20,000	20,000
$100,000 face value, of which $100,000 has been converted.	-	100,000
$50,000 face value, of which $50,000 has been converted.	-	50,000
$50,000 face value, of which $50,000 has been.	-	50,000
$50,000 face value, of which $50,000 has been converted.	-	46,132
$30,000 face value, issued in March 2014, interest rate of 0%, matures in September 2014, net of unamortized discount of $0 and $7,011 as of December 31, 2014 and June 30, 2014, respectively.	30,000	22,989
$20,000 face value, of which $20,000 has been converted.	-	20,000
$25,000 face value, of which $25,000 has been converted.	-	9,563
$15,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $6,557 and $14,098 as of December 31, 2014 and June 30, 2014, respectively.	15,000	902
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $8,743 and $18,798 as of December 31, 2014 and June 30, 2014, respectively.	20,000	1,202
$30,000 face value, of which $30,000 has been converted.	-	1,967
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $8,743 and $18,798 as of December 31, 2014 and June 30, 2014, respectively.	20,000	1,202
$25,000 face value, issued in June 2014, interest rate of 6%, matures September 2014, net unamortized discount of $0 and $25,000 as of December 31, 2014 and June 30, 2014, respectively.	25,000	-

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 4 – NOTES PAYABLE - continued

$15,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $1,613 as of December 31, 2014.	15,000	-
$10,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $1,087 as of December 31, 2014.	10,000	-
$10,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $1,522 as of December 31, 2014.	10,000	-
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $1,065 as of December 31, 2014.	7,000	-
$5,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $978 as of December 31, 2014.	5,000	-
$10,000 face value, issued in August 2014, interest rate of 6%, matures November 2014, net unamortized discount of $5,326 as of December 31, 2014.	10,000	-
$25,000 face value, of which $25,000 was converted.	-	-
$10,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $7,253 as of December 31, 2014.	10,000	-
$30,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $23,023 as of December 31, 2014.	30,000	-
$100,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $79,121 as of December 31, 2014.	100,000	-
$100,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $87,912 as of December 31, 2014.	100,000	-
$40,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $40,000 as of December 31, 2014.	40,000	-
$40,000 face value, issued in October 2014, interest rate of 6%, matures December 2014, net unamortized discount of $40,000 as of December 31, 2014.	40,000	-
$40,000 face value, issued in October 2014, interest rate of 6%, matures January 2015, net unamortized discount of $40,000 as of December 31, 2014.	37,391	-
$25,000 face value, of which $25,000 has been converted.	-	-
$25,000 face value, issued in October 2014, interest rate of 6%, matures January 2015, net unamortized discount of $25,000 as of December 31, 2014.	20,604	-
$35,000 face value, issued in November 2014, interest rate of 6%, matures January 2015, net unamortized discount of $35,000 as of December 31, 2014.	7,000	-
Total convertible notes payable – non-related parties	837,743	764,705
Less current portion	837,743	764,705
Convertible notes payable – non-related parties, long-term	$-	$-

On August 15, 2014, the Company amended the convertible notes dated September 29, 2011 for $100,000 and January 6, 2012 for $75,000 to extend the maturity date to November 15, 2014 and issued 50,000 shares of the Company’s common stock valued at $15,750, as well as 50,000 warrants valued at $12,767. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did result in significant and consequential changes to the economic substance of the debt. The Company recorded a loss on extinguishment of debt of $28,517. On October 20, 2014, the note holder elected to convert the entire note of $175,000.

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
December 31, 2014 and June 30, 2014

NOTE 4 – NOTES PAYABLE - continued

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 4 – NOTES PAYABLE - continued

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

On October 3, 2014, the Company issued a convertible note to an unrelated individual for $40,000 that matures on December 2, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The company valued a BCF related to the note valued at $40,000.

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

On October 16, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on January 16, 2015. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The company valued a BCF related to the note valued at $25,000.

On November 24, 2014, the Company issued a convertible note to an unrelated individual for $35,000 that matures on May 24, 2015. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.35 per share. The company valued a BCF related to the note valued at $35,000.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 4 – NOTES PAYABLE - continued

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of December 31, 2014 and June 30, 2014, respectively:

Notes Payable – Related Parties

	December 31,	June 30,
	2014	2014

Various term notes with total face value of $610,000 issued from April 11 to January 2014, interest rates range from 0% to 15%, net of unamortized discount of $0 as of December 31, 2014 and June 30, 2014, respectively, of which $35,000 has been paid.	$575,000	$610,000
Face value of $50,000, issued in December 2014, matures in January 2015, note bears interest at 0%.	50,000	-
Total notes payable – related parties	625,000	610,000
Less current portion	625,000	610,000
Notes payable - related parties, long term	$-	$-

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of December 31, 2014 and June 30, 2014, respectively:

Notes Payable – Non-Related Parties
	December 31,	June 30,
	2014	2014
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	2,762,931	641,000	712,021
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,087,931	1,165,044	$1,196,021

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the six months ended December 31, 2014 and the fiscal year ended June 30, 2014, the Company issued -0- shares of Series A-1 Preferred Stock for $-0- in cash, net of $-0- of issuance costs, respectively. The Company had two conversions of 55,000 shares of Series A-1 Preferred Stock for 110,000 shares of Common Stock, and issued 41,987 shares of Common Stock of payment of $12,922 in accrued dividends.

During the six months ended December 31, 2014, the outstanding Preferred Stock accumulated $34,032 in dividends; in six months ended December 31, 2013 it accumulated $32,897 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears through December 31, 2014 were approximately $623,058.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 85,571,925 and 70,296,203 were issued outstanding as of December 31, 2014 and June 30, 2014, respectively.  The activity surrounding the issuances of the Common Stock is as follows:

For the Six Months Ended December 31, 2014
The Company issued 5,316,001 common shares for net cash proceeds of $1,058,975. The Company paid as offering costs $20,125 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds and an increase in professional fees. Attached to the Common Shares, the Company issued 6,506,133 warrants to purchase shares of the Company’s Common Stock. The Company recognized $1,239,540 for the amortization of warrants issued in prior periods.

The Company also issued 43,500 shares of Common Stock as incentive to notes valued at $10,261 to extend terms on two convertible notes payable and recorded $527,000 in beneficial conversion features related to new issuances of debt.

The Company also issued 4,775,741 shares of Common Stock for the conversion of notes and accrued interest valued at $556,794.

The Company also issued 110,000 shares of Common Stock for the conversion of 55,000 shares of Series A-1 Preferred Stock and issued 41,987 shares of Common Stock of payment of $37,130 in accrued dividends.

The Company also issued 50,000 shares of Common Stock for the conversion warrants.

The Company issued 327,971 shares of Common Stock as payment for services and rent valued at $129,259.

As share-based compensation to employees and non-employees, the Company issued 2,440,138 shares of common stock valued at $516,485, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 886,344 shares of common stock valued at $444,217 based on the market price on the date of issuance. The Company also issued 1,234,040 shares of common stock for settlement of accrued interest on the convertible notes valued at $925,530 based on the market price on the date of issuance.

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

Stock Purchase Options

During the six months ended December 31, 2014, the Company did not issue any stock purchase options.

During the fiscal year ended June 30, 2014, the Company issued 25,000 stock purchase options for a value of $6,045.  The Company did recognize $10,713 in employee stock option expense during the fiscal year ended June 30, 2014 for options vested during the period that were issued in prior periods.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table summarizes the changes in options outstanding of the Company during the six months ended December 31, 2014.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(301,429)	(0.52)	-	-	(156,743)
Outstanding as of December 31, 2014	80,000	$0.66	$0.59	1.94	$52,900

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2014.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2013	613,429	$0.85	$1.20	1.95	$522,843
Granted	25,000	0.15	0.24	5.00	3,750
Exercised	-	-	-	-	-
Cancelled/Expired	(257,000)	(1.23)	-	-	(316,950)
Outstanding as of June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643

Stock Purchase Warrants

During the six months ended December 31, 2014, the Company issued warrants to purchase a total of 6,506,133. The Company issued 50,000 warrants in conjunction to extended two convertible note payables and issued 4,456,133 warrants in conjunction to a consulting agreement entered into in July 2014. The Company also issued 1,000,000 warrants related to the B Booth agreements which were expensed during the current year.  The company also issued 1,000,000 warrants as part of a private placement to extend the terms during the period, which were converted for cash proceed of $75,000 in exchange for 750,000 shares of common stock. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	December 31,	June 30,
	2014	2014
Expected volatility	106-125%	113-132%
Expected dividends	0%	0%
Expected term	.25-5 Years	2-10 Years
Risk-free interest rate	0.02-1.75%	0.35-1.75%

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the six months ended December 31, 2014.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	8,332,579	$0.76	$0.70	2.96	$6,370,432
Granted	6,506,133	0.44	0.24	5.10	3,017,533
Exercised	(1,050,000)	(0.20)	-	-	(210,000)
Cancelled/Expired	(100,000)	(0.50)	-	-	(1,824,468)
Outstanding as of December 31, 2014	13,688,712	$0.55	$0.52	2.93	$7,773,498

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

We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a lease expiring on December 31, 2017. The total lease expense is approximately $5,600 per month, and the total remaining obligations under these leases at December 31, 2014 were approximately $289,866.96.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 8 – COMMITMENTS AND CONTINGENCIES - continued

Rent expense for the six months ended December 31, 2014 was $134,933, of which $87,862 was paid in cash and $47,071 was paid in Common Stock. Rent expense for the six months December 31, 2013 was $39,640, of which $16,684 was paid in cash and $40,256 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2015	$93,432.00
2016	$96,234.96
2017	$100,200.00
Total	$289,866.96

Other
The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 2014 were approximately $686,905.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2013 and 2014.

NOTE 9 - SUBSEQUENT EVENTS

As part of a private placement memorandum dated December 24, 2014, the Company intends to raise up to $550,000 through the sale of 1,100,000 shares of common stock at a price of $.50 per share.  For every two shares of common stock purchased, the Company will issue a two year warrant with an exercise price of $.75. The Company issued 675,000 common shares subsequent to the period ended December 31, 2014 as part of the private placement for net cash proceeds of $337,500 and issued 337,500 warrant. The Company paid as offering costs $50,400 in cash offering costs.

On January 1, 2015, the Company issued 270,000 warrants in conjunction with the private placement memorandum dated December 24, 2014. The warrants are have a term of two years, which vest immediately, exercisable at a price of $0.75 valued at $85,277. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

On January 14, 2015, the Company issued 32,500 warrants in conjunction with the private placement memorandum dated December 24, 2014. The warrants are have a term of two years, which vest immediately, exercisable at a price of $0.75 valued at $12,419. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

On January 20, 2015, the Company issued 12,500 warrants in conjunction with the private placement memorandum dated December 24, 2014. The warrants are have a term of two years, which vest immediately, exercisable at a price of $0.75 valued at $4,687. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

On January 25, 2015, the Company issued 22,500 warrants in conjunction with the private placement memorandum dated December 24, 2014. The warrants are have a term of two years, which vest immediately, exercisable at a price of $0.75 valued at $10,953. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of December 31, 2014, there were 85,571,925 shares of Common Stock issued and outstanding.   From April 2006 to December 2014, we have raised approximately $22.5 million in the form of equity for purposes of research and development, the launch of AfterMaster and MyStudio and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303. The Company also operates research, recording and mastering studios located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886.

Business Update

Business

Studio One Media, Inc. ("the Company") is a diversified media and technology company located in Hollywood, California and Scottsdale, Arizona. The Company's wholly-owned subsidiaries include AfterMaster HD Audio Labs, Inc. and MyStudio, Inc.

The Company and its subsidiaries are engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies for professional and consumer use, including AfterMasterTM HD Audio, ProMaster HDTM and MyStudio® HD Recording Studios.

Summary

In November, entertainment superstar Justin Timberlake joined the Company as a co-owner and consultant. Mr. Timberlake is an internationally recognized actor, businessman and recording artist who enjoys recognition and credibility with consumers worldwide. The Company believes that Mr. Timberlake's involvement can maximize product value and accelerate the roll out of its audio products.

Through its joint development agreement with ON Semiconductor, the Company's AfterMaster technology has been converted to an algorithm which can be loaded into semiconductor chips or utilized in software applications. ON Semiconductor has successfully loaded the algorithm into a proprietary semiconductor chip which can greatly enhance the audio in consumer and industrial electronics products such as cell phones, headphones, TV's, stereos and speakers. The chips will be available for consumer electronics product manufacturers in 2015.

The Company enjoyed a very successful introduction of its technology during the 2015 Consumer Electronics Show (CES). The Company is party to numerous mutual non-disclosure agreements with major consumer electronics and industrial companies to pursue the licensing of its software and sale of semiconductor chips.

AfterMaster HD Audio

We believe that our AfterMaster audio technology is one of the most significant breakthroughs in digital audio processing technology and has the potential to create significant revenues for the Company. The feedback from music and consumer electronic products companies has been exceptional. The broad commercialization of this technology is a top priority for the Company.

AfterMaster is an internally-developed, proprietary (patents-pending) mastering, remastering and audio processing technology which makes music and other audio files sound significantly louder, fuller and clearer. The technology can be applied to virtually all audio sources including music, radio, motion pictures, television and VoIP. The technology has also been used to enhance music created by such artists as Lady Gaga, Nick Cannon, Ray J, Akon, Diddy, Janet Jackson, and many others.  Further information on AfterMaster Audio Labs and AfterMaster products can be found at www.AfterMasterHD.com.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

ON Semiconductor/AfterMaster Audio Chip

In April of 2014, we entered into a multi-year joint development and marketing agreement with ON Semiconductor ("ON") of Phoenix, Arizona. ON is a multi-billion dollar, multinational semiconductor manufacturer.

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

Since entering into the agreement, both Studio One and ON have identified a large number of prospective customers that will be key targets for this new and unprecedented technology.  We have also received strong indications of interest in the AfterMaster chip since the announcement of the partnership. We have begun developing a joint marketing plan with ON for the expected launch of the AfterMaster semiconductor chip in 2015.

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

The Independent Music Market

Millions of songs are produced, distributed, played on the internet each month around the world by independent artists.  However, many of these artists lack the financial and technical means to master, or “finish” their composition, as a professional mastering can cost over $500 per song. Now, with the ProMaster online platform, musicians can transmit their music directly to the ProMaster HD website, where it can be mastered with AfterMaster Technology for $34.99 per song. ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use, or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for this product, we believe that ProMaster has the potential to generate significant revenues for the Company.

The new ProMasterHD.com will be launched in the first quarter of 2015.

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

The transaction represents the Company's largest technology licensing agreement to date.

Corporate

The Company has been awarded five patents with other patent applications pending. The Company has an aggressive intellectual property strategy to protect the technologies it has developed. We expect to continue raising capital through both equity and debt financing's as needed, to further our corporate objectives.

Employees

As of December 31, 2014 we employed ten full-time and five part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

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

We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a lease expiring on December 31, 2017. The total lease expense is approximately $5,600 per month, and the total remaining obligations under these leases at December 31, 2014 were approximately $289,866.96.

RESULTS OF OPERSATIONS

Revenues
	Three Months Ended
	December 31,
	2014	2013
Session Revenues	$2,310	$6,240
AfterMaster Revenues	24,505	36,459
Total Revenues	$26,815	$42,699

	Six Months Ended
	December 31,
	2014	2013
Session Revenues	$3,730	$26,922
AfterMaster Revenues	52,245	70,893
Total Revenues	$55,975	$97,815

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our business model currently generates revenues from two primary sources:

1.	ProMaster HD online music mastering service designed for independent artists.
2.	AfterMaster mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer.

Revenues from AfterMaster Services resulted primarily from audio services provided to producers and artists on a contract basis. This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from pay-per-play downloads.

The revenue for the three months ended December 31, 2014 decreased to $26,815 from $42,699 over the comparable three month period ended December 31, 2013 due primarily to decreased use of the MyStudio Studios and mobile studio to prepare for the Bbooth merger of the MyStudio operations, and a decrease in online mastering services due to the revamping of the ProMaster website.

The revenue for the Six months ended December 31, 2014 decrease to $55,975 from $97,815 over the comparable six month period ended December 31, 2013 due primarily to decrease use of the MyStudio Studios and model studio to prepare for the Bbooth merger of the MyStudio operations.

Cost of Sales

	Three Months Ended
	December 31,
	2014	2013
Cost of Sales (excluding depreciation and amortization)	$84,444	$122,915

	Six Months Ended
	December 31,
	2014	2013
Cost of Sales (excluding depreciation and amortization)	$167,621	$207,857

Cost of sales consists primarily of studio rent, and Internet connectivity and excludes depreciation and amortization on the studios. The decrease in cost of sales for the three and six months ended December 31, 2014, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company opening fewer studios in the current year.

Other Operating Expenses

	Three Months Ended
	December 31,
	2014	2013
Depreciation and Amortization Expense	$9,537	$26,880
General and Administrative Expenses	1,600,667	797,494
Total	$1,610,204	$824,374

	Six Months Ended
	December 31,
	2014	2013
Depreciation and Amortization Expense	$43,893	$54,794
General and Administrative Expenses	2,501,592	1,585,574
Total	$2,545,485	$1,640,368

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The overall increase in general and administrative expenses are primarily a result of increased Consulting Fees.

Consulting Fees increased by $112,000 and $757,000 during the three and six months ended December 31, 2014. The increase in professional fees is primarily attributable the development of the AfterMaster HD and ProMaster HD business units.

Other Income and Expenses

	Three Months Ended
	December 31,
	2014	2013
Interest Expense	$(1,561,649)	$(395,066)
Loss on Extinguishment of Debt	-	27,713
Impairment of assets	-	-
Total	$(1,561,649)	$(367,353)

	Six Months Ended
	December 31,
	2014	2013
Interest Expense	$(2,089,997)	$(798,257)
Loss on Extinguishment of Debt	(28,517)	27,713
Impairment of assets	-	(45,676)
Total	$(2,118,514)	$(816,220)

The other income and expenses during the three and six ended December 31, 2014, totaling $(1,561,649) and $(2,118,514) of net expenses, which consists of interest expense. During the comparable period in 2013, other income and expenses totaled $(367,353) and $(816,220). Interest has increased due to additional borrowings used to develop AfterMaster HD and ProMaster HD.

Net Loss

	Three Months Ended
	December 31,
	2014	2013
Net Loss	$(3,229,482)	$(1,271,943)

	Six Months Ended
	December 31,
	2014	2013
Net Loss	$(4,775,645)	$(2,566,630)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $26,815 during the three months ended December 31, 2014 as compared to $42,699 in the comparable quarter of 2013.  The Company has incurred losses since inception of $51,760,774.  At December 31, 2014, the Company has negative working capital of $5,750,103, which was an increase in working capital of $609,774 from June 30, 2014.

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

As of December 31, 2014, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2014 and June 30, 2014, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

ITEM 4T.  CONTROLS AND PROCEDURES - continued

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of December 31, 2014 and June 30, 2014, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2014 and June 30, 2014were ineffective, based on COSO’s framework.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended December 31, 2014, no matters were submitted to the shareholders for a vote.

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

STUDIO ONE MEDIA, INC.

Date: February 17, 2015	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: February 17, 2015	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: February 17, 2015	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer