Form 10-Q
period 2015-03-31
STUDIO ONE MEDIA, INC.
filed 2015-05-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

☐ Yes    ☒ No

At May 15, 2015, the number of shares outstanding of Common Stock, $0.001 par value, was 88,733,382 shares.

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash	$402,477	$77,876
Accounts receivable	43,225	3,400
Other current assets	31,193	20,499

Total Current Assets	476,895	101,775

Property and equipment, net	91,349	133,730
Property and equipment, yet to be placed in service	93,750	31,250

Intangible assets, net	32,855	11,990

Other Assets
Deposits	124,807	107,057
Other assets	39,606	-

Total Other Long-term Assets	164,413	107,057

Total Assets	$859,262	$385,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$602,556	$951,563
Accrued interest	111,460	74,483
Deferred revenue	6,000	3,500
Consulting services - related party	82,267	278,568
Lease payable	30,768	30,768
Derivative Liability	393,534	-
Notes payable - related party	625,000	610,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of discount of $0 and $1,761 , repectively	3,925,000	3,932,239
Convertible notes payable, net of discount of $35,005 and $161,043, repectively	827,748	764,705

Total Current Liabilities	6,644,821	6,686,314

Long-Term Liabilities
Lease Payable, net of current portion	16,390	55,374

Total Liabilities	6,661,211	6,741,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 641,000 and 696,000 shares issued and outstanding, respectively	641	696
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares,
par value $0.001; 88,542,654 and 70,296,203 shares issued
and outstanding, respectively	88,550	70,297
Additional paid In capital	46,872,263	40,557,726
Accumulated Deficit	(52,763,927)	(46,985,129)

Total Stockholders' Deficit	(5,801,949)	(6,355,886)

Total Liabilities and Stockholders' Deficit	$859,262	$385,802

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

REVENUES
Session Revenues	$5,300	$3,000	$9,030	$29,922
AfterMaster Revenues	218,680	28,171	270,925	99,064
Total Revenues	223,980	31,171	279,955	128,986

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	70,872	78,201	238,493	286,058
Depreciation and Amortization Expense	9,809	26,201	53,702	80,995
General and Administrative Expenses	992,784	675,547	3,494,376	2,261,121

Total Costs and Expenses	1,073,465	779,949	3,786,571	2,628,174

Loss from Operations	(849,485)	(748,778)	(3,506,616)	(2,499,188)

Other Expense
Interest Expense	(252,341)	(308,884)	(2,342,338)	(1,107,141)
Change in Fair Value of Derivative	98,673	-	98,673	-
Gain (Loss) on Extinguishment of Debt	-	(53,500)	(28,517)	(25,787)
Impairment of assets	-	-	-	(45,676)

Total Other Expense	(153,668)	(362,384)	(2,272,182)	(1,178,604)

Loss Before Income Taxes	(1,003,153)	(1,111,162)	(5,778,798)	(3,677,792)

NET LOSS	$(1,003,153)	$(1,111,162)	$(5,778,798)	$(3,677,792)

Preferred Stock Accretion and Dividends	(15,880)	(17,016)	(48,777)	(51,048)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,019,033)	$(1,128,178)	$(5,827,575)	$(3,728,840)

Basic and Diluted Loss Per Share of Common Stock	$(0.01)	$(0.02)	$(0.07)	$(0.06)

Weighted Average Number of Shares Outstanding	86,878,895	62,498,968	81,235,026	57,775,047

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES

Net Loss	$(5,778,798)	$(3,677,792)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	53,702	80,995
Share-based compensation - Common Stock	720,333	537,870
Share-based compensation - warrants	1,329,791	259,212
Common stock issued for services and rent	146,017	398,777
Common stock issued as incentive with Convertible debt	10,261	-
Common stock issued for preferred dividends	8,613	-
Common stock issued to extend the maturity dates on debt	15,750	-
Amortization of debt discount and issuance costs	659,803	423,394
(Gain)/Loss on extinguishment of debt	28,517	50,000
Gain (loss) on derivative	(98,673)	-
Impairment on long lived assets and intangibles	-	45,676
Changes in Operating Assets and Liabilities:
Other receivables	(49,858)	(3,581)
Other assets	(48,050)	106,719
Accounts payable and accrued expenses and deferred revenue	1,051,838	536,571

Net Cash Used in Operating Activities	(1,950,754)	(1,242,159)

INVESTING ACTIVITIES

Purchase of property and equipment	(94,686)	(9,836)

Net Cash Used in Investing Activities	(94,686)	(9,836)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $20,125 and $15,935, respectively	1,876,025	699,065
Proceeds from notes payable - related party	50,000	35,000
Proceeds from convertible notes payable	527,000	385,000
Repayments of convertible notes payable	(9,000)	(8,000)
Repayments of notes payable	(35,000)
Lease Payable	(38,984)	-

Net Cash Provided by Financing Activities	2,370,041	1,111,065

NET INCREASE (DECREASE) IN CASH	324,601	(140,930)
CASH AT BEGINNING OF PERIOD	77,876	165,258

CASH AT END OF PERIOD	$402,477	$24,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$6,221	$918

NON CASH FINANCING ACTIVITIES:
Conversion of notes and Interest into common stock	$2,152,668	-
Conversion of warrants for common stock	$10,000	$-
Conversion of preferred stock for common stock	$100	$-
Common Stock and warrants issued for prepaid services	$-	$28,000
Common Stock and warrants issued for interest	$527,000	$28,100
Derivative Liability	$492,207	$-
Warrants and beneficial conversion feature on issuance of convertible debt	$-	$575,723

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and June 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $52,763,927 and currently has revenues which are insufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the periods ended March 31, 2015 and 2014 of $48,777 and $51,048, respectively.

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

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

For the periods ended March 31, 2015 and 2014, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 21,174,420 and 12,200,097 at March 31, 2015 and 2014, respectively.

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

The fair value of the Company’s notes payable at March 31, 2015 is approximately $5,418,236. Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available. The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Derivative Liabilities
In connection with the private placement of certain convertible instruments beginning in December 31, 2014, the Company became contingently obligated to issue shares of common stock in excess of the 100 million authorized under the Company's certificate of incorporation. Consequently, the ability to settle these obligations with common shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to December 9, 2014 are derivative liabilities.

The Company values these convertible notes payable using the multinomial lattice method that values the derivative liability within the notes based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Income Taxes
There is no income tax provision for the nine months ended March 31, 2015 and 2014 due to net operating losses for which there is no benefit currently available.

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

At March 31, 2015, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of March 31, 2015 and June 30, 2014, respectively:

Convertible Notes Payable – Related Parties
	March 31,	June 30,
	2015	2014

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 and $1,761 as of March 31, 2015 and June 30, 2014, respectively.	$3,925,000	$3,924,439
$9,000 face value,of which $9,000 has been paid back.	-	7,800
Total convertible notes payable – related parties	3,925,000	3,932,239
Less current portion	3,925,000	3,932,239
Convertible notes payable – related parties, long-term	$-	$-

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

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 4 – NOTES PAYABLE - continued

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of March 31, 2015 and June 30, 2014, respectively:

Convertible Notes Payable - Non-Related Parties
	March 31,	June 30,
	2015	2014

$100,000 face value, of which $100,000 has been converted.	$-	$100,000
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 and $0 as of March 31, 2015 and June 30, 2014, respectively.	15,000	15,000
$75,000 face value, of which $75,000 has been converted.	-	75,000
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $0 and $0 as of March 31, 2015 and June 30, 2014, respectively.	50,000	50,000
$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $0 and $0 as of March 31, 2015 and June 30, 2014, respectively.	10,000	10,000
$50,000 face value of which $9,600 was converted leaving a $40,400 face value, issued in November 2012, interest rate of 10%, matures in November 2013 and an additional penalties were added to the principal of $120,348 bringing the face value to $160,748, net of unamortized discount of $0 and $0 as of March 31, 2015 and June 30, 2014, respectively.	160,748	160,748
$30,000 face value, issued in February 2013, interest rate of 0%, matures in November 2013, net of unamortized discount of $0 and $0 as of March 31, 2015 and June 30, 2014, respectively.	30,000	30,000
$20,000 face value, issued in April 2013, interest rate of -0-%, matures in October 2013, net of unamortized discount of $0 and $0 as of March 31, 2015 and June 30, 2014, respectively.	20,000	20,000
$100,000 face value, of which $100,000 has been converted.	-	100,000
$50,000 face value, of which $50,000 has been converted.	-	50,000
$50,000 face value, of which $50,000 has been converted.	-	50,000
$50,000 face value, of which $50,000 has been converted.	-	46,132
$30,000 face value, issued in March 2014, interest rate of 0%, matures in September 2014, net of unamortized discount of $0 and $7,011 as of March 31, 2015 and June 30, 2014, respectively.	30,000	22,989
$20,000 face value, of which $20,000 has been converted.	-	20,000
$25,000 face value, of which $25,000 has been converted.	-	9,563
$15,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $6,557 and $14,098 as of March 31, 2015 and June 30, 2014, respectively.	15,000	902
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $8,743 and $18,798 as of March 31, 2015 and June 30, 2014, respectively.	20,000	1,202
$30,000 face value, of which $30,000 has been converted.	-	1,967
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $8,743 and $18,798 as of March 31, 2015 and June 30, 2014, respectively.	20,000	1,202
$25,000 face value, issued in June 2014, interest rate of 6%, matures September 2014, net unamortized discount of $0 and $25,000 as of March 31, 2015 and June 30, 2014, respectively.	25,000	-
$15,000 face value, of which $15,000 has been converted.	-	-

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 4 – NOTES PAYABLE - continued

$10,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $1,087 as of March 31, 2015.	10,000	-
$10,000 face value, of which $10,000 was converted.	-	-
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $1,065 as of March 31, 2015.	7,000	-
$5,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $978 as of March 31, 2015.	5,000	-
$10,000 face value, of which $10,000 was converted.	-	-
$25,000 face value, of which $25,000 was converted.	-	-
$10,000 face value, of which $10,000 was converted.	-	-
$30,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $23,023 as of March 31, 2015.	30,000	-
$100,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $79,121 as of March 31, 2015.	100,000	-
$100,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $87,912 as of March 31, 2015.	100,000	-
$40,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $40,000 as of March 31, 2015.	40,000	-
$40,000 face value, issued in October 2014, interest rate of 6%, matures December 2014, net unamortized discount of $40,000 as of March 31, 2015.	40,000	-
$40,000 face value, issued in October 2014, interest rate of 6%, matures January 2015, net unamortized discount of $40,000 as of March 31, 2015.	40,000	-
$25,000 face value, of which $25,000 has been converted.	-	-
$25,000 face value, issued in October 2014, interest rate of 6%, matures January 2015, net unamortized discount of $25,000 as of March 31, 2015.	25,000	-
$35,000 face value, issued in November 2014, interest rate of 6%, matures January 2015, net unamortized discount of $35,000 as of March 31, 2015.	35,000	-
Total convertible notes payable – non-related parties	827,748	764,705
Less current portion	827,748	764,705
Convertible notes payable – non-related parties, long-term	$-	$-

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

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 4 – NOTES PAYABLE - continued

On June 18, 2014, the Company issued a convertible note to an unrelated individual for $30,000 that matures on December 18, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On August 14, 2014, the note holder elected to convert the entire note of $30,000.

On July 9, 2014, the Company issued a convertible note to an unrelated individual for $15,000 that matures on October 10, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On March 31, 2015, the note holder elected to convert the entire note of $15,000 and $653 in accrued interest.

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

On July 14, 2014, the Company issued a convertible note to an unrelated individual for $10,000 that matures on October 14, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On March 31, 2015, the note holder elected to convert the entire note of $10,000 and $427 in accrued interest.

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

On August 18, 2014, the Company issued a convertible note to an unrelated individual for $10,000 that matures on November 18, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On February 16, 2015, the note holder elected to convert the entire note of $10,000 and $299 in accrued interest.

In conjunction with the note, the Company issued to the holder 5,000 shares of restricted Common Stock. The value of the BCF recorded was $8,529 and the debt discount related to the attached relative fair value of the restricted Common Stock was $1,471, for a total debt discount of $10,000.

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

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

On September 5, 2014, the Company issued a convertible note to an unrelated individual for $10,000 that matures on December 5, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The company valued a BCF related to the note valued at $10,000. On March 5, 2015, the note holder elected to convert the entire note of $10,000 and $281 in accrued interest.

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

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of March 31, 2015 and June 30, 2014, respectively:

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 4 – NOTES PAYABLE - continued

Notes Payable – Related Parties

	March 31,	June 30,
	2015	2014

Various term notes with total face value of $610,000 issued from April 11 to January 2014, interest rates range from 0% to 15%, net of unamortized discount of $0 as of March 31, 2015 and June 30, 2014, respectively, of which $35,000 has been paid.	$575,000	$610,000
Face value of $50,000, issued in December 2014, matures in January 2015, note bears interest at 0%.	50,000	-
Total notes payable – related parties	625,000	610,000
Less current portion	625,000	610,000
Notes payable - related parties, long term	$-	$-

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of March 31, 2015 and June 30, 2014, respectively:

Notes Payable – Non-Related Parties
	March 31,	June 30,
	2015	2014
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	2,762,931	641,000	712,021
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,087,931	1,165,044	$1,196,021

The Company's Series A Convertible Preferred Stock ("Series A Preferred") is convertible into Common Stock at the rate of 0.025 share of Common stock for each share of the Series A Preferred. Dividends of $0.50 per share annually from date of issue, are payable from retained earnings, but have not been declared or paid.

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the six months ended March 31, 2015 and the fiscal year ended June 30, 2014, the Company issued -0- shares of Series A-1 Preferred Stock for $-0- in cash, net of $-0- of issuance costs, respectively. The Company had two conversions of 55,000 shares of Series A-1 Preferred Stock for 110,000 shares of Common Stock, and issued 41,987 shares of Common Stock of payment of $12,922 in accrued dividends.

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 5 – CONVERTIBLE PREFERRED STOCK - continued

During the nine months ended March 31, 2015, the outstanding Preferred Stock accumulated $48,777 in dividends; nine months ended March 31, 2014 it accumulated $51,048 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears through nine months ended March 31, 2015 were approximately $638,938.

NOTE 6 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 88,542,654 and 70,296,203 were issued outstanding as of nine months ended March 31, 2015 and June 30, 2014, respectively.  The activity surrounding the issuances of the Common Stock is as follows:

For the Nine Months Ended March 31, 2015

The Company issued 7,268,858 common shares for net cash proceeds of $1,876,025. The Company paid as offering costs $153,075 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds and an increase in professional fees. Attached to the Common Shares, the Company issued 1,855,000 warrants to purchase shares of the Company’s Common Stock of which 215,000 warrants were issued to the placement agent. The Company recognized $1,329,758 for the amortization of warrants issued in prior periods.

The Company also issued 43,500 shares of Common Stock as incentive to notes valued at $10,261 to extend terms on two convertible notes payable and recorded $527,000 in beneficial conversion features related to new issuances of debt.

The Company also issued 5,190,947 shares of Common Stock for the conversion of notes and accrued interest valued at $603,455.

The Company also issued 110,000 shares of Common Stock for the conversion of 55,000 shares of Series A-1 Preferred Stock and issued 41,987 shares of Common Stock of payment of $37,130 in accrued dividends.

The Company also issued 50,000 shares of Common Stock for the conversion warrants.

The Company issued 356,375 shares of Common Stock as payment for services and rent valued at $146,017.

As share-based compensation to employees and non-employees, the Company issued 2,760,221 shares of common stock valued at $720,333, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 2,424,563 shares of common stock valued at $1,549,213 based on the market price on the date of issuance.

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
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

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

Stock Purchase Options

During the nine months ended March 31, 2015, the Company did not issue any stock purchase options.

During the fiscal year ended June 30, 2014, the Company issued 25,000 stock purchase options for a value of $6,045.  The Company did recognize $10,713 in employee stock option expense during the fiscal year ended June 30, 2014 for options vested during the period that were issued in prior periods.

The following table summarizes the changes in options outstanding of the Company during the nine months ended March 31, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(301,429)	(0.52)	-	-	(156,743)
Outstanding as of March 31, 2015	80,000	$0.66	$0.59	1.94	$52,900

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2014.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2013	613,429	$0.85	$1.20	1.95	$522,843
Granted	25,000	0.15	0.24	5.00	3,750
Exercised	-	-	-	-	-
Cancelled/Expired	(257,000)	(1.23)	-	-	(316,950)
Outstanding as of June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

Stock Purchase Warrants

During the nine months ended March 31, 2015, the Company issued 7,821,133 warrants. The Company issued 50,000 warrants in conjunction to extended two convertible note payables and issued 4,456,133 warrants in conjunction to a consulting agreement entered into in July 2014 and 150,000 warrants issued in conjunction with a financial advisory agreement entered into on January 2015. The Company also issued 1,000,000 warrants related to the B Booth agreements which were expensed during the current year.  The company also issued 2,200,000 warrants as part of a private placement to extend the terms during the period, which were converted for cash proceed of $150,000 in exchange for 750,000 shares of common stock. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	December 31,	June 30,
	2014	2014
Expected volatility	103-125%	113-132%
Expected dividends	0%	0%
Expected term	.25-5 Years	2-10 Years
Risk-free interest rate	0.02-1.75%	0.35-1.75%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the nine months ended March 31, 2015.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	8,332,579	$0.76	$0.70	2.96	$6,370,432
Granted	7,821,133	0.44	0.24	4.58	2,097,367
Exercised	(800,000)	(0.20)	0.18	-	(160,000)
Cancelled/Expired	(1,970,000)	(0.50)	-	-	(2,393,001)
Outstanding as of March 31, 2015	13,383,712	$0.44	$0.47	3.05	$5,914,798

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

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

NOTE 8 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2015, and December 31, 2014. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of 484,041 and $0 during the nine months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, and June 30, 2014, the fair market value of the derivatives aggregated $386,966 and $0, respectively, using the following assumptions: estimated 5-1.76-year term, estimated volatility of 110.10-99.86%, and a discount rate of 1.75-0.26%.

NOTE 9 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 9 – FAIR VALUE MEASUREMENTS - continued

Liabilities measured at fair value on a recurring basis at March 31, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$393,534	$-	$393,534

Liabilities measured at fair value on a recurring basis at June 30, 2014, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-

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

In November 2012, the Company’s former Chief Financial Officer, Joseph Desiderio, signed a promissory note (“Note”) on behalf of the Company in favor of private finance company or its Assignees. The Note provided, among other things, for the right on the part of the Lender to convert part of the debt to stock. Subsequently, the parties have disagreed on the validity and terms of the agreement. The Lender has filed suit in the state court in Dade County, Florida, seeking to enforce the agreement. The Company disputes the Lender’s position on the grounds that (1) the Note contains provisions that violate Florida’s usury laws, (2) there has been no default by Company under the Note, and (3) some provisions of the Note are void and unenforceable. The Company expects the matter to be resolved to its satisfaction. Except as described in the preceding paragraph, to the best knowledge of our management, there are no material litigation matters pending or threatened against us.

Lease Agreements
Pursuant to a lease originally dated January 2006, we currently occupy approximately 11,800 square feet of office space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-to-month basis. The total lease expense is approximately $9,600 per month, payable in cash and Common Stock of the Company.

We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a lease expiring on December 31, 2017. The total lease expense is approximately $5,600 per month, and the total remaining obligations under these leases at March 31, 2015 were approximately $285,975.

Rent expense for the nine months ended March 31, 2015 was $195,200, of which $131,371 was paid in cash and $63,829 was paid in Common Stock. Rent expense for the nine months March 31, 2014 was $205,934, of which $146,275 was paid in cash and $59,659 was paid in Common Stock.

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 10 – COMMITMENTS AND CONTINGENCIES - continued

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2015	$89,539
2016	96,235
Thereafter	100,200
Total	$285,974

Other
The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through March 31, 2015 were approximately $638,938.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2013 and 2014.

NOTE 11 - SUBSEQUENT EVENTS

On April 10, 2015, the issuer of a $25,000 convertible note agreed to convert the full amount of the principal of $25,000 and accrued interest totaling $719 at a conversion rate of $.20 per share for a total of 128,596 shares of the Company’s common stock.

On April 15, 2015, the holder of a 25,000 shares of the Company’s Series A-1 Senior Convertible Preferred Stock into 50,000 shares of 144 restricted common stock plus accrued dividends of $6,066 for 12,132 shares of 144 restricted common stock.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of March 31, 2015, there were 88,542,654 shares of Common Stock issued and outstanding.   From April 2006 to March 2015, we have raised approximately $23.5 million in the form of equity for purposes of research and development, the launch of AfterMaster and MyStudio and general corporate purposes. The Company's office and principal place of business is located at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303. The Company also operates research, recording and mastering studios located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886.

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

Business Update

Summary

For the three months ending March 31, 2015, the Company generated record quarterly revenue of $223,980.00 primarily from the licensing of Intellectual Property (IP). The Company believes that revenues will begin growing on a quarterly basis as its audio products are introduced in the coming months. During the quarter, the Company's Accounts payables declined significantly while its net cash position increased substantially over the prior year comparable.

In November of 2014, entertainment superstar Justin Timberlake joined the Company as a co-owner and consultant. Mr. Timberlake is an internationally recognized actor, businessman and recording artist who enjoys recognition and credibility with consumers worldwide. The Company believes that Mr. Timberlake's involvement can maximize product value and accelerate the roll out of its audio products.

Through its joint development agreement with ON Semiconductor, the Company's AfterMaster technology has been converted to an algorithm which can be loaded into semiconductor chips or utilized in software applications. ON Semiconductor has successfully loaded the algorithm into a proprietary semiconductor chip which can greatly enhance the audio in consumer and industrial electronics products such as cell phones, headphones, TV's, stereos and speakers. The ON BelaSigna 300 AM chips became available for consumer electronics product manufacturers as of April 29, 2015.

The Company enjoyed a very successful demonstration of its technology during the 2015 Consumer Electronics Show (CES). The Company is party to numerous mutual non-disclosure agreements with major consumer electronics and industrial companies to pursue the licensing of its software and sale of semiconductor chips.

AfterMaster HD Audio

AfterMaster audio technology was created and developed pursuant to a multi-year, multi-million dollar development effort to make digital audio sound substantially better. The Company's AfterMaster Audio Labs team is comprised of a unique group of award-winning leaders in music, technology and audio engineering including Rodney Jerkins, Larry Ryckman, Justin Timberlake, Paul Wolff and Shelly Yakus. www.AfterMasterHD.com/team.

AfterMaster is an internally-developed, proprietary (patents-pending) mastering, remastering and audio processing technology which makes any audio source sound significantly louder, fuller, deeper and clearer. AfterMaster is a groundbreaking technology which eliminates the weaknesses found in other audio enhancement and processing technologies while offering a much superior audio experience.

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

AfterMaster technology can be incorporated into any audio capable device through the addition of an AfterMaster DSP chip or AfterMaster software. AfterMaster can dramatically improve the quality of virtually any audio source including music, radio, motion pictures, television and VoIP. The technology has also been used to master music created by such artists as Lady Gaga, Nick Cannon, Janet Jackson, and many others.  Further information on AfterMaster Audio Labs and AfterMaster products can be found at www.AfterMasterHD.com.

ON Semiconductor/AfterMaster Audio Chip

In April of 2014, the Company entered into a multi-year joint development and marketing agreement with ON Semiconductor ("ON") of Phoenix, Arizona to commercialize its technology through audio semiconductor chips. ON is a multi-billion dollar, multi-national semiconductor designer and manufacturer.

The agreement calls for ON to implement our AfterMaster technology in a Digital Signal Processor (DSP) semiconductor chip that will be marketed to their current OEM customers, distributors and others. We selected ON for its technical capabilities, sales support and deep customer pool.

In conjunction with ON, we completed the development of an AfterMaster software algorithm that is designed to be used in semiconductor chips or as a standalone software product. We believe the sound quality from our algorithm provides a superior audio experience relative to other products on the market.

On April 29, 2015, ON and the Company announced the availability of an AfterMaster encoded semiconductor chip based on the ON BelaSigna 300 DSP chip. Now branded the BelaSigna 300 AM chip, it is one of the smallest, high power/low voltage DSP chips available It is small enough to fit into a hearing aid but equally effective in any size device with audio capability.

Since entering into the agreement, both the Company and ON have identified a large number of prospective customers that will be key targets for this new and unprecedented technology.  We have also received strong indications of interest in the AfterMaster chip since the announcement of the partnership and are developing a joint marketing plan with ON.

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

The algorithm and chips allow consumer product manufacturers an opportunity to offer a significantly improved and differential audio experience in their products without having to significantly change hardware and form factor designs. Through the combined relationships of the Company and ON, we hope to generate significant revenues for both parties through the sale of the ON/AfterMaster chips and software licensing in 2015.

AfterMaster Consumer Hardware Products

The Company intends to compliment its ON/AfterMaster DSP chips, ProMasterHD service and the licensing of its AfterMaster software with the design, manufacturing and marketing of unique consumer electronics hardware products branded as AfterMaster products. The Company expects that prototypes for its first consumer electronic hardware product will be completed and unveiled in the second calendar quarter of 2015.

ProMasterHD

ProMaster HD is an online music mastering, streaming, and storage service designed for independent artists which utilizes proprietary audio technologies developed by AfterMaster.  ProMaster HD will master the user’s uploaded music and allow them to compare up to 90 seconds of their original to the newly mastered songs so they can make a decision to purchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Independent Music Market

Millions of songs are produced, distributed, played on the Internet each month around the world by independent artists.  However, many of these artists lack the financial and technical means to master, or “finish” their composition, as a professional mastering can cost over $500 per song. Now, with the ProMaster online platform, musicians can transmit their music directly to the ProMaster HD website, where it can be mastered with AfterMaster Technology for $49.99 per song. ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use, or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for this product, we believe that ProMaster has the potential to generate significant revenues for the Company.

The new ProMasterHD.com will be launched in the second calendar quarter of 2015.

MyStudio HD Recording Studios

On September 30th, 2014, the Company entered into a licensing and option agreement for the licensing of its MyStudio related Intellectual Property for a total consideration of $1,250,000 in cash and $300,000 in stock of bBooth, Inc., payable over 18 months. The agreement also provides an option to purchase certain studio assets in the future. bBooth is a Los Angeles-based public company which intends to install interactive recording booths in the U.S. and internationally and capitalize on the content created therein.

Corporate

The Company has been awarded five patents with other patent applications pending. The Company has an aggressive intellectual property strategy to protect the technologies it has developed. We expect to continue raising capital through both equity and debt financing's as needed, to further our corporate objectives.

Employees

As of March 31, 2015 we employed eight full-time and one part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

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

We also lease an office in Los Angeles for use by our audio team in connection with our AfterMaster product under a lease expiring on December 31, 2017. The total lease expense is approximately $5,600 per month, and the total remaining obligations under these leases at March 31, 2015 were approximately $285,975.96.

RESULTS OF OPERSATIONS

Revenues
	Three Months Ended
	March 31,
	2015	2014
Session Revenues	$5,300	$3,000
AfterMaster Revenues	218,680	28,171
Total Revenues	$223,980	$31,171

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Revenues
	Nine Months Ended
	March 31,
	2015	2014
Session Revenues	$9,030	$29,922
AfterMaster Revenues	270,925	99,064
Total Revenues	$279,955	$128,986

Our business model currently generates revenues from two primary sources:

1.	ProMaster HD online music mastering service designed for independent artists.
2.	AfterMaster mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer.

Revenues from AfterMaster Services resulted primarily from audio services provided to producers and artists on a contract basis. This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from pay-per-play downloads.

The revenue for the three months ended March 31, 2015 increased to $223,980 from $31,171 over the comparable three month period ended March 31, 2014 due primarily to licensing of the AfterMaster and MyStudio technology and a decreased use of the MyStudio Studios and mobile studio to prepare for the Bbooth merger of the MyStudio operations.

The revenue for the Nine months ended March 31, 2015 increased to $279,955 from $128,986 over the comparable nine month period ended March 31, 2014 due primarily to licensing of the AfterMaster and MyStudio technology and increase in AfterMastering Services at the Hollywood Studios.

Cost of sales consists primarily of cloud computing services for online mastering site, studio rent, studio consultant and excludes depreciation and amortization on the studios. The decrease in cost of sales for the three and nine months ended March 31, 2015, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company opening  no longer operating the MyStudio in the current year.

Cost of Sales

	Three Months Ended
	March 31,
	2015	2014
Cost of Sales (excluding depreciation and amortization)	$70,872	$78,201

Cost of Sales

	Nine Months Ended
	March 31,
	2015	2014
Cost of Sales (excluding depreciation and amortization)	$238,493	$286,058

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Operating Expenses

	Three Months Ended
	March 31,
	2015	2014
Depreciation and Amortization Expense	$9,809	$26,201
General and Administrative Expenses	992,784	675,547
Total	$1,002,593	$701,748

Other Operating Expenses

	Nine Months Ended
	March 31,
	2015	2014
Depreciation and Amortization Expense	$53,702	$80,995
General and Administrative Expenses	3,494,376	2,261,121
Total	$3,548,078	$2,342,116

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

The overall increase in general and administrative expenses are primarily a result of increased operational expenses such as legal services, professional services, consulting, research and development and trade show expense due to the development of the AfterMaster Chip and ProMaster web services.

The increase in operational expenses is primarily attributable the development of the AfterMaster HD and ProMaster HD business units.

Other Income and Expenses

	Nine Months Ended
	March 31,
	2015	2014
Interest Expense	$(2,342,338)	$(1,107,141)
Change in Fair Value of Derivative	98,673	-
Loss on Extinguishment of Debt	(28,517)	(25,787)
Impairment of assets	-	(45,676)
Total	$(2,272,182)	$(1,178,604)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Income and Expenses

	Three Months Ended
	March 31,
	2014	2013
Interest Expense	$(252,341)	$(308,884)
Change in Fair Value of Derivative	98,673	-
Loss on Extinguishment of Debt	-	(53,500)
Impairment of assets	-	-
Total	$(153,668)	$(362,384)

The other income and expenses during the three and nine ended March 31, 2015, totaling $(153,701) and $(362,384) of net expenses, which consists of interest expense, change in fair value of derivative, and loss on extinguishment of debt. During the comparable period in 2014, other income and expenses totaled $(2,272,215) and $(1,178,604). Interest has increased due to additional borrowings used to develop AfterMaster HD and ProMaster HD, as well as change in fair value of derivative due to the company triggering a derivative in convertible instruments due to lack of available unissued common shares to satisfy the instruments.

Net Loss

	Three Months Ended
	March 31,
	2015	2014
Net Loss	$(1,003,153)	$(1,102,874)

Net Loss

	Nine Months Ended
	March 31,
	2015	2014
Net Loss	$(5,778,798)	$(3,677,792)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $223,980 during the three months ended March 31, 2015 as compared to $31,171 in the comparable quarter of 2014.  The Company has incurred losses since inception of $52,763,927.  At March 31, 2015, the Company has negative working capital of $6,167,926, which was an increase in working capital of $416,613 from June 30, 2014.

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

As of March 31, 2015, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2015 and June 30, 2014, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

ITEM 4T.  CONTROLS AND PROCEDURES - continued

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of March 31, 2015and June 30, 2014, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of March 31, 2015 and June 30, 2014were ineffective, based on COSO’s framework.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended March 31, 2015, no matters were submitted to the shareholders for a vote.

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

STUDIO ONE MEDIA, INC.

Date: May 15, 2015	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: May 15, 2015	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: May 15, 2015	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer