Form 10-K
period 2015-06-30
AFTERMASTER, INC.
filed 2015-09-30
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)

(Name of Small Business Issuer as specific in its Charter)

DELAWARE	23-2517953
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

6671 Sunset Blvd., Suite 1520
Hollywood, CA 90028

(Address of Principal Executive Offices) (Zip Code)

(310) 657-4886

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

As of September 28, 2015, the number of shares of Registrant’s Common Stock outstanding was 95,589,701.

DOCUMENTS INCORPORATED BY REFERENCE

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)

FORM 10-K

FOR THE FISCAL YEAR ENDED
       JUNE 30, 2015

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

All references in this report to “we,” “our,” “us,” the “Company” or “AfterMaster” refer to AfterMaster, Inc., and its subsidiary and predecessors.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of June 30, 2015, there were 95,280,257 shares of Common Stock issued and outstanding.  The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886. The Company also has an office at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Business

AfterMaster, Inc., formerly Studio One Media, Inc.(“the Company") is an audio technology company located in Hollywood, California and Scottsdale, Arizona. The Company's wholly-owned subsidiaries include AfterMaster HD Audio Labs, Inc. and MyStudio, Inc.

The Company and its subsidiaries are engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies for professional and consumer use, including AfterMaster™ HD Audio Inc., ProMaster HD™ and MyStudio® HD Recording Studios. In addition, the company operates music recording and mastering studios.

Summary

The year ending June 30, 2015 has been transformative for the Company on many levels.

During the year, our proprietary (patents pending) AfterMaster semiconductor chip and accompanying software was completed pursuant to our joint development partnership with On Semiconductor ("ON"). Our new micro-size, low power, high output DSP chip and software will allow the Company and ON to provide audio solutions for OEM consumer electronics manufacturers worldwide on a competitive basis.

Our much awaited ProMasterHD on-line music mastering product is now in the final stages of beta testing and will formally launch during the fourth calendar quarter of 2015. ProMasterHD will provide hundreds of millions of independent musicians around the world an easy way to access affordable professional music mastering to make their music competitive and radio ready.

We also strengthened our executive and ownership group with the addition of Justin Timberlake and Rodney "Darkchild" Jerkins two of the most respected and successful people in the music industry. Larry Ryckman, AfterMaster co-founder also joined the Company as President and CEO. Together they round off a world-class team of audio engineers and music industry specialists who represent one of the most formidable groups ever assembled in the audio technology industry.

During the year we also designed and successfully tested the first of our new AfterMaster branded consumer electronics products, which will be launching during the fourth calendar quarter of this year.

Our financial results reflect our best year on record with gains in a majority of our key financial sectors.

AfterMaster HD Audio

AfterMaster technology was created and developed pursuant to a multi-year, multi-million dollar development effort to make all digital audio sound substantially better. The Company's AfterMaster Audio Labs team is comprised of a unique group of award-winning leaders in music, technology and audio engineering including Rodney Jerkins, Larry Ryckman, Justin Timberlake, Paul Wolff and Shelly Yakus. www.AfterMasterHD.com/team.

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

AfterMaster audio is also the only commercial audio enhancement technology available that is used for professional music mastering because it enhances the entire frequency range without distortion or changing the underlying intent of the music. The technology has been used to master music created by such artists as Lady Gaga, Nick Cannon, Janet Jackson, and many others. Further information on AfterMaster Audio Labs and AfterMaster products can be found at www.AfterMasterHD.com.

Financial highlights

The Company saw notable improvements in almost all key financial sectors including an increase in its cash position, increase in assets, decrease of current liabilities, decrease in accounts payable and an increase in revenue. Net cash used in operations increased as the Company continues to ramp up for its product launches.

Financial highlights for the year ended June 30, 2015, over the year ended June 30, 2014 include:

•	Net cash increased to $2,185,702 from $77,876.

•	Assets increased to $6,817,980 from $385,802.

•	Accounts payable and other accrued expenses were reduced from $951,563 to $344,451.

•	Revenues increased 60% to $302,600.

•
Current liabilities increased to $18,537,235 from $6,686,314. Excluding derivative liabilities and non-cash items, current liabilities were reduced $1,019,394 in 2015 to $5,722,294, as compared to 2014.

•
Losses including derivative liabilities and non-cash items, increased to $11,244,458 from $5,333,915. Excluding non-cash items, actual net cash used in operating activities increased to $2,808,837 from $1,582,712 reflecting additional costs for upcoming product launches.

The substantial increases in debt and losses were due to non-cash derivative liabilities of $12,814,941 and $2,069,699 which added to our debt and losses respectively. The derivative liabilities were created by calculating the share value of warrants, shares or options that were issued above the Company’s authorized capital ceiling of 100 million shares.

On August 28, 2015, at a special shareholders meeting, shareholders voted to amend the authorized capital ceiling to 250 million shares which extinguished all of the derivative liabilities including the $12,814,941 in debt and $2,069,699 in losses. The Company has filed the amendment with the State of Delaware and the adjustment will be reflected in the Company’s upcoming quarterly 10-Q filing for the three month period ending September 30, 2015.

Name Change

On August 28, 2015, at a special meeting of shareholders, shareholders approved to change the Company’s name from Studio one Media, Inc. to AfterMaster, Inc., to better reflect the business of the Company.

On September 10, 2015, the Company filed the name change with the State of Delaware and on September 24, 2015, received acceptance of the renewal. The Company has filed the amendment with FINRA and expects the Company’s name and stock symbol to change in the very near future.

Changes in Directors and Officers

On October 23, 2014, Joe Desiderio resigned as a Director.

On July 28, 2015, Kenneth R. Pinckard resigned from his position on the Board and as the Vice President and General Counsel of the Company to pursue other interests and opportunities.

On July 28, 2015, the Board appointed David L. Reynolds as a Director and Chairman of the Company’s audit committee. Mr. Reynolds is the Partner-in-Charge of MARCUM LLP’s New Haven, Connecticut Accounting Services Group and also a Partner in the Assurance Services division. Prior to joining the firm in 1984 he was an auditor/investigator for a commodity futures exchange and held various accounting positions.  He is licensed in the State of Connecticut as a Certified Public Accountant (CPA) and holds a Certified Fraud Examiner (CFE) designation.

On August 28, 2015, Frank Perrotti resigned as Chairman and Director of the Company, Preston Shea resigned as President, Secretary and Director of the Company, and Barry Goldwater resigned as a Director of the Company, all to pursue other business opportunities.

On August 28, 2015, the Company’s Board of Directors appointed Lawrence (Larry) Ryckman as a Director, President, Chief Executive Officer (CEO) and Interim Chairman of the Company. Also, on that date, Mirella Chavez, the Company’s CFO was appointed Treasurer and Secretary of the Company.

Larry Ryckman, 56, is an award-winning executive with extensive experience in the music, audio and entertainment industries. Mr. Ryckman co-founded AfterMaster Audio Labs, Inc. and MyStudio, Inc., both of which are wholly owned subsidiaries of the Company. Mr. Ryckman has served as President and CEO of both subsidiaries since their inception in in 2009 and 2004 respectively. The Company is currently negotiating a compensation agreement with Mr. Ryckman. Mr. Ryckman will serve as a Director, President, Interim Chairman and CEO until termination or resignation.

Mirella Chavez, 30, has been Chief Financial Officer (CFO) of the Company since April 16, 2013. Prior to her appointment as CFO, Ms. Chavez was the Company’s Chief Accountant since October 1, 2006. Ms. Chavez holds a Bachelor of Science in Accounting and a Business, Management and Marketing degree from DeVry University.

On September 18, 2015, Mr Robert Kite joined the Board of Directors and as Chairman of the Board. Mr. Kite is a graduate of Southern Methodist University and received a Bachelor of Arts in Business and a Bachelor of Science in Psychology and Political Science. Since 1981, Mr. Kite has served as President and Chief Operating Officer of KFC, Inc., and Managing Partner of KFT, LLP. Holdings in these companies include real estate, stocks and bonds, MRI clinics, residential housing and resort hotels. Mr. Kite has over 35 years of experience investing, consulting, and advising numerous small-cap and micro-cap public companies and has served on numerous Boards.

Music Industry Icons Join AfterMaster

On November 19, 2014, music and entertainment superstar Justin Timberlake joined the Company as a co-owner and consultant. Mr. Timberlake is an internationally recognized actor, businessman and recording artist who enjoys recognition and credibility with consumers worldwide. The Company believes that Mr. Timberlake's involvement can maximize product value and accelerate the roll out of its audio products.

On July 30, 2015, renowned entrepreneur, music mogul and multiple Grammy Award winning producer, Rodney “Darkchild” Jerkins joined the company as a senior member of the executive team. Known around the globe as one of the most influential producers, songwriters and musicians in the history of popular music, Jerkins has worked with the likes of Sam Smith, Rihanna, Lady Gaga, Beyonce, Madonna, Jennifer Lopez, Michael Jackson, Whitney Houston, and many more.

ON Semiconductor/AfterMaster Audio Chip

In April of 2014, the Company entered into a multi-year joint development and marketing agreement with ON Semiconductor ("ON") of Phoenix, Arizona, to commercialize its technology through audio semiconductor chips. ON is a multi-billion dollar, multi-national semiconductor designer and manufacturer.

The agreement calls for ON to implement our AfterMaster technology in a Digital Signal Processor (DSP) semiconductor chip that will be marketed to their current OEM customers, distributors and others. We selected ON for its technical capabilities, sales support and deep customer pool.

In conjunction with ON, we have completed the development of an AfterMaster software algorithm that is designed to be used in semiconductor chips or as a standalone software product. We believe the sound quality from our algorithm provides a superior audio experience relative to other products on the market.

On April 29, 2015, ON and the Company announced the completion of an AfterMaster encoded semiconductor chip based on the ON BelaSigna 300 DSP chip. Now branded the BelaSigna 300 AM chip, it is one of the smallest, high power/low voltage DSP chips available. It is small enough to fit into a hearing aid but equally effective in any size device with audio capability.

Since entering into the agreement, both the Company and ON have identified a large number of prospective customers that will be key targets for this new and unprecedented technology. The algorithm and chips allow consumer product manufacturers an opportunity to offer a significantly improved and differential audio experience in their products without having to significantly change hardware and form factor designs. Through the combined relationships of the Company and ON, we hope to generate significant revenues for both parties through the sale of the ON/AfterMaster chips and software licensing. In September 2015, ON officially launched a broad sales effort to market AfterMaster/ON audio chips.

AfterMaster Consumer Hardware Products

The Company intends to complement its ON/AfterMaster DSP chips, ProMasterHD service and the licensing of its AfterMaster software with the design, manufacturing and marketing of unique consumer electronics hardware products branded as AfterMaster products. The prototypes for its first consumer electronic hardware product was completed in the second quarter of 2015 and will be unveiled in the fourth calendar quarter of 2015.

ProMasterHD

ProMaster HD is an online music mastering, streaming, and storage service designed for independent artists which utilizes proprietary audio technologies developed by AfterMaster.  ProMaster HD will master a user’s uploaded music and allow them to compare up to 90 seconds of their original to the newly mastered songs so they can make a decision to purchase.

Tens of millions of songs are produced, distributed, played on the Internet each month around the world by independent artists.  However, many of these artists lack the financial and technical means to master, or “finish” their composition, as a professional mastering session can cost over $500 per song. Now, with the ProMaster online platform, musicians can transmit their music directly to the ProMaster HD website, where it can be mastered with AfterMaster Technology for $34.99 per song.

ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use, or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for this product, we believe that ProMaster has the potential to generate significant revenues for the Company.

ProMasterHD.com was released in beta in the second quarter of 2015 and will be finalized and formally launched in the fourth quarter of 2015.

Intellectual Property and Licensing

The Company has been awarded five patents and six trademarks with numerous others pending. The Company has an aggressive intellectual property strategy to protect the AfterMaster and the related technologies it has developed. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology.

On September 30th, 2014, the Company entered into a licensing and option term sheet for the licensing of its MyStudio related Intellectual Property for a total consideration of $1,250,000 in cash and $300,000 in stock of bBooth, Inc., payable over 18 months. To date, the Company has received $200,000 and has been issued 600,000 shares of bBooth currently valued at $1,800,000. The agreement also provides an option to purchase certain studio assets in the future. bBooth is a Los Angeles-based public company which intends to install interactive recording booths in the U.S. and internationally.

Advisory Board

Recognizing the significance of our technologies, we have been able to attract leading music and entertainment executives to our Advisory Board. The Advisory Board is an important resource for the Company in terms of thought leadership and strategic introductions. This distinguished group includes:

·	Bret Zahn - Executive with ON Semiconductor, a nearly $3 billion semiconductor company; formerly held senior roles with Lifelock, Hypercom, ChipPAC and Amkor.
·	Ted Field - Chairman & CEO of Radar Pictures (over 60 motion pictures generating over $7 billion in gross revenues); co-founder of Interscope Records; former owner of Panavision.
·	Paul Fisher - Internationally recognized modeling agent; CEO of The Network.
·	Gary Goldstein – Prominent film producer of movies which have grossed over $1 billion including Pretty Woman, Under Seige and Mothman Prophecies.
·	Jason Flom - Former CEO of Atlantic Records, Virgin Music, Capitol Music Group and Lava Records.
·	Sheila Jaffe - Emmy Award winning casting director; Jaffe Casting; casting for notable shows as Entourage, The Sopranos, Ballers, Ted 1 and 2 and Rocky Balboa.
·	Richard Perry - World renown record producer and winner of seven Grammy Awards; clients include Barbra Streisand and Cher.
·	Diane Warren - Considered to be the world's most prolific songwriter; Golden Globe and Grammy Award winner.
·	Charlie Weber - Former CEO of Lucas Films; former COO of Embassy Communications.

Employees

As of June 30, 2015 we employed ten full-time and one part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at June 30, 2015 were approximately $271,800

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office and warehouse space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-by month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

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

While the technologies surrounding AfterMaster and ProMaster HD are cutting edge and unique, we believe there are other factors that will separate us from competitors.

We have embarked on an aggressive intellectual property protection program which we believe will be significant barriers to market entry to potential competitors for our current product offerings.

In addition, we employ individuals who have long standing relationships and expertise in various segments of the entertainment, marketing, finance and communications industries, which we expect will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for AfterMaster and ProMaster HD.

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

Dependency on Key Suppliers and Product Availability.

Loss of key suppliers, lack of product availability or loss of delivery sources could delay product development, manufacturing and decrease sales and earnings of our consumer electronics products.  While in many instances we have agreements, including supply agreements, with our suppliers, these agreements are generally terminable by either party on limited notice.  The loss of, or a substantial decrease in the availability of, products from certain of our suppliers, or the loss of key supplier agreements, could have a material adverse effect on our consumer products business, results of operations and financial condition.  In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control.

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright, trademark and patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally. The Company and its subsidiaries have filed numerous patent applications relating to AfterMaster and other audio and video technologies and processes, and while we believe the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued.  If circumstances make it impossible to try to adequately protect our intellectual property, that intellectual property could be used by others without our consent and there could be material adverse consequences to us. We have filed numerous patents and have received allowance for five of them. We have filed numerous trademark applications and have received Notices of Allowance on four of those applications. Effective protection may not be available for our service marks. Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks. Our competitors, if any exist, or others may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to client confusion. If circumstances make it impossible to adequately protect the name and brand, this could seriously harm our business.

Fluctuations in Cost of Raw Materials.

Our results of operations could be adversely affected by fluctuations in the cost of raw materials.  The manufacturing process is subject to world commodity pricing for some of the raw materials used in the manufacture of our consumer electronics products.  Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition, and government regulation.  Inflationary and other increases in the costs of raw materials have occurred in the past and may recur in the future.  Any significant increase in the cost of raw materials could reduce our profitability and have a material adverse effect on our business, results of operations and financial condition.

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

The exact effect of such legislation cannot be predicted until it is proposed. Terms of subsequent financings may adversely impact your investment.  We will engage in common equity, debt, and/or preferred stock financings in the future.  Your rights and the value of your investment in Preferred or Common Stock could be reduced.  Interest on debt securities could increase costs and negatively impacts operating results.

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

Effect of Fluctuations in Operations on the Price of Common Stock.

Our future operating results may fluctuate and cause the price of our Common Stock to decline, which could result in substantial losses for investors.   Our limited operating history makes it difficult to predict accurately our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control.  If our operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:

●	Ability to broadly commercialize and expand AfterMaster and/or ProMaster HD
●	Changes in entertainment technology;
●	Availability and cost of technology and marketing personnel;
●	Our ability to establish and maintain key relationships with industry partners;
●	The amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure; and
●	General economic conditions and economic conditions specific to the entertainment industry.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2015 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of June 30, 2015, we had 95,280,257 shares of Common Stock, $0.001 par value, issued and outstanding.   We had options outstanding that would permit, if exercised, the issuance of 25,000 additional shares of common stock at an exercise price of $0.15. We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 1,140,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 1,247,092 shares of Common Stock.  We had outstanding convertible debt with a face value of $4,497,400,   which can be converted into approximately 11,923,792 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 22,554,165 additional shares of Common Stock at an average exercise price of $0.44.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us. If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

Restrictions on Transfer - No Public Market for Preferred Shares or Restricted Common Shares.

Our shares of Common Stock are traded on the Over-The-Counter Bulletin Board System (OTCQB) under the ticker symbol SOMD.  However, for shares that have been issued and are restricted pursuant to SEC Rule 144 of the Securities Act of 1933 (the “Act”), there is presently no public or private market for such shares.  Such shares may only be offered or sold pursuant to registration under or an exemption from the Act and have not been registered under the Act, as amended, or any State securities laws and would be issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable.   Our business model requires that we obtain revenues from our online music mastering service, ProMaster HD, or by licensing our AfterMaster HD audio and selling AfterMaster HD chip proprietary technology to consumer device manufacturers.  There are no assurances that significant revenues from ProMaster and/or AfterMaster necessary for the Company to become break-even will occur. We expect our expenses to increase significantly as we continue to develop the infrastructure necessary to fully implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; implement our marketing plans; pursue further research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

Costs associated with designing, developing, manufacturing, marketing and developing the infrastructure we will need to support our customers will depend upon many factors, including the growth-rate of our online user base and the amount of engineering expertise needed to maintain and build our IP portfolio.  Therefore, we cannot now determine the amount by which our expenses will increase as we grow.

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

We are not subject to any dispute, claim or lawsuit or threatened lawsuit alleging the violation of intellectual property rights of a third party.  We believe AfterMaster and ProMaster HD are not in violation of any patents claimed by others.  To the extent that the Company is ever alleged to have violated a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could subject us to costly litigation and the diversion of our technical and management personnel. If we incur costly litigation and our personnel are not effectively deployed, the expenses and losses incurred will increase, and our profits, if any, will decrease.

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

These persons are critical to the overall management of AfterMaster as well as the development of our technology, our culture and our strategic direction.  We do not maintain any key-person life insurance policies.  The loss of any of our management or key personnel could seriously harm our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES.

We lease offices in Hollywood, California for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at June 30, 2015 were approximately $260,100.

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office and warehouse space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-by month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

ITEM 3. LEGAL PROCEEDINGS.

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

In November 2012, the Company entered into a finance agreement totaling $100,000 by its former CFO. Subsequently, the Company disagreed on the validity and terms of the agreement. The Lender filed suit in the state court in Dade County, Florida, seeking to enforce the agreement. The Company vigorously opposed the litigation and it was settled on for $17,500 on August 6, 2015.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 28, 2015, the Company held a special meeting of the shareholders. At the meeting, the shareholders approved (i) an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized common stock, par value $0.001, from one hundred million (100,000,000) to two hundred and fifty million (250,000,000) shares, (ii) authorizing the Company’s

Board of Directors to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at the discretion of the Board of Directors, at a ratio of three (3) shares of pre-split common stock into one (1) shares of common stock, and (iii) an amendment to the Company’s Certificate of Incorporation to change the name of the Company from Studio One Media, Inc. to AfterMaster, Inc. The Company has no current plans to reverse stock split its shares.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

AfterMaster’s Common Stock is traded on the Over-The-Counter Bulletin Board System (OTCBB) under the symbol “SOMD”.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

For the Fiscal Year Ending on June 30, 2015	High	Low
Quarter Ended June 30, 2015	0.92	0.51
Quarter Ended March 31, 2015	0.83	0.56
Quarter Ended December 31, 2014	0.94	0.42
Quarter Ended September 30, 2014	0.45	0.21

For the Fiscal Year Ending on June 30, 2014	High	Low
Quarter Ended June 30, 2014	0.27	0.23
Quarter Ended March 31, 2014	0.28	0.18
Quarter Ended December 31, 2013	0.33	0.22
Quarter Ended September 30, 2013	0.32	0.21

Stockholders

As of June 30, 2015, the number of stockholders of record according to our transfer agent was approximately 502.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of our Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of our Series B Convertible Preferred Stock, an 8% annual dividend is due and owing.  Pursuant to the terms of our Series A-1 Senior Convertible Redeemable Preferred Stock, a 6% annual dividend is due and owing.  As of June 30, 2015, we had not declared dividends on Series A, Series B or its Series A-1 Preferred Stock.  We have, however, for those shares of Series A-1 Preferred Stock that were converted, calculated the dividends through the date of conversion and issued shares of common stock in payment of those dividends.  The unpaid cumulative dividends totaled approximant $648,236.  See Note 8 of Notes to Consolidated Financial Statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities for Fiscal Years 2015 and 2014

Fiscal Year 2015

During fiscal year ended June 30, 2015, we accepted subscriptions for 12,017,259 shares of unregistered restricted shares of Common Stock at an average price per share of $0.36 for a total of $4,401,632.

Fiscal Year 2014

During fiscal year ended June 30, 2014, we accepted subscriptions for 9,591,750 shares of unregistered restricted shares of Common Stock at an average price per share of $0.10 for a total of $966,565.

ITEM 6 - SELECTED FINANCIAL DATA.

Not required by Form 10-K for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERSATIONS

Revenues

	Year Ended
	June 30,
	2015	2014
Session Revenues	$11,030	$36,192
AfterMaster Revenues	91,570	146,307
Licensing Revenues	200,000	-
Total Revenues	$302,600	$182,499

Our business model currently generates revenues from four primary sources:

1.	ProMaster HD online music mastering service designed for independent artists.
2.	AfterMaster mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer.
3.	AfterMaster chip optimizes the sound quality from any device, enhancing its fullness and clarity.
4.	AfterMaster Licensing

Revenues from AfterMaster Services resulted primarily from audio services provided to producers and artists on a contract basis. This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from on-line mastering downloads and the development of the AfterMaster software algorithm and chip.

AfterMaster Revenue for the fiscal year ended June 30, 2015 increased as compared to the comparable fiscal year ended June 30, 2014 due primarily increase in mastering, remastering of music and licensing.

Cost of Revenues

	Year Ended
	June 30,
	2015	2014
Cost of Sales (excluding depreciation and amortization)	$306,868	$381,780

Cost of revenues consists primarily of AfterMaster Studio Rent, Consultants, and Internet connectivity and excludes depreciation and amortization on the studios. The decrease in cost of sales for the fiscal year ended June 30, 2015 over the comparable fiscal year is attributable primarily discounting the use of the MyStudio Recording Studio.

Other Operating Expenses

	Year Ended
	June 30,
	2015	2014
Depreciation and Amortization Expense	$67,414	$114,330
General and Administrative Expenses	6,956,826	3,212,694
Total	$7,024,240	$3,327,024

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

The overall increase in general and administrative expenses are primarily a result of increase in research development and professional fees related to AfterMaster.

Professional fees, travel expenses, and office expenses increased from $746,867, $127,201, and $63,776 during the fiscal year ended June 30, 2015 to $4,787,166, $280,255, and $252,644 and during the fiscal year ended June 30, 2014.  The increase in professional fees is primarily attributable to our issuing more Common Stock and warrants to various employees and consultants for services rendered during the year.

Other Income and Expenses

	Year Ended
	June 30,
	2015	2014
Interest Expense	$(2,401,761)	$(1,579,617)
Derivative Expense	(524,518)	-
Change in Fair Value of Derivative	(1,545,181)	-
Gain (Loss) on Extinguishment of Debt	319,650	(25,787)
Impairment of assets	-	(202,206)
Total	$(4,151,810)	$(1,807,610)

The other income and expenses during the fiscal year ended June 30, 2015, totaling $4,151,810 of net expenses consisted almost entirely of interest and derivative expense.  During the comparable period in 2014, other income and expenses totaled $1,807,610.  Interest expense has increased primarily due to non-cash interest expense relating to warrants attached to recent debt issuances, as well as conversion features included in recent convertible debt issuances.  These additional borrowings have been used in the development of the AfterMaster HD.

Net Income (Loss)

	Year Ended
	June 30,
	2015	2014
Net Income (Loss)	$(11,180,318)	$(4,952,135)

Due to the Company’s cash position, we use our Common Stock and warrants to pay many employees, vendors and consultants as well as to raise capital through incentives attached to our debt offerings.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505-50 “Equity Based Payments to Non-employees”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large Stock base compensation of $2,527,056 and $1,206,885 for fiscal years ended June 30, 2015 and 2014, our net loss would have been $8,653,262 and $4,127,030 for fiscal years ended June 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $302,600 during the fiscal year ended June 30, 2015 as compared to $182,499 in the comparable period in 2014.  The Company has incurred losses since inception of $58,165,447.  At June 30, 2015, the Company had negative working capital of $13,027,775, which was a decrease in working capital of $6,443,236 from June 30, 2014.

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

As of June 30, 2015, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Revenue Recognition

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

The Company's revenues are generated from AfterMaster products and services, and licensing fees.  Revenues related to licensing fees generated per a term sheet with bBooth are recorded when payment is received as there is no current executed agreement in place and the term of use is indefinite, pursuant to which bBooth agreed to acquire exclusive rights to license certain technologies, intellectual property, and patents from AfterMaster.

Valuation of Long-lived Assets – Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates.

Stock-based Compensation – The Company follows the provisions of FASB ASC 718, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier. The Company uses the Black-Scholes pricing model for determining the fair value of stock-based compensation. The Company also follows the provisions of FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” which addresses the accounting and reporting for both the issuer (that is, the purchaser or grantor) and recipient (that is, the goods or service provider or grantee) for a subset of share-based payment transactions.

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

Derivative Liabilities - The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to August 14 2014 are derivative liabilities.

The Company values these convertible notes payable using the multinomial lattice method that values the derivative liability within the notes based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of and for the fiscal year ended June 30, 2015 and June 30, 2014 have been audited to the extent indicated in the report by Sadler, Gibb & Associates , independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

The aforementioned financial statements are presented in a separate section of this Report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2015 and June 30, 2014, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2015 and June 30, 2014, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2015 and June 30, 2015 were not effective, based on COSO’s framework.

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

Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2015.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

The Board of Directors (the “Board”) of Studio One Media, Inc. (the “Registrant”) received written notice of the resignation, effective July 28, 2015, of Kenneth R. Pinckard from his position on the Board and as the Vice President and General Counsel of the Registrant, including all Board committees and positions with the Registrant’s subsidiaries.

On July 27, 2015, the Board appointed David L. Reynolds to its Board of Directors and to the position of Chairman of the Company’s Audit Committee.

On August 28, 2015, Frank Perrotti resigned as Chairman and Director of Studio One Media, Inc. (the “Company”), Preston Shea resigned as President, Secretary and Director of the Company, and Barry Goldwater resigned as Director of the Company, all to pursue other business opportunities. The Company thanks Messrs. Mr. Perrotti, Goldwater and Shea for their service to the Company. Mr. Perrotti will serve on the Company’s Advisory Board.

Also on August 28, 2015, the Company’s Board of Directors appointed (i) Lawrence Ryckman as President, Chief Executive Officer (CEO), Interim Chairman and Director of the Company. Mr. Ryckman was appointed as a Director to fill one of the vacancies left by the Director resignations described above, and (ii) Mirella Chavez was appointed as Treasurer and Secretary of the Company.

On September 23, 2015, Lawrence Ryckman resigned as interim Chairman of the Board of Directors of Studio One Media, Inc. (the “Company”) only. Mr. Ryckman became interim Chairman on August 28, 2015, and upon his resignation from that position, Mr. Ryckman remains President, CEO, and a member of the Board of Directors of the Company.

On September 23, 2015, the Company’s Board of Directors of the Company appointed Robert Kite as a member of the Company’s Board of Directors to fill a vacancy on the Board.  Mr. Kite was also appointed Chairman of the Board of Directors.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of June 30, 2015 were as follows:

Name	Age	Position

Preston J. Shea	67	Director, President, CEO, Secretary
Mirella Chavez	31	CFO, Secretary, Treasurer
Kenneth R. Pinckard	69	Director, Legal Counsel
Barry M. Goldwater, Jr.	77	Director
Frank Perrotti, Jr.	76	Director, Chairman
Sheldon Yakus	70	Vice President
Matthew R. Long	49	Vice President

The directors and officers of our wholly-owned operating subsidiary, MyStudio, Inc., at June 30, 2015 were:

Name	Age	Position

Lawrence G. Ryckman	56	Director, President, CEO, Secretary
Kenneth R. Pinckard	69	Director, Vice President

The directors and officers of our wholly-owned operating subsidiary, AfterMaster HD Audio Labs, Inc., at June 30, 2015 were:

Name	Age	Position

Lawrence G. Ryckman	56	Director, President, CEO, Secretary
Kenneth R. Pinckard	69	Director, Vice President

The directors and senior executive officers of the Company as of filing date of September 28, 2015 were as follows:

Name	Age	Position

Lawrence G. Ryckman	56	Director, President, CEO
Mirella Chavez	31	CFO, Secretary, Treasurer
David L. Reynolds	58	Director,
Robert Kite	77	Director, Chairman

The directors and officers of our wholly-owned subsidiary, MyStudio, Inc., as of filing date of September 28, 2015 were:

Name	Age	Position

Lawrence G. Ryckman	56	Director, President, CEO, Secretary

The directors and officers of our wholly-owned operating subsidiary, AfterMaster HD Audio Labs, Inc., as of filing date of September 28, 2015 were:

Name	Age	Position

Lawrence G. Ryckman	56	Director, President, CEO, Secretary

The significant Employees of the Company as of filing date of September 28, 2015 were as follows:

Name	Position

Sheldon Yakus	Senior Vice President, Engineering
Matthew R. Long	Vice President, Video Production and Engineering
Ron Gillyard	Senior Vice President of Music and Marketing
Paul Wolff	Senior Vice President of Product Development

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

Lawrence (Larry) Ryckman is a Director and President and CEO of the Company. Mr. Ryckman was the Founder, President & CEO of AfterMaster HD Audio, Inc. and MyStudio, Inc., both wholly-owned subsidiaries of AfterMaster, Inc. He is an award-winning businessman with extensive experience in the music, audio and entertainment industries. He served as President & CEO of American Artists, Inc., a film, video and music production and distribution company; as Owner and President of the Calgary Stampeder Football Club of the Canadian Football League; and was Co-Founder, President & CEO of QSound, Inc., which develops proprietary audio technologies for the entertainment industry. QSound grew from a start-up to a NASDAQ-listed, internationally recognized participant in the entertainment audio technology industry with numerous patents. His personal mastering and corporate mixing credits include some of the most popular artists including Lady Gaga, Madonna, Michael Jackson, Sting and many others. Mr. Ryckman has negotiated partnerships with many national and international companies including ON Semiconductor, Simon Cowell’s “The X-Factor, Mark Burnett Productions, Guitar Center, JVC, Nintendo, Coca-Cola, Hard Rock International and the GRAMMY Foundation.

Robert Kite is a Director and Chairman of the Board of the Company. Mr. Kite is a graduate of Southern Methodist University and received a Bachelor of Arts in Business and a Bachelor of Science in Psychology and Political Science. Since 1981, Mr. Kite has served as President and Chief Operating Officer of KFC, Inc., and Managing Partner of KFT, LLP. Holdings in these companies include real estate, stocks and bonds, MRI clinics, residential housing and resort hotels. Mr. Kite has over 35 years of experience investing, consulting, and advising numerous small-cap and micro-cap public companies and has served on numerous Boards.

David L. Reynolds is a Director and Chairman of the Company’s Audit Committee. Mr. Reynolds is the Partner in Tax & Business Services division MARCUM LLP’s New Haven, Connecticut Accounting Services Group and also a Partner in the Assurance Services division. Prior to joining the firm in 1984 he was an auditor/investigator for a commodity futures exchange and held various accounting positions.  He is licensed in the State of Connecticut as a Certified Public Accountant (CPA) and holds a Certified Fraud Examiner (CFE) designation.

Sheldon “Shelly” Yakus is Senior Vice President, Audio Engineering.  He is a renowned music producer, audio engineer/mixer and recording studio designer. He has engineered and mixed recordings for some of the world’s best known artists including John Lennon, Stevie Nicks, Alice Cooper, Van Morrison, Tom Petty, Dire Straits, Blue Oyster Cult, Bob Seger, Amy Grant, Don Henley, U2 and Madonna. Known as “Golden Ears,” he is also widely respected for his expertise in recording studio design and acoustics. Mr. Yakus co-designed, equipped and supervised construction of the industry leading A&M Music recording studios in Los Angeles and served as vice-president of A&M studios. He was previously vice president of the Record Plant recording studios in New York and a partner at Tongue and Groove Studios in Philadelphia. The music that Mr. Yakus has engineered, produced or mixed has grossed over a billion dollars in sales and in 1999 he was nominated for induction into the Rock and Roll Hall of Fame. Mr. Yakus’ career and accomplishments are widely covered in publications such as Rolling Stone, Mix Magazine, Audio Engineer and Spin .

Mirella Chavez is Chief Financial Officer, Secretary and Treasurer of the Company. Ms. Chavez has a Bachelor of Science in Accounting and Marketing from DeVry University.  She has been with AfterMaster, Inc. since October 2006.

Paul Wolff  is Senior Vice President of Product Development. Paul has been intimately involved in the professional music and audio industries as an audio engineer and product designer and manufacturer of professional audio products for more than 35 years. He is known within the industry as an expert in engineering, electronic design, DSP processing, mechanical design and packaging for the audio industry. Paul owned and operated two highly coveted and successful audio product companies, API Audio and Tonelux. At API Audio, Paul designed, manufactured and marketed API’s legendary recording/mixing consoles to recording studios and production facilities worldwide. At Tonelux, Paul was responsible for the conceptual design, physical design, marketing and manufacturing of some of the world’s best sounding and most coveted audio recording and processing hardware components used in high end recording studios (equalizers, compressors, mixers, consoles, etc.). His equipment and technologies have been used in many of the worlds top recording and engineering studios for the production of hundreds of hit records.

Ron Gillyard is the Senior Vice President of Music and Marketing. A GRAMMY award winner, Ron Gillyard is a highly respected music industry veteran who has experience in all aspects of the music industry. Ron was formerly President of Urban Music at Interscope Records, Head of Urban Music at Clive Davis’, J Records and General Manager of Bad Boy Entertainment and Motown. Over the course of his career, Ron has worked with such artists as Stevie Wonder, Alicia Keys, Mary J. Blige, Sean “Diddy” Combs, 50 Cent and Eminem.

Matthew R. Long is Vice President, Video Production and Engineering.  Matt is an Emmy Award winner and has enjoyed an extensive career as a producer, director, editor, director of photography and writer for television, feature film and video productions.  Mr. Long is responsible for developing, producing and managing AfterMaster technology with film and video content.

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

On July 21, 2009, the Company approved a Directors and Officers Indemnity Agreement for its directors and principal officers.  It has since entered into agreements with Messrs. Barry M. Goldwater, Preston J. Shea, Kenneth R. Pinckard, Lawrence G. Ryckman, Sheldon Yakus, Matthew Long and Anna L. Madrid.  Subsequently, we entered into a similar agreement with former director Frank Perrotti, Jr.  A copy of the Directors and Officers Indemnity Agreement was attached as an exhibit to our Annual Report for the fiscal year ended June 30, 2009, filed October 15, 2009.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company’s directors and named executive officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. Based on a review of the public record, we believe that during the year ended June 30, 2015 and before, certain former Officers and Directors did not file the required reports on a timely basis under Section 16(a) of the Exchange Act. One Form 3 was filed for former director Barry M Goldwater Jr. on June 08, 2015, with respect to becoming a director on March 30, 2006; one Form 4 was filed for Barry M Goldwater Jr. on June 08, 2015; with respect to transactions occurring on December 21, 2007, August 29, 2007, November 18, 2008, June 11, 2009, July 22, 2009, November 20, 2009, December 23, 2009, January 22, 2010, April 23, 2010, July 22, 2010,October 08, 2010, December 30, 2010, March 01, 2011, May 05, 2011, July 25, 2011, November 03, 2011, November 19, 2012, February 22, 2013, May 08, 2013, July 22, 2013, October 22, 2013, January 28, 2014, April 16, 2014, May 06, 2014, July 18, 2014, February 12, 2015, and  May 04, 2015. One Form 3 was filed for officer Mirella Chavez on January 25, 2014, with respect to becoming a officer on April 26, 2013 One Form 3 was filed for former director Frank Jr. Perrotti on May 26, 2015, with respect to becoming a director on November 29, 2011; one Form 4 was filed for Frank Jr. Perrotti on May 26, 2015; with respect to transactions occurring on March 01, 2011, April 01, 2011, May 01, 2011, May 04, 2011, June 01, 2011, June 30, 2011, July 25, 2011, July 30, 2011, August 19, 2011, September 30, 2011, October 13, 2011, October 17, 2011, November 03, 2011, November 15, 2011, December 02, 2011, December 8, 2011, December 15, 2011, December 30, 2011, February 03, 2012, February 16, 2012, March 02, 2012, March 16, 2012, March 21, 2012, April 17, 2012, May 03, 2012, June 05, 2012, June 20, 2012, July 03, 2012, August 09, 2012, September 10, 2012, September 11, 2012, October 10, 2012, October 17, 2012, October 25, 2012, November 13, 2012, November 19, 2012, November 23, 2012, November 28, 2012, December 17, 2012, January 14, 2013, January 31, 2013, February 05, 2013, February 14, 2013, February 22, 2013, March 06, 2013, April 08, 2013, May 08, 2013, May 30, 2013, July 22, 2013, October 22, 2013, January 28, 2014, April 16, 2014, February 05, 2015, May 04, 2015, May 18, 2015, July 20, 2015. Former Director Joseph Desiderio, with respect to becoming a director on March 19, 2012 did not file a Form 3 or 4, and filed a Form 5 on January 28, 2015, detailing late filings for transactions on September 18, 2014, September 19, 2014, September 22, 2014, September 23, 2014, September 24, 2014, September 25, 2014September 26, 2014, September 29, 2014, September 30, 2014, October 01, 2014, October 02, 2014, October 06, 2014, October 07, 2014, October 08, 2014, October 09, 2014, October 10, 2014, October 13, 2014, October 14, 2014, October 15, 2014, October 16, 2015. No Form’s 3 or 4’s were filed by former Director, Preston Shea, during his tenure between February 9, 2004 and August 28, 2015 and no Form 3 or 4’s were filed by former Director, Kenneth Pinckard, during his tenure between March 30, 2006 and July 28, 2015.

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

Audit Committee

The Company’s Audit Committee consists of David Reynolds and Robert Kite. David Reynolds been designated by the Board or the Audit Committee as an “audit committee financial expert.”

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the Company’s officers for the last two fiscal years.

Long Term Compensation
Annual Compensation		Awards			Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Underlying Options/Shares ($)	LTIP Payout ($)	All Other Compensation ($)

Preston J. Shea,	2015	$-	$-	$-		$-	$-	$-
President, Secretary	2014	$-	$-	$-	$94,130	$-	$-	$-

Mirella Chavez,	2015	$80,000	$-	$-		$-	$-	$-
CFO	2014	$87,916	$-	$-	$106,527	$-	$-	$-

Kenneth R. Pinckard,	2015	$-	$-	$-		$-	$-
Vice-President, Treaurer	2014	$2,500	$-	$-	$94,130	$-	$-	$-

Sheldon Yakus,	2015	$88,167	$-	$-	$-	$-
Vice President	2014	$62,375	$-	$-	$-	$-	$-	$-

Matthew R. Long,	2015	$4,500	$-	$-	$-	$-	$-	$-
Vice President	2014	$15,583	$-	$-	$-	$-	$-	$-

Lawrence G. Ryckman,	2015	$243,465	$-	$-	$-	$-	$-	$-
President & CEO, MyStudio, Inc.
& AfterMaster HD
Audio Inc.	2014	$209,100	$-	$-	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year-End
Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Barry M. Goldwater Jr.	50,000	-	-	0.52	8/29/2017	-	-	-	-
	75,000	-	-	0.52	11/18/2018	-	-	-	-

Preston J. Shea	50,000	-	-	0.52	8/29/2017	-	-	-	-
	75,000	-	-	0.52	11/18/2018	-	-	-	-

Kenneth R. Pinckard	300,000	100,000	-	0.52	9/11/2019	-	-	-	-
	150,000	-	-	1.35	4/5/2021	-	-	-	-

Lawrence G. Ryckman	375,000	125,000	-	0.52	9/11/2019	-	-	-	-
	200,000	-	-	1.35	4/5/2021	-	-	-	-

Compensation of Directors

Our non-employee Directors receive reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.  Effective July 1, 2010, each Director receives restricted common shares valued at the greater of (i) fifteen thousand (15,000) shares of Common Stock, or (ii) such number of shares as shall be determined by dividing the sum of fifteen thousand dollars ($15,000) by the per share price calculated at seventy five percent (75%) of the average of the closing prices of the Company’s Common Stock for the ten (10) trading days prior to the date such payment is due, for each quarter year service to the Company.  Compensation for our directors for our last completed fiscal year is set forth below, with the exception of Directors who are also Officers whose compensation is disclosed above.

Director Compensation
	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name

Barry M. Goldwater Jr.	-	$121,540	$-	$-	$-	$-	$121,540

Frank Perrotti, Jr.	-	$121,540	$-	$-	$-	$-	$121,540

Employment and Related Agreements

The Company has no employment agreements with any of its current management.

Change in Control

The Company is not aware of any arrangements which may result in a change in control of the Company.

Equity Compensation Plans

As of June 30, 2015 our equity compensation plans were as follows:

2009 Long-Term Stock Incentive Plan

On June 10, 2009, the Board of Directors approved the 2009 Long-Term Stock Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan was to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company’s Common Stock was reserved for issuance under stock options to be issued under the 2009 Plan.  The Plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options and Restricted Stock Awards.  The 2009 Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2011, the Company had granted options to fifteen employees to purchase, in the aggregate, 727,000 shares of the Company’s Common Stock.  The exercise period for each of the grants was two to five years from the date of grant and the average exercise price was $0.88.  During the year ended June 30, 2010, one employee exercised the option to purchase 28,571 shares for $10,000.  During the year ended June 30, 2011, one employee exercised the option to purchase 20,000 shares for $10,400, or $0.52 per share. During the year ended June 30, 2013, 85,000 shares expired. No Grants were made under the Plan during the fiscal year ended June 30, 2013. During the year ended June 30, 2014, 257,000 shares expired and 25,000 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2014 was 381,429 at an average exercise price of $0.87 per share. During the year ended June 30, 2015, 301,429 shares expired and 0 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2015 was 80,000 at an average exercise price of $0.66 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2015, concerning shares of the Company’s Common Stock held by (1) each stockholder known to own beneficially more than five percent of the Common Stock as of June 30, 2015, with the number of outstanding shares at 95,280,257 (2) each of the Directors, (3) each of the executive officers, and (4) all of the Directors and executive officers as a group:

Beneficial Owner	Title of Class	Number of Shares	Percent of Class (1)
Mirella Chavez	Direct (3)	1,021,125	1.08%
5911 W Shangri La
Glendale, AZ 85301
Barry M. Goldwater Jr.	Direct (2)	1,207,042	1.28%
3219 E. Camelback Rd., #552
Phoenix, AZ 85018
Matthew R. Long	Direct (3)	115,000	0.12%
17197 N 54th Avenue
Glendale, AZ 85308
Frank Perrotti, Jr.	Direct (1)(2)	10,067,496	10.64%
305 Spruce Bank Road
Hamden, CT 06518
Kenneth R. Pinckard	Direct (2) (3)	2,178,888	2.30%
3104 E. Camelback Rd. #245
Phoenix, AZ 85016
Lawrence G. Ryckman	Indirect (1)	7,434,807	7.86%
20202 Pacific Coast Highway, #5
Malibu, California 90265
Preston J. Shea	Direct (2) (3)	862,310	0.91%
1 Youge Street, Suite 1801
Toronto, ON Canada M5E 1W7
Sheldon Yakus	Direct (3)	245,797	0.26%
1778 Lantana Drive
Miden, NV 89423
Officers and Directors as a Group		23,132,465	24.44%

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

2.
The above table is based on 95,280,257 shares of Common Stock outstanding as of June 30, 2015 plus options to purchase 1,150,000 shares of Common Stock granted to various directors and officers.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 90 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

3.	Includes Options to purchase 125,000 shares of Common Stock.

4.	Includes Options to purchase 400,000 shares of Common Stock.

5.	Includes Options to purchase 500,000 shares of Common Stock.

6.	Includes Option to purchase 125,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From February 2010 to April 2013, the Company issued convertible notes to a related party for $3,675,000. The note bears an average interest rate of 11.34% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.

November 03, 2011, the Company issued convertible notes to a related party for $250,000. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.40 per share.

From April 2011 to October 2011, the Company issued convertible notes to a related party for $575,000. The note bears an average interest rate of 14% per annum.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2015 and 2014:

	2015	2014
Audit Fees (1)	$116,000	$89,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total Fees	$116,000	$89,000

1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended June 30, 2015 and 2014 and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-Q for those fiscal years.

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

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2015 and 2014.

No “audit-related,” “tax” and “all other” services in 2015 or 2014, as defined above, were approved by the Audit Committee in reliance on the de minimums exception to the preapproval requirements under federal securities laws and regulations.

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

ITEM 15. EXHIBITS

The following Exhibits are incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation, dated May 12, 1988. (a)
3.1	Certificate of Amendment of Articles of Incorporation of Dimensional Visions Incorporated, dated January 16, 2006. (f)
3.2	Certificate of Amendment of Articles of Incorporation of Elevation Media, Inc., dated March 24, 2006. (f)
3.2	Bylaws. (a)
3.3	Certificate of Amendment of Certificate of Incorporation of Dimensional Visions Incorporated dated January 22, 2004. (f)
4.1	Certificate of Designation of Series A Convertible Preferred Stock, dated December 12, 1992. (a)
4.1	Form of Warrant issued to Participants in 2007 Private Placements. (g)
4.2	Certificate of Designation of Series B Convertible Preferred Stock, dated December 22, 1993. (a)
4.3	Certificate of Designation of Series P Convertible Preferred Stock, dated September 11, 1995. (a)
4.4	Certificate of Designation of Series S Convertible Preferred Stock, dated August 28, 1995. (a)
4.5	Certificate of Designation of Series C Convertible Preferred Stock, dated November 2, 1995. (a)
4.6	Certificate of Designation of Series D and Series E Convertible Preferred Stock, dated August 25, 1999. (a)
4.7	Form of Warrant Agreement to Debt Holders, dated January 15, 1998. (a)
4.8	Form of Warrant Agreement to Debt Holders, dated April 8, 1998. (a)
4.9	Form of Warrant Agreement to Participants in Private Placement, dated April 8, 1998. (a)
4.10	Pledge Agreement with Dale Riker and Russ Ritchie, dated January 11, 2001. (b)
4.11	Investment Agreement with Swartz Private Equity, LLC, dated December 13, 2000. (b)
4.12	Merrill Lynch Portfolio Reserve Loan and Collateral Account Agreement, dated January 12, 2002. (b)
10.1	1996 Equity Incentive Plan. (a)
10.1	Stock Purchase Agreement between Studio One Entertainment, Inc. and Dimensional Visions Incorporated, dated March 29, 2006 (g)
10.2	1999 Stock Option Plan. (a)
10.2	Exchange Agreement between AfterMaster, Inc., and Studio One Entertainment, Inc., dated April 16, 2007. (g)
10.3	Employment Agreement with John D. McPhilimy, dated January 1, 2001. (c)
10.3	Accord and Satisfaction between Dimensional Visions, Inc. and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC, dated October 11, 2006. (g)
10.4	Employment Agreement with Bruce D. Sandig, dated July 1, 2001. (c)
10.5	Settlement Agreement and Release between the Company and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC, dated April 30, 2003. (d)
10.6	2009 Long-Term Incentive Plan.
10.7	Form of Directors and Officers Indemnity Agreement.
14	Dimensional Visions, Inc. Code of Ethics. (e)
21.1	Subsidiaries of the Registrant (h)

(a)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, dated June 19, 2000 (Registration No. 333-30368).
(b)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, dated July 10, 2001 (Registration No. 333-56804).
(c)	Incorporated by reference from the Company’s Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002.
(d)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2003, filed October 15, 2003.
(e)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2004, filed November 15, 2004.
(f)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2006, filed September 29, 2006.
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

AFTERMASTER, INC.

Date: September 28, 2015	By:	/s/ Larry Ryckman
Larry Ryckman
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Ryckman	President and Director	September 28, 2015
Larry Ryckman	(Principal Executive Officer)

/s/ Mirella Chavez	Chief Financial Officer	September 28, 2015
Mirella Chavez

/s/ David Reynolds	Director	September 28, 2015
David Reynolds

/s/ Robert Kite	Director	September 28, 2015
Robert Kite

AFTERMASTER, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Studio One Media, Inc.

We have audited the accompanying consolidated balance sheet of Studio One Media, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Studio One Media, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio One Media, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements, the Company has incurred losses since inception and has a negative working capital as of June 30, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the footnotes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
September 28, 2015

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)
Consolidated Balance Sheets
	June 30,	June 30,
	2015	2014

ASSETS

Current Assets
Cash	$2,185,702	$77,876
Accounts receivable	4,500	3,400
Prepaid expenses	3,319,258	20,499

Total Current Assets	5,509,460	101,775

Property and equipment, net	169,954	133,730
Property and equipment, yet to be placed in service	-	31,250

Intangible assets, net	22,853	11,990

Note receivable	10,000	-
Deposits	13,675	107,057
Prepaid expenses, net of current	1,092,038	-

Total Assets	$6,817,980	$385,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$344,451	$951,563
Accrued interest	93,762	74,483
Deferred revenue	2,500	3,500
Consulting services - related party	82,267	278,568
Lease payable	36,426	30,768
Derivative Liability	12,814,941	-
Notes payable - related party	625,000	610,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of discount of $0 and $1,761 , repectively	3,925,000	3,932,239
Convertible notes payable, net of discount of $0 and $161,043, repectively	572,400	764,705

Total Current Liabilities	18,537,235	6,686,314

Long-Term Liabilities
Lease Payable, net of current portion	-	55,374

Total Liabilities	18,537,235	6,741,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 616,000 and 696,000 shares issued and outstanding, respectively	616	696
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001; 95,280,257 and 70,296,203 shares issued
and outstanding, respectively	95,287	70,297
Subscription payable	35,000	-
Additional paid In capital	46,314,765	40,557,726
Accumulated Deficit	(58,165,447)	(46,985,129)

Total Stockholders' Deficit	(11,719,255)	(6,355,886)

Total Liabilities and Stockholders' Deficit	$6,817,980	$385,802

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2015	2014

REVENUES
Session Revenues	$11,030	$36,192
AfterMaster Revenues	91,570	146,307
Licensing Revenues	200,000	-
Total Revenues	302,600	182,499

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	306,868	381,780
Depreciation and Amortization Expense	67,414	114,330
General and Administrative Expenses	6,956,826	3,212,694

Total Costs and Expenses	7,331,108	3,708,804

Loss from Operations	(7,028,508)	(3,526,305)

Other Expense
Interest Expense	(2,401,761)	(1,579,617)
Derivative Expense	(524,518)	-
Change in Fair Value of Derivative	(1,545,181)	-
Gain (Loss) on Extinguishment of Debt	319,650	(25,787)
Impairment of assets	-	(202,206)

Total Other Expense	(4,151,810)	(1,807,610)

Loss Before Income Taxes	(11,180,318)	(5,333,915)

NET LOSS	$(11,180,318)	$(5,333,915)

Preferred Stock Accretion and Dividends	(64,140)	(68,064)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(11,244,458)	$(5,401,979)

Basic and Diluted Loss Per Share of Common Stock	$(0.13)	$(0.09)

Weighted Average Number of Shares Outstanding	83,438,960	60,147,906

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional			Total
	Preferred Stock		Common Stock		Paid In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity

Balance, June 30, 2013	1,220,044	$1,220	51,244,242	$51,243	$36,564,046	$-	$(41,651,214)	$(5,034,705)

Common Stock Sold for Cash, net of offering costs of $15,935	-	-	9,951,750	9,952	956,613	-	-	966,565

Share-Based Compensation to Directors and Employees- Common shares	-	-	2,272,495	2,272	614,518	-	-	616,790

Share-Based Compensation for Consulting Services and Rent	-	-	1,862,399	1,862	466,530	-	-	468,392

Common stock issued as incentive with Convertible debt	-	-	229,250	230	46,053	-	-	46,283

Common stock issued for conversion of debt	-	-	1,271,534	1,272	125,881	-	-	127,153

Common stock issued for conversion of cashless warrants/options	-	-	43,758	44	(44)	-	-	-

Common stock issued for interest expense	-	-	3,040,775	3,041	769,268	-	-	772,309

Common stock issued to extend the maturity dates on debt	-	-	380,000	381	104,844	-	-	105,225

Beneficial Conversion Feature	-	-	-	-	620,226	-	-	620,226

Share-Based Compensation - Warrants and options	-	-	-	-	289,791	-	-	289,791

Net loss for the year ended June 30, 2014	-	-	-	-	-	-	(5,333,915)	(5,333,915)

Balance, June 30, 2014	1,220,044	$1,220	70,296,203	$70,297	$40,557,726	$-	$(46,985,129)	$(6,355,886)

Common Stock Sold for Cash, net of offering costs of $286,720	-	-	12,017,259	12,017	4,354,615	35,000	-	4,401,632

Share-Based Compensation to Directors and Employees- Common shares	-	-	2,934,804	2,940	1,028,000	-	-	1,030,940

Total Stock Issued for Consulting Services and Rent	-	-	385,221	385	165,973	-	-	166,358

Common stock issued as incentive with Convertible debt	-	-	43,500	45	10,216	-	-	10,261

Common stock issued for conversion of debt	-	-	5,889,105	5,889	737,196	-	-	743,085

Common stock issued for cash conversion of warrants/options	-	-	750,000	750	149,250	-	-	150,000

Common stock issued for conversion of cashless preferred stock and dividends	(80,000)	(80)	214,119	214	43,638	-	-	43,772

Common stock issued for interest expense	-	-	2,700,046	2,700	1,739,351	-	-	1,742,051

Common stock issued to extend the maturity dates on debt	-	-	50,000	50	15,700	-	-	15,750

Beneficial conversion feature	-	-	-	-	527,000	-	-	527,000

Derivative liability	-	-	-	-	(4,343,658)	-	-	(4,343,658)

Share-Based Compensation - Warrants and options	-	-	-	-	1,329,758	-	-	1,329,758

Net loss for the year ended June 30, 2015	-	-	-	-	-	-	(11,180,318)	(11,180,318)

Balance, June 30, 2015	1,140,044	$1,140	95,280,257	$95,287	$46,314,765	$35,000	$(58,165,447)	$(11,719,255)

The accompanying notes are an integral part of these consolidated financial statements.

(FORMERLY STUDIO ONE MEDIA, INC.)
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2015	2014

OPERATING ACTIVITIES

Net Loss	$(11,180,318)	$(5,333,915)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	67,415	114,330
Share-based compensation - Common Stock	1,030,940	616,790
Share-based compensation - warrants	1,329,758	289,791
Common stock issued for services and rent	166,358	468,392
Common stock issued as incentive with Convertible debt	10,261	20,446
Common stock issued for preferred dividends	15,255	-
Common stock issued to extend the maturity dates on debt	15,750	105,225
Amortization of debt discount and issuance costs	659,803	635,602
(Gain)/Loss on extinguishment of debt	(319,650)	25,837
Penalties accrued on convertible notes	-	120,348
Derivative expense	524,518	-
Gain (loss) on derivative	1,545,181	-
Impairment on long lived assets and intangibles	-	202,206
Changes in Operating Assets and Liabilities:
Other receivables	(11,099)	12,840
Other assets	2,104,169	53,220
Accounts payable and accrued expenses and deferred revenue	1,232,822	1,086,176

Net Cash Used in Operating Activities	(2,808,837)	(1,582,712)

INVESTING ACTIVITIES

Purchase of property and equipment	(83,253)	(58,500)

Net Cash Used in Investing Activities	(83,253)	(58,500)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $286,720 and $15,935, respectively	4,516,632	966,565
Proceeds from notes payable - related party	50,000	44,000
Proceeds from convertible notes payable	527,000	624,000
Repayments of convertible notes payable	(9,000)	(72,000)
Repayments of notes payable	(35,000)
Lease Payable	(49,716)	(8,735)

Net Cash Provided by Financing Activities	4,999,916	1,553,830

NET INCREASE (DECREASE) IN CASH	2,107,826	(87,382)
CASH AT BEGINNING OF PERIOD	77,876	165,258

CASH AT END OF PERIOD	$2,185,702	$77,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$6,881	$918

NON CASH FINANCING ACTIVITIES:
Common Stock issued to extinguish debt and liabilities	$-	$-
Conversion of notes and Interest into common stock	$2,485,137	127,153
Conversion of preferred stock for common stock	$160	$-
Common Stock and warrants issued for prepaid services	$-	$28,000
Common Stock and warrants issued for interest	$527,000	$607,000
Finders fee payable	$35,000	$-
Conversion of Derivative Liability	$462,983	$-
Derivative Liability	$11,208,225	$-
Warrants and beneficial conversion feature on issuance of convertible debt	$-	$1,392,535

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AfterMaster, Inc., formerly Studio One Media, Inc. (the “Company” or “AfterMaster”) was originally organized in Delaware on May 12, 1988, as Dimensional Visions Group, Ltd. The name was changed on January 15, 1998 to Dimensional Visions Incorporated. On February 8, 2006, it changed its name to Elevation Media, Inc., and on March 28, 2006 the Company’s name was changed to Studio One Media, Inc. as part of its overall plan to implement its revised business plan.

In April 2006, the Company entered into an agreement to purchase MyStudio HD Recording Studios, Inc. (formerly known as Studio One Entertainment, Inc.), a privately-held Scottsdale, Arizona-based company that designed and manufactured the recording studios currently in use by the Company (the “MyStudio Agreement”).

On April 17, 2007, the Company announced that it had finalized the reverse merger of MyStudio HD Recording Studios, Inc. through an all-stock transaction. The purchase was pursuant to an agreement entered into by the companies dated March 29, 2006. The reverse merger included the exchange of 7,000,000 restricted Common Shares of AfterMaster, Inc. for 100% of the issued and outstanding shares of MyStudio HD Recording Studios, Inc. The substance of the transaction resulted in a reverse merger wherein MyStudio HD Recording Studios, Inc. became the accounting acquirer of AfterMaster. Therefore, historical financial data reflects the operations and accumulated deficit of MyStudio HD Recording Studios, Inc. The transaction essentially is a recapitalization of MyStudio HD Recording Studios, Inc. The reverse merger includes all right, title and interest to MyStudio HD Recording Studio, Inc.’s proprietary interactive recording studios, business plan and intellectual property, including pending patents, foreign patent rights and federal trademark applications. MyStudio, Inc. continues to operate as a wholly owned subsidiary of AfterMaster. Accordingly, the financial statements present on a consolidated basis the operations of AfterMaster and MyStudio HD Recording Studios, Inc., as well it’s other wholly-owned subsidiary, AfterMaster HD Audio, Inc.

Accounting Basis
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a June 30 fiscal year end.

Principles of Consolidation
The consolidated financial statements include the accounts of AfterMaster and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of June 30, 2015 and 2014, the Company’s cash balances were within the FDIC insurance coverage limits.

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s financial instruments mainly consist of cash, receivables, current assets, accounts payable and accrued expenses and debt. The carrying amounts of its cash, receivables, current asserts, accounts payable, accrued expenses and current debt approximates fair value due to the Short-Term nature of these instruments. The debt consists of lease payable and notes payables, the lease payables, which is due 24 months after June 30, 2015, therefore its carrying amount also approximates fair value.

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

For the year ended June 30, 2015 there were no customers that accounted for a material portion of total revenues, and 2014 there was no customer that accounted for a material portion of total revenues.

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

The Company's revenues are generated from AfterMaster products and services, and licensing fees. Revenues related to licensing fees generated per a term sheet with bBooth are recorded when payment is received as there is no current executed agreement in place and the term of use is indefinite, pursuant to which bBooth agreed to acquire exclusive rights to license certain technologies, intellectual property, and patents from AfterMaster. The key terms of the letter agreement consist of the following:

•
bBooth agreed to pay the Company $1,250,000 over 18 months, for a conditional perpetual license of intellectual property (including related patents and other assets), of which, to date, $200,000 has been received;

•	bBooth agreed to grant 600,000 shares of our common stock to Studio One, which shares where received subsequent to year end on September 3, 2015 and;
•
upon full receipt of the $1,250,000 cash consideration, bBooth will have the option to purchase  six complete MyStudio booths, one fully operational mobile studio and truck, and an interest in its MyStudio TV show, for nominal additional consideration.

The letter agreement with Studio One is intended to be superseded by a definitive license agreements, which the Company expect to execute within 60 days of the date of this annual report. The balance of the $1,250,000 cash consideration will be payable as follows: $200,000 will be payable on execution of the definitive license agreements; $100,000 will be payable on the date that is 90 days following the execution of such agreements; $250,000 will be payable on the date that is 180 days following the execution of such agreements; $250,000 will be payable on the date that is nine months following the execution of such agreements; and $250,000 will be payable on or before the date that is 18 months following the execution of such agreements.

Cost of Revenues
The Company’s cost of revenues includes studio lease expense, employee costs, and other nominal amounts.  Depreciation is not included within cost of sales.

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, Accounting for Research and Development Costs. The Company incurred research and development expenses of $67,742 and $31,450 during the years ended June 30, 2015 and 2014, respectively.

Advertising Expenses
The Company expenses advertising costs in the period in which they are incurred. Advertising expenses were $1,389 and $85,810 for the years ended June 30, 2015 and 2014, respectively, and have been included within general and administrative expenses.

Share-Based Compensation
The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation.

The Company also follows the provisions of FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” which addresses the accounting and reporting for both the issuer (that is, the purchaser or grantor) and recipient (that is, the goods or service provider or grantee) for a subset of share-based payment transactions. ASC 505-50 requires equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Derivative Liabilities - The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to August 14 2014 are derivative liabilities.

The Company values these convertible notes payable using the multinomial lattice method that values the derivative liability within the notes based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the years ended June 30, 2015 and 2014 of $64,141 and $68,064, respectively.

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

For the years ended June 30, 2015 and 2014, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 28,028,612 and 15,895,075 at June 30, 2015 and 2014, respectively.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2012 to 2015 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $58,165,447, negative working capital of $13,027,775, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following as of June 30, 2015 and 2014:

	2015	2014
Furniture and Office Equipment	$28,812	$25,912
Office Equipment and Computers	233,564	233,564
Studios	185,824	123,324
Vehicles	60,524	60,524
Leasehold Improvements	21,072	23,472
Computer Software	56,232	56,166
Accumulated Depreciation	(416,074)	(357,982)
Net Property and Equipment	$169,954	$164,980

The Company also had $0 and $31,250 in equipment that was yet to be placed in service as of June 30, 2015 and 2014, respectively.  Depreciation expense for the years ended June 30, 2015 and 2014 was $58,092 and $104,127, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following on June 30, 2015 and June 30, 2014:

	2015	2014
Patterns and Molds	$18,916	$18,916
Website Costs	120,595	100,410
Video Backgrounds	16,172	16,172
Accumulated Amortization	(132,830)	(123,508)
Intangible Assets, Net	$22,853	$11,990

Amortization expense for the years ended June 30, 2015 and 2014 was $9,322 and $10,193, respectively.  The Company’s future estimated amortization for the above intangible assets are as follows:

Year	Amortization
2016	$5,860
2017	5,844
2018	5,844
2019	4,488
2020	817
Total	$22,853

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses as of June 30, 2015 and 2014 follows:

	2015	2014
Accounts Payable	$344,451	$951,563
Accrued Interest	93,762	74,483
Deferred Revenue	2,500	3,500
Consulting Services-Related Party	82,267	278,568
Total	$522,980	$1,308,113

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of June 30, 2015 and 2014, respectively:

	June 30,	June 30,
	2015	2014

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 and $1,761 as of June 30, 2015 and 2014, respectively.	$3,925,000	$3,924,439
$9,000 face value,of which all of the note has been paid back.	-	7,800
Total convertible notes payable – related parties	3,925,000	3,932,239
Less current portion	3,925,000	3,932,239
Convertible notes payable – related parties, long-term	$-	$-

The notes were amended on June 30, 2014 to extend the maturity date to September 30, 2014, amended again on September 30, 2014 to December 31, 2014, amended again on December 31, 2014 to June 30, 2015, amended again on June 30, 2015 to August 31, 2015 and amended again August 28, 2015 to September 30, 2015. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of June 30, 2015, and 2014, respectively:

	June 30,	June 30,
	2015	2014

$100,000 face value, of which $100,000 has been converted.	$-	$100,000
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 and $0 as of June 30, 2015 and June 30, 2014, respectively.	15,000	15,000
$75,000 face value, of which $75,000 has been converted.	-	75,000
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $0 and $0 as of June 30, 2015 and June 30, 2014, respectively.	50,000	50,000
$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $0 and $0 as of June 30, 2015 and June 30, 2014, respectively.	10,000	10,000
$50,000 face value of which $9,600 was converted leaving a $40,400 face value, issued in November 2012, interest rate of 10%, matures in November 2013 and an additional penalties were added to the principal of $120,348 bringing the face value to $160,748, which were forgiven subsequent to 2015 as part of a settlement agreement, net of unamortized discount of $0 and $0 as of June 30, 2015 and June 30, 2014, respectively.	40,400	160,748
$30,000 face value, issued in February 2013, interest rate of 0%, matures in November 2013, net of unamortized discount of $0 and $0 as of June 30, 2015 and June 30, 2014, respectively.	30,000	30,000
$20,000 face value, issued in April 2013, interest rate of -0-%, matures in October 2013, net of unamortized discount of $0 and $0 as of June 30, 2015 and June 30, 2014, respectively.	20,000	20,000
$100,000 face value, of which $100,000 has been converted.	-	100,000
$50,000 face value, of which $50,000 has been converted.	-	50,000
$50,000 face value, of which $50,000 has been converted.	-	50,000
$50,000 face value, of which $50,000 has been converted.	-	46,132
$30,000 face value, issued in March 2014, interest rate of 0%, matures in September 2014, net of unamortized discount of $0 and $7,011 as of June 30, 2015 and June 30, 2014, respectively.	30,000	22,989
$20,000 face value, of which $20,000 has been converted.	-	20,000
$25,000 face value, of which $25,000 has been converted.	-	9,563
$15,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 and $14,098 as of June 30, 2015 and June 30, 2014, respectively.	15,000	902
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 and $18,798 as of June 30, 2015 and June 30, 2014, respectively.	20,000	1,202
$30,000 face value, of which $30,000 has been converted.	-	1,967
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 and $18,798 as of June 30, 2015 and June 30, 2014, respectively.	20,000	1,202
$25,000 face value, issued in June 2014, interest rate of 6%, matures September 2014, net unamortized discount of $0 and $25,000 as of June 30, 2015 and June 30, 2014, respectively.	25,000	-
$15,000 face value, of which $15,000 has been converted.	-	-
$10,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $0 as of June 30, 2015.	10,000	-
$10,000 face value, of which $10,000 was converted.	-	-
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $0 as of June 30, 2015.	7,000	-
$5,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $0 as of June 30, 2015.	5,000	-
$10,000 face value, of which $10,000 was converted.	-	-
$25,000 face value, of which $25,000 was converted.	-	-
$10,000 face value, of which $10,000 was converted.	-	-
$30,000 face value, of which $30,000 was converted.	-	-
$100,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 as of June 30, 2015.	100,000	-
$100,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 as of June 30, 2015.	100,000	-
$40,000 face value, of which $40,000 was converted.	-	-

$40,000 face value, of which $40,000 was converted.	-	-
$40,000 face value, issued in October 2014, interest rate of 6%, matures January 2015, net unamortized discount of $40,000 as of June 30, 2015.	40,000	-
$25,000 face value, of which $25,000 has been converted.	-	-
$25,000 face value, of which $25,000 has been converted.	-	-
$35,000 face value, issued in November 2014, interest rate of 6%, matures January 2015, net unamortized discount of $0 as of June 30, 2015.	35,000	-
Total convertible notes payable – non-related parties	572,400	764,705
Less current portion	572,400	764,705
Convertible notes payable – non-related parties, long-term	$-	$-

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

In conjunction with the note, the Company issued to the holder 5,000 shares of restricted Common Stock. The Company booked a debt discount related to the derivative liability of $10,000.

On August 22, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on September 22, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.15 per share. On September 30, 2014, the note holder elected to convert the entire note of $25,000 and $160 in accrued interest.

In conjunction with the note, the Company issued to the holder 12,500 shares of restricted Common Stock. The Company booked a debt discount related to the derivative liability of $25,000.

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

On September 10, 2014, the Company issued a convertible note to an unrelated individual for $30,000 that matures on December 5, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The Company booked a debt discount related to the derivative liability of $30,000.

On September 11, 2014, the Company issued a convertible note to an unrelated individual for $100,000 that matures on December 11, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The Company booked a debt discount related to the derivative liability of $100,000.

On September 19, 2014, the Company issued a convertible note to an unrelated individual for $100,000 that matures on December 19, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The Company booked a debt discount related to the derivative liability of $100,000.

On September 30, 2014, the Company issued a convertible note to an unrelated individual for $40,000 that matures on December 29, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. Company booked a debt discount related to the derivative liability of $40,000.

On October 3, 2014, the Company issued a convertible note to an unrelated individual for $40,000 that matures on December 2, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The Company booked a debt discount related to the derivative liability of $40,000.

On October 6, 2014, the Company issued a convertible note to an unrelated individual for $40,000 that matures on January 6, 2015. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The Company booked a debt discount related to the derivative liability of $40,000.

On October 20, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on April 20, 2015. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The Company booked a debt discount related to the derivative liability of $25,000. On October 24, 2014, the note holder elected to convert the entire note of $25,000.

On October 16, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on January 16, 2015. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The Company booked a debt discount related to the derivative liability of $25,000.

On November 24, 2014, the Company issued a convertible note to an unrelated individual for $35,000 that matures on May 24, 2015. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.35 per share. The Company booked a debt discount related to the derivative liability of $35,000.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of June 30, 2015 and 2014:

	June 30,	June 30,
	2015	2014

Various term notes with total face value of $610,000 issued from April 11 to January 2014, interest rates range from 0% to 15%, net of unamortized discount of $0 as of June 30, 2015 and June 30, 2014, respectively, of which $35,000 has been paid.	$575,000	$610,000
Face value of $50,000, issued in December 2014, matures in January 2015, note bears interest at 0%.	50,000	-
Total notes payable – related parties	625,000	610,000
Less current portion	625,000	610,000
Notes payable - related parties, long term	$-	$-

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of June 30, 2015 and 2014:

	June 30,	June 30,
	2014	2014
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 7 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	616,000	684,251
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	1,140,044	$1,168,350

The Company's Series A Convertible Preferred Stock ("Series A Preferred") is convertible into Common Stock at the rate of 0.025 share of Common stock for each share of the Series A Preferred. Dividends of $0.50 per share annually from date of issue, are payable from retained earnings, but have not been declared or paid.

The Company’s Series A-1 Senior Convertible Redeemable Preferred Stock (“Series A-1 Preferred”) is convertible at the rate of 2 shares of Common Stock per share of Series A-1 Preferred. Preferred Shares may be redeemed by the Company at any time after the second anniversary date of their issue by Studio One at the price of $5.00 per share. The dividend rate of the Series A-1 Senior Convertible Redeemable Preferred Stock is 6% per share per annum in cash, or commencing on June 30, 2009 in shares of the Company’s Common Stock (at the option of the Company).

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the fiscal years ended June 30, 2015 and 2014 the Company issued -0- shares of Series A-1 Preferred Stock for $-0- in cash, net of $-0- of issuance costs, respectively. The Company had three conversions of 80,000 shares of Series A-1 Preferred Stock for 160,000 shares of Common Stock, and issued 43,772 shares of Common Stock of payment of $18,988 in accrued dividends.

During the fiscal years ended June 30, 2015 and 2014, the outstanding Preferred Stock accumulated $64,410 and $68,064 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of June 30, 2015 were approximately $648,236.

NOTE 8 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 95,280,257 and 70,296,203 were issued outstanding as of June 30, 2015 and 2014, respectively. The Company subsequently amended its articles of incorporation on August 28, 2015 to increase the number of authorized shares to 250,000,000, see footnote 15. The activity surrounding the issuances of the Common Stock is as follows:

Fiscal Year Ended June 30, 2015

The Company issued 12,767,259 common shares for net cash proceeds of $4,551,632. The Company paid as offering costs $286,720 in cash offering costs, of which, $35,000 remained payable as of June 30, 2015. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds and an increase in professional fees. Attached to the Common Shares, the Company issued 12,017,259 warrants to purchase shares of the Company’s Common Stock. The Company recognized $1,329,758 for the amortization of warrants issued in prior periods.

The Company also issued 43,500 shares of Common Stock as incentive to notes valued at $10,261 to extend terms on two convertible notes payable and recorded $527,000 in beneficial conversion features related to new issuances of debt.

The Company also issued 5,889,105 shares of Common Stock for the conversion of notes and accrued interest valued at $743,085.

The Company also issued 160,000 shares of Common Stock for the conversion of 80,000 shares of Series A-1 Preferred Stock and issued 54,119 shares of Common Stock of payment of $43,772 in accrued dividends.

The Company issued 385,221 shares of Common Stock as payment for services and rent valued at $166,358.

As share-based compensation to employees and non-employees, the Company issued 2,934,804 shares of common stock valued at $1,030,940, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 2,700,046 shares of common stock valued at $1,742,051 based on the market price on the date of issuance.

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

Stock Purchase Options

During the fiscal year ended June 30, 2015, the Company did not issue any stock purchase options.

During the fiscal year ended June 30, 2014, the Company issued 25,000 stock purchase options for a value of $6,045.  The Company did recognize $10,713 in employee stock option expense during the fiscal year ended June 30, 2014 for options vested during the period that were issued in prior periods.

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(301,429)	(0.52)	-	-	(156,743)
Outstanding as of June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2013	613,429	$0.85	$1.20	1.95	$522,843
Granted	25,000	0.15	0.24	5.00	3,750
Exercised	-	-	-	-	-
Cancelled/Expired	(257,000)	(1.23)	-	-	(316,950)
Outstanding as of June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643

Stock Purchase Warrants

During the fiscal year ended June 30, 2015, the Company issued warrants to purchase a total of 26,434,199. The Company issued 50,000 warrants in conjunction to extended two convertible note payables and issued 5,876,133 warrants in conjunction to a consulting agreement entered into in July 2014 and 150,000 warrants issued in conjunction with a financial advisory agreement entered into on January 2015. The Company also issued 1,000,000 warrants related to the bBooth agreements which were expensed during the current year.  The company also issued 8,657,701 warrants as part of a private placement to extend the terms during the period, which were converted for cash proceed of $75,000 in exchange for 750,000 shares of common stock. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	2015	2014
Expected volatility	71-142%	113-132%
Expected dividends	0%	0%
Expected term	.25-10 Years	2-10 Years
Risk-free interest rate	0.00-2.35%	0.35-1.75%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2015.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2014	8,332,579	$0.76	$0.70	2.96	$6,370,432
Granted	26,464,199	0.24	0.25	5.56	9,821,607
Exercised	(750,000)	-	-	-	(160,000)
Cancelled/Expired	(2,065,000)	-	-	-	(2,446,750)
Outstanding as of June 30, 2015	31,981,778	$0.76	$0.70	2.96	$13,585,289

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2014.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2013	7,530,063	$0.67	$2.45	4.17	$4,770,713
Granted	1,366,016	1.30	0.23	5.00	1,774,467
Exercised	(65,000)	(0.25)	0.14	-	(16,250)
Cancelled/Expired	(498,500)	(0.70)	-	-	(158,498)
Outstanding as of June 30, 2014	8,332,579	$0.76	$0.70	2.96	$6,370,432

NOTE 10 – INCOME TAXES

The components of the income tax (benefit) provision are as follows:

As of
	June 30,	June 30,
	2015	2014
Current
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred
Federal	-	-
State	-	-
Total Deferred	-	-

Income tax provision	$-	$-

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	As of
	June 30,	June 30,
	2015	2014
Income tax benefit based on federal statutory rate	$(3,187,000)	$(1,123,000)
State income tax benefit, net of federal income tax	(516,000)	(444,000)
Change in deferred tax valuation allowance	3,703,000	1,567,000
Other, net	-	-
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of
	June 30,	June 30,
	2015	2014
Deferred tax assets:
Debt extinguishment	$-	$918,000
Impairment of fixed assets	-	604,000
Domestic net operating loss carryforwards	11,345,000	9,828,000
Total gross deferred tax assets	11,345,000	11,350,000

Less valuation allowance on deferred tax assets	(11,345,000)	(11,350,000)
Net deferred tax assets	-	-

Deferred tax liabilities:
Deferred costs	-	-

Total deferred tax liabilities	-	-
Net deferred taxes	$-	$-

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

As of June 30, 2015 and 2014, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $24.7 million and $26.4 million, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future year subject to limitations of Section 382 of the Internal Revenue Code for federal income and Arizona tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.  If not utilized, the federal and state net operating loss carry-forwards will begin expiring in 2015.

NOTE 11 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2015, and 2014. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $(1,545,181) and $0, and derivative expense of $524,518 and $0 during the fiscal years ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and 2014, the fair market value of the derivatives aggregated $12,814,941 and $0, respectively, using the following assumptions: estimated 10-0.10 year term, estimated volatility of 141.46 -70.62%, and a discount rate of 2.35-0.00%.

NOTE 12 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$12,814,941	$-	$12,814,941

Liabilities measured at fair value on a recurring basis at June 30, 2014, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-

Fair value is calculated using the multinomial lattice method.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

In November 2012, the Company entered into a finance agreement totaling $100,000 by its former CFO. Subsequently, the Company disagreed on the validity and terms of the agreement. The Lender filed suit in the state court in Dade County, Florida, seeking to enforce the agreement. The Company vigorously opposed the litigation and it was settled the outstanding balance as of June 30, 2015 of $210,748 in principal and $32,241 in accrued interest for $17,500 on August 6, 2015.

Lease Agreements
We lease offices in Hollywood, California for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at June 30, 2015 were approximately $260,100.

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office and warehouse space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-by month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

Rent expense for the year ended June 30, 2015 was $258,796, of which $175,399 was paid in cash and $83,397 was paid in Common Stock.  Rent expense for the year ended June 30, 2014 was $282,453, of which $202,287 was paid in cash and $80,166 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2015	$107,493
2016	110,877
Thereafter	56,430
Total	$274,800

Other
The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2015 were approximately $648,236.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2014 and 2015.

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On July 1, 2015, the Company issued 100,000 warrants that have an exercise price of $.25 over a five year period as part of an employment agreement. The warrants were valued using Black-Scholes pricing model under the assumptions of: an expected volatility of 247.01%, Expected dividends of 0, expected term of 5 years, stock price of $.70, and risk-free rate of 1.70%. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants was $60,784, which was recorded as an expense and included in the derivative liability.

On July 30, 2015, the Company issued 53,115 shares of Common stock as part of debt conversion of a note dated July 18, 2014 for $5,000 of principal and $312 of accrued interest converted at $.10 per share.

On July 30, 2015, the Company issued 106,329 shares of Common stock as part of debt conversion of a note dated July 10, 2014 for $10,000 of principal and $633 of accrued interest converted at $.10 per share.

On August 28, 2015, the Company held a special meeting of the shareholders. At the meeting, the shareholders approved the following:

(i)
An amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized common stock, par value $0.001, from one hundred million (100,000,000) to two hundred and fifty million (250,000,000) shares,

(ii)
To authorize the Company’s Board of Directors to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of three (3) shares of pre-split common stock into one (1) shares of common stock at their discretion. The Company has no plan to effect a reverse stock split at this time.

(iii)	An amendment to the Company’s Certificate of Incorporation to change the name of the Company from Studio One Media, Inc. to AfterMaster, Inc.

On August 28, 2015, the Company issued 150,000 shares of Common stock as part of an Investor Relation Agreement valued at $75,000 according to market price of $.50 per share. The Company recorded the issuances as a prepaid expense to be amortized over a six month period.

On September 3, 2015, the Company received 600,000 shares of bBooth stock as part of an Asset License term sheet with bBooth valued as an available for sale security at $3 per share for a total value of $1,800,000.