Form 10-Q/A
period 2014-09-30
AFTERMASTER, INC.
filed 2015-10-14
CIK 836809

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

☐ Yes    ☒ No

At September 30, 2015, the number of shares outstanding of Common Stock, $0.001 par value, was 95,640,101 shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 11, 2014 (the "Quarterly Report"), is to add derivative liabilities due to an error in sequencing which began on August 15, 2014 when the company became contingently obligated to potentially issue shares of common stock in excess of the 100 million shares authorized under the Company's certificate of incorporation Consequently, the ability to settle these obligations with common shares would have be unavailable causing these obligations to potentially be settled in cash during that period. This condition creates a derivative liability.

The obligations related to the derivative liabilities outlined above were extinguished on August 28, 2015, pursuant to a vote by a majority of shareholders, which raised the Company's authorized capital from 100 million to 250 million.

The Company also recognized licensing revenues related to licensing fees generated per a term sheet with bBooth that were initially recorded as deferred revenue but should have been recorded when payments were received as there is no current definitive executed agreement in place. Therefore, the term of use is currently characterized as not definitive and revenues are recorded as received for the licensing of certain technologies, intellectual property, and patents from AfterMaster.

No other changes have been made to the Quarterly Report except as noted above. This Amendment No. 1 to the Quarterly Reports speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that the cover page, Note 2 - Correction of Interim Condensed Financial Statements, Note 5 - Notes Payable, Note 7 – Common Stock, and Note 9 – Financial Instruments have  been updated to reflect the amount of issuable shares of common stock, and the change regarding accounts receivable has been made.

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2014	2014
	(Re-stated and undaudited)
ASSETS

Current Assets
Cash	$323,680	$77,876
Other receivable	785	3,400
Other current assets	9,111	20,499

Total Current Assets	333,576	101,775

Property and equipment, net	104,388	133,730
Property and equipment, yet to be placed in service	62,500	31,250

Intangible assets, net	16,976	11,990

Other Assets
Deposits	115,557	107,057
Other assets	185,658	-

Total Other Long-term Assets	301,215	107,057

Total Assets	$818,655	$385,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$845,022	$951,563
Accrued interest	91,253	74,483
Deferred revenue	6,000	3,500
Consulting services - related party	133,568	278,568
Lease payable	30,768	30,768
Derivative Liability	389,970	-
Notes payable - related party	610,000	610,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of dicount of $0 and $1,761 , repectively	3,930,000	3,932,239
Convertible notes payable, net of dicount of $272,943 and $161,043, repectively	634,805	764,705

Total Current Liabilities	6,711,874	6,686,314

Long-Term Liabilities
Lease Payable, net of current portion	46,854	55,374
Convertible related party notes payable, net of dicount of $0 and $561, repectively	-	-

Total Liabilities	6,758,728	6,741,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 696,000 shares issued and outstanding	696	696
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares,
par value $0.001; 79,447,357 and 70,296,203 shares issued
and outstanding, respectively	79,450	70,297
Additional paid In capital	42,397,839	40,557,726
Accumulated Deficit	(48,418,582)	(46,985,129)

Total Stockholders' Deficit	(5,940,073)	(6,355,886)

Total Liabilities and Stockholders' Deficit	$818,655	$385,802

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Three Months Ended
	September 30,
	2014	2013
	(Re-stated and unaudited)	(Unaudited)
REVENUES
Session Revenues	$1,420	$20,682
AfterMaster Revenues	27,740	34,434
Licensing Revenues	200,000	-
Total Revenues	229,160	55,116

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	83,177	84,942
Depreciation and Amortization Expense	34,356	27,914
General and Administrative Expenses	900,925	788,080

Total Costs and Expenses	1,018,458	900,936

Loss from Operations	(789,298)	(845,820)

Other Expense
Interest Expense	(528,348)	(403,191)
Derivative Expense	(59,745)	-
Change in Fair Value of Derivative	(27,545)	-
Gain (Loss) on Extinguishment of Debt	(28,517)	-
Impairment of assets	-	(45,676)

Total Other Expense	(644,155)	(448,867)

Loss Before Income Taxes	(1,433,453)	(1,294,687)

NET LOSS	$(1,433,453)	$(1,294,687)

Preferred Stock Accretion and Dividends	(17,016)	(17,016)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,450,469)	$(1,311,703)

Basic and Diluted Loss Per Share of Common Stock	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding	74,870,162	52,803,773

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2014	2013
	(Re-stated and unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Loss	$(1,433,453)	$(1,294,687)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	33,072	27,914
Share-based compensation - Common Stock	285,745	167,139
Share-based compensation - warrants	510,662	47,469
Common stock issued for services and rent	63,015	86,771
Common stock issued as incentive with Convertible debt	10,261	-
Common stock issued to extend the maturity dates on debt	15,750	-
Amortization of debt discount and issuance costs	221,860	113,494
Derivative expense	59,745	-
(Gain) loss on derivative	27,545	-
(Gain)/Loss on extinguishment of debt	28,517	-
Impairment on long lived assets and intangibles	-	45,676
Changes in Operating Assets and Liabilities:
Other receivables	2,615	(3,625)
Other assets	(182,770)	75,578
Accounts payable and accrued expenses and deferred revenue	3,226	291,826

Net Cash Used in Operating Activities	(354,210)	(442,445)

INVESTING ACTIVITIES

Purchase of property and equipment	(39,966)	(9,035)

Net Cash Used in Investing Activities	(39,966)	(9,035)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $9,500 and $15,935, respectively	290,500	276,065
Proceeds from notes payable - related party	-	-
Proceeds from convertible notes payable - related party	-	-
Proceeds from convertible notes payable	362,000	160,000
Repayments of convertible notes payable	(8,520)	(6,000)
Lease Payable	(4,000)	-

Net Cash Provided by Financing Activities	639,980	430,065

NET INCREASE (DECREASE) IN CASH	245,804	(21,415)
CASH AT BEGINNING OF PERIOD	77,876	165,258

CASH AT END OF PERIOD	$323,680	$143,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$918	$612

NON CASH FINANCING ACTIVITIES:
Conversion of Notes and Interest into common stock	$585,496	-
Common Stock and warrants issued for prepaid services	$-	$28,000
Common Stock and warrants issued for interest	$362,000	$201,265
Derivative Liability	$324,654	$-
Warrants and beneficial conversion feature on issuance of convertible debt	$-	$126,000

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

NOTE 2 –CORRECTION OF INTERM CONDENSED FINANCIAL STATEMENTS

This Amendment No. 1 corrects our previously issued interim consolidated financial statements for the three months ended September 30, 2014, to add derivative liabilities due to an error in sequencing which began on August 15, 2014 when the company became contingently obligated to issue shares of common stock in excess of the 100 million authorized under the Company's certificate of incorporation. Consequently, the ability to settle these obligations with common shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability and recognition of deferred revenue related to licensing revenue. The correcting adjustments increased the derivative liability by $389,970, increase in derivative expense by $59,745, increase in loss on derivative instruments by $27,545, an increase in additional paid in capital by $302,680, decreases deferred revenue by $200,000, and increase licensing revenue by $200,000. We have restated the three months ended September 30, 2014, because we concluded the corrections were material to the interim condensed financial statements.

The effects of these corrections on the interim consolidated financial statements were:

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

September 30,
2014
As Reported
Derivative Liability	$-
Deferred revenue	206,000
Total Current Liabilities	$6,521,904
Total Liabilities	$6,568,758
Additional paid In capital	42,700,519
Accumulated Deficit	(48,531,292)
Total Stockholders' Deficit	(5,750,103)
Correction
Derivative Liability	$389,970
Deferred revenue	(200,000)
Total Current Liabilities	$189,970
Total Liabilities	$189,970
Additional paid In capital	(302,680)
Accumulated Deficit	112,710
Total Stockholders' Deficit	(189,970)
As Corrected
Derivative Liability	$389,970
Deferred revenue	6,000
Total Current Liabilities	$6,711,874
Total Liabilities	$6,758,728
Additional paid In capital	42,397,839
Accumulated Deficit	(48,418,582)
Total Stockholders' Deficit	(5,940,073)

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

NOTE 2 –CORRECTION OF INTERM CONDENSED FINANCIAL STATEMENTS- continued

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations (Unaudited)

For the Three
Months Ended
September 30,
2014
As Reported
Licensing Revenues	-
Other Expense
Derivative Expense	-
Change in Fair Value of Derivative	-
Total Other Expense	(556,865)
Loss Before Income Taxes	(1,546,163)
NET LOSS	$(1,546,163)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,563,179)
Correction
Licensing Revenues	200,000
Other Expense
Derivative Expense	(59,745)
Change in Fair Value of Derivative	(27,545)
Total Other Expense	(87,290)
Loss Before Income Taxes	112,710
NET LOSS	$112,710
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$112,710
As Corrected
Licensing Revenues	200,000
Other Expense
Derivative Expense	(59,745)
Change in Fair Value of Derivative	(27,545)
Total Other Expense	(644,155)
Loss Before Income Taxes	(1,433,453)
NET LOSS	$(1,433,453)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,450,469)

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows (Unaudited)

September 30,
2014
As Reported
OPERATING ACTIVITIES
Net Loss	$(1,546,163)
Derivative expense	-
(Gain) loss on derivative	-
Accounts payable and accrued expenses and deferred revenue	203,226
NON CASH FINANCING ACTIVITIES:
Derivative Liability	$-
Correction
OPERATING ACTIVITIES
Net Loss	$112,710
Derivative expense	59,745
(Gain) loss on derivative	27,545
Accounts payable and accrued expenses and deferred revenue	(200,000)
NON CASH FINANCING ACTIVITIES:
Derivative Liability	$324,654
As Corrected
OPERATING ACTIVITIES
Net Loss	$(1,433,453)
Derivative expense	59,745
(Gain) loss on derivative	27,545
Accounts payable and accrued expenses and deferred revenue	3,226
NON CASH FINANCING ACTIVITIES:
Derivative Liability	$324,654

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $48,418,582 and currently has revenues which are insufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

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

Derivative Liabilities
In connection with the private placement of certain convertible instruments beginning in August 15, 2014, the Company became contingently obligated to issue shares of common stock in excess of the 100 million authorized under the Company's certificate of incorporation. Consequently, the ability to settle these obligations with common shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to August 14, 2014 are derivative liabilities.

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

Reclassification
Certain amounts disclosed in prior periods have been reclassified to conform to current presentation. Such reclassifications are for presentation purposes only and have no effect on the Company’s net loss or financial position in any of the periods presented. The Company has made adjustments to the Income Statement and Cashflows Statement in impairment of assets and disposal of assets, respectively.

NOTE 5 – NOTES PAYABLE

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

NOTE 5 – NOTES PAYABLE - continued

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

NOTE 5 – NOTES PAYABLE - continued

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

NOTE 5 – NOTES PAYABLE - continued

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

NOTE 5 – NOTES PAYABLE - continued

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

NOTE 5 – NOTES PAYABLE - continued

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

NOTE 6 – CONVERTIBLE PREFERRED STOCK

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

NOTE 6 – CONVERTIBLE PREFERRED STOCK - continued

During the three months ended September 30, 2014, the outstanding Preferred Stock accumulated $17,016 in dividends; in three months ended September 30, 2013 it accumulated $17,016 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears through September 30, 2014 were approximately $669,889.

NOTE 7 – COMMON STOCK

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

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	September 30,	June 30,
	2014	2014
Expected volatility	113-132%	113-132%
Expected dividends	0%	0%
Expected term	2-10 Years	2-10 Years
Risk-free interest rate	0.35-1.75%	0.35-1.75%

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three months ended September 30, 2014.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2013	8,332,579	$0.76	$0.70	2.96	$6,370,432
Granted	3,300,000	0.53	0.15	2.20	712,500
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of September 30, 2014	11,632,579	$0.61	$0.55	2.54	$7,082,932

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

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2014. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of (27,545) and $0 and derivative expense of $59,745 and $0 during the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, and June 30, 2014, the fair market value of the derivatives aggregated $389,970 and $0, respectively, using the following assumptions: estimated 5-.08-year term, estimated volatility of 107.26-61.11%, and a discount rate of 1.75-0.02%.

NOTE 10 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2015, are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Fair value of derivative	$-	$389,399	$-	$389,399

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2013 and September 30, 2014

NOTE 10 – FAIR VALUE MEASUREMENTS - continued

Liabilities measured at fair value on a recurring basis at June 30, 2014, are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
(In thousands)
Fair value of derivative	$-	$-	$-	$-

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

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2014	$26,055
2015	-
Thereafter	-
Total	$26,055

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

On September 30, 2014, the Company entered into an agreement to license its proprietary MyStudio related technologies and merge its MyStudio operations with bBooth, Inc. The agreement represents the largest licensing agreement for the Company to date, providing for a minimum of $1,550,000 in revenues over 18 months, of which the company has recognized $200,000 in revenues as of September 30, 2014. The Company's MyStudio HD recording studios will be re-branded as bBooth's and MyStudio related operating costs will be transitioned to bBooth.

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

Results of Operations

Revenues
	Three Months Ended
	September 30,
	2014	2013
Session Revenues	$1,420	$20,682
AfterMaster Revenues	27,740	34,434
Licensing Revenues	200,000	-
Total Revenues	$229,160	$55,116

 Our business model currently generates revenues from three primary sources:

1.	ProMaster HD online music mastering service designed for independent artists.

2.	AfterMaster mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer.

Revenues from AfterMaster Services resulted primarily from audio services provided to producers and artists on a contract basis. This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from pay-per-play downloads.

The revenue for the three months ended September 30, 2014 increased to $229,160 from $55,116 over the comparable three month period ended September 30, 2013 due primarily to an increase in licensing revenue related to the bBooth agreement offset by a decrease use of the MyStudio Studios and model studio to prepare for the Bbooth merger of the MyStudio operations.

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

Other Income and Expenses

	Three Months Ended
	September 30,
	2014	2013
Interest Expense	$(528,348)	$(403,191)
Derivative Expense	(59,745)	-
Change in Fair Value of Derivative	(27,545)	-
Loss on Extinguishment of Debt	(28,517)	-
Impairment of assets	-	(45,676)
Total	$(644,155)	$(448,867)

The other income and expenses during the quarter ended September 30, 2014, totaling $(644,155) of net expenses, which consists of interest expense, derivative expense, change in fair value of derivative, and Loss on extinguishment of debt. During the comparable period in 2013, other income and expenses totaled $(448,867). Interest has increased due to additional borrowings used to develop AfterMaster HD and ProMaster HD.

Net Loss

	Three Months Ended
	September 30,
	2014	2013
Net Loss	$(1,433,453)	$(1,294,687)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $229,160 during the three months ended September 30, 2014 as compared to $55,116 in the comparable quarter of 2013.  The Company has incurred losses since inception of $48,418,582.  At September 30, 2014, the Company has negative working capital of $6,378,298, which was an increase in working capital of $206,241 from June 30, 2014.  The increase in the working capital was primarily an increase in derivative liabilities and due to lower cash balances and additional short-term borrowings.

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

STUDIO ONE MEDIA, INC.

Date: October 14, 2015	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STUDIO ONE MEDIA, INC.

Date: October 14, 2015	By:	/s/ Preston J. Shea
Preston J. Shea,
Title: Director, President, Chief Executive Officer, Secretary

STUDIO ONE MEDIA, INC.

Date: October 14, 2015	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer