Form 10-Q/A
period 2014-12-31
AFTERMASTER, INC.
filed 2015-10-14
CIK 836809

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2014, filed with the Securities and Exchange Commission on February 17, 2015 (the "Quarterly Report"), is to add derivative liabilities due to an error in sequencing which begun on August 15, 2014 when the company became contingently obligated to potentially issue shares of common stock in excess of the 100 million shares authorized under the Company's certificate of incorporation. Consequently, the ability to settle these obligations with common shares would have be unavailable causing these obligations to potentially be settled in cash during that period. This condition creates a derivative liability.

The obligations related to the derivative liabilities outlined above were extinguished on August 28, 2015, pursuant to a vote by a majority of shareholders, which raise the Company's authorized capital from 100 million to 250 million.

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

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets
	December 31,	June 30,
	2014	2014
	(Re-stated and unaudited)
ASSETS

Current Assets
Cash	$580,412	$77,876
Accounts receivable	31,779	3,400
Other current assets	9,111	20,499

Total Current Assets	621,302	101,775

Property and equipment, net	99,271	133,730
Property and equipment, yet to be placed in service	93,750	31,250

Intangible assets, net	34,742	11,990

Other Assets
Deposits	122,307	107,057
Other assets	41,877	-

Total Other Long-term Assets	164,184	107,057

Total Assets	$1,013,249	$385,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$712,670	$951,563
Accrued interest	96,766	74,483
Deferred revenue	6,000	3,500
Consulting services - related party	122,127	278,568
Derivative liability	2,078,509	-
Lease payable	30,768	30,768
Notes payable - related party	625,000	610,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of discount of $0 and $1,761 , respectively	3,925,000	3,932,239
Convertible notes payable, net of discount of $35,005 and $161,043, respectively	837,743	764,705

Total Current Liabilities	8,475,071	6,686,314

Long-Term Liabilities

Lease Payable, net of current portion	41,699	55,374

Total Liabilities	8,516,770	6,741,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 641,000 and 696,000 shares issued and outstanding, respectively	641	696
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares,
par value $0.001; 85,571,925 and 70,296,203 shares issued
and outstanding, respectively	85,577	70,297
Additional paid In capital	44,849,775	40,557,726
Accumulated Deficit	(52,440,038)	(46,985,129)
Accumulated other comprehensive gain	-	-

Total Stockholders' Deficit	(7,503,521)	(6,355,886)

Total Liabilities and Stockholders' Deficit	$1,013,249	$385,802

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Re-stated and unaudited)	(Unaudited)	(Re-stated and unaudited)	(Unaudited)
REVENUES
Session Revenues	$2,310	$6,240	$3,730	$26,922
AfterMaster Revenues	24,505	36,459	52,245	70,893
Licensing Revenues	-	-	200,000	-
Total Revenues	26,815	42,699	255,975	97,815

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	84,444	122,915	167,621	207,857
Depreciation and Amortization Expense	9,537	26,880	43,893	54,794
General and Administrative Expenses	1,600,667	797,494	2,501,592	1,585,574

Total Costs and Expenses	1,694,648	947,289	2,713,106	1,848,225

Loss from Operations	(1,667,833)	(904,590)	(2,457,131)	(1,750,410)

Other Expense
Interest Expense	(1,561,649)	(395,066)	(2,089,997)	(798,257)
Derivative Expense	(66,381)	-	(126,126)	-
Change in Fair Value of Derivative	(725,593)	-	(753,138)	-
Gain (Loss) on Extinguishment of Debt	-	27,713	(28,517)	27,713
Impairment of assets	-	-	-	(45,676)

Total Other Expense	(2,353,623)	(367,353)	(2,997,778)	(816,220)

Loss Before Income Taxes	(4,021,456)	(1,271,943)	(5,454,909)	(2,566,630)

NET LOSS	$(4,021,456)	$(1,271,943)	$(5,454,909)	$(2,566,630)

Preferred Stock Accretion and Dividends	(15,881)	(17,016)	(32,897)	(34,032)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,037,337)	$(1,288,959)	$(5,487,806)	$(2,600,662)

Basic and Diluted Loss Per Share of Common Stock	$(0.05)	$(0.02)	$(0.07)	$(0.05)

Weighted Average Number of Shares Outstanding	82,078,713	58,416,841	78,474,438	55,464,433

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
	2014	2013
	(Re-stated and unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Loss	$(5,454,909)	$(2,566,630)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	42,608	54,794
Share-based compensation - Common Stock	516,485	379,566
Share-based compensation - warrants	1,275,119	114,626
Common stock issued for services and rent	129,259	264,961
Common stock issued as incentive with Convertible debt	10,261	-
Common stock issued for preferred dividends	12,923	-
Common stock issued to extend the maturity dates on debt	15,750	-
Amortization of debt discount and issuance costs	624,798	254,160
Derivative expense	126,126	-
(Gain) loss on derivative	753,138	-
(Gain)/Loss on extinguishment of debt	28,517	-
Impairment on long lived assets and intangibles	-	45,676
Changes in Operating Assets and Liabilities:
Other receivables	(38,379)	(6,381)
Other assets	(25,739)	107,734
Accounts payable and accrued expenses and deferred revenue	1,001,680	474,289

Net Cash Used in Operating Activities	(982,363)	(877,205)

INVESTING ACTIVITIES

Purchase of property and equipment	(93,401)	(9,836)

Net Cash Used in Investing Activities	(93,401)	(9,836)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $20,125 and $15,935, respectively	1,058,975	581,565
Proceeds from notes payable - related party	50,000	-
Proceeds from convertible notes payable	527,000	225,000
Repayments of convertible notes payable	(9,000)	(8,000)
Repayments of notes payable	(35,000)
Lease Payable	(13,675)	-

Net Cash Provided by Financing Activities	1,578,300	798,565

NET INCREASE (DECREASE) IN CASH	502,536	(88,476)
CASH AT BEGINNING OF PERIOD	77,876	165,258

CASH AT END OF PERIOD	$580,412	$76,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$918	$612

NON CASH FINANCING ACTIVITIES:
Conversion of notes and Interest into common stock	$1,922,230	-
Conversion of warrants for common stock	$10,000	$-
Conversion of preferred stock for common stock	$100	$-
Common Stock and warrants issued for prepaid services	$-	$28,000
Common Stock and warrants issued for interest	$527,000	$251,000
Warrants and beneficial conversion feature on issuance of convertible debt	$-	$408,441
Initial derivative liability	$1,277,474	$-
Conversion of derivative liability	$(78,230)	$-
Derivative liability	$1,199,245	$-

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

NOTE 2 –CORRECTION OF INTERIM CONDENSED FINANCIAL STATEMENTS

This Amendment No. 1 corrects our previously issued interim consolidated financial statements for the six months ended December 31, 2014, to add derivative liabilities due to an error in sequencing which begun on August 15, 2014 when the company became contingently obligated to issue shares of common stock in excess of the 100 million authorized under the Company's certificate of incorporation and to recognize deferred revenue related to licensing revenue. Consequently, the ability to settle these obligations with common shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.  The correcting adjustments increased the derivative liability by $2,078,509, increase in derivative expense by $126,126, increase in loss on derivative instruments by $753,138, and an increase in additional paid in capital by $1,199,245. We have restated the three and six months ended December 31, 2014, because we concluded the corrections were material to the interim condensed financial statements.

The effects of these corrections on the interim consolidated financial statements were:

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets
December 31,
2014
As Reported
Derivative liability	-
Deferred revenue	206,000
Total Current Liabilities	6,596,562
Total Liabilities	6,638,261
Additional paid in capital	46,049,020
Accumulated Deficit	(51,760,774)
Total Stockholders' Deficit	(5,625,012)
Total Liabilities and Stockholders' Deficit	$1,013,249
Correction
Derivative liability	2,078,509
Deferred revenue	(200,000)
Total Current Liabilities	1,878,509
Total Liabilities	1,878,509
Additional paid in capital	(1,199,245)
Accumulated Deficit	(679,264)
Total Stockholders' Deficit	(1,878,509)
Total Liabilities and Stockholders' Deficit	$-
As Corrected
Derivative liability	2,078,509
Deferred revenue	6,000
Total Current Liabilities	8,475,071
Total Liabilities	8,516,770
Additional paid in capital	44,849,775
Accumulated Deficit	(52,440,038)
Total Stockholders' Deficit	(7,503,521)
Total Liabilities and Stockholders' Deficit	$1,013,249

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 2 –CORRECTION OF INTERIM CONDENSED FINANCIAL STATEMENTS - continued

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations (Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2014	2014
As Reported
Licensing Revenues	-	-
Other Expense
Derivative Expense	-	-
Change in Fair Value of Derivative	-	-
Total Other Expense	(1,561,649)	(2,118,514)
Loss Before Income Taxes	(3,229,482)	(4,775,645)
NET LOSS	$(3,229,482)	$(4,775,645)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,245,363)	$(4,808,542)
Basic and Diluted Loss Per Share of Common Stock	$(0.04)	$(0.06)
Correction
Licensing Revenues	-	200,000
Other Expense
Derivative Expense	(66,381)	(126,126)
Change in Fair Value of Derivative	(725,593)	(753,138)
Total Other Expense	(791,974)	(879,264)
Loss Before Income Taxes	(791,974)	(879,264)
NET LOSS	$(791,974)	$(879,264)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(791,974)	$(879,264)
Basic and Diluted Loss Per Share of Common Stock	$(0.01)	$(0.01)
As Corrected
Licensing Revenues	-	200,000
Other Expense
Derivative Expense	(66,381)	(126,126)
Change in Fair Value of Derivative	(725,593)	(753,138)
Total Other Expense	(2,353,623)	(2,997,778)
Loss Before Income Taxes	(4,021,456)	(5,454,909)
NET LOSS	$(4,021,456)	$(5,454,909)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,037,337)	$(5,487,806)
Basic and Diluted Loss Per Share of Common Stock	$(0.05)	$(0.07)

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows (Unaudited)

December 31,
2014
As Reported
OPERATING ACTIVITIES
Net Loss	$(4,775,645)
Derivative expense	-
(Gain) loss on derivative	-
Accounts payable and accrued expenses and deferred revenue	1,201,680
NON CASH FINANCING ACTIVITIES:
Derivative liability	$-
Correction
OPERATING ACTIVITIES
Net Loss	$(679,264)
Derivative expense	126,126
(Gain) loss on derivative	753,138
Accounts payable and accrued expenses and deferred revenue	(200,000)
NON CASH FINANCING ACTIVITIES:
Derivative liability	$1,199,245
As Corrected
OPERATING ACTIVITIES
Net Loss	$(5,454,909)
Derivative expense	126,126
(Gain) loss on derivative	753,138
Accounts payable and accrued expenses and deferred revenue	1,001,680
NON CASH FINANCING ACTIVITIES:
Derivative liability	$1,199,245

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $52,440,038 and currently has revenues which are insufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Fair Value Instruments
Cash and available for sale securities are the Company’s only financial assets or liability required to be recognized at fair value and is measured using quoted prices for active markets for identical assets (Level 1 fair value hierarchy).  The carrying amounts reported in the balance sheets for notes receivable, available-for-sale-securities, accounts payable, and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 5 – NOTES PAYABLE - continued

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

NOTE 5 – NOTES PAYABLE - continued

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

NOTE 5 – NOTES PAYABLE - continued

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

NOTE 5 – NOTES PAYABLE - continued

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
December 31, 2014 and June 30, 2014

NOTE 6 – CONVERTIBLE PREFERRED STOCK - continued

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
December 31, 2014 and June 30, 2014

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

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

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2014. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of (753,138) and $0 and derivative expense of $66,381 and $0 and $126,126 and $0 during the three and six months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, and June 30, 2014, the fair market value of the derivatives aggregated $2,078,509 and $0, respectively, using the following assumptions: estimated 5-.08-year term, estimated volatility of 109.59-61.11%, and a discount rate of 1.75-0.01%.

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

STUDIO ONE MEDIA, INC.
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE 10 – FAIR VALUE MEASUREMENTS - continued

Liabilities measured at fair value on a recurring basis at December 31, 2014, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$2,078,509	$-	$2,078,509

Liabilities measured at fair value on a recurring basis at June 30, 2014, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$-	$-

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
December 31, 2014 and June 30, 2014

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

Other
The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 2014 were approximately $686,905.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2013 and 2014.

NOTE 12 - SUBSEQUENT EVENTS

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

·
The Company will be paid $1,250,000 in cash over 18 months for a conditional perpetual license of its MyStudio-related intellectual property (including related patents); of the total cash consideration, $200,000 has been paid to the Company.

·	Upon full payment of the $1,250,000, bBooth will have the option to purchase six freestanding MyStudio's and one mobile MyStudio for a nominal fee.
·	The Company will also receive approximately 600,000 shares of bBooth, Inc., which are currently valued at $300,000.
·	Additionally, the Company will retain half of any profits earned from a proposed MyStudio television show.

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

RESULTS OF OPERSATIONS

Revenues
	Three Months Ended
	December 31,
	2014	2013
Session Revenues	$2,310	$6,240
AfterMaster Revenues	24,505	36,459
Licensing Revenues	-	-
Total Revenues	$26,815	$42,699

	Six Months Ended
	December 31,
	2014	2013
Session Revenues	$3,730	$26,922
AfterMaster Revenues	52,245	70,893
Licensing Revenues	200,000	-
Total Revenues	$255,975	$97,815

Our business model currently generates revenues from two primary sources:

1.	ProMaster HD online music mastering service designed for independent artists.
2.	AfterMaster mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer.

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

The revenue for the Six months ended December 31, 2014 increase to $255,975 from $97,815 over the comparable six month period ended December 31, 2013 due primarily to an increase in licensing revenue related to the bBooth agreement offset by a decrease use of the MyStudio Studios and model studio to prepare for the Bbooth merger of the MyStudio operations.

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

Other Income and Expenses
	Three Months Ended
	December 31,
	2014	2013
Interest Expense	$(1,561,649)	$(395,066)
Derivative Expense	(66,381)	-
Change in Fair Value of Derivative	(725,593)	-
Loss on Extinguishment of Debt	-	27,713
Impairment of assets	-	-
Total	$(2,353,623)	$(367,353)

	Six Months Ended
	December 31,
	2014	2013
Interest Expense	$(2,089,997)	$(798,257)
Derivative Expense	(126,126)	-
Change in Fair Value of Derivative	(753,138)	-
Loss on Extinguishment of Debt	(28,517)	27,713
Impairment of assets	-	(45,676)
Total	$(2,997,778)	$(816,220)

The other income and expenses during the three and six ended December 31, 2014, totaling $(2,353,623) and $(2,997,778) of net expenses, which consists of interest expense, derivative expense, and change in fair value of derivative. During the comparable period in 2013, other income and expenses totaled $(367,353) and $(816,220). Interest has increased due to additional borrowings used to develop AfterMaster HD and ProMaster HD.

Net Loss
	Three Months Ended
	December 31,
	2014	2013
Net Loss	$(4,021,456)	$(1,271,943)

	Six Months Ended
	December 31,
	2014	2013
Net Loss	$(5,454,909)	$(2,566,630)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $26,815 during the three months ended December 31, 2014 as compared to $42,699 in the comparable quarter of 2013.  The Company has incurred losses since inception of $52,440,038.  At December 31, 2014, the Company has negative working capital of $7,853,769, which was a decrease in working capital of $1,269,230 from June 30, 2014.

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