Form 10-Q/A
period 2015-03-31
AFTERMASTER, INC.
filed 2015-10-14
CIK 836809

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015 (the "Quarterly Report is to add derivative liabilities due to an error in sequencing which begun on August 15, 2014 when the company became contingently obligated to potentially issue shares of common stock in excess of the 100 million shares authorized under the Company's certificate of incorporation. Consequently, the ability to settle these obligations with common shares would have be unavailable causing these obligations to potentially be settled in cash during that period. This condition creates a derivative liability.

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

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
	( Re-stated and unaudited)
ASSETS

Current Assets
Cash	$402,477	$77,876
Accounts receivable	43,225	3,400
Other current assets	31,193	20,499

Total Current Assets	476,895	101,775

Property and equipment, net	91,349	133,730
Property and equipment, yet to be placed in service	93,750	31,250

Intangible assets, net	32,855	11,990

Other Assets
Deposits	124,807	107,057
Other assets	39,606	-

Total Other Long-term Assets	164,413	107,057

Total Assets	$859,262	$385,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$602,556	$951,563
Accrued interest	111,460	74,483
Deferred revenue	6,000	3,500
Consulting services - related party	82,267	278,568
Lease payable	30,768	30,768
Derivative Liability	2,211,701	-
Notes payable - related party	625,000	610,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of discount of $0 and $1,761 , respectively	3,925,000	3,932,239
Convertible notes payable, net of discount of $35,005 and $161,043, respectively	827,748	764,705

Total Current Liabilities	8,462,988	6,686,314

Long-Term Liabilities
Lease Payable, net of current portion	16,390	55,374

Total Liabilities	8,479,378	6,741,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 641,000 and 696,000 shares issued and outstanding, respectively	641	696
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares,
par value $0.001; 88,542,654 and 70,296,203 shares issued
and outstanding, respectively	88,550	70,297
Additional paid In capital	45,831,843	40,557,726
Accumulated Deficit	(53,541,674)	(46,985,129)

Total Stockholders' Deficit	(7,620,116)	(6,355,886)

Total Liabilities and Stockholders' Deficit	$859,262	$385,802

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Re-stated and unaudited)	(Unaudited)	(Re-stated and unaudited)	(Unaudited)
REVENUES
Session Revenues	$5,300	$3,000	$9,030	$29,922
AfterMaster Revenues	18,680	28,171	70,925	99,064
Licensing Revenues	-	-	200,000	-
Total Revenues	23,980	31,171	279,955	128,986

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	70,872	78,201	238,493	286,058
Depreciation and Amortization Expense	9,809	26,201	53,702	80,995
General and Administrative Expenses	992,784	675,547	3,494,376	2,261,121

Total Costs and Expenses	1,073,465	779,949	3,786,571	2,628,174

Loss from Operations	(1,049,485)	(748,778)	(3,506,616)	(2,499,188)

Other Expense
Interest Expense	(252,341)	(308,884)	(2,342,338)	(1,107,141)
Derivative Expense	-	-	(126,126)	-
Change in Fair Value of Derivative	200,190	-	(552,948)	-
Gain (Loss) on Extinguishment of Debt	-	(53,500)	(28,517)	(25,787)
Impairment of assets	-	-	-	(45,676)

Total Other Expense	(52,151)	(362,384)	(3,049,929)	(1,178,604)

Loss Before Income Taxes	(1,101,636)	(1,111,162)	(6,556,545)	(3,677,792)

NET LOSS	$(1,101,636)	$(1,111,162)	$(6,556,545)	$(3,677,792)

Preferred Stock Accretion and Dividends	(15,880)	(17,016)	(48,777)	(51,048)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,117,516)	$(1,128,178)	$(6,605,322)	$(3,728,840)

Basic and Diluted Loss Per Share of Common Stock	$(0.01)	$(0.02)	$(0.08)	$(0.06)

Weighted Average Number of Shares Outstanding	86,878,895	62,498,968	81,235,026	57,775,047

The accompanying notes are an integral part of these consolidated financial statements.

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31,
	2015	2014
	(Re-stated and unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Loss	$(6,556,545)	$(3,677,792)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	53,702	80,995
Share-based compensation - Common Stock	720,333	537,870
Share-based compensation - warrants	1,329,791	259,212
Common stock issued for services and rent	146,017	398,777
Common stock issued as incentive with Convertible debt	10,261	-
Common stock issued for preferred dividends	8,613	-
Common stock issued to extend the maturity dates on debt	15,750	-
Amortization of debt discount and issuance costs	659,803	423,394
(Gain)/Loss on extinguishment of debt	28,517	50,000
Derivative expense	126,126	-
Gain (loss) on derivative	552,948	-
Impairment on long lived assets and intangibles	-	45,676
Changes in Operating Assets and Liabilities:
Other receivables	(49,858)	(3,581)
Other assets	(48,050)	106,719
Accounts payable and accrued expenses and deferred revenue	1,051,838	536,571

Net Cash Used in Operating Activities	(1,950,754)	(1,242,159)

INVESTING ACTIVITIES

Purchase of property and equipment	(94,686)	(9,836)

Net Cash Used in Investing Activities	(94,686)	(9,836)

FINANCING ACTIVITIES

Common Stock issued for cash, net of offering costs of $20,125 and $15,935, respectively	1,876,025	699,065
Proceeds from notes payable - related party	50,000	35,000
Proceeds from convertible notes payable	527,000	385,000
Repayments of convertible notes payable	(9,000)	(8,000)
Repayments of notes payable	(35,000)
Lease Payable	(38,984)	-

Net Cash Provided by Financing Activities	2,370,041	1,111,065

NET INCREASE (DECREASE) IN CASH	324,601	(140,930)
CASH AT BEGINNING OF PERIOD	77,876	165,258

CASH AT END OF PERIOD	$402,477	$24,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$6,221	$918

NON CASH FINANCING ACTIVITIES:
Conversion of notes and Interest into common stock	$2,152,668	-
Conversion of warrants for common stock	$10,000	$-
Conversion of preferred stock for common stock	$100	$-
Common Stock and warrants issued for prepaid services	$-	$28,000
Common Stock and warrants issued for interest	$527,000	$28,100
Derivative Liability	$1,532,627	$-
Warrants and beneficial conversion feature on issuance of convertible debt	$-	$575,723

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

NOTE 2 –CORRECTION OF INTERIM CONDENSED FINANCIAL STATEMENTS

This Amendment No. 1 corrects our previously issued interim consolidated financial statements for the nine months ended March 31, 2015, to add derivative liabilities due to an error in sequencing which begun on August 15, 2014 when the company became contingently obligated to issue shares of common stock in excess of the 100 million authorized under the Company's certificate of incorporation. Consequently, the ability to settle these obligations with common shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability. The correcting adjustments increased the derivative liability by $1,818,167, increase in derivative expense by $126,126, increase in loss on derivative instruments by $651,621, and an increase in additional paid in capital by $1,040,420. We have restated the three and nine months ended March 31, 2015, because we concluded the corrections were material to the interim condensed financial statements.

The Company also recognized licensing revenues related to licensing fees generated per a term sheet with bBooth that were initially recorded as deferred revenue but should have been recorded when payments were received as there is no current executed agreement in place and the term of use is indefinite, pursuant to which bBooth agreed to acquire exclusive rights to license certain technologies, intellectual property, and patents from AfterMaster.

The effects of these corrections on the interim consolidated financial statements were:

STUDIO ONE MEDIA, INC.
Consolidated Balance Sheets (Unaudited)

March 31,
2015
As Reported
Derivative liability	393,534
Total Current Liabilities	6,644,821
Total Liabilities	6,661,211
Additional paid in capital	46,872,263
Accumulated Deficit	(52,763,927)
Total Stockholders' Deficit	(5,801,949)
Correction
Derivative liability	1,818,167
Total Current Liabilities	1,818,167
Total Liabilities	1,818,167
Additional paid in capital	(1,040,420)
Accumulated Deficit	(777,747)
Total Stockholders' Deficit	(1,818,167)
As Corrected
Derivative liability	2,211,701
Total Current Liabilities	8,462,988
Total Liabilities	8,479,378
Additional paid in capital	45,831,843
Accumulated Deficit	(53,541,674)
Total Stockholders' Deficit	(7,620,116)

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 2 –CORRECTION OF INTERIM CONDENSED FINANCIAL STATEMENTS - continued

STUDIO ONE MEDIA, INC.
Consolidated Statements of Operations (Unaudited)

	For the Three	For the Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2015
As Reported
AfterMaster Revenues	18,680	270,925
Licensing Revenues	-	-
Other Expense
Derivative Expense	-	-
Change in Fair Value of Derivative	98,673	98,673
Total Other Expense	(153,668)	(2,272,182)
Loss Before Income Taxes	(1,003,153)	(5,778,798)
NET LOSS	$(1,003,153)	$(5,778,798)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,019,033)	$(5,827,575)
Basic and Diluted Loss Per Share of Common Stock	$(0.01)	$(0.07)
Correction
AfterMaster Revenues	-	(200,000)
Licensing Revenues	-	200,000
Other Expense
Derivative Expense	-	(126,126)
Change in Fair Value of Derivative	353,858	(651,621)
Total Other Expense	353,858	(777,747)
Loss Before Income Taxes	353,858	(777,747)
NET LOSS	$353,858	$(777,747)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$353,858	$(777,747)
Basic and Diluted Loss Per Share of Common Stock	$-	$(0.01)
As Corrected
AfterMaster Revenues	18,680	70,925
Licensing Revenues	-	200,000
Other Expense
Derivative Expense	-	(126,126)
Change in Fair Value of Derivative	452,531	(552,948)
Total Other Expense	200,190	(3,049,929)
Loss Before Income Taxes	(649,295)	(6,556,545)
NET LOSS	$(649,295)	$(6,556,545)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(665,175)	$(6,605,322)
Basic and Diluted Loss Per Share of Common Stock	$(0.01)	$(0.08)

STUDIO ONE MEDIA, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine
Months Ended
March 31,
2015
As Reported
OPERATING ACTIVITIES
Net Loss	$(5,778,798)
Derivative expense	-
(Gain) loss on derivative	(98,673)
NON CASH FINANCING ACTIVITIES:
Derivative liability	$492,207
Correction
OPERATING ACTIVITIES
Net Loss	$(777,747)
Derivative expense	126,126
(Gain) loss on derivative	651,621
NON CASH FINANCING ACTIVITIES:
Derivative liability	$1,040,420
As Corrected
OPERATING ACTIVITIES
Net Loss	$(6,556,545)
Derivative expense	126,126
(Gain) loss on derivative	552,948
NON CASH FINANCING ACTIVITIES:
Derivative liability	$1,532,627

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $53,541,674 and currently has revenues which are insufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Derivative Liabilities
In connection with the private placement of certain convertible instruments beginning in August 31, 2014, the Company became contingently obligated to issue shares of common stock in excess of the 100 million authorized under the Company's certificate of incorporation. Consequently, the ability to settle these obligations with common shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

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

NOTE 5 – NOTES PAYABLE - continued

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

NOTE 5 – NOTES PAYABLE - continued

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the nine months ended March 31, 2015 and the fiscal year ended June 30, 2014, the Company issued -0- shares of Series A-1

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

For the Nine Months Ended March 31, 2015

The Company issued 7,268,858 common shares for net cash proceeds of $1,876,025. The Company paid as offering costs $153,075 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds and an increase in professional fees. Attached to the Common Shares, the Company issued 1,855,000 warrants to purchase shares of the Company’s Common Stock of which 215,000 warrants were issued to the placement agent. The Company recognized $1,329,75819 for the amortization of warrants issued in prior periods.

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

NOTE 7 – COMMON STOCK - continued

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

STUDIO ONE MEDIA, INC.
Notes to Condensed
Consolidated Financial Statements
March 31, 2015 and June 30, 2014

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2015, and December 31, 2014. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of 200,190 and $0 and (552,948) and $0 and derivative expense of $0 and $0 and $126,126 and $0 during the three and nine months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, and June 30, 2014, the fair market value of the derivatives aggregated $2,211,701 and $0, respectively, using the following assumptions: estimated 5-.08-year term, estimated volatility of 141.46-61.11%, and a discount rate of 2.35-0.00%.

NOTE 10 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$2,211,701	$-	$2,211,701

Liabilities measured at fair value on a recurring basis at June 30, 2014, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-

NOTE 11– COMMITMENTS AND CONTINGENCIES

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

NOTE 11– COMMITMENTS AND CONTINGENCIES - continued

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

RESULTS OF OPERSATIONS

Revenues
	Three Months Ended
	March 31,
	2015	2014
Session Revenues	$5,300	$3,000
AfterMaster Revenues	18,680	28,171
Licensing Revenues	-	-
Total Revenues	$23,980	$31,171

Revenues
	Nine Months Ended
	March 31,
	2015	2014
Session Revenues	$9,030	$29,922
AfterMaster Revenues	70,925	99,064
Licensing Revenues	200,000	-
Total Revenues	$279,955	$128,986

Our business model currently generates revenues from two primary sources:

1.	ProMaster HD online music mastering service designed for independent artists.
2.	AfterMaster mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer.

Revenues from AfterMaster Services resulted primarily from audio services provided to producers and artists on a contract basis. This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from pay-per-play downloads.

The revenue for the three months ended March 31, 2015 decreased to $23,980 from $31,171 over the comparable three month period ended March 31, 2014 due primarily to licensing of the AfterMaster and MyStudio technology and a decreased use of the MyStudio Studios and mobile studio to prepare for the Bbooth merger of the MyStudio operations.

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

Other Income and Expenses

	Nine Months Ended
	March 31,
	2015	2014
Interest Expense	$(2,342,338)	$(1,107,141)
Derivative Expense	(126,126)	-
Change in Fair Value of Derivative	(552,948)	-
Loss on Extinguishment of Debt	(28,517)	(25,787)
Impairment of assets	-	(45,676)
Total	$(3,049,929)	$(1,178,604)

Other Income and Expenses

	Three Months Ended
	March 31,
	2015	2014
Interest Expense	$(252,341)	$(308,884)
Derivative Expense	-	-
Change in Fair Value of Derivative	200,190	-
Loss on Extinguishment of Debt	-	(53,500)
Impairment of assets	-	-
Total	$(52,151)	$(362,384)

The other income and expenses during the three and nine ended March 31, 2015, totaling $(52,151) and $(3,049,929) of net expenses, which consists of interest expense, change in fair value of derivative, derivative expense, and loss on extinguishment of debt. During the comparable period in 2014, other income and expenses totaled $(2,272,215) and $(1,178,604). Interest has increased due to additional borrowings used to develop AfterMaster HD and ProMaster HD, as well as change in fair value of derivative due to the company triggering a derivative in convertible instruments due to lack of available unissued common shares to satisfy the instruments.

Net Loss

	Three Months Ended
	March 31,
	2015	2014
Net Loss	$(1,101,636)	$(1,111,162)

Net Loss

	Nine Months Ended
	March 31,
	2015	2014
Net Loss	$(6,556,545)	$(3,677,792)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $23,980 during the three months ended March 31, 2015 as compared to $31,171 in the comparable quarter of 2014.  The Company has incurred losses since inception of $53,541,674.  At March 31, 2015, the Company has negative working capital of $7,986,093, which was an increase in working capital of $1,401,554 from June 30, 2014.

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