Form 10-Q
period 2015-09-30
AFTERMASTER, INC.
filed 2015-11-12
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number 001-10196

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)

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

☐ Yes    ☒ No

At November 12, 2015, the number of shares outstanding of Common Stock, $0.001 par value, was 98,293,122 shares.

AFTERMASTER, INC.
Consolidated Balance Sheets
	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current Assets
Cash	$1,031,179	$2,185,702
Accounts receivable	1,000	4,500
Prepaid expenses	3,328,557	3,319,258

Total Current Assets	4,360,736	5,509,460

Property and equipment, net	155,872	169,954

Intangible assets, net	35,311	22,853

Note receivable	10,000	10,000
Deposits	13,675	13,675
Available for sale securities	1,200,000	-
Prepaid expenses, net of current	293,375	1,092,038

Total Assets	$6,068,969	$6,817,980

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$428,827	$344,451
Accrued interest	74,902	93,762
Deferred revenue	2,500	2,500
Consulting services - related party	74,001	82,267
Lease payable	25,694	36,426
Derivative Liability	-	12,814,941
Notes payable - related party	625,000	625,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of discount of $0 and $0, respectively	3,925,000	3,925,000
Convertible notes payable, net of discount of $0 and $0, respectively	362,000	572,400

Total Current Liabilities	5,558,412	18,537,235

Total Liabilities	5,558,412	18,537,235

Stockholders' Equity (Deficit)
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized, 685,000 and 616,000 shares issued and outstanding, respectively	685	616
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001; 97,311,664 and 95,280,257 shares issued
and outstanding, respectively	97,318	95,287
Subscription payable	-	35,000
Additional paid In capital	55,344,764	46,314,765
Accumulated other comprehensive income	(600,000)	-
Accumulated Deficit	(54,332,734)	(58,165,447)

Total Stockholders' Equity (Deficit)	510,557	(11,719,255)

Total Liabilities and Stockholders' Equity (Deficit)	$6,068,969	$6,817,980

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2015	2014

REVENUES
Session Revenues	$-	$1,420
AfterMaster Revenues	19,780	27,740
Licensing Revenues	1,800,000	200,000
Total Revenues	1,819,780	229,160

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	93,134	83,177
Depreciation and Amortization Expense	17,018	34,356
General and Administrative Expenses	2,166,564	900,925

Total Costs and Expenses	2,276,716	1,018,458

Loss from Operations	(456,936)	(789,298)

Other Expense
Interest Expense	(180,380)	(528,348)
Derivative Expense	-	(59,745)
Change in Fair Value of Derivative	4,374,585	(27,545)
Gain (Loss) on Extinguishment of Debt	95,447	(28,517)

Total Other Income (Expense)	4,289,652	(644,155)

Income (Loss) Before Income Taxes	3,832,716	(1,433,453)
Income Tax Expense	-	-
NET INCOME (LOSS)	$3,832,716	$(1,433,453)

Preferred Stock Accretion and Dividends	(16,789)	(17,016)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,815,927	$(1,450,469)

Basic Income (Loss) Per Share of Common Stock	$0.04	$(0.02)

Weighted Average Number of Shares Outstanding	95,491,549	74,870,162

Diluted Income Per Share of Common Stock	$0.03	$(0.02)

Diluted Weighted Average Number of Shares Outstanding	119,351,785	74,870,162

Other Comprehensive Income, net of tax
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	3,815,927	(1,450,469)
Unrealized loss on AFS Securities	(600,000)	-
COMPREHENSIVE INCOME (LOSS)	$3,215,927	$(1,450,469)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2015	2014

OPERATING ACTIVITIES

Net Profit (Loss)	$3,832,716	$(1,433,453)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	17,018	33,072
Share-based compensation - Common Stock	128,061	285,745
Share-based compensation - warrants	-	510,662
Common stock issued for services and rent	140,917	63,015
Common stock issued as incentive with Convertible debt	-	10,261
Common stock issued for preferred dividends	11,981	-
Common stock issued to extend the maturity dates on debt	-	15,750
Amortization of debt discount and issuance costs	-	221,860
Gain (loss) on extinguishment of debt	(95,447)	28,517
Derivative expense	-	59,745
(Gain) on derivative	(4,374,585)	27,545
Licensing Revenue paid for with AFS Securities	(1,800,000)	-
Changes in Operating Assets and Liabilities:
Other receivables	3,500	2,615
Other assets	789,364	(182,770)
Accounts payable and accrued expenses and deferred revenue	221,489	3,226

Net Cash Used in Operating Activities	(1,124,986)	(354,210)

INVESTING ACTIVITIES

Purchase of property and equipment	(15,395)	(39,966)

Net Cash Used in Investing Activities	(15,395)	(39,966)

FINANCING ACTIVITIES

Offering costs for Common shares sold	(104,910)	(9,500)
Common Stock issued for cash	-	300,000
A-1 Preferred Stock issued for cash	119,000	-
Proceeds from convertible notes payable	-	362,000
Repayments of convertible notes payable	(17,500)	(8,520)
Repayments of notes payable	-	-
Lease Payable	(10,732)	(4,000)

Net Cash Provided by Financing Activities	(14,142)	639,980

NET INCREASE (DECREASE) IN CASH	(1,154,523)	245,804
CASH AT BEGINNING OF PERIOD	2,185,702	77,876

CASH AT END OF PERIOD	$1,031,179	$323,680

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$918

NON CASH FINANCING ACTIVITIES:
Conversion of notes and Interest into common stock	$296,693	585,496
Conversion of preferred stock for common stock	$50	$-
Common Stock and warrants issued for interest	$527,000	$362,000
Derivative Liability	$8,440,357	$324,654

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and September 30, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $54,332,734, negative working capital of $1,197,676, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Principles of Consolidation
The consolidated financial statements include the accounts of AfterMaster, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Investments
Investment securities consist of readily marketable equity securities. Unrealized gains or losses on securities classified as available-for-sale are generally recorded in shareholders’ equity. If an available-for-sale security is other than temporarily impaired, the loss is charged to either earnings or shareholders’ equity depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer. Investments in certain companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments.

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

The fair value of the Company’s notes payable at September 30, 2015 is approximately $4,952,488.  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

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

Income Taxes
There is no income tax provision for the three months ended September 30, 2015 and 2014 due to net operating losses for which there is no benefit currently available.

At September 30, 2015, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

On November 10, 2014, the Company received 600,000 shares of b Booth stock as part of an Asset License agreement with b Booth. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in b Booth stock, as follows:

September 30, 2015
	Amortized cost	Unrealized losses	Gross unrealized losses	Fair value

Equity securities	$1,800,000	$600,000	$-	$1,200,000

June 30, 2015
	Amortized cost	Unrealized losses	Gross unrealized losses	Fair value

Equity securities	$-	$-	$-	$-

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of September 30, 2015 and June 30, 2015, respectively:

	September 30,	June 30,
	2015	2015

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 and $1,761 as of June 30, 2015 and 2014, respectively.	$3,925,000	$3,925,000
Total convertible notes payable – related parties	3,925,000	3,925,000
Less current portion	3,925,000	3,925,000
Convertible notes payable – related parties, long-term	$-	$-

The notes were amended on June 30, 2014 to extend the maturity date to September 30, 2014, amended again on September 30, 2014 to December 31, 2014, amended again on December 31, 2014 to June 30, 2015, amended again on June 30, 2015 to August 31, 2015, amended again on September 30, 2015 to October 15, 2015, and again on November 10, 2015 to November 30, 2015. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of September 30, 2015 and June 30, 2015, respectively:

	September 30,	June 30,
	2015	2015
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 and $0 as of September 30, 2015 and June 30, 2015, respectively.	$15,000	$15,000
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $0 and $0 as of September 30, 2015 and June 30, 2015, respectively.	50,000	50,000
$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $0 and $0 as of September 30, 2015 and June 30, 2015, respectively.	10,000	10,000
$50,000 face value of which $17,500 was paid, $9,600 was converted, and $22,900 was forgiven.	-	40,400
$30,000 face value of which $30,000 was forgiven.	-	30,000
$20,000 face value of which $20,000 was forgiven.	-	20,000
$30,000 face value of which $30,000 was converted.	-	30,000
$15,000 face value of which $15,000 was converted.	-	15,000
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 and $0 as of September 30, 2015 and June 30, 2015, respectively.	20,000	20,000
$20,000 face value of which $20,000 was converted.	-	20,000
$25,000 face value, issued in June 2014, interest rate of 6%, matures September 2014, net unamortized discount of $0 and $0 as of September 30, 2015 and June 30, 2015, respectively.	25,000	25,000
$10,000 face value of which $10,000 was converted.	-	10,000
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $0 and $0 as of September 30, 2015 and June 30, 2015, respectively.	7,000	7,000
$5,000 face value of which $5,000 was converted.	-	5,000
$100,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 and $0 as of September 30, 2015 and June 30, 2015, respectively.	100,000	100,000
$100,000 face value, issued in August 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 and $0 as of September 30, 2015 and June 30, 2015, respectively.	100,000	100,000
$40,000 face value of which $40,000 was converted.	-	40,000
$35,000 face value, issued in November 2014, interest rate of 6%, matures January 2015, net unamortized discount of $0 and $0 as of September 30, 2015 and June 30, 2015, respectively.	35,000	35,000
Total convertible notes payable – non-related parties	362,000	572,400
Less current portion	362,000	572,400
Convertible notes payable – non-related parties, long-term	$-	$-

On November 28, 2012, the Company issued a convertible note to a related party for $50,000 that matures in November 28, 2013, of which $9,600 was converted in the previous period. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. On August 3, 2015, the company settled the debt for $17,500 and recorded a gain on settlement of debt of $22,900 for the remaining principal and $9,670 for the accrued interest.

On February 13, 2013, the Company issued a convertible note to a related party for $30,000 that matures in November 28, 2013. The note bears an interest rate of 10% per annum and is convertible, along with all accrued interest, after 180 days into shares of the Company’s Common Stock at $0.50 per share. On August 3, 2015, the company settled the debt and recorded a gain on settlement of debt of $30,000 for the remaining principal and $12,707 for the accrued interest.

On April 24, 2013, the Company issued a convertible note to a related party for $20,000 that matures in October 24, 2013. The note bears an interest rate of 10% per annum and is convertible after 180 days into shares of the Company’s Common Stock at $0.10 per share. On August 3, 2015, the company settled the debt and recorded a gain on settlement of debt of $20,000 for the remaining principal and $170 for the accrued interest.

On March 6, 2014, the Company issued a convertible note to an unrelated individual for $30,000 that matures on September 6, 2014. The note bears no interest rate and is convertible into shares of the Company’s Common stock at $0.10 per share. On September 30, 2015, the note holder elected to convert the entire note of $30,000.

On June 19, 2014, the Company issued a convertible note to an unrelated individual for $15,000 that matures on December 18, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On September 30, 2015, the note holder elected to convert the entire note of $15,000 and $1,154 in accrued interest.

On June 19, 2014, the Company issued a convertible note to an unrelated individual for $20,000 that matures on December 19, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On September 30, 2015, the note holder elected to convert the entire note of $20,000 and $1,538 in accrued interest.

On July 10, 2014, the Company issued a convertible note to an unrelated individual for $10,000 that matures on October 10, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On July 29, 2015, the note holder elected to convert the entire note of $10,000 and $633 in accrued interest.

On July 18, 2014, the Company issued a convertible note to an unrelated individual for $5,000 that matures on October 18, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On July 30, 2015, the note holder elected to convert the entire note of $5,000 and $312 in accrued interest.

On October 6, 2014, the Company issued a convertible note to an unrelated individual for $40,000 that matures on January 6, 2015. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The company valued a BCF related to the note valued at $40,000. On September 30, 2015, the note holder elected to convert the entire note of $40,000 and $2,361 in accrued interest.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of September 30, 2015 and June 30, 2015, respectively:

	September 30,	June 30,
	2015	2015

Various term notes with total face value of $610,000 issued from April 2011 to January 2014, interest rates range from 0% to 15%, net of unamortized discount of $0 as of June 30, 2015 and June 30, 2014, respectively, of which $35,000 has been paid.	$575,000	$575,000
Face value of $50,000, issued in December 2014, matures in January 2015, note bears interest at 0%.	50,000	50,000
Total notes payable – related parties	625,000	625,000
Less current portion	625,000	625,000
Notes payable - related parties, long term	$-	$-

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of September 30, 2015 and June 30, 2015, respectively:

	September 30,	June 30,
	2015	2015
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 6 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	685,000	760,896
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	1,209,044	$1,244,995

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the three months ended September 30, 2015 and the fiscal years ended June 30, 2015 the Company issued 119,000 and -0- shares of Series A-1 Preferred Stock for $119,000 and $-0- in cash, respectively. The Company had one conversion of 50,000 shares of Series A-1 Preferred Stock for 100,000 shares of Common Stock, and issued 27,863 shares of Common Stock of payment of $12,932 in accrued dividends.

During the three months ended September 30, 2015 and 2014, the outstanding Preferred Stock accumulated $16,789 and $17,016 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of September 30, 2015 were approximately $652,093.

NOTE 7 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 97,311,664 and 95,280,257 were issued outstanding as of September 30, 2015 and June 30, 2015, respectively. The Company amended its articles of incorporation on August 28, 2015 to increase the number of authorized shares to 250,000,000. The activity surrounding the issuances of the Common Stock is as follows:

For the Three Months Ended September 30, 2015

The Company issued 1,048,173 shares of Common Stock for the conversion of notes and accrued interest valued at $125,998.

The Company also issued 100,000 shares of Common Stock for the conversion of 50,000 shares of Series A-1 Preferred Stock and issued 27,863 shares of Common Stock of payment of $12,932 in accrued dividends.

The Company issued 301,949 shares of Common Stock as payment for services and rent valued at $140,917.

As share-based compensation to employees and non-employees, the Company issued 156,458 shares of common stock valued at $67,277, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 396,964 shares of common stock valued at $170,695 based on the market price on the date of issuance.

For the Three Months Ended September 30, 2014

The Company issued 2,752,000 common shares for net cash proceeds of $300,000.  The Company paid as offering costs $9,500 in cash offering costs. Offering costs have been recorded as reductions to additional paid-in capital from common stock proceeds and an increase in professional fees. Attached to the Common Shares, the Company issued 196,804 warrants to purchase shares of the Company’s Common Stock. The Company recognized $510,662 for the amortization of warrants issued in prior periods.

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

Stock Purchase Options

During the three months ended September 30, 2015 and fiscal year ended June 30, 2015, the Company did not issue any stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended September 30, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(25,000)	0.85	-	-	(21,250)
Outstanding as of September 30, 2015	55,000	$0.58	$0.55	1.44	$31,650

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(301,429)	0.52	-	-	(156,743)
Outstanding as of June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900

Stock Purchase Warrants

During the three months ended September 30, 2015, the Company issued warrants to purchase a total of 338,000. The Company issued 100,000 warrants in conjunction to an employment agreement entered into in July 2015. The company also issued 238,000 warrants as part of a private placement. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	September 30,	June 30,
	2015	2015
Expected volatility	109-110%	71-142%
Expected dividends	0%	0%
Expected term	3-5 Years	.25-10 Years
Risk-free interest rate	0.92-1.70%	0.00-2.35%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three months ended September 30, 2015.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2015	31,951,778	$0.43	$0.50	4.98	$13,585,289
Granted	338,000	0.65	0.34	3.60	221,350
Exercised	-	-	-	-	-
Cancelled/Expired	(95,000)	-	-	-	(46,400)
Outstanding as of September 30, 2015	32,194,778	$0.43	$0.49	4.73	$13,760,239

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2015.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2015	8,332,579	$0.76	$0.70	2.96	$6,370,432
Granted	26,434,199	0.24	0.25	5.56	9,821,607
Exercised	(750,000)	-	-	-	(160,000)
Cancelled/Expired	(2,065,000)	-	-	-	(2,446,750)
Outstanding as of June 30, 2015	31,951,778	$0.43	$0.50	4.98	$13,585,289

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2015 and June 30, 2015. On August 28, 2015, the Company increased the number of authorized common shares from 100,000,000 to 250,000,000, which removed the derivative using the sequencing policy. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $4,374,585 and $(27,545), and derivative expense of $-0- and $59,745 during the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and June 30, 2015, the fair market value of the derivatives aggregated $-0- and $12,814,941, respectively, using the following assumptions: estimated 10-0.10 year term, estimated volatility of 142.75 -70.62%, and a discount rate of 2.35-0.00%.

NOTE 10 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-
Securities available-for-sale	$1,200,000	$-	$-	$1,200,000

Liabilities measured at fair value on a recurring basis at June 30, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$12,814,941	$-	$12,814,941
Securities available-for-sale	$-	$-	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

Lease Agreements

We lease offices in Hollywood, California for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at September 30, 2015 were approximately $260,100.

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office and warehouse space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-by month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

Rent expense for the three months ended September 30, 2015 was $57,023, of which $41,492 was paid in cash and $15,531 was paid in Common Stock.  Rent expense for the three months ended September 30, 2014 was $74,847, of which $47,510 was paid in cash and $27,337 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2015	$89,214
2016	110,877
Thereafter	56,430
Total	$256,521

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 2015 were approximately $652,093.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2014 and 2015.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On September 11, 2014, the Company issued a convertible note to an unrelated individual for $100,000 that matures on December 11, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The Company booked a debt discount related to the derivative liability of $100,000. On October 7, 2015, the note holder elected to convert the entire note of $100,000 and $6,427 in accrued interest.

On June 30, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matures on September 30, 2014.  The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. In conjunction with the note, the Company issued to the holder 25,000 shares of restricted Common Stock. The value of the BCF recorded was $20,325 and the debt discount related to the attached relative fair value of the restricted Common Stock was $4,675, for a total debt discount of $25,000. On October 8, 2015, the note holder elected to convert the entire note of $25,000 and $1,911 in accrued interest.

On November 24, 2014, the Company issued a convertible note to an unrelated individual for $35,000 that matures on May 24, 2015. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.35 per share. The company valued a BCF related to the note valued at $35,000. On October 8, 2015, the note holder elected to convert the entire note of $35,000 and $1,824 in accrued interest.

On October 8, 2015, the Company issued 25,000 shares of Common Stock as payment for services valued at $3,615.

On October 27, 2015, the Company issued a convertible note to an unrelated individual for $100,000 that matures on February 27, 2016. The note bears an interest rate of 6% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share. As additional compensation, the Company issued to the holder a warrant to purchase 50,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.50 per share and a contractual life of 2 years from the issuance date. The value of the debt discount related to the attached warrants was $4,774.

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

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: AFTM).  As of  September 30, 2015, there were 97,311,664 shares of Common Stock issued and outstanding.  The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886. The Company also has an office at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

Business Update

Name Change

On August 28, 2015, at a special meeting of shareholders, shareholders approved the change name of the Company’s name from Studio One Media, Inc. to AfterMaster, Inc., to better reflect the business of the Company.

On September 10, 2015, the Company filed the name change with the Secretary of the State of Delaware and on October 14, 2015, changed its stock symbol to “AFTM”.

Change in Directors and Officers.

On July 28, 2015, Kenneth R. Pinckard resigned from his position on the Board and as the Vice President and General Counsel of the Company to pursue other interests and opportunities.

On July 28, 2015, the Board appointed David L. Reynolds as Director and Chairman of the Company’s audit committee. Mr. Reynolds is the Partner-in-Charge of the firm’s New Haven, Connecticut Accounting Services Group of MARCUM LLP and a Partner in the Assurance Services division. Prior to joining the firm in 1984 he was an auditor/investigator for a commodity futures exchange and held various accounting positions.  He is licensed in the State of Connecticut as a Certified Public Accountant and holds a Certified Fraud Examiner designation.

On August 28, 2015, Frank Perrotti resigned as Chairman and Director of the Company, Preston Shea resigned as President, Secretary and Director of the Company, and Barry Goldwater resigned as a Director of the Company, all to pursue other business opportunities.

On August 28, 2015, the Company’s Board of Directors appointed Lawrence (Larry) Ryckman as President, Chief Executive Officer (CEO), Interim Chairman and Director of the Company and the Company’s CFO, Mirella Chavez, was appointed Treasurer and Secretary of the Company.

Larry Ryckman, 56, is an award-winning executive with extensive experience in the music, audio and entertainment industries. Mr. Ryckman co-founded AfterMaster Audio Labs, Inc. and MyStudio, Inc., both of which are wholly owned subsidiaries of the Company. Mr. Ryckman has served as President and CEO of both subsidiaries since their inception in in 2009 and 2004 respectively. The Company is currently negotiating a compensation agreement with Mr. Ryckman. Mr. Ryckman will serve as a Director, President and CEO until termination or resignation.

Mirella Chavez, 30, has been Chief Financial Officer (CFO) of the Company since April 16, 2013. Prior to her appointment as CFO, Ms. Chavez was the Company’s Chief Accountant since October 1, 2006. Ms. Chavez holds a Bachelor of Science in Accounting and a Business, Management and Marketing degree from DeVry University.

On September 18, 2015, Mr. Robert Kite joined the Board of Directors and as Chairman of the Board. Mr. Kite is a graduate of Southern Methodist University and received a Bachelor of Arts in Business and a Bachelor of Science in Psychology and Political Science. Since 1981, Mr. Kite has served as President and Chief Operating Officer of KFC, Inc., and Managing Partner of KFT, LLP. Holdings in these companies include real estate, stocks and bonds, MRI clinics, residential housing and resort hotels. Mr. Kite has over 35 years of experience investing, consulting, and advising numerous small-cap and micro-cap public companies and has served on numerous Boards.

Business Highlights

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

ProMasterHD.com will be formally launch in the fourth quarter of 2015.

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

Employees

As of September 30, 2015 we employed ten full-time and one part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at September 30, 2015 were approximately $260,100.

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office and warehouse space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-by month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

RESULTS OF OPERATIONS

Revenues
	Three Months Ended
	September 30,
	2015	2014
Session Revenues	$-	$1,420
AfterMaster Revenues	19,780	27,740
Licensing Revenues	1,800,000	200,000
Total Revenues	$1,819,780	$229,160

Our business model currently generates revenues from four primary sources:

1.	ProMaster HD online music mastering service designed for independent artists.
2.	AfterMaster mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer.
3.	AfterMaster chip optimizes the sound quality from any device, enhancing its fullness and clarity.
4.	AfterMaster Licensing

Revenues from AfterMaster Services resulted primarily from audio services provided to producers and artists on a contract basis. This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from on-line mastering downloads and the development of the AfterMaster software algorithm and chip.

The revenue for the three months ended September 30, 2015 increase to $1,819,780 from $229,160 over the comparable three month period ended September 30, 2014 due primarily to licensing fees generated per a term sheet with bBooth to license certain technologies, intellectual property, and patents from AfterMaster.

Cost of Revenues

	Three Months Ended
	September 30,
	2015	2014
Cost of Revenues (excluding depreciation and amortization)	$93,134	$83,177

Cost of sales consists primarily of AfterMaster Studio Rent, Consultants, and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the three months ended September 30, 2015, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company increase in consultants for the launch of ProMaster.com.

Other Operating Expenses

	Three Months Ended
	September 30,
	2015	2014
Depreciation and Amortization Expense	$17,018	$34,356
General and Administrative Expenses	2,166,564	900,925
Total	$2,183,582	$935,281

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, Public relations and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

The overall increase in general and administrative expenses are primarily a result of increase of Consultant Fees.

Consultant Fees increased by $1,180,000 during the quarter ended September 30, 2015. The increase in professional fees is primarily attributable the development of AfterMaster HD and ProMaster HD.

Other Income and Expenses

	Three Months Ended
	September 30,
	2015	2014
Interest Expense	$(180,380)	$(528,348)
Derivative Expense	-	(59,745)
Change in Fair Value of Derivative	4,374,585	(27,545)
Gain (Loss) on Extinguishment of Debt	95,447	(28,517)
Total	$4,289,652	$(644,155)

The other income and expenses during the quarter ended September 30, 2015, totaling $4,289,652 of net expenses, which consists of change in fair value of derivative. During the comparable period in 2014, other income and expenses totaled $(644,155).

Net Income (Loss)

	Three Months Ended
	September 30,
	2015	2014
Net Income (Loss)	$3,832,716	$(1,433,453)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $1,819,780 during the three months ended September 30, 2015 as compared to $229,160 in the comparable quarter of 2014.  The Company has incurred losses since inception of $54,332,734. At September 30, 2015, the Company has negative working capital of $1,197,676, which was a decrease in working capital of $13,027,775 from September 30, 2015.

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

As of September 30, 2015, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

AFTERMASTER, INC.

Date: November 12, 2015	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: November 12, 2015	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: November 12, 2015	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary