Form 10-Q
period 2015-12-31
AFTERMASTER, INC.
filed 2016-02-16
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

☐ Yes    ☒ No

At February 16, 2016, the number of shares outstanding of Common Stock, $0.001 par value, was 99,554,270 shares.

AFTERMASTER, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current Assets
Cash	$853,675	$2,185,702
Accounts receivable	8,015	4,500
Note receivable	10,000	10,000
Prepaid expenses	2,712,619	3,319,258

Total Current Assets	3,584,309	5,519,460

Property and equipment, net	141,411	169,954

Intangible assets, net	41,220	22,853

Deposits	13,675	13,675
Available for sale securities	30,000	-
Prepaid expenses, net of current	22,739	1,092,038

Total Assets	$3,833,354	$6,817,980

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$248,821	$344,451
Accrued interest	63,081	93,762
Deferred revenue	304,305	2,500
Accrued Consulting services - related party	84,158	82,267
Lease payable	16,448	36,426
Derivative Liability	-	12,814,941
Notes payable - related party	625,000	625,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of discount of $0 and $0, respectively	3,925,000	3,925,000
Convertible notes payable, net of discount of $77,473 and $0, respectively	724,527	572,400

Total Current Liabilities	6,031,828	18,537,235

Total Liabilities	6,031,828	18,537,235

Stockholders' Equity (Deficit)
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized,1,035,000 and 616,000 shares issued and outstanding, respectively	1035	616
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001; 99,554,270 and 95,280,257 shares issued
and outstanding, respectively	99,559	95,287
Subscription payable	-	35,000
Additional paid In capital	56,700,563	46,314,765
Accumulated other comprehensive income	(1,770,000)	-
Accumulated Deficit	(57,230,155)	(58,165,447)

Total Stockholders' Equity (Deficit)	(2,198,474)	(11,719,255)

Total Liabilities and Stockholders' Equity (Deficit)	$3,833,354	$6,817,980

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

REVENUES
Session Revenues	$-	$2,310	$-	$3,730
AfterMaster Revenues	36,154	24,505	55,934	52,245
Licensing Revenues	-	-	1,800,000	200,000
Total Revenues	36,154	26,815	1,855,934	255,975

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	108,949	84,444	202,083	167,621
Depreciation and Amortization Expense	17,983	9,537	35,001	43,893
General and Administrative Expenses	2,604,198	1,600,667	4,770,762	2,501,592

Total Costs and Expenses	2,731,130	1,694,648	5,007,846	2,713,106

Loss from Operations	(2,694,976)	(1,667,833)	(3,151,912)	(2,457,131)

Other Expense
Interest Expense	(250,345)	(1,561,649)	(430,725)	(2,089,997)
Derivative Expense	-	(66,381)	-	(126,126)
Change in Fair Value of Derivative	-	(725,593)	4,374,585	(753,138)
Gain (Loss) on Extinguishment of Debt	47,897	-	143,344	(28,517)

Total Other Income (Expense)	(202,448)	(2,353,623)	4,087,204	(2,997,778)

Income (Loss) Before Income Taxes	(2,897,424)	(4,021,456)	935,292	(5,454,909)
Income Tax Expense	-	-	-	-
NET INCOME (LOSS)	$(2,897,424)	$(4,021,456)	$935,292	$(5,454,909)

Preferred Stock Accretion and Dividends	(16,789)	(15,881)	(19,427)	(32,897)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,914,213)	$(4,037,337)	$915,865	$(5,487,806)

Basic Income (Loss) Per Share of Common Stock	$(0.03)	$(0.05)	$0.01	$(0.07)

Weighted Average Number of Shares Outstanding	98,587,644	82,078,713	97,041,083	78,474,438

Diluted Income Per Share of Common Stock	$(0.03)	$(0.05)	$0.01	$(0.07)

Diluted Weighted Average Number of Shares Outstanding	98,587,644	82,078,713	113,212,421	78,474,438

Other Comprehensive Income, net of tax

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	2,914,213	(4,037,337)	915,865	(5,487,806)
Unrealized loss on AFS Securities	(1,170,000)	-	(1,770,000)	-
COMPREHENSIVE INCOME (LOSS)	$(4,084,213)	$(4,037,337)	$(854,135)	$(5,487,806)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2015	2014

OPERATING ACTIVITIES

Net Income (Loss)	$935,292	$(5,454,909)
Adjustments to reconcile net income ( loss) to cash from operating activities:
Depreciation and amortization	35,001	42,608
Share-based compensation - Common Stock	158,537	516,485
Share-based compensation - warrants	452,960	1,275,119
Common stock issued for services and rent	208,959	129,259
Common stock issued as incentive with Convertible debt	-	10,261
Common stock issued for preferred dividends	11,981	12,923
Common stock issued to extend the maturity dates on debt	-	15,750
Closing fees	15,000	-
Amortization of debt discount and issuance costs	22,527	624,798
(Gain)/Loss on extinguishment of debt	(143,344)	28,517
Derivative expense	-	59,745
Gain (loss) on derivative	(4,374,585)	753,138
Licensing Revenue paid for with AFS Securities	(1,800,000)	-
Changes in Operating Assets and Liabilities:
Other receivables	(3,515)	(38,379)
Other assets	1,675,938	(25,739)
Accounts payable and accrued expenses and deferred revenue	616,436	1,001,680

Net Cash Used in Operating Activities	(2,188,813)	(982,363)

INVESTING ACTIVITIES

Purchase of property and equipment	(24,825)	(93,401)

Net Cash Used in Investing Activities	(24,825)	(93,401)

FINANCING ACTIVITIES

Offering costs for Common shares sold	(104,910)	-
Common Stock issued for cash	-	1,058,975
A-1 Preferred Stock issued for cash	439,000	50,000
Proceeds from convertible notes payable	585,000	527,000
Repayments of convertible notes payable	(17,500)	(9,000)
Repayments of notes payable	-	(35,000)
Lease Payable	(19,978)	(13,675)

Net Cash Provided by Financing Activities	881,612	1,578,300

NET INCREASE (DECREASE) IN CASH	(1,332,027)	502,536
CASH AT BEGINNING OF PERIOD	2,185,702	77,876

CASH AT END OF PERIOD	$853,675	$580,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$918

NON CASH FINANCING ACTIVITIES:
Conversion of notes and Interest into common stock	$783,606	1,922,230
Conversion of warrants for common stock	$-	$10,000
Conversion of preferred stock for common stock	$50	$100
Common Stock and warrants issued for interest	$-	$527,000
Derivative Liability	$8,443,357	$1,199,245
Original Issue Discount	$100,000	$-
Initial Derivative Liability	$-	$1,277,479
Conversion of Derivative Liability	$-	$(78,230)
Finder’s Fee	$35,000	$-
MTM on AFS Securities	$1,770,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and December 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements.  The results of operations for the periods ended December 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $57,230,155, negative working capital of $2,447,519, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

The fair value of the Company’s notes payable at December 31, 2015 is approximately $5,315,015.  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

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

Income Taxes
There is no income tax provision for the six months ended December 31, 2015 and 2014 due to net operating losses for which there is no benefit currently available.

At December 31, 2015, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

On November 10, 2014, the Company received 600,000 shares of b Booth stock as part of an Asset License agreement with b Booth. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in b Booth stock, as follows:

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Equity securities	$1,800,000	$-	$(1,770,000)	$30,000

June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Equity securities	$-	$-	$-	$-

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of December 31, 2015 and June 30, 2015, respectively:

	December 31,	June 30,
	2015	2015

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of December 31, 2015 and June 30, 2015.	$3,925,000	$3,925,000
Total convertible notes payable – related parties	3,925,000	3,925,000
Less current portion	3,925,000	3,925,000
Convertible notes payable – related parties, long-term	$-	$-

The notes were amended on June 30, 2014 to extend the maturity date to September 30, 2014, amended again on September 30, 2014 to December 31, 2014, amended again on December 31, 2014 to June 30, 2015, amended again on June 30, 2015 to August 31, 2015, amended again on September 30, 2015 to October 15, 2015, amended again on November 10, 2015 to November 30, 2015, and again on February 15, 2016 to March 16, 2016. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of December 31, 2015 and June 30, 2015, respectively:

	December 31,	June 30,
	2015	2015
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 and $0 as of December 31, 2015 and June 30, 2015, respectively.	$15,000	$15,000
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $0 and $0 as of December 31, 2015 and June 30, 2015, respectively.	50,000	50,000
$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $0 and $0 as of December 31, 2015 and June 30, 2015, respectively.	10,000	10,000
$50,000 face value of which $17,500 was paid, $9,600 was converted, and $22,900 was forgiven.	-	40,400
$30,000 face value of which $30,000 was forgiven.	-	30,000
$20,000 face value of which $20,000 was forgiven.	-	20,000
$30,000 face value of which $30,000 was converted.	-	30,000
$15,000 face value of which $15,000 was converted.	-	15,000
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 and $0 as of December 31, 2015 and June 30, 2015, respectively.	20,000	20,000
$20,000 face value of which $20,000 was converted.	-	20,000
$25,000 face value of which $25,000 was converted.	-	25,000

$10,000 face value of which $10,000 was converted.	-	10,000
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $0 and $0 as of December 31, 2015 and June 30, 2015, respectively.	7,000	7,000
$5,000 face value of which $5,000 was converted.	-	5,000
$100,000 face value of which $100,000 was converted.	-	100,000
$100,000 face value of which $100,000 was converted.	-	100,000
$40,000 face value of which $40,000 was converted.	-	40,000
$35,000 face value of which $35,000 was converted.	-	35,000
$100,000 face value, issued in October 2015, interest rate of 6%, matures February 2016.	100,000	-
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $100,000, matures May 2016, net unamortized discount of $77,473 of December 31, 2015.	522,527	-
Total convertible notes payable – non-related parties	724,527	572,400
Less current portion	724,527	572,400
Convertible notes payable – non-related parties, long-term	$-	$-

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

On October 6, 2014, the Company issued a convertible note to an unrelated individual for $40,000 that matured on January 6, 2015. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. The company valued a BCF related to the note valued at $40,000. On September 30, 2015, the note holder elected to convert the entire note of $40,000 and $2,361 in accrued interest.

On September 11, 2014, the Company issued a convertible note to an unrelated individual for $100,000 that matured on December 11, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. On October 7, 2015, the note holder elected to convert the entire note of $100,000 and $6,427 in accrued interest.

On June 30, 2014, the Company issued a convertible note to an unrelated individual for $25,000 that matured on September 30, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. On October 8, 2015, the note holder elected to convert the entire note of $25,000 and $3,185 in accrued interest.

On November 24, 2014, the Company issued a convertible note to an unrelated individual for $35,000 that matured on May 24, 2015. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.35 per share. On October 8, 2015, the note holder elected to convert the entire note of $35,000 and $1,829 in accrued interest.

On October 27, 2015, the Company issued a convertible note to an unrelated individual for $100,000 that matures on February 27, 2016. The note bears 6% per annum and in convertible into shares of the Company’s Common stock at $0.50 per share. Additionally, the Company granted 50,000 warrants in conjunction with this note (see Note 8 – Stock Purchase Options and Warrants).

On September 19, 2014, the Company issued a convertible note to an unrelated individual for $100,000 that matured on December 19, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.20 per share. On November 16, 2015, the note holder elected to convert the entire note of $100,000 and $6,953 in accrued interest.

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event, so no BCF was valued. As of December 31, 2015 the balance of unamortized OID was $77,473.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of December 31, 2015 and June 30, 2015, respectively:

	December 31,	June 30,
	2015	2015

Various term notes with total face value of $610,000 issued from April 11 to January 2014, interest rates range from 0% to 15%, net of unamortized discount of $0 as of June 30, 2015 and June 30, 2014, respectively, of which $35,000 has been paid.	$575,000	$575,000
Face value of $50,000, issued in December 2014, matures in January 2015, note bears interest at 0%.	50,000	50,000
Total notes payable – related parties	625,000	625,000
Less current portion	625,000	625,000
Notes payable - related parties, long term	$-	$-

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of December 31, 2015 and June 30, 2015, respectively:

	December 31,	June 30,
	2015	2015
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 6 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	1,035,000	1,149,675
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	1,559,044	$1,633,774

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the six months ended December 31, 2015 and the fiscal years ended June 30, 2015 the Company issued 469,000 and -0- shares of Series A-1 Preferred Stock for $469,000 and $-0- in cash, respectively. The Company had one conversion of 50,000 shares of Series A-1 Preferred Stock for 100,000 shares of Common Stock, and issued 27,863 shares of Common Stock of payment of $12,932 in accrued dividends.

During the six months ended December 31, 2015 and 2014, the outstanding Preferred Stock accumulated $40,147 and $34,032 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of December 31, 2015 were approximately $662,518.

NOTE 7 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 99,554,270 and 95,280,257 were issued outstanding as of December 31, 2015 and June 30, 2015, respectively. The Company amended its articles of incorporation on August 28, 2015 to increase the number of authorized shares to 250,000,000. The activity surrounding the issuances of the Common Stock is as follows:

For the Six Months Ended December 31, 2015

The Company issued 2,489,398 shares of Common Stock for the conversion of notes and accrued interest valued at $403,113.

The Company also issued 100,000 shares of Common Stock for the conversion of 50,000 shares of Series A-1 Preferred Stock and issued 27,863 shares of Common Stock of payment of $12,932 in accrued dividends.

The Company issued 463,229 shares of Common Stock as payment for services and rent valued at $208,959.

As share-based compensation to employees and non-employees, the Company issued 350,628 shares of common stock valued at $158,537, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 842,895 shares of common stock valued at $380,493 based on the market price on the date of issuance.

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

Stock Purchase Options

During the six months ended December 31, 2015 and fiscal year ended June 30, 2015, the Company did not issue any stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the six months ended December 31, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(25,000)	0.85	-	-	(21,250)
Outstanding as of December 31, 2015	55,000	$0.58	$0.55	1.21	$31,650

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(301,429)	0.52	-	-	(156,743)
Outstanding as of June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900

Stock Purchase Warrants

During the six months ended December 31, 2015, the Company issued warrants to purchase a total of 2,088,000. The Company issued 100,000 warrants in conjunction to an employment agreement entered into in July 2015 and 1,000,000 warrants in conjunction with a consulting agreement entered into December 2015. The Company issued 50,000 warrants in conjunction with a promissory note executed in October 2015. The company also issued 938,000 warrants as part of a private placement. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	December, 31 2015	June 30, 2015
Expected volatility	104-114%	71-142%
Expected dividends	0%	0%
Expected term	3-5 Years	0.25-10 Years
Risk-free interest rate	0.65-1.70%	0.00-2.35%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three months ended December 31, 2015.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2015	31,951,788	$0.43	$0.50	4.98	$13,585,289
Granted	2,088,000	0.61	0.36	4.03	1,273,850
Exercised	-	-	-	-	-
Cancelled/Expired	(370,000)	-	-	-	(177,300)
Outstanding as of December 31, 2015	33,669,788	$0.44	$0.48	4.50	$14,681,839

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

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2015 and June 30, 2015. On August 28, 2015, the Company increased the number of authorized common shares from 100,000,000 to 250,000,000, which removed the derivative using the sequencing policy. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $4,374,585 and $(753,138), and derivative expense of $-0- and $126,126 during the six months ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and June 30, 2015, the fair market value of the derivatives aggregated $-0- and $12,814,941, respectively, using the following assumptions: estimated 10-0.10 year term, estimated volatility of 142.75 -70.62%, and a discount rate of 2.35-0.00%.

NOTE 10 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at December 31, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-
Securities available-for-sale	$30,000	$-	$-	$30,000

Liabilities measured at fair value on a recurring basis at June 30, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$12,814,941	$-	$12,814,941
Securities available-for-sale	$-	$-	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

Lease Agreements

We lease offices in Hollywood, California for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at December 31, 2015 were approximately $226,783.

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office and warehouse space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-by month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

Rent expense for the six months ended December 31, 2015 was $119,167, of which $86,584 was paid in cash and $32,583 was paid in Common Stock.  Rent expense for the six months ended December 31, 2014 was $134,933, of which $87,862 was paid in cash and $47,071 was paid in Common Stock.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2015	$59,476
2016	130,493
Thereafter	103,006
Total	$292,975

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 2015 were approximately $662,518.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2014 and 2015.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On January 18, 2016, the Company issued 25,000 warrants as payment for services. The warrants are have a term of two years, which vest immediately, exercisable at a price of $0.50 valued at $12,500.

On January 27, 2016, the Company entered into a lease agreement for warehouse space located at 8260 E Gelding Dr. Suite 102, Scottsdale, AZ 85260 consisting of approximately 2,098 square feet for a term of three (3) years. The total lease obligation for the three (3) years is approximately $66,191.90.

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

General

Corporate Background

We are a Delaware public company traded on the Over-The-Counter Bulletin Board (ticker symbol: SOMD).  As of December 31, 2015, there were 99,554,270 shares of Common Stock issued and outstanding.  The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886. The Company also has an office at 7650 E. Evans Road, Suite C, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Business

AfterMaster, Inc., formerly Studio One Media, Inc. (“the Company") is an audio technology company located in Hollywood, California and Scottsdale, Arizona. The Company's wholly-owned subsidiaries include AfterMaster HD Audio Labs, Inc. and MyStudio, Inc.

The Company and its subsidiaries are engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies for professional and consumer use, including AfterMaster™ HD Audio Inc., ProMaster HD™ and MyStudio® HD Recording Studios.

Business Highlights

During the quarter ended December 31, 2015 the Company completed development of its first consumer electronic product, AfterMaster TV. AfterMaster TV is a novel consumer hardware product which fixes problems inherent in TV audio. About the size of an iPhone, AfterMaster TV connects between a media source device (cable, satellite box, etc.) and a Television via HDMI cables and raises and clarifies dialogue in TV programming while significantly enhancing the quality of the overall audio content. AfterMaster TV is a proprietary, first-to-market product which has no direct competition and solves longstanding issues with TV audio such as having to continually adjust volume during a TV show to hear dialogue.

In late November 2015, the Company introduced its new AfterMaster TV system via crowdfunding campaigns to test market its product and gain consumer feedback as well as generate pre-sales. The campaigns were highly successful and led the Company to record cash revenues (deferred) of over $300,000 during the quarter and over $425,000 to date. The pre-sales represent the sale of thousands of AfterMaster TV systems at an average price of $120 to buyers in over 30 countries. The very favorable metrics and feedback that the Company has received, strongly demonstrates that AfterMaster TV has a very large and eager market opportunity worldwide. The Company expects to commence large scale manufacturing in April in combination with an aggressive online and partner driven distribution strategy. Further product information can be found at www.AfterMasterTV.com.

AfterMaster HD Audio

AfterMaster technology was created and developed pursuant to a multi-year, multi-million dollar development effort to make all digital audio sound substantially better by developing proprietary digital signal processing technology and consumer products. The AfterMaster Audio Labs team is comprised of a unique group of award-winning industry leaders in music, technology and audio engineering including Rodney Jerkins, Larry Ryckman, Justin Timberlake, Paul Wolff and Shelly Yakus. www.AfterMasterHD.com/team.

AfterMaster Audio Technology is an internally-developed, proprietary (patents-pending) mastering, remastering and audio processing technology which makes any audio source sound significantly louder, fuller, deeper and clearer. AfterMaster is a groundbreaking technology which eliminates the weaknesses found in other audio enhancement and processing technologies while offering a much superior audio experience for consumer and industrial applications.

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

Change in Directors and Officers.

On December 1, 2015, David Reynolds and Robert Kite resigned as directors and officers of AfterMaster, Inc. (the “Company”) to pursue other business opportunities. The Company thanked Messrs. Mr. Reynolds and Kite for their service to the Company.

On December 4, 2015, Mark Depew, Arnold Weintraub and Mirella Chavez were appointed as Directors of the Company. Lawrence Ryckman, President, Chief Executive Officer (CEO), and a director of the Company was appointed interim Chairman. Mr. Depew was appointed Senior Vice President, Finance.

Mark Depew has had an extensive career as a licensed investment adviser in the financial services industries for over 30 years, and he has worked for Moloney Securities Co., Inc. since February of 2003. During Mr. Depew’s long career, he has aided several small cap companies. Since 2010, Mr. Depew has been one of the Company's largest supporters and continues to act as the representative of a large number of the Company's shareholders. As Senior Vice President, Finance, he will head-up all finance and shareholder relations matters on behalf of the Company. A compensation agreement for Mr. Depew has not yet been finalized.

Mr. Arnold Weintraub has been the Company's patent and Intellectual Property attorney since 2010. Mr. Weintraub has been invaluable in securing the Company's five issued patents, six trademarks and the filing of numerous patent applications.

Mr. Weintraub is a member of The Weintraub Group, P.L.C., where he has worked since August of 2003. He is an intellectual property specialist, including the preparation, prosecution and procurement of patents, trademarks, as well as copyright registrations. He also has an extensive litigation practice, practicing at both the trial and appellate levels involving intellectual property issues, including patents, trademarks, trade dress, trade secrets, copyrights and unfair competition matters. Prior to forming The Weintraub Group, P.L.C., Mr. Weintraub had been the head of the Intellectual Property group for the firm of Plunkett & Cooney, a large Midwest regional multiservice law firm, where he not only practiced in the area of Intellectual Property, but trained associates in this discipline as well.

Mr. Weintraub received his undergraduate degree in chemical engineering from Wayne State University in 1965. Mr. Weintraub is a 1968, cum laude, graduate of Wayne State University Law School. He has been registered to practice before the United States Patent and Trademark Office since 1970, as well as having been admitted to practice in various courts throughout the United States. Mr. Weintraub is a member of numerous professional organizations including the AIPLA and Tau Epsilon Rho Legal Society. A compensation agreement for Mr. Weintraub has not yet been finalized.

Mirella Chavez, 30, has been Chief Financial Officer (CFO) of the Company since April 16, 2013. Prior to her appointment as CFO, Ms. Chavez was the Company’s Chief Accountant since October 1, 2006. Ms. Chavez holds a Bachelor of Science in Accounting and a Business, Management and Marketing degree from DeVry University. Pursuant to Ms. Chavez’s employment contract with the Company, Ms. Chavez receives $80,000 per annum in cash and $80,000 in shares of the Company’s common stock at a discount of 25% to the market price calculated on a quarterly basis. Ms. Chavez will serve as CFO, Secretary and Treasurer until termination or resignation.

The Company expects the appointment of additional Officers and Directors in the near future.

ON Semiconductor/AfterMaster Audio Chip

The Company is party to a multi-year joint development and marketing agreement with ON Semiconductor ("ON") of Phoenix, Arizona, to commercialize its technology through audio semiconductor chips. ON is a multi-billion dollar, multi-national semiconductor designer and manufacturer.

The agreement calls for ON to implement and support our AfterMaster technology in a Digital Signal Processor (DSP) semiconductor chip that will be marketed to their current OEM customers, distributors and others. We selected ON for its technical capabilities, sales support and deep customer pool.

In conjunction with ON, we have completed the development of an AfterMaster software algorithm that is designed to be used in semiconductor chips or as a standalone software product. We believe the sound quality from our algorithm provides a superior audio experience relative to other products on the market.

In 2015, ON completed the development of an AfterMaster encoded semiconductor chip based on the ON Semiconductor BelaSigna 300 DSP chip. Now branded the BelaSigna 300 AM chip, it is one of the smallest, high power/low voltage DSP chips available. It is small enough to fit into a hearing aid but equally effective in any size device with audio capability.

Since entering into the agreement, both the Company and ON have identified a large number of prospective customers that will be key targets for this new and unprecedented technology. The algorithm and chips allow consumer product manufacturers an opportunity to offer a significantly improved and differential audio experience in their products without having to significantly change hardware and form factor designs. Through the combined relationships of the Company and ON, we hope to generate significant revenues for both parties through the sale of the ON/AfterMaster chips and software licensing. In the fall of 2015, ON officially launched a broad sales effort to market AfterMaster/ON audio chips.

AfterMaster Consumer Hardware Products

The Company intends to complement its ON/AfterMaster DSP chips, ProMasterHD service and the licensing of its AfterMaster software with the design, manufacturing and marketing of unique consumer electronics hardware products branded as AfterMaster products.

During the quarter ended December 31, 2015 the Company completed development of its first consumer electronic product, AfterMaster TV. AfterMaster TV is a novel consumer hardware product which fixes problems inherent in TV audio. About the size of an iPhone, AfterMaster TV connects between a media source device and Television via HDMI cables and raises and clarifies dialogue in TV programming while significantly enhancing the quality of the overall audio content. AfterMaster TV is a proprietary, first-to-market product which has a no direct competition and solves longstanding issues with TV audio such as having to continually adjust volume during a TV show to hear dialogue.

In late November 2015, the Company introduced its new AfterMaster TV system via crowdfunding campaigns to test market its product and gain consumer feedback as well as generate pre-sales. The campaigns were highly successful and led the Company to record cash revenues (deferred) of over $300,000 during the quarter and over $425,000 to date. The pre-sales represent the sale of thousands of AfterMaster TV systems at an average price of $120 to buyers in over 30 countries. The very favorable metrics and feedback that the Company has received, strongly demonstrates that AfterMaster TV has a very large and eager market opportunity worldwide. The Company expects to commence large scale manufacturing in March in combination with an aggressive online and partner driven distribution strategy. Further product information can be found at www.AfterMasterTV.com.

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

ProMasterHD.com went live in a soft beta launch in the fourth quarter of 2015 to test functionality and generate feedback from users. The company plans a high-profile worldwide marketing launch for ProMaster in the first quarter of 2016.

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

Employees

As of December 31, 2015 we employed ten full-time and one part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at December 31, 2015 were approximately $226,783.

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office and warehouse space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-by month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended
	December 31,
	2015	2014
Session Revenues	$-	$2,310
AfterMaster Revenues	36,154	24,505
Total Revenues	$36,154	$26,815

	Six Months Ended
	December 31,
	2015	2014
Session Revenues	$-	$3,730
AfterMaster Revenues	55,934	52,245
Licensing Revenues	1,800,000	200,000
Total Revenues	$1,855,934	$255,975

Our business model currently generates revenues from four primary sources:

1.	ProMaster HD online music mastering service designed for independent artists.
2.	AfterMaster mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer.
3.	AfterMaster chip optimizes the sound quality from any device, enhancing its fullness and clarity.
4.	AfterMaster Licensing

Revenues from AfterMaster Services resulted primarily from audio services provided to producers and artists on a contract basis. This source of revenue is expected to grow in coming years, and the Company is expecting to generate additional revenues from on-line mastering downloads and the development of the AfterMaster software algorithm and chip.

The revenue for the three months ended December 31, 2015 increased to $36,154 from $26,815 over the comparable three month period ended December 31, 2014 due primarily to increase in AfterMastering services to record labels and independent artists.

The revenue for the six months ended December 31, 2015 increase to $1,855,934 from $255,975 over the comparable six month period ended December 31, 2014 due primarily to licensing fees generated per a term sheet with bBooth to license certain technologies, intellectual property, and patents from AfterMaster.

Cost of Revenues

	Three Months Ended
	December 31,
	2015	2014
Cost of Revenues (excluding depreciation and amortization)	$108,949	$84,444

	Six Months Ended
	December 31,
	2015	2014
Cost of Revenues (excluding depreciation and amortization)	$202,083	$167,621

Cost of revenues consists primarily of AfterMaster Studio Rent, Consultants, and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of revenues for the three months ended December 31, 2015, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company increase in development cost for the new ProMaster.com website.

Cost of revenues consists primarily of AfterMaster Studio Rent, Consultants, and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of revenues for the six months ended December 31, 2015, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company increase in development cost for the AfterMaster TV box.

Other Operating Expenses

	Three Months Ended
	December 31,
	2015	2014
Depreciation and Amortization Expense	$17,983	$9,537
General and Administrative Expenses	2,604,198	1,600,667
Total	$2,622,181	$1,610,204

	Six Months Ended
	December 31,
	2015	2014
Depreciation and Amortization Expense	$35,001	$43,893
General and Administrative Expenses	4,770,762	2,501,592
Total	$4,805,763	$2,545,485

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, Public relations and information technology personnel; advertising expenses; rent and facilities; and expenses related to the issuance of stock compensation.

The overall increase in general and administrative expenses is primarily a result of increase of Consultant Fees, Public Relations & Marketing, and travel expense.

Consultant Fees increased by $1,300,000 and public relations & marketing increased by $200,000 and travel increased by $150,000 during the six months ended December 31, 2015. The increase in professional fees is primarily attributable the development of AfterMaster HD and ProMaster HD.

Other Income and Expenses

	Three Months Ended
	December 31,
	2015	2014
Interest Expense	$(250,345)	$(1,561,649)
Derivative Expense	-	(66,381)
Change in Fair Value of Derivative	-	(725,593)
Gain (Loss) on Extinguishment of Debt	47,897	-
Total	$(202,448)	$(2,353,623)

	Six Months Ended
	December 31,
	2015	2014
Interest Expense	$(430,725)	$(2,089,997)
Derivative Expense	-	(126,126)
Change in Fair Value of Derivative	4,374,585	(753,138)
Gain (Loss) on Extinguishment of Debt	143,344	(28,517)
Total	$4,087,204	$(2,997,778)

The other income and expenses during the three months ended December 31, 2015, totaling $202,448 of net expenses, which consists primarily of interest expense. During the comparable period in 2014, other income and expenses totaled $(2,353,623).

The other income and expenses during the six months ended December 31, 2015, totaling $4,087,204 of net income, which consists of change in fair value of derivative. During the comparable period in 2014, other income and expenses totaled $(2,997,778). This is primarily due to the change in fair value of derivative when the derivative sequencing policy was removed on August 28, 2015. (See Note 9 – Financial Instruments)

Net Income (Loss)

	Three Months Ended
	December 31,
	2015	2014
Net Loss	$(2,897,424)	$(4,021,456)

	Six Months Ended
	December 31,
	2015	2014
Net Income (Loss)	$935,292	$(5,454,909)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $1,855,934 during the six months ended December 31, 2015 as compared to $255,975 in the comparable quarter of 2014.  The Company has incurred losses since inception of $57,230,155.  At December 31, 2015, the Company has negative working capital of $2,447,519, which was an increase in working capital of $10,580,256 from June 30, 2015.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2015 and June 30, 2014, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2015 and June 30, 2015 were ineffective, based on COSO’s framework.

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

Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2016.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge. There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six months ended December 31, 2015, no matters were submitted to the shareholders for a vote.

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

AFTERMASTER, INC.

Date: February 16, 2016	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: February 16, 2016	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: February 16, 2016	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary