Form 10-K/A
period 2015-06-30
AFTERMASTER, INC.
filed 2016-04-26
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

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

DOCUMENTS INCORPORATED BY REFERENCE

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)

FORM 10-K /A

FOR THE FISCAL YEAR ENDED
       JUNE 30, 2015

INDEX

The Company is amending its Annual Report on Form 10-K for the year ended June 30, 2015, originally filed on September 28, 2015, to address comments from the Securities and Exchange Commission in a letter dated April 15, 2016. This report incorporates responses to those comments where relevant.

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

On September 30th, 2014, the Company entered into a licensing and option term sheet for the licensing of its MyStudio related Intellectual Property for a total consideration of $1,250,000 in cash and $300,000 in stock of bBooth, Inc., payable over 18 months. To date, the Company has received $200,000 and has been issued 600,000 shares of bBooth currently valued at $1,800,000. The amount of this stock was valued at $1,800,000 because on September 3, 2015, bBooth’s stock was trading at $3.00 per share according to the historical stock on Nasdaq.com. The agreement also provides an option to purchase certain studio assets in the future. bBooth is a Los Angeles-based public company which intends to install interactive recording booths in the U.S. and internationally.

The consideration for the license of these assets related to the bBooth agreement entered into on November 10, 2014 of 600,000 shares of bBooth’s common stock was not received by the Company until September 3, 2015. The stock certificate is dated November 11, 2014, but remained in the possession of bBooth until September of 2015 when it was delivered to the Company’s possession. The amount of this stock was valued at $1,800,000 because on September 3, 2015, bBooth’s stock was trading at $3.00 per share according to the historical stock on Nasdaq.com ($3.00 x 600,000 shares = $1,800,000).  According to ASC 320-10-25-1, equity securities with readily determinable fair values are subject to ASC 320 and as such are to be carried at fair value. When determining whether a security is in the scope of ASC 320, an entity should be careful not to look through the form of its investment to the nature of the securities held by an investee.

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

We Have Limited Capital and Will Need Additional Financing.

As of June 30, 2015, we had an accumulated deficit of $58,165,447 and negative working capital of $13,027,775.  In addition, for the year ended June 30, 2015, we had a loss of approximately $11,180,318 and negative cash flow from operating activities of approximately $2,808,837. The Company has not declared dividends on its common stock, but the Company does have cumulative dividends in arrears through June 30, 2015, of approximately $648,236 for its outstanding Series A Convertible Preferred Stock.

Revenues generated from our current operations are not sufficient to pay our ongoing operating expenses.  Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.  In order to fund our working capital needs and our operational costs during 2015, we entered into eighteen (18) separate promissory notes, two (2) conversions of warrants for cash, and one hundred forty-nine (149) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $5,128,632 to the Company.

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

We require substantial capital to continue Aftermaster operations. Although we intend to engage in subsequent debt and equity offerings of our securities to raise additional working capital for Aftermaster operations, we have no firm commitments for any additional funding, either debt or equity, at the present time.  Insufficient financial resources may require us to delay or eliminate all or some of our sales and marketing efforts to generate revenues for AfterMaster, which could have a material adverse effect on our business, financial condition and results of operations.  There is no certainty that our expenditures will result in a profitable business as proposed.

Lack of Diversification.

Our current size and financial condition makes it unlikely that we will be able to commit our funds to diversify the business until we have a proven track record in our current markets. However, we do not have any plans nor have we identified any areas or markets in which we would seek diversification in our Company's business. We acknowledge that limiting our product offerings carries a risk of limiting revenues, which may impact our ability to continue operations.

Competition.

Aftermaster has developed an audio enhancement technology that it believes is unique and competitive in the audio enhancement industry. However, there are many more well established and financially successful brands in the audio enhancement industry, with more name recognition and financial resources such as, SRS and Dolby Labs. Although we believe that our technology differentiates us from competitor technologies, there is no assurance that we will be successful in gaining any consumer acceptance of our technology.

While we believe that the technologies behind AfterMaster and ProMaster HD are unique in the industry, other companies within the industry may develop or have developed audio enhancement technologies that are equal to or better than our technologies and could become our competitors. Potential competitors may have greater name recognition, access to financing, industry contacts and more extensive customer bases that could be leveraged to accelerate their competitive activity.  Further, potential competitors may establish future cooperative relationships among themselves and with third parties to enhance their products and services in this market space in which we propose to operate.  Consequently, competitors or alliances may emerge and rapidly acquire significant market share.  We cannot assure you that we will be able to compete effectively with any competitor should they arise or that the competitive pressures faced by us will not harm our business. Such intense competition will limit our opportunities and have a materially adverse effect on our profitability or viability.

To protect our Company against competitors, we have embarked on an aggressive intellectual property protection program which we believe will be a significant barrier to market entry to potential competitors for our current product offerings.  In addition, we strive to employ individuals who have long standing relationships and expertise in various segments of the entertainment, marketing, finance and communications industries, which we hope will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for AfterMaster and ProMaster HD.

However, any investor must recognize that AfterMaster is unproven as a commercially viable audio technology and that many other companies dominate and are successful in licensing their audio products, which compete in the market within which AfterMaster is attempting to establish itself.

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

We currently generate revenue from our operations through three activities: session revenues, AfterMaster revenues, and licensing revenues.

Session revenues are generated from our ProMaster HD online music mastering service. The session revenues totaled $11,030 and $36,192, for the years ended June 30, 2015 and 2014, respectively.  The decrease in session revenues was primarily due to ProMaster being taken offline for redesign and operational development.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the fiscal year ended June 30, 2015, decreased to $91,570, as compared to $146,307 for the comparable fiscal year ended June 30, 2014. This decrease was due primarily to a decrease in the mastering and remastering of music and licensing by our customers.

Licensing revenues are generated by licensing certain technologies, intellectual property, and patents to third parties.  Our licensing revenues increased to $200,000 during the fiscal year ended June 30, 2015, as compared to the $0 for the comparable fiscal year ended June 30, 2014, due primarily to a licensing contract with bBooth.

In the aggregate, total Company revenues increased to $302,600 for the year ended June 30, 2015, as compared to total revenues of $182,499 for the year ended June 30, 2014, due to an increase in licensing revenues partially offset by decreases in session revenues and AfterMaster revenues.

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

Due to the Company’s cash position, we use our Common Stock and warrants to pay many employees, vendors and consultants as well as to raise capital through incentives attached to our debt offerings.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505-50 “Equity Based Payments to Non-employees”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large stock-based compensation of $2,527,056 and $1,206,885 for the fiscal years ended June 30, 2015 and 2014, our net loss would have been $8,653,262 and $4,127,030 for fiscal years ended June 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $302,600 during the fiscal year ended June 30, 2015 as compared to $182,499 in the comparable period in 2014.  The Company has incurred losses since inception of $58,165,447.  At June 30, 2015, the Company had negative working capital of $13,027,775, which was a decrease in working capital of $6,443,236 from June 30, 2014.

The Company had revenues of $302,600 during the fiscal year ended June 30, 2015, as compared to $182,499 in the comparable period in 2014.  The Company has incurred losses since inception of $58,165,447.  At June 30, 2015, the Company had negative working capital of $13,027,775, which was a decrease in working capital of $6,443,236 from June 30, 2014.

The Company had cash of $2,185,702 as of June 30, 2015, as compared to $77,876 as of June 30, 2014.  This increase is due primarily to the company entering into eighteen (18) separate promissory notes, two (2) conversions of warrants for cash, and one hundred and forty-nine (149) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $5,128,632 to the Company. This amount was partially offset by operational costs, purchases of assets, and payments of obligations from convertible notes, notes, and lease payables.

The Company had prepaid expense of $3,319,258 as of June 30, 2015, as compared to $20,499 as of June 30, 2014.  The increase is due to the Company issuing 2,550,000 warrants in conjunction with five financial advisory agreements entered into during the fiscal year and the issuance of 10,579,665 warrants in conjunction with a consulting agreement resulting in an increase in prepaid expense of $6,930,262, partially offset by amortization of prepaid expenses.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2015, concerning shares of the Company’s Common Stock held by (1) each stockholder known to own beneficially more than five percent of any class of the Company’s voting securities as of June 30, 2015, with the number of outstanding common shares at 95,280,257 at such time, (2) each of the Company’s directors, (3) each of the executive officers, and (4) all of the directors and executive officers as a group:

Title of Class		Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class (1)
	Beneficial Owner
	Mirella Chavez	1,021,125	1.07%
Common	5911 W Shangri La
	Glendale, AZ 85301
	Barry M. Goldwater Jr.	1,207,042 (3)	1.27%
Common	3219 E. Camelback Rd., #552
	Phoenix, AZ 85018
	Matthew R. Long	115,000	0.12%
Common	17197 N 54th Avenue
	Glendale, AZ 85308
	Frank Perrotti, Jr.	10,067,496 (4)	10.57%
Common	305 Spruce Bank Road
	Hamden, CT 06518
	Kenneth R. Pinckard	2,178,888 (5)	2.28%
Common	3104 E. Camelback Rd. #245
	Phoenix, AZ 85016
	Lawrence G. Ryckman	7,434,807 (6)	7.76%
Common	20202 Pacific Coast Highway
	#5
	Malibu, California 90265
	Preston J. Shea	862,310 (7)	0.90%
Common	1 Youge Street, Suite 1801
	Toronto, ON Canada M5E 1W7
Common	Tennman Brands, LLC	10,579,665 (8)	9.99%
	1801 Century Park West
	Los Angeles, CA 90067
Common	Sheldon Yakus	7,385	0.01%
	1778 Lantana Drive
	Miden, NV 89423
Series A Convertible Preference Stock	Murray B. Day	5,000	32.26%
	549 W. Cresent
	Palo Alto, CA 94301
Series A Convertible Preference Stock	Elliot Leferts	3,000	19.35%
	60 McNear Drive
	San Rafael, CA 9490
Series A Convertible Preference Stock	Harriet Lloyd	2,500	16.13%
	1200 California St.
	San Francisco, CA 94109
Series A Convertible Preference Stock	Richard Matza	2,500	16.13%
	454 Burr Rd.
	Southbury, CT 06488
Series A Convertible Preference Stock	Richard Oliver	2,500	16.13%
	25466 Adobe Lane
	Los Altos, CA 94022

Series B Senior Redeemable Convertible Preference Stock	J. Patrick Carter	1,500	42.86%
	2448 E. 81st Street, #4550
	Tulsa, OK 74137
Series B Senior Redeemable Convertible Preference Stock	Robert Stillman	2,000	57.14%
	2440 Virginia Ave NW, Apt. D 1206
	Washington, DC 20037
Series C Convertible Preferred Stock	John Arrilaga, TTEE	2,068	15.43%
	2560 Mission College Blvd., #101
	Santa Clara, CA 95054
Series C Convertible Preferred Stock	Paul Essi	1,171	8.74%
	2450 One Cleveland Center
	Cleveland, OH 44114
Series C Convertible Preferred Stock	Thomas Fersti	3,592	26.80%
	P.O. Box 284
	761 State St. Millington, MI 48746
	Marton & Kjellaaug Klepp	1,825	13.62%
	12 Day Road
	Armonk, NY 10504
Series C Convertible Preferred Stock	Gustavo Nicolich	1,097	8.18%
	P.O. Box 60040
	Palo Alton, CA 94306
Series C Convertible Preferred Stock	Richard Perry, TTEE	2,068	15.43%
	2200 Cowper Street
	Palo Alto, CA 94301
Series P Convertible Participating Preferred Stock	Robert Huskins	67,741	78.19%
	42 Shady Vista Rd.
	Rolling Hills Estates, CA 90274
Series P Convertible Participating Preferred Stock	Roderick Thompson	18,899	21.81%
	Address unknown

	Officers and Directors as a Group	33,712,120	33.96%

1.
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.
The above table is based on 95,280,257 shares of Common Stock outstanding as of June 30, 2015, and based on the following shares of other voting stock outstanding as of such date:  (i) 15,500 shares of Series A Convertible Preference Stock; (ii) 3,500 shares of Series B Senior Redeemable Convertible Preference Stock; (iii) 13,404 shares of Series C Convertible Preferred Stock; and (iv) 86,640 shares of Series P Convertible Participating Preferred Stock.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

3.	Includes an option to purchase 125,000 shares of Common Stock at $0.20 per share.
4.	Mr. Perrotti owns these shares personally and through an entity, FPJ Investments, in which he serves as the manager and has voting control.
5.	Includes an option to purchase 400,000 shares of Common Stock at $.20 per share.
6.
Mr. Ryckman owns these shares personally and through two entities, Maverick Investments and Sundance. The amount listed here includes an option to purchase 500,000 shares of Common Stock at $.20 per share.

7.	Includes an option to purchase 125,000 shares of Common Stock at $.20 per share.
8.
Tennman Brands, LLC owns 10,579,665 warrants to purchase shares of Common Stock at an exercise price of $0.18 per share. Justin Timberlake is the beneficial owner of Tennman Brands, LLC and, upon exercise of the warrants, would exercise voting control of the common stock underlying the warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From February 2010 to April 2013, the Company issued convertible notes to Frank Perrotti, Jr., a director of the Company, in the aggregate amount of $3,675,000. The notes bear an average interest rate of 11.34% per annum and are convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.

On November 3, 2011, the Company issued a convertible note to Frank Perrotti, Jr., a director of the Company, in the amount of $250,000. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.40 per share.

From April 2011 to October 2011, the Company issued notes to Frank Perrotti, Jr., a director of the Company, for $575,000. The note bears an average interest rate of 14% per annum.

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

* Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMASTER, INC.

Date: April 25, 2016	By:	/s/ Larry Ryckman
Larry Ryckman
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Ryckman	President and Director	April 25, 2016
Larry Ryckman	(Principal Executive Officer)

/s/ Mirella Chavez	Chief Financial Officer	April 25, 2016
Mirella Chavez

/s/ David Reynolds	Director	April 25, 2016
David Reynolds

/s/ Robert Kite	Director	April 25, 2016
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