Form 10-Q
period 2016-03-31
AFTERMASTER, INC.
filed 2016-05-16
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

☐ Yes    ☒ No

At May 16, 2016, the number of shares outstanding of Common Stock, $0.001 par value, was 101,137,212 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AFTERMASTER, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash	$547,134	$2,185,702
Accounts receivable	8,965	4,500
Available for sale securities	48,000	-
Note receivable, net	10,000	-
Prepaid expenses	1,881,995	3,319,258

Total Current Assets	2,496,094	5,509,460

Property and equipment, net	131,018	169,954

Intangible assets, net	71,281	22,853

Note receivable	-	10,000
Deposits	17,661	13,675
Prepaid expenses, net of current	20,492	1,092,038

Total Assets	$2,736,546	$6,817,980

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$273,058	$344,451
Accrued interest	79,101	93,762
Deferred revenue	430,566	2,500
Accrued consulting services - related party	-	82,267
Lease payable	8,716	36,426
Derivative Liability	-	12,814,941
Notes payable - related party	625,000	625,000
Notes payable	40,488	40,488
Convertible notes payable - related party	3,925,000	3,925,000
Convertible notes payable, net of discount of $58,104 and $0, respectively	1,003,896	572,400

Total Current Liabilities	6,385,825	18,537,235

Total Liabilities	6,385,825	18,537,235

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized,1,510,000 and 616,000 shares issued and outstanding, respectively	1510	616
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001; 101,082,637 and 95,280,257 shares issued
and outstanding, respectively	101,090	95,287
Subscription payable	-	35,000
Additional paid In capital	57,737,305	46,314,765
Accumulated other comprehensive income	18,000	-
Accumulated Deficit	(61,507,708)	(58,165,447)

Total Stockholders' Deficit	(3,649,279)	(11,719,255)

Total Liabilities and Stockholders' Deficit	$2,736,546	$6,817,980

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

REVENUES
MyStudio Session Revenues	$-	$5,300	$-	$9,030
AfterMaster Revenues	19,320	18,680	75,254	70,925
Licensing Revenues	-	-	1,800,000	200,000
Total Revenues	19,320	23,980	1,875,254	279,955

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	115,345	70,872	317,428	238,493
Depreciation and Amortization Expense	18,927	9,809	53,928	53,702
Research and Development	177,315	23,789	331,681	28,052
Advertising and Promotion Expense	125,597	200	269,982	1,389
Legal and Professional Expense	85,390	62,390	342,803	87,522
Warrant and Stock issued for services	886,874	51,399	3,074,385	1,359,174
General and Administrative Expenses	841,976	855,006	2,869,063	2,018,239

Total Costs and Expenses	2,251,424	1,073,465	7,259,270	3,786,571

Loss from Operations	(2,232,104)	(1,049,485)	(5,384,016)	(3,506,616)

Other Expense
Interest Expense	(275,449)	(252,341)	(706,174)	(2,342,338)
Derivative Expense	-	-	-	(126,126)
Change in Fair Value of Derivative	-	200,190	4,374,585	(552,948)
Loss on Available for Sale Securities	-	-	(1,770,000)	-
Gain (Loss) on Extinguishment of Debt	-	-	143,344	(28,517)

Total Other Expense	(275,449)	(52,151)	2,041,755	(3,049,929)

Loss Before Income Taxes	(2,507,553)	(1,101,636)	(3,342,261)	(6,556,545)
Income Tax Expense	-	-	-	-
NET LOSS	$(2,507,553)	$(1,101,636)	$(3,342,261)	$(6,556,545)

Preferred Stock Accretion and Dividends	(27,565)	(15,880)	(67,712)	(48,777)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,535,118)	$(1,117,516)	$(3,409,973)	$(6,605,322)

Basic and diluted Loss Per Share of Common Stock	$(0.03)	$(0.01)	$(0.03)	$(0.08)

Weighted Average Number of Shares Outstanding-Basic & Diluted	99,896,132	86,878,895	97,988,045	81,235,026

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(2,535,118)	(1,117,516)	(3,409,973)	(6,605,322)
Unrealized gain on AFS Securities	18,000	-	18,000	-
COMPREHENSIVE LOSS	$(2,517,118)	$(1,117,516)	$(3,391,973)	$(6,605,322)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2016	2015

OPERATING ACTIVITIES

Net Loss	$(3,342,261)	$(6,556,545)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	53,928	53,702
Share-based compensation - Common Stock	277,012	720,333
Share-based compensation - warrants	525,803	1,329,791
Common stock issued for services and rent	225,413	146,017
Common stock issued as incentive with Convertible debt	-	10,261
Common stock issued for preferred dividends	11,981	8,613
Common stock issued to extend the maturity dates on debt	-	15,750
Closing fees	15,000	-
Amortization of debt discount and issuance costs	75,416	659,803
(Gain)/Loss on extinguishment of debt	(143,344)	28,517
Derivative expense	-	126,126
Gain (loss) remeasurement of derivative	(4,374,585)	552,948
Licensing Revenue from the issuance of AFS Securities	(1,800,000)	-
Changes in Operating Assets and Liabilities:
Accounts receivable, net	(4,465)	(49,858)
Loss on Available for Sale Securities	1,770,000	-
Other assets	2,508,809	(30,300)
Deposits	(3,986)	(17,750)
Accounts payable and accrued expenses	586,082	1,200,217
Accrued interest	8,456	45,421
Deferred revenue	428,066	2,500
Accrued consulting services - related party	(82,267)	(196,300)

	(3,264,942)	(1,950,754)

INVESTING ACTIVITIES

Purchase of property and equipment	(63,420)	(94,686)

Net Cash Used in Investing Activities	(63,420)	(94,686)

FINANCING ACTIVITIES

Common Stock issued for exercise of warrants	155,915	-
Common Stock issued for cash, net of offering costs of $0 and $20,125, respectively	-	1,876,025
A-1 Preferred Stock issued for cash, net of offering costs of $209,910 and $0, respectively	734,089	50,000
Proceeds from convertible notes payable	845,000	527,000
Repayments of convertible notes payable	(17,500)	(9,000)
Repayments of notes payable	-	(35,000)
Lease Payable	(27,710)	(38,984)
Net Cash Provided by Financing Activities	1,689,794	2,370,041

NET INCREASE IN CASH	(1,638,568)	324,601
CASH AT BEGINNING OF PERIOD	2,185,702	77,876

CASH AT END OF PERIOD	$547,134	$402,477

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$918

NON CASH FINANCING ACTIVITIES:
Conversion of notes and Interest into common stock	$990,147	1,922,230
Conversion of warrants for common stock	$-	$10,000
Conversion of preferred stock for common stock	$50	$100
Common Stock and warrants issued for interest	$-	$527,000
Derivative Liability	$8,440,357	$1,532,627
Beneficial conversion feature	$23,236	$-
Original Issue Discount	$100,000	$-
Initial Derivative Liability	$-	$-
Conversion of Derivative Liability	$-	$-
MTM on AFS securities	$(18,000)	$-
Common Stock issued as incentive with convertible debt	$10,284	$-

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $61,507,708, negative working capital of $3,937,731, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its AfterMaster businesses. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, (c) placing in service additional studios (d) more widely commercializing the AfterMaster and ProMaster products, and (e) identifying and executing on additional revenue generating opportunities.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The fair value of the Company’s notes payable at March 31, 2016 is approximately $5,594,384.  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

Income Taxes
There is no income tax provision for the six months ended March 31, 216 and 2015 due to net operating losses for which there is no benefit currently available.

At March 31, 2016, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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

The Company's revenues are generated from AfterMaster products and services, and licensing fees.  ProMaster HD generates revenues through online music mastering, streaming, and storage service designed for independent artists which utilizes proprietary audio technologies developed by AfterMaster.  Revenues related to licensing fees generated per a term sheet with bBooth are recorded when payment is received as there is no current executed agreement in place and the term of use is indefinite, pursuant to which bBooth agreed to acquire exclusive rights to license certain technologies, intellectual property, and patents from AfterMaster.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the nine months ended March 31, 2016 and 2015 of $67,712 and $48,777, respectively.

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

For the nine months ended March 31, 2016 and 2015, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 24,274,055 and 21,174,420 at March 31, 2016 and 2015, respectively.

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

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

On November 10, 2014, the Company received 600,000 shares of b Booth stock as part of an Asset License agreement with b Booth. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in b Booth stock, as follows:

March 31, 2016
	Amortized	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair
	cost					value

Equity securities	$1,800,000	$18,000	$-	$-	$(1,770,000)	$48,000

June 30, 2015
	Amortized	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair
	cost					value

Equity securities	$-	$-	$-	$-	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of March 31, 2016 and June 30, 2015, respectively:

	March 31,	June 30,
	2016	2015

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of March 31, 2016 and June 30, 2015.	$3,925,000	$3,925,000
Total convertible notes payable – related parties	3,925,000	3,925,000
Less current portion	3,925,000	3,925,000
Convertible notes payable – related parties, long-term	$-	$-

The notes were amended on February 15, 2016 to March 16, 2016. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of March 31, 2016 and June 30, 2015, respectively:

	March 31,	June 30,
	2016	2015
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 and $0 as of March 31, 2016 and June 30, 2015, respectively.	$15,000	$15,000
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $0 and $0 as of March 31, 2016 and June 30, 2015, respectively.	50,000	50,000
$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $0 and $0 as of March 31, 2016 and June 30, 2015, respectively.	10,000	10,000
$50,000 face value of which $17,500 was paid, $9,600 was converted, and $22,900 was forgiven.	-	40,400
$30,000 face value of which $30,000 was forgiven.	-	30,000
$20,000 face value of which $20,000 was forgiven.	-	20,000
$30,000 face value of which $30,000 was converted.	-	30,000
$15,000 face value of which $15,000 was converted.	-	15,000
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 and $0 as of March 31, 2016 and June 30, 2015, respectively.	20,000	20,000
$20,000 face value of which $20,000 was converted.	-	20,000
$25,000 face value of which $25,000 was converted.	-	25,000
$10,000 face value of which $10,000 was converted.	-	10,000

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

NOTE 5 – NOTES PAYABLE - continued

$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $0 and $0 as of March 31, 2016 and June 30, 2015, respectively.	7,000	7,000
$5,000 face value of which $5,000 was converted.	-	5,000
$100,000 face value of which $100,000 was converted.	-	100,000
$100,000 face value of which $100,000 was converted.	-	100,000
$40,000 face value of which $40,000 was converted.	-	40,000
$35,000 face value of which $35,000 was converted.	-	35,000
$100,000 face value, issued in October 2015, interest rate of 6%, matures February 2016.	100,000	-
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $100,000, matures May 2016, net unamortized discount of $27,473 of March 31, 2016.	572,527	-
$100,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $4,177 of March 31, 2016.	95,823	-
$15,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $640 of March 31, 2016.	14,360	-
$25,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $4,681 of March 31, 2016.	20,319	-
$10,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $1,913 of March 31, 2016.	8,087	-
$100,000 face value, issued in March 2016, interest rate of 10%, matures March 2017, net unamortized discount of $18,775 of March 31, 2016.	81,225	-
$10,000 face value, issued in March 2016, interest rate of 10%, matures March 2017, net unamortized discount of $445 of March 31, 2016.	9,555	-
Total convertible notes payable – non-related parties	1,003,896	572,400
Less current portion	1,003,896	572,400
Convertible notes payable – non-related parties, long-term	$-	$-

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event, so no BCF was valued. As of March 31, 2016 the balance of unamortized OID was $27,473.

On February 15, 2016, the Company issued a convertible note to an unrelated individual for $100,000 that matures on February 15, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.50 per share. The Company valued a debt discount related to the 10,000 shares of common stock issued with the note at a relative fair value of $3,475.

On February 15, 2016, the Company issued a convertible note to an unrelated individual for $25,000 that matures on February 15, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share. The Company valued a debt discount related to the 2,500 shares of common stock issued with the  note at a relative fair value of $869.

On February 15, 2016, the Company issued a convertible note to an unrelated individual for $15,000 that matures on February 15, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.50 per share. The Company valued a debt discount related to the 1,500 shares of common stock issued with the note at a relative fair value of $521..

On February 22, 2016, the Company issued a convertible note to an unrelated individual for $10,000 that matures on February 22, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share. The Company valued a BCF related to the note valued at $618 and debt discount related to the 1,000 shares of common stock issued with the note at a relative fair value of $393.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

NOTE 5 – NOTES PAYABLE - continued

On March 7, 2016, the Company issued a convertible note to an unrelated individual for $100,000 that matures on March 7, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share.

The Company valued a BCF related to the note valued at $24,269 and debt discount related to the 10,000 shares of common stock issued with the note at a relative fair value of $4,569.

On March 7, 2016, the Company issued a convertible note to an unrelated individual for $10,000 that matures on March 7, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.50 per share. The Company valued a debt discount related to the 1,000 shares of common stock issued with the note at a relative fair value of $457.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of March 31, 2016 and June 30, 2015, respectively:

	March 31,	June 30,
	2016	2015

Various term notes with total face value of $610,000 issued from April 11 to January 2014, interest rates range from 0% to 15%, net of unamortized discount of $0 as of June 30, 2015 and June 30, 2014, respectively, of which $35,000 has been paid.	$575,000	$575,000
Face value of $50,000, issued in December 2014, matures in January 2015, note bears interest at 0%.	50,000	50,000
Total notes payable – related parties	625,000	625,000
Less current portion	625,000	625,000
Notes payable - related parties, long term	$-	$-

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of March 31, 2016 and June 30, 2015, respectively:

	March 31,	June 30,
	2016	2015
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 6 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	1,510,000	1,661,804
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	2,034,044	$2,145,903

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the nine months ended March 31, 2016 and the fiscal years ended June 30, 2015 the Company issued 944,000 and -0- shares of Series A-1 Preferred Stock for $944,000 and $-0- in cash, respectively. The Company had one conversion of 50,000 shares of Series A-1 Preferred Stock for 100,000 shares of Common Stock, and issued 27,863 shares of Common Stock of payment of $12,932 in accrued dividends.

During the nine months ended March 31, 2016 and 2015, the outstanding Preferred Stock accumulated $67,711 and $48,777 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of March 31, 2016 were approximately $703,016.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

NOTE 7 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 101,082,637 and 95,280,257 were issued outstanding as of March 31, 2016 and June 30, 2015, respectively. The Company amended its articles of incorporation on August 28, 2015 to increase the number of authorized shares to 250,000,000. The activity surrounding the issuances of the Common Stock is as follows:

For the Nine Months Ended March 31, 2016

The Company issued 2,489,398 shares of Common Stock for the conversion of notes and accrued interest valued at $403,113.

The Company also issued 100,000 shares of Common Stock for the conversion of 50,000 shares of Series A-1 Preferred Stock and issued 27,863 shares of Common Stock of payment of $12,932 in accrued dividends.

The Company also issued 819,431 shares of Common Stock for the conversion warrants valued at $155,914.

The Company also issued 26,000 shares of Common Stock as incentive to notes valued at $10,284 and recorded $23,236 in beneficial conversion features related to new issuances of debt.

The Company issued 496,137 shares of Common Stock as payment for services and rent valued at $225,413.

As share-based compensation to employees and non-employees, the Company issued 587,574 shares of common stock valued at $277,012, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 1,255,977 shares of common stock valued at $587,034 based on the market price on the date of issuance.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

Stock Purchase Options

During the nine months ended March 31, 2016 and fiscal year ended June 30, 2015, the Company did not issue any stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the nine months ended March 31, 2016.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(55,000)	0.89	-	-	(49,150)
Outstanding as of March 31, 2016	25,000	$0.15	$0.24	2.53	$3,750

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(301,429)	0.52	-	-	(156,743)
Outstanding as of June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900

Stock Purchase Warrants

During the nine months ended March 31, 2016, the Company issued warrants to purchase a total of 3,519,667. The Company issued 100,000 warrants in conjunction to an employment agreement entered into in July 2015 and 1,000,000 warrants in conjunction with a consulting agreement entered into December 2015. The Company issued 50,000 warrants in conjunction with a promissory note executed in October 2015. The Company issued 50,000 warrants as part of a commission’s agreement, 175,000 warrants as part of four advisory agreements. The Company also issued 1,888,000 warrants as part of a private placement and 190,000 warrants as part a finder’s fee agreement, and as part of an extension agreement for warrants, the Company issued 66,667 warrants. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

During the fiscal year ended June 30, 2015, the Company issued warrants to purchase a total number of restricted shares of 26,434,199. The Company issued 50,000 warrants in conjunction to extended two convertible note payables and issued 5,876,133 warrants in conjunction to a consulting agreement entered into in July 2014 and 150,000 warrants issued in conjunction with a financial advisory agreement entered into on January 2015. The Company also issued 1,000,000 warrants related to the B Booth agreements which were expensed during the current year.  The Company also issued 8,657,701 warrants to purchases restricted shares as part of a private placement. The Company also converted 750,000 warrants for cash proceed of $75,000 in exchange for 750,000 shares of common stock. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	March 31, 2016	June 30, 2015
Expected volatility	104-120%	71-142%
Expected dividends	0%	0%
Expected term	1-5 Years	0.25-10 Years
Risk-free interest rate	0.54-1.70%	0.00-2.35%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the nine months ended March 31, 2016.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2015	31,951,778	$0.43	$0.50	4.98	$13,585,289
Granted	3,519,667	0.54	0.35	3.63	1,905,100
Exercised	(746,693)	-	-	-	(516,467)
Cancelled/Expired	(871,667)	0.49	-	-	(436,050)
Outstanding as of March 31, 2016	33,853,085	$0.43	$0.48	4.30	$14,537,872

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

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2016 and June 30, 2015. On August 28, 2015, the Company increased the number of authorized common shares from 100,000,000 to 250,000,000, which removed the derivative using the sequencing policy. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $(4,374,585) and $552,948, and derivative expense of $-0- and $126,126 during the nine months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and June 30, 2015, the fair market value of the derivatives aggregated $-0- and $12,814,941, respectively, using the following assumptions: estimated 10-0.10 year term, estimated volatility of 142.75 -96.65%, and a discount rate of 2.12-0.02%.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

NOTE 10 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-
Securities available-for-sale	$48,000	$-	$-	$48,000

Liabilities measured at fair value on a recurring basis at June 30, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$(12,814,941)	$-	$(12,814,941)
Securities available-for-sale	$-	$-	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

Lease Agreements

We lease offices in Hollywood, California for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $8,670 per month, and the total remaining obligations under these leases at March 31, 2016 were approximately $233,499.

Pursuant to a lease originally dated January, 2006, we currently occupy approximately 11,800 square feet of office and warehouse space located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona on a month-by month basis.  The total lease expense is approximately $9,609 per month, payable in cash and Common Stock of the Company.

Rent expense for the nine months ended March 31, 2016 was $183,583, of which $134,546 was paid in cash and $49,037 was paid in Common Stock.  Rent expense for the nine months ended March 31, 2015 was $195,200, of which $131,371 was paid in cash and $63,829 was paid in Common Stock.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2015 and March 31, 2016

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2016	130,493
Thereafter	103,006
Total	$233,499

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through March 31, 2016 were approximately $703,016.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2014 and 2015.

NOTE 12 – TENNMAN BRANDS AGREEMENT

On November 14, 2014, the Company became a party to a multi-year agreement for the consulting and advisory services of performing artist Justin Timberlake (through his company, Tennman Brands, Inc.). The agreement includes a provision wherein the Company will issue 10 year Warrants in an amount equal to 10% of the shares of the Company (on a fully diluted basis) at $0.18. The Company issued 10,579,665 warrants in conjunction with the consulting agreement resulting in prepaid expense of $6,930,262.

During the nine months ended March 31, 2016, the company amortized $2,380,442 in non-cash consulting expenses and had $1,852,416 remaining in prepaid expenses related to the warrants.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On September 4, 2012, the Company issued a convertible note to an unrelated individual for $10,000 that matured on March 4, 2013.  The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.25 per share. The Company booked a debt discount related to the warrants of $2,481 and a BCF of $5,681. On April 26, 2016, the note holder elected to convert the entire note of $10,000 and $3,644 in accrued interest. The total debt was converted into 54,575 shares of restricted common stock.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General

Corporate Background

We are a Delaware public Company traded on the Over-The-Counter Bulletin Board (ticker symbol: AFTM). As of March 31, 2016, there were 101,082,637 shares of Common Stock issued and outstanding.  The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Business

Aftermaster, Inc. (“the Company") is an audio technology company located in Hollywood, California and Scottsdale, Arizona. The Company's wholly-owned subsidiaries include AfterMaster HD Audio Labs, Inc. and MyStudio, Inc.

The Company and its subsidiaries are engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies for professional and consumer use, including AfterMaster® audio, ProMaster™ and MyStudio®.

Business Highlights

Aftermaster Revenue

The last six months have seen the Company begin generating its first meaningful revenues from its Aftermaster technology. The introduction of the Company's Aftermaster Pro product through pre-sales has proven to be successful and has generated cash revenues (deferred) of over $700,000 as of May 2016. Deferred pre-sale revenue will be recorded as earned when the products are shipped. In addition, the Company is now generating revenues from its recent mastering agreement with TuneCore and its ProMaster online music mastering service. Prior to the six months ending March 31, 2016, the Company had earned a majority or its revenues from the licensing of its non-Aftermaster IP, patents and assets.

The sales represent thousands of Aftermaster Pro systems sold through crowdfunding websites with an average price of $120 to buyers in over 30 countries. The Company believes that the favorable metrics and substantial positive feedback that it has received, demonstrates that AfterMaster Pro has a large and eager market worldwide. When manufacturing is complete (expected in June or July of 2016), the Company plans to market Aftermaster Pro through a combination of an aggressive online and partner driven distribution strategy. Further product information can be found at www.AfterMasterpro.com.

Aftermaster Wins Three Awards at the 2016 Consumer Electronics Show (CES) in Las Vegas

The Company was awarded three “Innovation & Design” awards during the ShowStoppers product showcase at the 2016 International Consumer Electronics Show (CES) in Las Vegas, Nevada on January 6, 2016. The Envisioneering international team of technologists, inventors, marketers and industrial designers recognized the Company for its innovation, design and revolutionary Aftermaster sound, AfterMaster TV and BelaSigna 300 AM Processor Chip. www.aftermaster.com/news

Aftermaster Enters Into Agreement with TuneCore for professional music mastering

In April of 2016, the Company announced a partnership with TuneCore, one of the world's largest independent digital music distribution and publishing administration service. Under the agreement, Aftermaster will serve as the new professional mastering service for TuneCore artists. TuneCore has one of the highest artist revenue-generating music catalogs in the world, earning TuneCore Artists $541 million from over 15.2 billion downloads and streams since inception. TuneCore Music Distribution services help artists, labels and managers sell their music through iTunes, Amazon Music, Spotify and other major download and streaming sites while retaining 100% of their sales revenue and rights for a low annual flat fee.  TuneCore artists will have direct access to Aftermaster's world-class senior mastering engineers, and within 72 hours, they will be able to get their tracks mastered and ready for distribution. The new partnership builds upon TuneCore's mission to provide independent artists with key tools to build their careers, by granting access to unparalleled mastering that meets the industry's highest standards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Aftermaster Consumer Electronics Products

The Company intends to design, manufacture and market unique consumer electronics hardware products branded as AfterMaster products. The Company has assembled a world-class branding and design team who recently completed the design of the first consumer electronics product developed by the Company, Aftermaster Pro. AfterMaster Pro is the worlds first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. AfterMaster Pro is a proprietary, first-to-market product which has no direct competition.

Smaller than an iPhone, Aftermaster Pro transforms the audio of your TV, smartphone, headphones, laptop, tablet, gaming unit, or virtually any audio-enabled device to sound clearer, fuller, deeper, and more exciting. AfterMaster Pro connects easily via HDMI or 3.5mm audio cables with virtually any media source (cable, satellite box, cell phone, computer, tablet, etc.). When used with a Television, Aftermaster Pro raises and clarifies dialogue in programming while significantly enhancing the quality of the overall audio content. This solves the longstanding issue with TV audio of having to continually adjust volume during a TV show to hear dialogue. When used portably with its built-in battery, Aftermaster transforms music and video to standards that we believe are superior to any audio enhancement device. www.aftermasterpro.com

The Company expects to introduce additional products in the coming year.

Peter Doell and Andrew Wuepper Join The Aftermaster Team

Pete Doell

In February of 2016, renowned mastering engineer Peter Doell joined Aftermaster as a Senior Mastering Engineer. Doell joins AfterMaster to focus on the expansion of AfterMaster’s Recording and Mastering Studios division and help its team build upon its current technology; roll out partnerships, products and collaborations; and introduce new artists.

Doell comes to AfterMaster with more than 35 years of experience, having mastered and engineered numerous of chart-topping records, film scores and TV spots. Doell has served as a first-call engineer with some of the most prestigious and acclaimed studios including Universal Mastering, Sunset Sound, Capitol Studios and Sony Pictures. Doell’s credits include Josh Groban, Frank Sinatra, Kurupt, John Waite, Glenn Frye, Celine Dion, Dave Coz, Miss Saigon, Miles Davis, Brian McKnight, Toto, Dwight Yoakam, Marilyn Manson, Los Lobos, Harry Connick Jr., The Beach Boys, Dashboard Confessional, Willie Nelson and Sheryl Crow. He has also worked on feature film scores including Road To Perdition and Black Hawk Down, and prominent TV productions such as American Idol and The Voice.

Andrew Wuepper

In March of 2016, GRAMMY® Award-nominated mixer and engineer Andrew Wuepper joined Aftermaster as a Senior Mixer and Engineer. Beginning his career over a decade ago as a protégé to legendary mixer Dave Pensado and RedZone founder Tricky Stewart, Seattle native Wuepper’s credits span from mixing on Justin Bieber’s 2015 blockbuster "Purpose" album to engineering for Katy Perry, Snoop Dogg, Mariah Carey, Michael Jackson, Ciara, Jennifer Lopez, and Céline Dion in addition to work in film and TV such as Dr. Seuss’s The Lorax. Cumulative sales for albums he’s worked on exceed 50 million, while he’s garnered a total of three GRAMMY® Award nominations.

The Aftermaster team collectively boasts the largest discography of hit music of any audio technology company in the world.

AfterMaster Audio

AfterMaster audio technology was created and developed pursuant to a multi-year, multi-million dollar development effort to make digital audio sound substantially better.  by developing proprietary digital signal processing technology and consumer products. The AfterMaster Audio Labs team is comprised of a unique group of award-winning industry leaders in music, technology and audio engineering which includes Ari Blitz, Peter Doell, Rodney Jerkins, Larry Ryckman, Justin Timberlake, Paul Wolff, Andrew Wuepper and Shelly Yakus. www.AfterMaster.com/team.

AfterMaster Audio Technology is an internally-developed, proprietary (patented and patents pending) mastering, remastering and audio processing technology which makes virtually any audio source sound significantly louder, fuller, deeper and clearer. AfterMaster is a groundbreaking technology which eliminates the weaknesses found in other audio enhancement and processing technologies while offering a much superior audio experience for consumer and industrial applications.

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

AfterMaster audio is also the only commercial audio enhancement technology available that is used for professional music mastering because it enhances the entire frequency range without distortion or changing the underlying intent of the music. The technology has been used to master music created by such artists as Lady Gaga, Nick Cannon, Janet Jackson, and many others. Further information on AfterMaster and AfterMaster products can be found at www.AfterMaster.com.

ON Semiconductor/AfterMaster Audio Chip

The Company is party to a multi-year joint development and marketing agreement with ON Semiconductor ("ON") of Phoenix, Arizona, to commercialize its technology through audio semiconductor chips. ON is a multi-billion dollar, multi-national semiconductor designer and manufacturer.

The agreement calls for ON to implement and support our AfterMaster technology in a Digital Signal Processor (DSP) semiconductor chip that is being marketed to their current OEM customers, distributors and others. We selected ON for its technical capabilities, sales support and deep customer pool.

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

Tens of millions of songs are produced, distributed and played on the Internet each month around the world by independent artists.  However, many of these artists lack the financial and technical means to master, or “finish” their composition, as a professional mastering session can cost up to $500 per song. Now, with the ProMaster online platform, musicians can transmit their music directly to the ProMaster HD website, where it can be mastered with AfterMaster Technology for $34.99 per song.

ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use, or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for this product, we believe that ProMaster has the potential to generate significant revenues for the Company.

ProMasterHD.com went live in a soft beta launch in the fourth quarter of 2015 to test functionality and generate feedback from users. The Company plans a high-profile worldwide marketing launch for ProMaster in the second quarter of 2016.

Intellectual Property and Licensing

The Company has been awarded six patents and six trademarks with numerous others pending. The Company has an aggressive intellectual property strategy to protect the AfterMaster and the related technologies it has developed. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Employees

As of March 31, 2016, we employed eleven full-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $14,328.58 per month, and the total remaining obligations under these leases at March 31, 2016, were approximately $306,413.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260.  The lease expires on February 28, 2019.  The total lease expense for the facility is approximately $1,821.64 per month, and the total remaining obligations under these leases at March 31, 2016 were approximately $67,615.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260.  The lease expires on April 30, 2021.  The total lease expense for the facility is approximately $7,148.71 per month, and the total remaining obligations under these leases at March 31, 2016 were approximately $381,418.42.

Revenues

	Three Months Ended
	March 31,
	2016	2015
MyStudio Session Revenues	$-	$5,300
AfterMaster Revenues	19,320	18,680
Licensing Revenues	-	-
Total Revenues	$19,320	$23,980

	Nine Months Ended
	March 31,
	2016	2015
MyStudio Session Revenues	$-	$9,030
AfterMaster Revenues	75,254	70,925
Licensing Revenues	1,800,000	200,000
Total Revenues	$1,875,254	$279,955

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our business model is currently designed to generates revenues from multiple sources:

1.	Sales of Aftermaster consumer electronics products (Aftermaster Pro, personal audio re-mastering device),
2	ProMaster online session music mastering services designed for independent artists,
3.	Aftermaster audio processing technology embedded in a proprietary DSP chip and through software applications,
4.	Professional music mastering,
5.	Licensing revenue.

Session revenues are generated from our ProMaster HD online music mastering service. Session revenues for the nine months ended March 31, 2016 increased to $9,069 from $0 over the comparable nine month period ended March 31, 2015. ProMaster was offline for several months for redesign and was reactivated in late 2015 as a beta site to help the Company collect user feedback to implement into the final design of which should be fully operational in the summer of 2016.

AfterMaster revenues are generated primarily from the pre-sale of AfterMaster Pro audio devices. However, such revenue is currently recorded as deferred revenue ($430,566) until the product is shipped. We expect this source of revenue to grow in coming years. The Company is expecting to generate additional revenues from its AfterMaster software algorithm and DSP chip in the coming months, although such growth and additional revenues are not assured and may not occur. AfterMaster and ProMaster Session revenues for the nine months ended March 31, 2016 increased to $75,254 from $70,925 over the comparable nine month period ended March 31, 2015. The Company recently hired a senior engineer that will solely be providing mastering services to producers and artists and we expect revenues to increase.

Licensing revenues are generated by licensing certain of our technologies, intellectual property, and patents to third parties.  Our licensing revenues increased to $1,800,000 during the nine months ended March 31, 2016, as compared to $200,000 for the nine months ended March 31, 2015, due primarily to a licensing contract with bBooth. The Company received $200,000 during the nine months ended March 31, 2015, and has been issued 600,000 shares of bBooth valued at $1,800,000 as bBooth stock. The amount of this stock was valued at $1,800,000 bBooth’s stock was trading at $3.00 per share on September 3, 2015, according to the historical stock on Nasdaq.com.

Session revenues are generated from our MyStudio interactive recording studios. The revenue for the three months ended March 31, 2016 decreased to 0 from $5,300 over the comparable three month period ended March 31, 2015 due the Company discounting the use of the MyStudio interactive recording studios. The revenue for the nine months ended March 31, 2016 decreased to 0 from $9,030 over the comparable nine month period ended March 31, 2015 due the Company discounting the use of the MyStudio interactive recording studios to focus on the development of AfterMaster and ProMaster HD.

In the aggregate, total Company revenues increased to $1,875,254 during the nine months ended March 31, 2016, from $279,955 over the comparable nine months ended March 31, 2015, due primarily to licensing fees generated per a with bBooth to license certain technologies, intellectual property, and patents from AfterMaster.

Cost of Revenues

	Three Months Ended
	March 31,
	2016	2015
Cost of Revenues (excluding depreciation and amortization)	$115,345	$70,872

	Nine Months Ended
	March 31,
	2016	2015
Cost of Revenues (excluding depreciation and amortization)	$317,428	$238,493

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cost of sales consist primarily of AfterMaster Studio rent, consultant fees, and internet connectivity expenses, and excludes depreciation and amortization on the Studios. The increase in cost of sales for the nine months ended March 31, 2016, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company hiring two senior engineers, and the build out of new recording studio in the Company’s Hollywood office.

Other Operating Expenses

	Three Months Ended
	March 31,
	2016	2015
Depreciation and Amortization Expense	$18,927	$9,809
Research and Development	177,315	23,789
Advertising and Promotion Expense	125,597	200
Legal and Professional Expense	85,390	62,390
Warrant and Stock issued for services	886,874	51,339
General and Administrative Expenses	841,976	855,006
Total	$2,136,079	$1,002,593

	Nine Months Ended
	March 31,
	2016	2015
Depreciation and Amortization Expense	$53,928	$53,702
Research and Development	331,681	28,052
Advertising and Promotion Expense	269,982	1,389
Legal and Professional Expense	342,803	87,552
Warrant and Stock issued for services	3,074,385	1,359,174
General and Administrative Expenses	2,869,063	2,018,239
Total	$6,941,842	$3,548,078

General and Administrative expenses consist primarily of compensation and related costs for our staff, finance, human resources, investor relations, public relations, information technology personnel and rent and facilities.

During the three month period ending March 31, 2016, Research and Development costs increased by $153,526, Advertising and Promotion increased by $125,397, Legal and Professional fees increased by $23,000 and Non-Cash Warrant and Stock for Services fees increased by $835,475, as compared to the same quarter in the prior fiscal year. The increases in Research and Development and Advertising and Promotion are primarily due to the design, development and marketing of it's Aftermaster Pro consumer hardware product. The Non-Cash Warrant and Stock for Services fees increased over the quarter to $886,874 which was primarily due to warrant amortization of $787,710 for warrants issued to by Justin Timberlake in 2014.

During the nine month period ended March 31, 2016, Research and Development costs increased by $303,629, Advertising and Promotion increased by $268,593, Legal and Professional increased by $255,251, Non-Cash Warrant and Stock for Services fees increased by $1,715,211, as compared to the same period in the prior fiscal year. The increases in Research and Development and Legal and Professional fees are primarily due to the development and ramp up of the Company's ProMaster and Aftermaster Pro products, board restructuring and debt settlement negotiations. The Non-Cash Warrant and Stock for Services fees increased to $3,074,385 primarily due to warrant amortization of $2,380,442 for warrants issued for Justin Timberlake in 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The increase in professional fees is primarily attributable the development and marketing of AfterMaster TV and ProMasterHD.com.

Other Income and Expenses

Net Income (Loss)

	Three Months Ended
	March 31,
	2016	2015
Interest Expense	$(275,449)	$(252,341)
Change in Fair Value of Derivative	-	200,190
Loss on Available for Sale Securities	-	-
Gain (Loss) on Extinguishment of Debt	-	-
Total	$(275,449)	$(52,151)

	Nine Months Ended
	March 31,
	2016	2015
Interest Expense	$(706,174)	$(2,342,338)
Derivative Expense	-	(126,126)
Change in Fair Value of Derivative	4,374,585	(552,948)
Loss on Available for Sale Securities	(1,770,000)	-
Gain (Loss) on Extinguishment of Debt	143,344	(28,517)
Total	$2,041,755	$(3,049,929)

The other income and expenses during the quarter ended March 31, 2016, totaling $2,041,755 of net expenses, which consists of change in fair value of derivative and loss on available for sale securities. The Company recognized the loss in the second quarter when the available for sale security had dropped in value from $3.00 per share to $0.05 per share. The Company recognized the loss as the investment had become significantly impaired. During the comparable period in 2015, other income and expenses totaled $(3,049,929).

Net Income (Loss)

	Three Months Ended
	March 31,
	2016	2015
Net Income (Loss)	$(2,507,553)	$(1,101,636)

	Nine Months Ended
	March 31,
	2016	2015
Net Income (Loss)	$(3,342,261)	$(6,556,545)

Due to the Company’s cash position, we use our Common Stock to pay in full or in part many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $1,875,254 during the nine months ended March 31, 2016, as compared to $279,955 in the comparable period of the prior fiscal year.  The Company has incurred losses since inception of $61,507,708.  At March 31, 2016, the Company has negative working capital of $3,937,731, which was a decrease in working capital of $8,080,044 from June 30, 2015.

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

As of March 31, 2016, we had an accumulated deficit of $61,507,708, negative working capital of 3,937,731.  In addition, for the nine months ended March 31, 2016, we had a loss of approximately $3,409,973 and negative cash flow from operating activities of approximately $3,264,942. The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2015 were approximately $703,016. Revenues generated from our current operations are not sufficient to pay our on-going operating expenses.  Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.  In order to fund our working capital needs and our operational costs, during 2016, we entered into eight (8) separate Note, six (6) cash conversion of warrants, and thirteen (13) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $1,735,004.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company does not currently maintain controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  There were no changes in Internal Control over Financial Reporting during the quarter ended March 31, 2016.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

ITEM 1A - RISK FACTORS

Not required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

During the nine months ended March 31, 2016, no matters were submitted to the shareholders for a vote.

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

AFTERMASTER, INC.

Date: May 16, 2016	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: May 16, 2016	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: May 16, 2016	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary