Form 10-Q/A
period 2015-12-31
AFTERMASTER, INC.
filed 2016-05-23
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

 ☐ Yes    ☒ No

At May 23, 2016 , the number of shares outstanding of Common Stock, $0.001 par value, was 101,137,212 shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the Securities and Exchange Commission on February 17, 2015 (the "Quarterly Report”), is to recognize losses on available for sale securities due to the investment’s stock price dropping from $3.00 per share to $0.05 per share as of December 31, 2015. Because of decline in the investment’s stock price, the investment is being impaired as of December 31, 2015, as the decline was other than temporary.

The Company financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

No other changes have been made to the Quarterly Report except as noted above. This Amendment to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that changes have been made to the cover page, Note 5 – Securities available for sale, and Note 11 – Financial Instruments.

AFTERMASTER, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2015	2015
	(Restated and unaudited)
ASSETS

Current Assets
Cash	$853,675	$2,185,702
Accounts receivable	8,015	4,500
Note receivable	10,000	10,000
Prepaid expenses	2,712,619	3,319,258

Total Current Assets	3,584,309	5,519,460

Property and equipment, net	141,411	169,954

Intangible assets, net	41,220	22,853

Deposits	13,675	13,675
Available for sale securities	30,000	-
Prepaid expenses, net of current	22,739	1,092,038

Total Assets	$3,833,354	$6,817,980

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$248,821	$344,451
Accrued interest	63,081	93,762
Deferred revenue	304,305	2,500
Accrued Consulting services - related party	84,158	82,267
Lease payable	16,448	36,426
Derivative Liability	-	12,814,941
Notes payable - related party	625,000	625,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of discount of $0 and $0, respectively	3,925,000	3,925,000
Convertible notes payable, net of discount of $77,473 and $0, respectively	724,527	572,400

Total Current Liabilities	6,031,828	18,537,235

Total Liabilities	6,031,828	18,537,235

Stockholders' Equity (Deficit)
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized,1,035,000 and 616,000 shares issued and outstanding, respectively	1,035	616
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001; 99,554,270 and 95,280,257 shares issued
and outstanding, respectively	99,559	95,287
Subscription payable	-	35,000
Additional paid In capital	56,700,563	46,314,765
Accumulated Deficit	(59,000,155)	(58,165,447)

Total Stockholders' Equity (Deficit)	(2,198,474)	(11,719,255)

Total Liabilities and Stockholders' Equity (Deficit)	$3,833,354	$6,817,980

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Restated and unaudited)	(Unaudited)	(Restated and unaudited)	(Unaudited)
REVENUES
MyStudio Session Revenues	$-	$2,310	$-	$3,730
AfterMaster Revenues	36,154	24,505-	55,934	52,245-
Licensing Revenues	-	-	1,800,000	200,000
Total Revenues	36,154	26,815	1,855,934	255,975

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	108,949	84,444	202,083	167,621
Depreciation and Amortization Expense	17,983	9,537	35,001	43,893
Research and Development	42,300	-	69,085	-
Advertising and Promotion Expense	142,867	504	144,385	1,189
Legal and Professional Expense	130,678	15,937	257,412	31,212
Non-Cash Consulting Expense	1,307,966	589,169	2,187,511	948,472
General and Administrative Expenses	980,387	995,057	2,112,369	1,520,719

Total Costs and Expenses	2,731,130	1,694,648	5,007,846	2,713,106

Loss from Operations	(2,694,976)	(1,667,833)	(3,151,912)	(2,457,131)

Other Expense
Interest Expense	(250,345)	(1,561,649)	(430,725)	(2,089,997)
Derivative Expense	-	(66,381)	-	(126,126)
Change in Fair Value of Derivative	-	(725,593)	4,374,585	(753,138)
Loss on Available for Sale Securities	(1,770,000)	-	(1,770,000)	-
Gain (Loss) on Extinguishment of Debt	47,897	-	143,344	(28,517)

Total Other Income (Expense)	(1,972,448)	(2,353,623)	2,317,204	(2,997,778)

Loss Before Income Taxes	(4,667,424)	(4,021,456)	(834,708)	(5,454,909)
Income Tax Expense	-	-	-	-
NET LOSS	$(4,667,424)	$(4,021,456)	$(834,708)	$(5,454,909)

Preferred Stock Accretion and Dividends	(16,789)	(15,881)	(19,427)	(32,897)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,684,213)	$(4,037,337)	$(854,135)	$(5,487,806)

Basic and diluted Loss Per Share of Common Stock	$(0.05)	$(0.05)	$(0.01)	$(0.07)

Weighted Average Number of Shares Outstanding	98,587,644	82,078,713	97,041,083	78,474,438

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows
	For the Six Months Ended
	December 31,
	2015	2014
	(Restated and unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Income (Loss)	$(834,708)	$(5,454,909)
Adjustments to reconcile net income ( loss) to cash from operating activities:
Depreciation and amortization	35,001	42,608
Share-based compensation - Common Stock	158,537	516,485
Share-based compensation - warrants	452,960	1,275,119
Common stock issued for services and rent	208,959	129,259
Common stock issued as incentive with Convertible debt	-	10,261
Common stock issued for preferred dividends	11,981	12,923
Common stock issued to extend the maturity dates on debt	-	15,750
Closing fees	15,000	-
Amortization of debt discount and issuance costs	22,527	624,798
(Gain)/Loss on extinguishment of debt	(143,344)	28,517
Derivative expense	-	59,745
Gain (loss) on derivative	(4,374,585)	753,138
Licensing Revenue paid for with AFS Securities	(1,800,000)	-
Changes in Operating Assets and Liabilities:
Accounts receivable, net	(3,515)	(38,379)
Loss on Available for Sale Securities	1,770,000	-
Other assets	1,675,938	(10,489)
Deposits	-	(15,250)
Accounts payable and accrued expenses	320,304	1,109,130
Accrued interest	(7,564)	46,491
Deferred revenue	301,805	2,500
Accrued consulting services - related party	1,891	(156,441)

Net Cash Used in Operating Activities	(2,188,813)	(982,363)

INVESTING ACTIVITIES

Purchase of property and equipment	(24,825)	(93,401)

Net Cash Used in Investing Activities	(24,825)	(93,401)

FINANCING ACTIVITIES

Offering costs for Common shares sold	(104,910)	-
Common Stock issued for cash	-	1,058,975
A-1 Preferred Stock issued for cash	439,000	50,000
Proceeds from convertible notes payable	585,000	527,000
Repayments of convertible notes payable	(17,500)	(9,000)
Repayments of notes payable	-	(35,000)
Lease Payable	(19,978)	(13,675)

Net Cash Provided by Financing Activities	881,612	1,578,300

NET INCREASE (DECREASE) IN CASH	(1,332,027)	502,536
CASH AT BEGINNING OF PERIOD	2,185,702	77,876

CASH AT END OF PERIOD	$853,675	$580,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$918

NON CASH FINANCING ACTIVITIES:
Conversion of notes and Interest into common stock	$783,606	1,922,230
Conversion of warrants for common stock	$-	$10,000
Conversion of preferred stock for common stock	$50	$100
Common Stock and warrants issued for interest	$-	$527,000
Derivative Liability	$8,443,357	$1,199,245
Original Issue Discount	$100,000	$-
Initial Derivative Liability	$-	$1,277,479
Conversion of Derivative Liability	$-	$(78,230)
Finder’s Fee	$35,000	$-
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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $59,000,155 , negative working capital of $2,447,519, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

On November 10, 2014, the Company received 600,000 shares of b Booth stock as part of an Asset License agreement with b Booth. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in b Booth stock, as follows:

December 31, 2015
	Amortized	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair
	cost					value

Equity securities	$1,800,000	$-	$-	$-	$(1,770,000)	$30,000

June 30, 2015
	Amortized	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair
	cost					value

Equity securities	$-	$-	$-	$-	$-	$-

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

NOTE 13 –CORRECTION OF INTERIM CONDENSED FINANCIAL STATEMENTS

This Amendment No. 1 corrects our previously issued interim consolidated financial statements for the six months ended December 31, 2015, to recognize losses on available for sale securities due to the investment’s stock price dropping from $3.00 per share to $0.05 per share as of December 31, 2015. Because of the decline in the investment’s stock price, the investment is being impaired as of December 31, 2015, as the decline was other than temporary. The correcting adjustments increased the loss on available for sale securities by $1,770,000 and decreased accumulated other comprehensive income by $1,770,000. We restated the three and six months ended December 31, 2015, because we concluded the corrections were material to the interim condensed financial statements.

The effects of these corrections on the interim consolidated financial statements are as follows:

AFTERMASTER, INC.
Consolidated Balance Sheets
December 31,
2015
As Reported
Accumulated other comprehensive income	(1,770,000)
Accumulated Deficit	$(57,230,155)
Correction
Accumulated other comprehensive income	1,770,000
Accumulated Deficit	$(1,770,000)
As Corrected
Accumulated other comprehensive income	-
Accumulated Deficit	$(59,000,155)

AFTERMASTER, INC.
Consolidated Statements of Operations (Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2015	2015
As Reported
Loss on Available for Sale Securities	-	-
Total Other Income (Expense)	$(202,448)	$4,087,204
Income (Loss) Before Income Taxes	$(2,897,424)	$935,292
NET LOSS	$(2,897,424)	$935,292
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,914,213)	$915,865
Basic and Diluted Loss Per Share of Common Stock	$(0.03)	$0.01
Diluted Income Per Share of Common Stock	$(0.03)	$0.01
Unrealized loss on AFS Securities	$(1,170,000)	$(1,170,000)
Correction
Loss on Available for Sale Securities	$(1,770,000)	$(1,770,000)
Total Other Income (Expense)	$(1,770,000)	$(1,770,000)
Income (Loss) Before Income Taxes	$(1,770,000)	$(1,770,000)
NET LOSS	$(1,770,000)	$(1,770,000)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,770,000)	$(1,770,000)
Basic and Diluted Loss Per Share of Common Stock	$(0.02)	$(0.02)
Diluted Income Per Share of Common Stock	$0.03	$(0.01)
Unrealized loss on AFS Securities	$1,170,000	$1,170,000

As Corrected
Loss on Available for Sale Securities	$(1,770,000)	$(1,770,000)
Total Other Income (Expense)	$(1,972,448)	$2,317,204
Income (Loss) Before Income Taxes	$(4,667,424)	$(834,708)
NET LOSS	$(4,667,424)	$(834,708)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,684,213)	$(854,135)
Basic and Diluted Loss Per Share of Common Stock	$(0.05)	$(0.01)
Diluted Income Per Share of Common Stock	$-	$-
Unrealized loss on AFS Securities	$-	$-

AFTERMASTER, INC.
Consolidated Statements of Cash Flows (Unaudited)

December 31,
2015
As Reported
OPERATING ACTIVITIES
Net Loss	$935,292
Loss on Available for Sale Securities	-
Correction
OPERATING ACTIVITIES
Net Loss	$(1,770,000)
Loss on Available for Sale Securities	1,770,000
As Corrected
OPERATING ACTIVITIES
Net Loss	$(834,708)
Loss on Available for Sale Securities	1,770,000

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

RESULTS OF OPERATIONS

Revenues
	Three Months Ended
	December 31,
	2015	2014
MyStudio Session Revenues	$-	$2,310
AfterMaster Revenues	36,154	24,505
Licensing Revenues	-	-
Total Revenues	$36,154	$26,815

	Six Months Ended
	December 31,
	2015	2014
MyStudio Session Revenues	$-	$3,730
AfterMaster Revenues	55,934	52,245
Licensing Revenues	1,800,000	200,000
Total Revenues	$1,855,934	$255,975

Our business model currently generates revenues from four primary sources:

1.	ProMaster HD online music mastering service designed for independent artists.
2.	AfterMaster mastering, remastering and audio processing technology that makes music and other audio files sound significantly louder, fuller and clearer.
3.	AfterMaster chip optimizes the sound quality from any device, enhancing its fullness and clarity.
4.	AfterMaster Licensing

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

Other Operating Expenses

	Three Months Ended
	December 31,
	2015	2014
Depreciation and Amortization Expense	$17,983	$9,537
Research and Development	42,300	-
Advertising and Promotion Expense	142,867	504
Legal and Professional Expense	130,678	15,937
Non-Cash Consulting Expense	1,307,966	589,169
General and Administrative Expenses	980,387	995,057
Total	$2,622,181	$1,610,204

	Six Months Ended
	December 31,
	2015	2014
Depreciation and Amortization Expense	$35,001	$43,893
Research and Development	69,085	-
Advertising and Promotion Expense	144,385	1,189
Legal and Professional Expense	257,412	31,212
Non-Cash Consulting Expense	2,187,511	948,472
General and Administrative Expenses	2,112,369	1,520,719
Total	$4,805,763	$2,545,485

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

Other Income and Expenses
	Three Months Ended
	December 31,
	2015	2014
Interest Expense	$(250,345)	$(1,561,649)
Derivative Expense	-	(66,381)
Change in Fair Value of Derivative	-	(725,593)
Loss on Available for Sale Securities	(1,770,000)	-
Gain (Loss) on Extinguishment of Debt	47,897	-
Total	$(1,972,448)	$(2,353,623)

	Six Months Ended
	December 31,
	2015	2014
Interest Expense	$(430,725)	$(2,089,997)
Derivative Expense	-	(126,126)
Change in Fair Value of Derivative	4,374,585	(753,138)
Loss on Available for Sale Securities	(1,770,000)	-
Gain (Loss) on Extinguishment of Debt	143,344	(28,517)
Total	$2,317,204	$(2,997,778)

The other income and expenses during the three months ended December 31, 2015, totaling $(1,972,448) of net expenses, which consists primarily of interest expense and loss on available for sale securities. During the comparable period in 2014, other income and expenses totaled $(2,353,623).

The other income and expenses during the six months ended December 31, 2015, totaling $2,317,204 of net income, which consists of change in fair value of derivative and loss on available for sale securities. During the comparable period in 2014, other income and expenses totaled $(2,997,778). This is primarily due to the change in fair value of derivative when the derivative sequencing policy was removed on August 28, 2015. (See Note 9 – Financial Instruments)

Net Income (Loss)
	Three Months Ended
	December 31,
	2015	2014
Net Income (Loss)	$(4,667,424)	$(4,021,456)

	Six Months Ended
	December 31,
	2015	2014
Net Income (Loss)	$(834,708)	$(5,454,909)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $1,855,934 during the six months ended December 31, 2015 as compared to $255,975 in the comparable quarter of 2014.  The Company has incurred losses since inception of $59,000,155 .  At December 31, 2015, the Company has negative working capital of $2,447,519, which was an increase in working capital of $10,580,256 from June 30, 2015.

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

AFTERMASTER, INC.

Date: May 23 , 2016	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: May 23 , 2016	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: May 23 , 2016	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary