Form 10-K
period 2016-06-30
AFTERMASTER, INC.
filed 2016-09-28
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2016

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed first fiscal quarter: $22,268,511.  Shares of Common Stock held by each officer and director and each person, to Registrant’s knowledge, who owns more than 5% or more of the Registrant’s outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

As of September 28, 2016, the number of shares of Registrant’s Common Stock outstanding was 102,786,077.

DOCUMENTS INCORPORATED BY REFERENCE

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)

FORM 10-K

FOR THE FISCAL YEAR ENDED
       JUNE 30, 2016

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Corporate Background

We are a Delaware public Company traded on the Over-The-Counter Bulletin Board (ticker symbol: AFTM). As of September 28, 2016, there were 102,786,077 shares of Common Stock issued and outstanding.  The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Business

Aftermaster, Inc. (“the Company") is an audio technology company located in Hollywood, California and Scottsdale, Arizona. The Company's wholly-owned subsidiaries include AfterMaster HD Audio Labs, Inc. and MyStudio, Inc.

The Company and its subsidiaries are engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies for professional and consumer use, including AfterMaster® audio, ProMaster™, Aftermaster Pro™ and MyStudio®. The Company also operates recording and mastering studios at its Hollywood facility.

Aftermaster holds an unparalleled position in the audio technology industry as it is operated by a world-class team that have successful track records and extensive experience in music and audio technology. The Aftermaster team has produced, engineered and mastered more hit music than any other audio company in the world. We believe that our expertise and technical skills have led us to develop audio technologies unmatched in the audio industry. www.aftermaster.com
Summary

2016 Highlights

●
A new, full slate of Directors and Officers were appointed during the year. Aftermaster co-founder, Mr. Larry Ryckman, was appointed President and CEO, Director and interim Chairman; Aftermaster CFO, Ms. Mira Chavez, was appointed a Director, Secretary and Treasurer of the company; financier Mr. Mark Depew, was appointed as a Director and Senior Vice President Finance and patent attorney, Mr. Arnold Weintraub, joined as a Director. See "Changes in Internal Control over Financial Reporting" for more information.
●
The Company changed its name from Studio One Media, Inc. to AfterMaster, Inc. to better align its corporate name with its products.
●
We strengthened our technical team with the addition of Pete Doell and Andrew Wuepper, both highly respected and successful in the music industry. Together they round off a world-class team of audio engineers and music industry specialists who represent one of the most formidable groups ever assembled in the audio industry.
●
Our new micro-size, low power, high output DSP chip and software will allow the Company and partner ON Semiconductor to provide audio solutions for OEM consumer electronics manufacturers worldwide on a competitive basis. Several sales and licensing agreements are now pending for both the chips and software.
●
Our ProMaster on-line music mastering product is in the final stages of beta testing of its newly designed website and will be aggressively marketing during the fourth calendar quarter of 2016. ProMaster will provide hundreds of millions of independent musicians around the world an easy way to access affordable professional music mastering to make their music competitive and radio ready.
●
We have successfully designed and tested our first AfterMaster branded consumer electronics product, "Aftermaster Pro", which we will begin manufacturing during the fourth calendar quarter of this year. Through Crowdfunding platforms, the company pre-sold thousands of Aftermaster Pro units to buyers in dozens of countries, totalling sales over $750,000. A majority of the sales were at $150 per unit. www.aftermasterpro.com.
●
The Company significantly expanded its professional music mastering services through an exclusive agreement with music distribution and publishing management giant, Tunecore, to provide professional mastering services to their customers. The Company is also opening a new high profile, world class recording studio in October which it expects to be a profit center for its studio complex in Hollywood.

Financial highlights

The Company saw notable improvements in several sectors including an increase in revenue and a decrease in current liabilities and net losses. Net cash decreased as the Company continues to ramp up for its product launches including significant increases in Research and Development ($386,949) and Advertising and Promotion expenses ($366,740).

For the year ending June 30, 2016:

●
Revenues increased to $1,918,226 from $302,600
●
Net Loss decreased to $5,619,745 from $11,180,318
●
Total Liabilities decreased to $6,642,287 from $18,537,235
●
Cash decreased to $394,325 from $2,185,702
●
Deferred revenue increased to $740,200 from $2,500

Shareholder Meeting

On August 28, 2015, at a special shareholders meeting, shareholders voted to increase the authorized capital ceiling from 100 million to 250 million shares and change the Company's name to Aftermaster, Inc. The raise in the authorized capital ceiling extinguished the Company's derivative liabilities of $12,814,941. Shareholders also voted to allow management to reverse split the Companys shares 3 for 1, if deemed necessary in the future.

AfterMaster Audio Technology

AfterMaster audio technology was created and developed pursuant to a multi-year, multi-million dollar development effort to make digital audio sound substantially better by developing proprietary software, digital signal processing technology and consumer products. The AfterMaster Audio Labs team is comprised of a unique group of award-winning industry leaders in music, technology and audio engineering which includes Ari Blitz, Peter Doell, Rodney Jerkins, Larry Ryckman, Justin Timberlake, Paul Wolff, Andrew Wuepper and Shelly Yakus. www.AfterMaster.com/team.

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

Adobe Audition

Aftermaster's Promaster online audio mastering service will soon be available on Adobe® Audition® CC, a professional audio workstation for mixing, finishing and editing audio/video. The integration of ProMaster will allow Adobe Audition CC users to instantly master their original work directly within Adobe Creative Cloud®. ProMaster infuses the clearest, deepest sound quality into any recording, which elevates that audio to a studio remastered sound experience. Adobe's Audition CC with ProMaster HD will enable its users to substantially cut editing time and enhance original audio work into fuller, deeper, louder and clearer tracks. When ready, users will install the ProMaster extension from the Adobe Add-ons marketplace.

Aftermaster Consumer Electronics Products

The Company has begun to design, manufacture and market unique consumer electronics hardware products branded as AfterMaster products. The Company has assembled a world-class branding and design team who recently completed the design of the first consumer electronics product developed by the Company, "Aftermaster Pro". AfterMaster Pro is the worlds first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. AfterMaster Pro is a proprietary, first-to-market product which has no direct competition.

Smaller than an iPhone, Aftermaster Pro transforms the audio of your TV, smartphone, headphones, laptop, tablet, gaming unit, or virtually any audio-enabled device to sound clearer, fuller, deeper, and more exciting. AfterMaster Pro connects easily via HDMI or 3.5mm audio cables with virtually any media source (cable, satellite box, cell phone, computer, tablet, etc.). When used with a Television, Aftermaster Pro raises and clarifies dialogue in programming while significantly enhancing the quality of the overall audio content. This solves the longstanding issue with TV audio of having to continually adjust volume during a TV show to hear dialogue. When used portably with its built-in battery, Aftermaster transforms music and video to standards that we believe are superior to any portable audio enhancement device.

Through Crowdfunding platforms, the company pre-sold thousands of Aftermaster Pro's to buyers in dozens of countries, totalling over $750,000. A majority of the sales were at $150 per unit. www.aftermasterpro.com. The Company expects to manufacture up to 50,000 units by the end of the year.

Additional Aftermaster branded products are under development, which we expect to introduce in the coming year.

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

ON Semiconductor/AfterMaster Audio Chip and Software

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

Since entering into the agreement, both the Company and ON have identified a large number of prospective customers that will be key targets for this new and unprecedented technology. The algorithm and chips allow consumer product manufacturers an opportunity to offer a significantly improved and differential audio experience in their products without having to significantly change hardware and form factor designs. Through the combined relationships of the Company and ON, we hope to generate significant revenues for both parties through the sale of the ON/AfterMaster chips and software licensing. The Company currently has several sales and licensing agreements pending which it expects to finalize by the end of the year.

ProMaster

ProMaster is an online music mastering, streaming, and storage service designed for independent artists which utilizes proprietary audio technologies developed by AfterMaster.  ProMaster will master a user’s uploaded music and allow them to compare up to 90 seconds of their original to the newly mastered songs so they can make a decision to purchase.

Tens of millions of songs are produced, distributed and played on the Internet each month around the world by independent artists.  However, many of these artists lack the financial and technical means to master, or “finish” their composition, as a professional mastering session can cost up to $500 per song. Now, with the ProMaster online platform, musicians can transmit their music directly to the ProMaster HD website, where it can be mastered with AfterMaster Technology for $9.99 per song.

ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use, or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for this product, we believe that ProMaster has the potential to generate significant revenues for the Company.

ProMaster on-line music mastering product is in the final stages of beta testing of its newly designed website and will be aggressively marketing during the fourth calendar quarter of 2016.

Recording and Mastering Studios

Aftermaster operates 6 recording and mastering studios at its Hollywood California facility. The Company engineers and masters music for both independent and high profile professional music and is currently mastering the music for the hit TV show "Empire".

The Company recently leased the former recording studio built by music legends Crosby, Stills and Nash in 1977 which is located next to its existing studios. The Company has completely renovated the studio and expects that it will be viewed as one of the most important recording studios in the US when it opens in October.

Intellectual Property and Licensing

The Company has been awarded six patents and six trademarks with numerous others pending. The Company has an aggressive intellectual property strategy to protect the AfterMaster and the related technologies it has developed. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology. During the year, the Company engaged Mr. Morgan Chu of Irell and Manella, to represent its intellectual property interests along with IP attorney, Arnold Weintraub, of the Weintraub Group. Mr. Weintraub serves on the Board of Aftermaster.

Advisory Board

Recognizing the significance of our technologies, we have been able to attract leading music and entertainment executives to our Advisory Board. The Advisory Board is an important resource for the Company in terms of thought leadership and strategic introductions. This distinguished group includes:

●
Bret Zahn - Mr. Zahn earned his Bachelor’s Degree in Aeronautical Engineering from Arizona State University and two Master’s Degrees, including Microelectronic Engineering and an MBA. He currently serves as Director and General Manager of ON Semiconductor in Phoenix, Arizona where he has P&L responsibility for a division with revenues exceeding $250 million.  ON Semiconductor is one of the largest global semiconductor companies with annual revenues exceeding $3 billion.   Mr. Zahn has held a number of senior positions in his career, including Vice President of Lifelock, a then $275 million company; Vice President at Hypercom, one of the world’s largest global providers of electronic payment systems with revenues at the time of $400 million; Vice President and General Manager at Amkor, a $3 billion revenue company that was a strategic manufacturing partner for over 200 of the world’s largest semiconductor and electronic OEMs; Vice President of ChipPAC, a $450 million revenue company that provided manufacturing, assembly and test services for the semiconductor industry.

●
Jack Douglas- Legendary GRAMMY Award winning music engineer and producer and one of the first graduates of New York’s famed Institute of Audio Research. Jack has worked with dozens of major artists as an engineer and producer and his ear is well respected throughout the music industry. Jack’s Career began as an engineer on the Tho’s, “Who’s Next” followed by John Lennon’s “Imagine”. He then began producing hit music for artists such as SuperTramp and Aerosmith including Aerosmiths “Toys In The Attic” and “Rocks” which are both included in Rolling Stone’s “500 Greatest Albums of all time”.

●
Ted Field - Mr. Field is the Chairman & CEO of Radar Pictures, Inc. Radar Pictures develops, produces and finances feature-length motion pictures created for the global marketplace. Working with top talent in the motion picture industry for more than 25 years, his company is one of the most successful independent motion picture production companies in the industry and has produced more than 50 major motion pictures. Mr. Field also co-founded Interscope Records in 1990. Initially developed as a label focused on hip hop and urban music, the company expanded its musical range into nearly all genres. Mr. Field was also the owner of Panavision, Inc., a leading designer and manufacturer of high-precision camera systems used in the motion picture and television industries.

●
Paul Fisher - Internationally recognized modeling agent. He has represented Naomi Campbell, Carol Alt, and Stephanie Seymour. He hosted Remodeled on The CW Television Network, and the Dutch TV series I Can Make You A Supermodel. Mr. Fisher is the CEO of The Network.

●	Gary Goldstein – Prominent film producer of movies which have grossed over $1 billion including Pretty Woman, Under Seige and Mothman Prophecies.

●
Jason Flom - Mr. Flom is considered to be one of the most successful executives in the music industry, having served as Chairman and CEO of Atlantic Records, Virgin Records, Capitol Music Group and Lava Records. Mr. Flom’s astute ability to identify talent resulted in him signing and developing the careers of mega acts such as Twisted Sister, Stone Tempe Pilots, Tori Amos, Jewel, Hootie & The Blowfish, Collective Soul, Matchbox 20, Kid Rock, The Corrs, The Blue Man Group and many more. Additionally, while heading Capitol Music Group, Mr. Flom worked with rock superstars Lenny Kravitz, Coldplay and the Rolling Stones. He also signed Katy Perry and oversaw the recording of her debut album which has sold over 15 million albums and singles worldwide.

●
Sheila Jaffe - Ms. Jaffe is an Emmy Award winning casting director and partner in Walken/Jaffe Casting, one of the premier sources for identifying talent for television and motion pictures throughout Hollywood. Her career as a casting director over the past two decades has included involvement in over 120 productions. Her keen eye and understanding of casting needs has helped drive the successes of The Sopranos, Entourage, and How to Make It in America. Her big screen resume includes such features as The Italian Job, Invincible, MacGruber, Secretariat and The Fighter.

●
Richard Perry - Mr. Perry is a world renowned record producer and seven time Grammy Award nominee, as well having been twice named Billboard’s “Producer of the Year”. His illustrious 35-year career has resulted in the production of 15 platinum and 28 gold albums, in addition to 13 gold singles.  The extensive list of artists he has produced include Barbara Streisand, Rod Steward, Ray Charles, Carley Simon, The Pointer Sisters, Tina Turner, Willie Nelson, Ringo Starr, Diana Ross, The Temptations, Neil Diamond, Fats Domino, Ella Fitzgerald and many others.

●
Diane Warren - Ms. Warren is considered to be the most prolific and successful contemporary songwriter of our time. Her songs have been nominated for four Golden Globes, six Academy Awards and nine Grammy Awards, including one win. Ms. Warren has the honor of being named Billboard’s “Songwriter of the Year” four times and being inducted into the Songwriters’ Hall of Fame. Her songs have been written for such iconic artists as Aerosmith, Elton John, Tina Turner, Barbra Streisand, Aretha Franklin, Eric Clapton, Celine Dion, Britney Spears, Kelly Clarkson, and many more. In addition to her successful songwriting career, she is developing new acts on her label, Di-Namic, which is distributed by Atlantic Records.

●
Charlie Weber - Mr. Weber is an accomplished entertainment executive having served as Chief Executive of George Lucas’ Lucasfilm Ltd. During his tenure at Lucasfilm, he was responsible for overseeing history-making films “The Empire Strikes Back” and “Raiders of the Lost Ark”. Mr. Weber also oversaw Lucasfilm subsidiaries’ Industrial Light & Magic (“ILM”) and THX. ILM is considered to be the world’s leading visual effects company in the film industry, creating special effects imagery that has never been seen before. THX is recognized by audiences around the globe as the premier audio technology utilized in motion pictures. Subsequent to Lucasfilm, he served as Chief Operating Officer at Embassy Communications, a company owned by television super-producers Norman Lear and Jerry Perenchio. His many accomplishments while at Embassy include serving as the executive in charge of the feature film and cult classic, “Blade Runner”.

Employees

As of June 30, 2016, we employed eleven full-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees are good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $15,375 per month, and the total remaining obligations under these leases at June 30, 2016, were approximately $295,207

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260.  The lease expires on February 28, 2019.  The total lease expense for the facility is approximately $1,821 per month, and the total remaining obligations under these leases at June 30, 2016 were approximately $62,150

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260.  The lease expires on April 30, 2021.  The total lease expense for the facility is approximately $7,148 per month, and the total remaining obligations under these leases at June 30, 2016 were approximately $458,901.

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

We Have Limited Capital and Will Need Additional Financing.

As of June 30, 2016, we had an accumulated deficit of $63,785,192 and negative working capital of $5,094,154.  In addition, for the year ended June 30, 2016, we had a loss of approximately $5,619,745 and negative cash flow from operating activities of approximately $3,807,183. The Company has not declared dividends on its common stock, but the Company does have cumulative dividends in arrears through June 30, 2016, of approximately $724,176 for its outstanding Series A Convertible Preferred Stock.

Revenues generated from our current operations are not sufficient to pay our ongoing operating expenses.  Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.  In order to fund our working capital needs and our operational costs during 2016, we entered into eight (8) separate promissory notes, and twenty-five (25) Share Purchase Agreements with individual accredited investors and seven (7) conversions of warrants resulting in net proceeds of $2,403,304 to the Company.

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

Competition.

Aftermaster has developed an audio enhancement technology that it believes is unique and competitive in the audio enhancement industry. However, there are many more well established and financially successful brands in the audio enhancement industry, with more name recognition and financial resources such as, SRS, DTS, Landr and Dolby Labs. Although we believe that our technology differentiates us from competitor technologies, there is no assurance that we will be successful in gaining any consumer acceptance of our technology.

While we believe that the technologies behind AfterMaster and ProMaster are unique in the industry, other companies within the industry may develop or have developed audio enhancement technologies that are equal to or better than our technologies and could become our competitors. Potential competitors may have greater name recognition, access to financing, industry contacts and more extensive customer bases that could be leveraged to accelerate their competitive activity.  Further, potential competitors may establish future cooperative relationships among themselves and with third parties to enhance their products and services in this market space in which we propose to operate.  Consequently, competitors or alliances may emerge and rapidly acquire significant market share.  We cannot assure you that we will be able to compete effectively with any competitor should they arise or that the competitive pressures faced by us will not harm our business. Such intense competition will limit our opportunities and have a materially adverse effect on our profitability or viability.

To protect our Company against competitors, we have embarked on an aggressive intellectual property protection program which we believe will be a significant barrier to market entry to potential competitors for our current product offerings.  In addition, we strive to employ individuals who have long standing relationships and expertise in various segments of the entertainment, marketing, finance and communications industries, which we hope will help facilitate the negotiation of favorable partnerships, sponsorships and industry support for AfterMaster and ProMaster.

However, any investor must recognize that AfterMaster is unproven as a commercially viable audio technology and that many other companies dominate and are successful in licensing their audio products, which compete in the market within which AfterMaster is attempting to establish itself.

Performance - Market Acceptance.

The quality of our products, services, its marketing and sales ability, and the quality and abilities of our personnel are among the operational keys to our success. We are heavily dependent upon successfully completing our product development, gaining market acceptance and subsequently recruiting and training a successful sales and marketing force. There can be no assurance that we will be successful in attracting, training or retaining the key personnel required to execute the business plan. Also, there can be no assurance that we can complete development of new technologies so that other companies possessing greater resources will not surpass it. There can be no assurance that we can achieve our planned levels of performance. If we are unsuccessful in these areas, it could have a material adverse effect on our business, results of operations, financial condition and forecasted financial results. The entertainment industry may resist our business plan and refuse to adopt our technology.

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright, trademark and patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally.  AfterMaster and its subsidiaries have filed numerous patent applications relating to MyStudio, AfterMaster, ProMaster and related technologies and processes, and while we believe the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued beyond the company current six issued patents.  If circumstances make it impossible to try to adequately protect our intellectual property, that intellectual property could be used by others without our consent and there could be material adverse consequences to us. We have filed several trademark applications and have received Notices of Allowance on four of those applications. Effective protection may not be available for our service marks. Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks. Our competitors, if any exist, or others may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to client confusion. If circumstances make it impossible to adequately protect the name and brand, this could seriously harm our business.

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

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depends to a degree on our intellectual property.  We will rely on copyright, trademark and patent filings as well as confidentiality arrangements, to protect our intellectual property locally and internationally. The Company and its subsidiaries have filed numerous patent applications relating to AfterMaster and other audio and video technologies and processes, and while we believe the technologies, methods and processes merit patent protection, there is no assurance that any patent will be issued.  If circumstances make it impossible to try to adequately protect our intellectual property, that intellectual property could be used by others without our consent and there could be material adverse consequences to us. We have filed numerous patents and have received allowance for six of them. We have filed numerous trademark applications and have received Notices of Allowance on four of those applications. Effective protection may not be available for our service marks. Although we plan to continue to register our service marks in the United States and in countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks. Our competitors, if any exist, or others may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to client confusion. If circumstances make it impossible to adequately protect the name and brand, this could seriously harm our business.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2016 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of June 30, 2016, we had 102,133,344 shares of Common Stock, $0.001 par value, issued and outstanding.   We had options outstanding that would permit, if exercised, the issuance of 25,000 additional shares of common stock at an exercise price of $0.15. We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 2,709,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 4,385,092 shares of Common Stock.  We had outstanding convertible debt with a face value of $4,977,000,   which can be converted into approximately 9,482,563 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 35,034,550 additional shares of Common Stock at an average exercise price of $0.36.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us. If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

Restrictions on Transfer - No Public Market for Preferred Shares or Restricted Common Shares.

Our shares of Common Stock are traded on the Over-The-Counter Bulletin Board System (OTCQB) under the ticker symbol AFTM.  However, for shares that have been issued and are restricted pursuant to SEC Rule 144 of the Securities Act of 1933 (the “Act”), there is presently no public or private market for such shares.  Such shares may only be offered or sold pursuant to registration under or an exemption from the Act and have not been registered under the Act, as amended, or any State securities laws and would be issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable.   Our business model requires that we obtain revenues from our online music mastering service, ProMaster, or by licensing our AfterMaster HD audio and selling AfterMaster HD chip proprietary technology to consumer device manufacturers.  There are no assurances that significant revenues from ProMaster and/or AfterMaster necessary for the Company to become break-even will occur. We expect our expenses to increase significantly as we continue to develop the infrastructure necessary to fully implement our business strategy.  Our expenses will continue to increase as we: hire additional employees; implement our marketing plans; pursue further research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

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

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

We are not subject to any dispute, claim or lawsuit or threatened lawsuit alleging the violation of intellectual property rights of a third party.  We believe AfterMaster and ProMaster are not in violation of any patents claimed by others.  To the extent that the Company is ever alleged to have violated a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could subject us to costly litigation and the diversion of our technical and management personnel. If we incur costly litigation and our personnel are not effectively deployed, the expenses and losses incurred will increase, and our profits, if any, will decrease.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES.

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $15,375 per month, and the total remaining obligations under these leases at June 30, 2016, were approximately $295,207.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260.  The lease expires on February 28, 2019.  The total lease expense for the facility is approximately $1,821 per month, and the total remaining obligations under these leases at June 30, 2016 were approximately $62,150

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260.  The lease expires on April 30, 2021.  The total lease expense for the facility is approximately $7,148 per month, and the total remaining obligations under these leases at June 30, 2016 were approximately $458,901

ITEM 3. LEGAL PROCEEDINGS.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

AfterMaster’s Common Stock is traded on the Over-The-Counter Bulletin Board System (OTCBB) under the symbol “AFTM”.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

For the Fiscal Year Ending on June 30, 2016	High	Low
Quarter Ended June 30, 2016	0.51	0.34
Quarter Ended March 31, 2016	0.54	0.33
Quarter Ended December 31, 2015	0.87	0.40
Quarter Ended September 30, 2015	0.70	0.40

For the Fiscal Year Ending on June 30, 2015	High	Low
Quarter Ended June 30, 2015	0.92	0.51
Quarter Ended March 31, 2015	0.83	0.56
Quarter Ended December 31, 2014	0.94	0.42
Quarter Ended September 30, 2014	0.45	0.21

Stockholders

As of June 30, 2016, the number of stockholders of record according to our transfer agent was approximately 602.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of our Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of our Series B Convertible Preferred Stock, an 8% annual dividend is due and owing.  Pursuant to the terms of our Series A-1 Senior Convertible Redeemable Preferred Stock, a 6% annual dividend is due and owing.  As of June 30, 2016, we had not declared dividends on Series A, Series B or its Series A-1 Preferred Stock.  We have, however, for those shares of Series A-1 Preferred Stock that were converted, calculated the dividends through the date of conversion and issued shares of common stock in payment of those dividends.  The unpaid cumulative dividends totaled approximant $724,176.  See Note 6 of Notes to Consolidated Financial Statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities for Fiscal Years 2016 and 2015

Fiscal Year 2016

During fiscal year ended June 30, 2016, the Company issued 2,667,919 shares of Common Stock for the conversion of notes and accrued interest valued at $446,757.

The Company also issued 200,000 shares of Common Stock for the conversion of 100,000 shares of Series A-1 Preferred Stock and issued 59,326 shares of Common Stock of payment of $26,769 in accrued dividends.

The Company also issued 26,000 shares of Common Stock as incentive to notes valued at $10,284 and recorded $22,375 in beneficial conversion features related to new issuances of debt.

The Company issued 496,137 shares of Common Stock as payment for services and rent valued at $225,413.

As share-based compensation to employees and non-employees, the Company issued 812,804 shares of common stock valued at $364,851, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 1,704,803 shares of common stock valued at $762,076 based on the market price on the date of issuance.

Fiscal Year 2015

During fiscal year ended June 30, 2015, the Company issued 43,500 shares of Common Stock as incentive to notes valued at $10,261 to extend terms on two convertible notes payable and recorded $527,000 in beneficial conversion features related to new issuances of debt.

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

As share-based compensation to employees and non-employees, the Company issued 2,934,804 shares of common stock valued at $1,030,940, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 2,700,046 shares of common stock valued at $1,742,051 based on the market price on the date of issuance

ITEM 6 - SELECTED FINANCIAL DATA.

Not required by Form 10-K for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
	Year Ended
	June 30,
	2016	2015
Session Revenues	$-	$11,030
AfterMaster Revenues	118,226	91,570
Licensing Revenues	1,800,000	200,000
Total Revenues	$1,918,226	$302,600

We currently generate revenue from our operations through two activities: AfterMaster revenues, and licensing revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the fiscal year ended June 30, 2016, increased to $118,226, as compared to $91,570 for the comparable fiscal year ended June 30, 2015, the increases were due primarily to an increase in the mastering and remastering of music and licensing by our customers.

Licensing revenues are generated by licensing certain technologies, intellectual property, and patents to third parties.  Our licensing revenues increased to $1,800,000 during the fiscal year ended June 30, 2016, as compared to the $200,000 for the comparable fiscal year ended June 30, 2015, due primarily to a licensing contract with bBooth.

The company had no session revenues for the fiscal year ended June 30, 2016 due to the company no longer operating using the MyStudio Module.

In the aggregate, total Company revenues increased to $1,918,226 for the year ended June 30, 2016, as compared to total revenues of $302,600 for the year ended June 30, 2015, due to an increase in licensing revenues.

Cost of Revenues

	Year Ended
	June 30,
	2016	2015
Cost of Revenues (excluding depreciation and amortization) $	484,507	$306,868

Cost of revenues consists primarily of AfterMaster Studio Rent, Consultants, and Internet connectivity and excludes depreciation and amortization. The increase in cost of sales for the fiscal year ended June 30, 2016 over the comparable fiscal year is attributable primarily, to the Company hiring senior engineers, and the company leasing additional space at the Company’s Hollywood location for a new recording studio.

Other Operating Expenses

	Year Ended
	June 30,
	2016	2015
Depreciation and Amortization Expense	$83,620	$67,414
Research and Development	386,949	67,742
Advertising and Promotion Expense	366,740	1,389
Legal and Professional Expense	377,047	303,847
Non-Cash Consulting Expense	4,119,978	3,692,992
General and Administrative Expenses	3,590,584	2,890,856
Total	$8,924,918	$7,024,240

General and Administrative expenses consist primarily of compensation and related costs for our staff, finance, human resources, investor relations, public relations, information technology personnel and rent and facilities.  During the fiscal year ended June 30, 2016, General and Administrative expenses increased by $699,728. The increase is mostly due to the increase in cash and non-cash consulting fees,

During the fiscal year ended June 30, 2016, Research and Development costs increased by $319,207, Advertising and Promotion increased by $365,351, Legal and Professional fees increased by $73,200 and Non-Cash Warrant and Stock for Services fees increased by $426,986, as compared to fiscal year ended June 30, 2016. The increases in Research and Development and Advertising and Promotion are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. The Non-Cash Warrant and Stock for Services fees increased over the fiscal year ended June 30, 2016 $426,986 primarily due to a full year of warrant amortization of $3,168,153 for warrants issued for Justin Timberlake in 2014.

Other Income (Expense)
	Year Ended
	June 30,
	2016	2015
Interest Expense	$(967,721)	$(2,401,761)
Derivative Expense	-	(524,518)
Change in Fair Value of Derivative	4,376,281	(1,545,181)
Loss on Available for Sale Securities	(1,770,000)	-
Gain on Extinguishment of Debt	232,894	319,650
Total	$1,871,454	$(4,151,810)

The other income (expense) during the fiscal year ended June 30, 2016, totaled $1,871,454 consisted almost entirely of interest, derivative expense and loss on available for sale securities off-set by change in fair value of derivatives.  During the comparable period in 2015, other income (expense) totaled ($4,151,810).  Interest expense has decreased primarily due to a decrease in non-cash interest expense relating to warrants attached to recent debt discount.  These additional borrowings have been used in the development of the AfterMaster HD.

Net Income (Loss)
	Year Ended
	June 30,
	2016	2015
Net Income (Loss) $	(5,619,745)	$(11,180,318)

Due to the Company’s cash position, we use our Common Stock and warrants to pay many employees, vendors and consultants as well as to raise capital through incentives attached to our debt offerings.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505-50 “Equity Based Payments to Non-employees”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large stock-based compensation of $1,377,442 and $2,527,056 and fair value of derivatives of $4,376,281 and ($1,545,181) for the fiscal years ended June 30, 2016 and 2015, our net income (loss) would have been $133,978 and ($10,198,443) for fiscal years ended June 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $1,918,226 during the fiscal year ended June 30, 2016 as compared to $302,600 in the comparable period in 2015.  The Company an accumulated deficit of $63,785,192.  At June 30, 2016, the Company had negative working capital of $5,094,154, which was a increase in working capital of $7,933,621 from June 30, 2015.

The Company had cash of $394,325 as of June 30, 2016, as compared to $2,185,702 as of June 30, 2015.  The company entering into twenty-five (25) Share Purchase Agreements with individual accredited investors and seven (7) conversions of warrants resulting in net proceeds of $2,403,304 to the Company compared to one hundred forty-nine (149) Share Purchase Agreements with individual accredited investors and two (2) conversions of warrants resulting in net proceeds of $4,551,632 to the Company from the prior year. This amount was partially offset by operational costs, purchases of assets, and payments of obligations from convertible notes, notes, and lease payables.

The Company had prepaid expense of $1,097,036 as of June 30, 2016, as compared to $4,411,296 as of June 30, 2015.  The decrease is due to the Company amortizing the prepaid expenses totaling $3,485,635 over the year ended June 30, 2016, partially offset by the issuance of four consulting agreements entered into in the current year.

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

As of June 30, 2016, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to August 14, 2014 are derivative liabilities. On August 28, 2015, the Company increased the number of authorized common shares from 100,000,000 to 250,000,000, which removed the derivative using the sequencing policy. The Company again used this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to May 10, 2016 until the note was converted on May 20, 2016 were derivative liabilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of and for the fiscal year ended June 30, 2016 and June 30, 2015 have been audited to the extent indicated in the report by Sadler, Gibb & Associates, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2016 and June 30, 2015, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2016 and June 30, 2015, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2016 and June 30, 2015 were not effective, based on COSO’s framework.

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

Changes in Internal Control over Financial Reporting

On July 27, 2015, the Board appointed David L. Reynolds to its Board of Directors and to the position of Chairman of the Company’s Audit Committee.

On August 28, 2015, Frank Perrotti resigned as Chairman and Director of AfterMaster, Inc. (the “Company”), Preston Shea resigned as President, Secretary and Director of the Company, and Barry Goldwater resigned as Director of the Company, all to pursue other business opportunities. The Company thanks Messrs. Mr. Perrotti, Goldwater and Shea for their service to the Company. Mr. Perrotti will serve on the Company’s Advisory Board.

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

The Board of Directors (the “Board”) of AfterMaster, Inc. (the “Registrant”) received written notice of the resignation, effective December 1, 2015, of David Reynolds and Robert Kite as directors and officers of AfterMaster, Inc. (the “Company”) to pursue other business opportunities.

On December 4, 2015, Mark Depew, Arnold Weintraub and Mirella Chavez were appointed as Directors of the Company. Lawrence Ryckman, President, Chief Executive Officer (CEO), and a director of the Company was appointed interim Chairman. Mr. Ryckman was appointed as interim Chairman to fill one of the vacancies left by one of the Director resignations described above. Mr. Depew was appointed Senior Vice President, Finance.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of June 30, 2016 were as follows:

Name	Age	Position

Lawrence G. Ryckman	57	Director, President, CEO, Chairman
Mirella Chavez	31	CFO, Director, Secretary, Treasurer
Mark Depew	54	Director, Senior Vice President Finance
Arnie Weintraub	73	Director
Sheldon Yakus	71	Vice President
Aaron Ryckman	29	SVP Business Development
Matthew R. Long	50	Vice President

The directors and officers of our wholly-owned operating subsidiary, MyStudio, Inc., at June 30, 2016 were:

Name	Age	Position

Lawrence G. Ryckman	57	Director, President, CEO, Secretary

The directors and officers of our wholly-owned operating subsidiary, AfterMaster HD Audio Labs, Inc., at June 30, 2016 were:

Name	Age	Position

Lawrence G. Ryckman	57	Director, President, CEO, Secretary

The significant Employees of the Company as of June 30, 2016 were as follows:

Name	Position

Aaron Ryckman	SVP Business Development
Sheldon Yakus	Senior Vice President, Engineering
Matthew R. Long	Vice President, Video Production and Engineering
Ron Gillyard	Senior Vice President of Music and Marketing
Paul Wolff	Senior Vice President of Product Development
Pete Doell	Senior Mastering Engineer
Ari Blitz	Senior Engineer

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

Paul Wolff is Senior Vice President of Product Development. Paul has been intimately involved in the professional music and audio industries as an audio engineer and product designer and manufacturer of professional audio products for more than 35 years. He is known within the industry as an expert in engineering, electronic design, DSP processing, mechanical design and packaging for the audio industry. Paul owned and operated two highly coveted and successful audio product companies, API Audio and Tonelux. At API Audio, Paul designed, manufactured and marketed API’s legendary recording/mixing consoles to recording studios and production facilities worldwide. At Tonelux, Paul was responsible for the conceptual design, physical design, marketing and manufacturing of some of the world’s best sounding and most coveted audio recording and processing hardware components used in high end recording studios (equalizers, compressors, mixers, consoles, etc.). His equipment and technologies have been used in many of the world’s top recording and engineering studios for the production of hundreds of hit records.

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

Peter Doell is one of the most talented and best known mastering engineers in the world.   Pete has more than 35 years of experience and has mastered and engineered hundreds of chart-topping records, film scores and TV spots. Doell has served as a first-call engineer with some of the most prestigious and acclaimed studios including Universal Mastering, Sunset Sound, Capitol Studios, and Sony Pictures.   Some of Doell’s credits include: Josh Groban, Frank Sinatra, Kurupt, John Waite, Glenn Frye, Celine Dion, Dave Coz, Miss Saigon, Miles Davis, Brian McKnight, Toto, Dwight Yoakam, Marilyn Manson, Los Lobos, Harry Connick Jr., The Beach Boys, Dashboard Confessional, Willie Nelson and Sheryl Crow.   He has also worked on feature film scores including Road To Perdition and Black Hawk Down, and mastered the music for prominent TV productions such as American Idol and The Voice.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company’s directors and named executive officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. Based on a review of the public record, we believe that during the year ended June 30, 2016 all current Officers and Directors have file the required reports on a timely basis under Section 16(a) of the Exchange Act.

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

Audit Committee

The Company’s Audit Committee consists of Arnie Weintraub and Mark Depew. Neither of those members has been designated by the Board or the Audit Committee as an “audit committee financial expert.”  The Board is seeking to fill a board seat with an independent Board member that would fulfill that qualification.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the Company’s officers for the last two fiscal years.

Long Term Compensation
Annual Compensation		Awards			Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Underlying Options/Shares ($)	LTIP Payout ($)	All Other Compensation ($)
Lawrence G. Ryckman, Director, President, CEO, Chairman	2016	$256,109	$200,000	$-	$64,659	$-
	2015	$243,465	$-	$-	$-	$-	$-	$-

Mirella Chavez CFO, Director, Secretary, Treasurer	2016	$80,000	$-	$-	$137,834	$-	$-	$-
	2015	$80,000	$-	$-	$106,527	$-	$-	$-

Mark Depew Director, Senior Vice President Finance	2016	$70,000	$-	$-	$44,589	$-	$-	$-
	2015	$-	$-	$-	$-	$-	$-	$-

Sheldon Yakus, Vice President	2016	$120,000	$-	$-	$-	$-		$766
	2015	$88,167	$-	$-	$-	$-	$-	$-

Matthew R. Long, Vice President	2016	$38,783	$-	$-	$-	$-	$-	$-
	2015	$4,500	$-	$-	$-	$-	$-	$-

Preston J. Shea, Former President, Former Secretary, Former Director	2016	$-	$-	$-	$7,900	$-	$-	$-
	2015	$-	$-	$-	$94,130	$-	$-	$-

Kennth Pinckard, Former Vice-President, Former Treaurer, Former Director	2016	$-	$-	$-	$3,615	$-	$-	$-
	2015	$2,500	$-	$-	$94,130	$-	$-	$-

Outstanding Equity Awards at Fiscal Year-End
Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Lawrence G. Ryckman	500,000		-	0.2	09/11/24	-	-	-	-
	200,000	-	-	0.2	04/05/26	-	-	-	-
	2,000,000			0.2	10/01/19

Justin Timberlake	10,579,655	-	-	0.18	11/01/24	-	-	-	-

Sheldon Yakus	1,000,000			0.45	12/18/20

Mark Depew	2,000,000			0.2	07/01/17

Barry M. Goldwater Jr.	50,000			0.2	08/29/22
	75,000			0.2	11/18/23

Preston J. Shea	50,000			0.2	08/29/22
	75,000			0.2	11/18/23

Kenneth R. Pinckard	300,000	100,000		0.2	09/11/23
	150,000			0.2	04/05/26

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

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arnie Weintraub	$-	$44,589	$-	$-	$-	$-	$44,589

Barry M. Goldwater Jr.	$-	$7,900	$-	$-	$-	$-	$7,900

Frank Perrotti, Jr.	$-	$7,900	$-	$-	$-	$-	$ 7,900

David Reynold	$-	$24,007	$-	$-	$-	$-	$ 24,007

Robert Kite	$-	$15,105	$-	$-	$-	$-	$ 15,105

Employment and Related Agreements

The Company has no employment agreements with any of its current management.

Change in Control

The Company is not aware of any arrangements which may result in a change in control of the Company.

Equity Compensation Plans

As of June 30, 2016 our equity compensation plans were as follows:

2009 Long-Term Stock Incentive Plan

On June 10, 2009, the Board of Directors approved the 2009 Long-Term Stock Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan was to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company’s Common Stock was reserved for issuance under stock options to be issued under the 2009 Plan.  The Plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options and Restricted Stock Awards.  The 2009 Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2011, the Company had granted options to fifteen employees to purchase, in the aggregate, 727,000 shares of the Company’s Common Stock.  The exercise period for each of the grants was two to five years from the date of grant and the average exercise price was $0.88.  During the year ended June 30, 2010, one employee exercised the option to purchase 28,571 shares for $10,000.  During the year ended June 30, 2011, one employee exercised the option to purchase 20,000 shares for $10,400, or $0.52 per share. During the year ended June 30, 2013, 85,000 shares expired. No Grants were made under the Plan during the fiscal year ended June 30, 2013. During the year ended June 30, 2014, 257,000 shares expired and 25,000 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2014 was 381,429 at an average exercise price of $0.87 per share. During the year ended June 30, 2015, 301,429 shares expired and 0 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2015 was 80,000 at an average exercise price of $0.66 per share. During the year ended June 30, 2016, 812,804 shares expired and 0 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2016 was 25,000 at an average exercise price of $0.15 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2016, concerning shares of the Company’s Common Stock held by (1) each stockholder known to own beneficially more than five percent of any class of the Company’s voting securities as of June 30, 2016, with the number of outstanding common shares at 102,133,344 at such time, (A) each of the Company’s directors, (B) each of the executive officers, and (C) all of the directors and executive officers as a group:

Title of Class	Beneficial Owner	Title of Class	Number of Shares	Percent of Class (1)
Common	Mirella Chavez	Direct (C)	1,382,860	1.35%
	6323 W Desert Hills Dr.
	Glendale, AZ 85304

Common	Barry M. Goldwater Jr.	Direct (3)	1,225,414	1.20%
	3219 E. Camelback Rd., #552
	Phoenix, AZ 85018

Common	Matthew R. Long	Direct (B)	115,000	0.11%
	17197 N 54th Avenue
	Glendale, AZ 85308

Common	Frank Perrotti, Jr.	Direct (4)	12,194,254	11.94%
	305 Spruce Bank Road
	Hamden, CT 06518

Common	Kenneth R. Pinckard	Direct (5)(6)	1,972,832	1.93%
	3104 E. Camelback Rd. #245
	Phoenix, AZ 85016

Common	Lawrence G. Ryckman	Indirect (C) (7)	7,377,003	7.22%
	20202 Pacific Coast Highway, #5
	Malibu, California 90265

Common	Preston J. Shea	Direct (3)	655,913	0.64%
	1 Youge Street, Suite 1801
	Toronto, ON Canada M5E 1W7

Common	Sheldon Yakus	Direct (B) (8)	245,797	0.24%
	1778 Lantana Drive
	Miden, NV 89423

Common	Justin Timberlake	Indirect (9)	10,579,655	10.36%
	1801 Century Park West
	Los Angeles, CA 90067

Common	Arnold S. Weintraub	Direct (A)	140,827	0.14%
	24901 Northwestern Hwy, #311
	Southfield, MI 48075

Common	Mark Depew	Direct (C) (10)	2,132,653	2.09%
	1325 Deerbrooke Trail
	Cheyenne, WY 82009

Series A Convertible Preference Stock	Murray B. Day	Direct	5,000	32.26%
	549 W. Cresent
	Palo Alto, CA 94301

Series A Convertible Preference Stock	Elliot Leferts	Direct	3,000	19.35%
	60 McNear Drive
	San Rafael, CA 9490

Series A Convertible Preference Stock	Harriet Lloyd	Direct	2,500	16.13%
	1200 California St.
	San Francisco, CA 94109

Series A Convertible Preference Stock	Richard Matza	Direct	2,500	16.13%
	454 Burr Rd.
	Southbury, CT 06488

Series A Convertible Preference Stock	Richard Oliver	Direct	2,500	16.13%
	25466 Adobe Lane
	Los Altos, CA 94022

Series B Senior Redeemable Convertible Preference Stock	J. Patrick Carter	Direct	1,500	42.86%
	2448 E. 81st Street, #4550
	Tulsa, OK 74137

Series B Senior Redeemable Convertible Preference Stock	Robert Stillman	Direct	2,000	57.14%
	2440 Virginia Ave NW, Apt. D 1206
	Washington, DC 20037

Series C Convertible Preferred Stock	John Arrilaga, TTEE	Direct	2,068	15.43%
	2560 Mission College Blvd., #101
	Santa Clara, CA 95054

Series C Convertible Preferred Stock	Paul Essi	Direct	1,171	8.74%
	2450 One Cleveland Center
	Cleveland, OH 44114

Series C Convertible Preferred Stock	Thomas Fersti	Direct	3,592	26.80%
	P.O. Box 284
	761 State St. Millington, MI 48746

	Marton & Kjellaaug Klepp	Direct	1,825	13.62%
	12 Day Road
	Armonk, NY 10504

Series C Convertible Preferred Stock	Gustavo Nicolich	Direct	1,097	8.18%
	P.O. Box 60040
	Palo Alton, CA 94306

Series C Convertible Preferred Stock	Richard Perry, TTEE	Direct	2,068	15.43%
	2200 Cowper Street
	Palo Alto, CA 94301

Series P Convertible Participating Preferred Stock	Robert Huskins	Direct	67,741	78.19%
	42 Shady Vista Rd.
	Rolling Hills Estates, CA 90274

Series P Convertible Participating Preferred Stock	Roderick Thompson	Direct	18,899	21.81%
	Address unknown

	Officers and Directors as a Group		38,139,669	37.22%

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
2.
The above table is based on 102,133,344 shares of Common Stock outstanding as of June 30, 2016, and based on the following shares of other voting stock outstanding as of such date: (i) 15,500 shares of Series A Convertible Preference Stock; (ii) 3,500 shares of Series B Senior Redeemable Convertible Preference Stock; (iii) 13,404 shares of Series C Convertible Preferred Stock; and (iv) 86,640 shares of Series P Convertible Participating Preferred Stock.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3.
Includes an option to purchase 125,000 shares of Common Stock at $0.52 per share.
4.
Mr. Perrotti owns these shares personally and through an entity, FPJ Investments, in which he serves as the manager and has voting control.
5.
Includes an option to purchase 300,000 shares of Common Stock at $.52 per share.
6.
Includes an option to purchase 150,000 shares of Common Stock at $1.35 per share.
7.
Mr. Ryckman owns these shares personally and through two entities, Maverick Investments and Sundance. The amount listed here includes an option to purchase 500,000 shares of Common Stock at $.20 per share, option to purchase 200,000 shares of Common Stock at $.20 per share, and option to purchase 2,000,000 shares of Common Stock at $.20 per share
8.
Includes an option to purchase 1,000,000 shares of Common Stock at $.45 per share.
9.
Tennman Brands, LLC owns 10,579,665 warrants to purchase shares of Common Stock at an exercise price of $0.18 per share. Justin Timberlake is the beneficial owner of Tennman Brands, LLC and, upon exercise of the warrants, would exercise voting control of the common stock underlying the warrants.
10.
Includes an option to purchase 2,000,000 shares of Common Stock at $.20 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2016 and 2015:

	2016	2015

Audit Fees (1)	$110,000	$116,000
Audit-Related Fees (2)	$1,500	$-
Tax Fees (3)	$4,000	$-
All Other Fees (4)	$-	$-
Total Fees	$115,500	$116,000

1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended June 30, 2016 and 2015 and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-Q for those fiscal years.

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

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2016 and 2015.

No “audit-related,” “tax” and “all other” services in 2016 or 2015, as defined above, were approved by the Audit Committee in reliance on the de minimums exception to the preapproval requirements under federal securities laws and regulations.

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

AFTERMASTER, INC.

Date: September 28, 2016	By:	/s/ Larry Ryckman
Larry Ryckman
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Ryckman	President and Director	September 28, 2016
Larry Ryckman	(Principal Executive Officer)

/s/ Mirella Chavez	Chief Financial Officer	September 28, 2016
Mirella Chavez

/s/ Mark Depew	Director	September 28, 2016
Mark Depew

/s/ Arnold S. Weintraub	Director	September 28, 2016
Arnold S. Weintraub

AFTERMASTER, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AfterMaster, Inc.

We have audited the accompanying consolidated balance sheets of AfterMaster, Inc. as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AfterMaster, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the consolidated financial statements, the Company has incurred losses since inception and has a negative working capital as of June 30, 2016 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the footnotes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
September 28, 2016

AFTERMASTER, INC.
Consolidated Balance Sheets
	June 30,	June 30,
	2016	2015
ASSETS

Current Assets
Cash	$394,325	$2,185,702
Accounts receivable, net	11,389	4,500
Available for sale securities	63,600	-
Prepaid expenses	1,078,819	3,319,258

Total Current Assets	1,548,133	5,509,460

Property and equipment, net	294,557	169,954

Intangible assets, net	99,186	22,853

Note receivable	-	10,000
Deposits	33,363	13,675
Prepaid expenses, net of current	18,217	1,092,038

Total Assets	$1,993,456	$6,817,980

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$225,001	$344,451
Accrued interest	77,335	93,762
Deferred revenue	740,200	2,500
Accrued consulting services - related party	28,561	82,267
Lease payable	984	36,426
Derivative Liability	-	12,814,941
Notes payable - related party	575,000	625,000
Notes payable	40,488	40,488
Convertible notes payable - related party	3,925,000	3,925,000
Convertible notes payable, net of discount of $22,282 and $0, respectively	1,029,718	572,400

Total Current Liabilities	6,642,287	18,537,235

Total Liabilities	6,642,287	18,537,235

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,185,000 and 616,000 shares issued and outstanding, respectively	2185	616
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001; 102,133,344 and 95,280,257 shares issued
and outstanding, respectively	102,140	95,287
Subscription payable	-	35,000
Additional paid In capital	58,997,912	46,314,765
Accumulated other comprehensive income	33,600	-
Accumulated Deficit	(63,785,192)	(58,165,447)

Total Stockholders' Deficit	(4,648,831)	(11,719,255)

Total Liabilities and Stockholders' Deficit	$1,993,456	$6,817,980

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	June 30,
	2016	2015

REVENUES
MyStudio Session Revenues	$-	$11,030
AfterMaster Revenues	118,226	91,570
Licensing Revenues	1,800,000	200,000
Total Revenues	1,918,226	302,600

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	484,507	306,868
Depreciation and Amortization Expense	83,620	67,414
Research and Development	386,949	67,742
Advertising and Promotion Expense	366,740	1,389
Legal and Professional Expense	377,047	303,847
Non-Cash Consulting Expense	4,119,978	3,692,992
General and Administrative Expenses	3,590,584	2,890,856

Total Costs and Expenses	9,409,425	7,331,108

Loss from Operations	(7,491,199)	(7,028,508)

Other Expense
Interest Expense	(967,721)	(2,401,761)
Derivative Expense	-	(524,518)
Change in Fair Value of Derivative	4,376,281	(1,545,181)
Gain (Loss) on Extinguishment of Debt	232,894	319,650
Loss on Available for Sale Securities	(1,770,000)	-

Total Other Expense	1,871,454	(4,151,810)

Loss Before Income Taxes	(5,619,745)	(11,180,318)
Income Tax Expense	-	-
NET LOSS	$(5,619,745)	$(11,180,318)

Preferred Stock Accretion and Dividends	(105,603)	(64,140)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,725,348)	$(11,244,458)

Basic and diluted Loss Per Share of Common Stock	$(0.06)	$(0.13)

Weighted Average Number of Shares Outstanding	98,802,908	83,438,960

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(5,725,348)	(11,244,458)
Unrealized gain on AFS Securities	33,600	-
COMPREHENSIVE LOSS	$(5,691,748)	$(11,244,458)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid In	Subscription	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Income	Equity

Balance, June 30, 2014	1,220,044	$1,220	70,296,203	$70,297	$40,557,726	-	$(46,985,129)	$-	$(6,355,886)

Common Stock Sold for Cash, net of offering costs of $286,720	-	-	12,017,259	12,017	4,354,615	35,000	-	-	4,401,632

Share-Based Compensation to Directors and Employees- Common shares	-	-	2,934,804	2,940	1,028,000	-	-	-	1,030,940

Total Stock Issued for Consulting Services and Rent	-	-	385,221	385	165,973	-	-	-	166,358

Common stock issued as incentive with Convertible debt	-	-	43,500	45	10,216	-	-	-	10,261

Common stock issued for conversion of debt	-	-	5,889,105	5,889	737,196	-	-	-	743,085

Common stock issued for cash conversion of warrants/options	-	-	750,000	750	149,250	-	-	-	150,000

Common stock issued for conversion of cashless preferred stock and dividends	(80,000)	(80)	214,119	214	43,638	-	-	-	43,772

Common stock issued for interest expense	-	-	2,700,046	2,700	1,739,351	-	-	-	1,742,051

Common stock issued to extend the maturity dates on debt	-	-	50,000	50	15,700	-	-	-	15,750

Beneficial conversion feature	-	-	-	-	527,000	-	-	-	527,000

Derivative liability	-	-	-	-	(4,343,658)	-	-	-	(4,343,658)

Share-Based Compensation - Warrants and options	-	-	-	-	1,329,758	-	-	-	1,329,758

Net loss for the year ended June 30, 2015	-	-	-	-	-	-	(11,180,318)	-	(11,180,318)

Balance, June 30, 2015	1,140,044	$1,140	95,280,257	$95,287	$46,314,765	35,000	$(58,165,447)	$-	$(11,719,255)

Preferred Stock Sold for Cash, net of offering costs of $251,610	1,669,000	1,669			1,415,721	(35,000)			1,382,390

Share-Based Compensation to Directors and Employees- Common shares			812,804	812	364,039				364,851

Total Stock Issued for Consulting Services and Rent			496,137	496	224,917				225,413

Common stock issued as incentive with Convertible debt			26,000	27	10,258				10,285

Common stock issued for conversion of debt			2,667,919	2,668	444,089				446,757

Common stock issued for cash conversion of warrants/options			886,098	886	175,028				175,914

Common stock issued for conversion of cashless preferred stock and dividends	(100,000)	(100)	259,326	259	26,610				26,769

Common stock issued for interest expense			1,704,803	1,705	760,371				762,076

Accumulated other comprehensive income from Available for Sale Securities								33,600	33,600

Beneficial Conversion Feature					22,375				22,375

Derivative liability					8,452,561				8,452,561

Share-Based Compensation - Warrants and options					787,178				787,178

Net loss for the year ended June 30, 2016							(5,619,745)		(5,619,745)

Balance, June 30, 2016	2,709,044	$2,709	102,133,344	$102,140	$58,997,912	-	$(63,785,192)	$33,600	$(4,648,831)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows

	For Year Ended
	June 30,
	2016	2015

OPERATING ACTIVITIES

Net Loss	$(5,619,745)	$(11,180,318)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	83,620	67,415
Share-based compensation - Common Stock	364,851	1,030,940
Share-based compensation - warrants and options	787,178	1,329,758
Common stock issued for services and rent	49,037	166,358
Common stock issued as incentive with Convertible debt	-	10,261
Common stock issued for preferred dividends	26,769	15,255
Common stock issued to extend the maturity dates on debt	30,000	15,750
Amortization of debt discount and issuance costs	139,277	659,803
(Gain)/Loss on extinguishment of debt	(232,894)	(319,650)
Loss on Available for Sale Securities	1,770,000	-
Derivative expense	-	524,518
Gain (loss) remeasurement of derivative	(4,376,281)	1,545,181
Licensing Revenue from the issuance of AFS Securities	(1,800,000)	-
Changes in Operating Assets and Liabilities:
Other receivables	(6,889)	(11,099)
Other assets	3,500,636	2,104,169
Deposits	(19,688)
Accounts payable and accrued expenses	17,997	1,232,822
Accrued interest	794,955	-
Deferred revenue	737,700	-
Accrued consulting services - related party	(53,706)	-

Net Cash Used in Operating Activities	(3,807,183)	(2,808,837)

INVESTING ACTIVITIES

Purchase of property and equipment	(284,556)	(83,253)

Net Cash Used in Investing Activities	(284,556)	(83,253)

FINANCING ACTIVITIES

Common Stock issued for cash, conversion of options/warrants	175,914	4,516,632
A-1 Preferred Stock issued for cash	1,382,390	-
Proceeds from notes payable - related party	-	50,000
Proceeds from convertible notes payable	845,000	527,000
Repayments of convertible notes payable	(17,500)	(9,000)
Repayments of notes payable	(50,000)	(35,000)
Lease Payable	(35,442)	(49,716)
Net Cash Provided by Financing Activities	2,300,362	4,999,916

NET INCREASE (DECREASE) IN CASH	(1,791,377)	2,107,826
CASH AT BEGINNING OF PERIOD	2,185,702	77,876

CASH AT END OF PERIOD	$394,325	$2,185,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$6,881

NON CASH FINANCING ACTIVITIES:
Conversion of notes and Interest into common stock	$1,208,833	$2,485,137
Conversion of preferred stock for common stock	$200	$160
Common Stock and warrants issued for interest	$-	$527,000
Conversion of Derivative Liability	$8,452,561	$462,983
Derivative Liability	$13,900	$11,208,225
Beneficial conversion feature	$22,375	$-
Original Issue Discount	$115,000	$-
Finders fee payable	$-	$35,000
MTM on AFS securities	$33,600	$-
Common Stock issued for prepaid expenses	$176,376	$-
Common Stock issued with convertible debt	$10,284	$-

The accompanying notes are an integral part of these consolidated financial statement.

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

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
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of June 30, 2016 and 2015, the Company’s cash balances were within the FDIC insurance coverage limits.

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

The levels of the fair value hierarchy are described below:

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
●
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

●
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

For the year ended June 30, 2016 there was one customer that accounted for $1,800,000 of total revenues, and 2015 there was no customer that accounted for a material portion of total revenues.

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

●
bBooth agreed to pay the Company $1,250,000 over 18 months, for a conditional perpetual license of intellectual property (including related patents and other assets), of which, to date, $200,000 has been received;
●
bBooth agreed to grant 600,000 shares of our common stock to Studio One, which shares were received on November 10, 2014 valued at $1,800,000 and;
●
upon full receipt of the $1,250,000 cash consideration, Bbooth will have the option to purchase six complete MyStudio booths, one fully operational mobile studio and truck, and an interest in its MyStudio TV show, for nominal additional consideration.

Cost of Revenues
The Company’s cost of revenues includes studio lease expense, employee costs, and other nominal amounts.  Depreciation is not included within cost of revenues.

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, Accounting for Research and Development Costs. The Company incurred research and development expenses of $386,949 and $67,742 during the years ended June 30, 2016 and 2015.

Advertising Expenses
The Company expenses advertising costs in the period in which they are incurred. Advertising expenses were $366,740 and $1,389 for the years ended June 30, 2016 and 2015.

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

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to August 14 2014 are derivative liabilities. On August 28, 2015, the Company increased the number of authorized common shares from 100,000,000 to 250,000,000, which removed the derivative using the sequencing policy. The Company again used this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to May 10, 2016 until the note was converted on May 20, 2016 were derivative liabilities.

The Company values these convertible notes payable using the multinomial lattice method that values the derivative liability within the notes based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Loss Per Share
Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the years ended June 30, 2016 and 2015 of $105,603and $64,140, respectively.

Diluted earnings per Common Share is computed by dividing loss attributable to Common shareholders by the weighted-average number of Shares of Common Stock outstanding during the period increased to include the number of additional Shares of Common Stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible Preferred Stock, stock options, warrants, and convertible debt. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s Common Stock can result in a greater dilutive effect from potentially dilutive securities.

For the years ended June 30, 2016 and 2015, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 26,492,360 and 28,028,612 at June 30, 2016 and 2015, respectively.

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

ASC 740, Accounting for Uncertainty in Income Taxes, clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2012 to 2016 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Available For Securities
Our available for securities are considered Level 1. Realized gains and losses on these securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in other income (expense) – net, with the corresponding reduction to the carrying basis of the investment.

At the end of the second quarter of 2016, we concluded that the severity in the decline in market values of these assets had led to an other-than-temporary impairment, writing them down $1,770,000 in 2015, and recording the amount in Other Income (Expense). Our short-term investments are recorded at amortized cost, and the respective carrying amounts approximate fair values. Our available for securities maturing within one year are recorded in “Other current assets,” on the balance sheets.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $63,785,192, negative working capital of $5,094,154, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its ProMaster and AfterMaster businesses. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, (c) more widely commercializing the AfterMaster and ProMaster products, and (d) identifying and executing on additional revenue generating opportunities.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following as of June 30, 2016 and 2015:

	2016	2015
Furniture and Office Equipment	$47,497	$28,812
Office Equipment and Computers	314,706	233,564
Studios	255,665	185,824
Vehicles	60,524	60,524
Leasehold Improvements	47,940	21,072
Computer Software	56,232	56,232
Accumulated Depreciation	(488,007)	(416,074)
Property and Equipment, net	$294,557	$169,954

Depreciation expense for the years ended June 30, 2016 and 2015 was $71,932 and $58,092, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following on June 30, 2016 and June 30, 2015:

	2016	2015
Patterns and Molds	$18,916	$18,916
Website Costs	208,615	120,595
Video Backgrounds	16,172	16,172
Accumulated Amortization	(144,517)	(132,830)
Intangible Assets, Net	$99,186	$22,853

Amortization expense for the years ended June 30, 2016 and 2015 was $11,687 and $9,322, respectively.  The Company’s future estimated amortization for the above intangible assets are as follows:

Year	Amortization
2017	$23,448
2018	23,448
2019	22,091
2020	18,470
2021	11,728
Total	$99,186

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of June 30, 2016 and 2015, respectively:

	June 30,	June 30,
	2016	2015

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of June 30, 2016 and June 30, 2015.	$3,925,000	$3,925,000
Total convertible notes payable – related parties	3,925,000	3,925,000
Less current portion	3,925,000	3,925,000
Convertible notes payable – related parties, long-term	$-	$-

The notes were amended on February 15, 2016 to March 16, 2016. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of June 30, 2016, and 2015, respectively:
	June 30,	June 30,
	2016	2015
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 and $0 as of June 30, 2016 and June 30, 2015, respectively.	$15,000	$15,000
$50,000 face value, issued in August 2012, interest rate of 10%, matures in February 2013, net of unamortized discount of $0 and $0 as of June 30, 2016 and June 30, 2015, respectively.	50,000	50,000
$10,000 face value, issued in September 2012, interest rate of 10%, matures in March 2013, net of unamortized discount of $0 and $0 as of June 30, 2016 and June 30, 2015, respectively.	-	10,000
$50,000 face value of which $17,500 was paid, $9,600 was converted, and $22,900 was forgiven.	-	40,400

$30,000 face value of which $30,000 was forgiven.	-	30,000
$20,000 face value of which $20,000 was forgiven.	-	20,000
$30,000 face value of which $30,000 was converted.	-	30,000
$15,000 face value of which $15,000 was converted.	-	15,000
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 and $0 as of June 30, 2016 and June 30, 2015, respectively.	20,000	20,000
$20,000 face value of which $20,000 was converted.	-	20,000
$25,000 face value of which $25,000 was converted.	-	25,000
$10,000 face value of which $10,000 was converted.	-	10,000
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $0 and $0 as of June 30, 2016 and June 30, 2015, respectively.	7,000	7,000
$5,000 face value of which $5,000 was converted.	-	5,000
$100,000 face value of which $100,000 was converted.	-	100,000
$100,000 face value of which $100,000 was converted.	-	100,000
$40,000 face value of which $40,000 was converted.	-	40,000
$35,000 face value of which $35,000 was converted.	-	35,000
$100,000 face value, issued in October 2015, interest rate of 6%, matures February 2016.	100,000	-
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $100,000, matures May 2016, net unamortized discount of $0 of June 30, 2016.	600,000	-
$100,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $2,993 of June 30, 2016.	97,007	-
$15,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $462 of June 30, 2016.	14,538	-
$25,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $3,354 of June 30, 2016.	21,646	-
$10,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $1,382 of June 30, 2016.	8,618	-
$100,000 face value, issued in March 2016, interest rate of 10%, matures March 2017, net unamortized discount of $13,765 of June 30, 2016.	86,235	-
$10,000 face value, issued in March 2016, interest rate of 10%, matures March 2017, net unamortized discount of $326 of June 30, 2016.	9,674	-
Total convertible notes payable – non-related parties	1,029,718	572,400
Less current portion	1,029,718	572,400
Convertible notes payable – non-related parties, long-term	$-	$-

On October 27, 2015, the Company issued a convertible note to an unrelated individual for $100,000 that matures on February 27, 2016. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.50 per share. The note was amended on May 23, 2016 to extend the maturity date to July 23, 2016. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The note bears 0% interest and had an original issue discount (OID) of $115,000. This note is not convertible unless there is a default event, so no BCF was valued. As of June 30, 2016 the balance of unamortized OID was $0. The Company extended the maturity date by issuing additional $30,000 convertible notes on May 10, 2016 to July 10, 2016, July 10, 2016 to August 18, 2016 the company saying they are not derivatives until it becomes convertible on the original note, however the $30,000 addition for the extensions are to be considered derivatives.  St. George released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 10 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000 remain current and is not convertible until the borrower defaulted under the amendment agreements dated May 10, 2016, July 10, 2016, and August 18, 2016. Due to the almost immediate conversion 10 days between May 10, 2016 (extension date) and May 20, 2016 (conversion date) sequencing is required on other instruments. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40.The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the 10 day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation.

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

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of June 30, 2016 and 2015:

	June 30,	June 30,
	2016	2015

Various term notes with total face value of $610,000 issued from April 11 to January 2014, interest rates range from 0% to 15%, net of unamortized discount of $0 as of June 30, 2016 and June 30, 2015, respectively, of which $35,000 has been paid.	$575,000	$575,000
Face value of $50,000, issued in December 2014, matures in January 2015, note bears interest at 0%.	-	50,000
Total notes payable – related parties	575,000	625,000
Less current portion	575,000	625,000
Notes payable - related parties, long term	$-	$-

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of June 30, 2016 and 2015:

	2016	2015
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 6 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	2,185,000	2,404,664
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	2,709,044	$2,888,763

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the fiscal years ended June 30, 2016 the Company issued 1,669,000 shares of Series A-1 Preferred Stock for $1,382,390 in cash, net of $286,610 of issuance costs, respectively. The Company had two conversions of 100,000 shares of Series A-1 Preferred Stock for 200,000 shares of Common Stock, and issued 59,326 shares of Common Stock of payment of $26,769 in accrued dividends.

During the fiscal years ended June 30, 2015 the Company had three conversions of 80,000 shares of Series A-1 Preferred Stock for 160,000 shares of Common Stock, and issued 54,119 shares of Common Stock of payment of $18,988 in accrued dividends.

During the fiscal years ended June 30, 2016 and 2015, the outstanding Preferred Stock accumulated $105,603 and $64,410 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of June 30, 2016 were approximately $724,176.

NOTE 7 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 102,133,344 and 95,280,257 were issued outstanding as of June 30, 2016 and 2015, respectively. The Company amended its articles of incorporation on August 28, 2015 to increase the number of authorized shares to 250,000,000. The activity surrounding the issuances of the Common Stock is as follows:

Fiscal Year Ended June 30, 2016

The Company issued 2,667,919 shares of Common Stock for the conversion of notes and accrued interest valued at $446,757.

The Company also issued 200,000 shares of Common Stock for the conversion of 100,000 shares of Series A-1 Preferred Stock and issued 59,326 shares of Common Stock of payment of $26,769 in accrued dividends.

The Company also issued 886,098 shares of Common Stock for the conversion warrants valued at $175,914.

The Company also issued 26,000 shares of Common Stock as incentive to notes valued at $10,284 and recorded $22,375 in beneficial conversion features related to new issuances of debt.

The Company issued 496,137 shares of Common Stock as payment for services and rent valued at $225,413.

As share-based compensation to employees and non-employees, the Company issued 812,804 shares of common stock valued at $364,851, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 1,704,803 shares of common stock valued at $762,076 based on the market price on the date of issuance.

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

Stock Purchase Options

During the fiscal year ended June 30, 2016, the Company did not issue any stock purchase options.

During the fiscal year ended June 30, 2015, the Company did not issue any stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2016.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(55,000)	0.89	-	-	(49,150)
Outstanding as of June 30, 2016	25,000	$0.15	$0.24	2.00	$3,750

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2015

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	381,429	$0.55	$0.12	0.62	$209,643
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(301,429)	0.52	-	-	(156,743)
Outstanding as of June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900

Stock Purchase Warrants

During the fiscal year ended June 30, 2016, the Company issued warrants to purchase a total of 5172,000. The Company issued 100,000 warrants in conjunction to an employment agreement entered into in July 2015 and 1,244,000 warrants in conjunction with a consulting agreement entered into December 2015 to June 2016. The Company issued 75,000 warrants in conjunction with a promissory note executed in October 2015. The Company issued 50,000 warrants as part of a commission’s agreement, 175,000 warrants as part of four advisory agreements. The Company also issued 3,338,000 warrants as part of a private placement and 190,000 warrants as part a finder’s fee agreement. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	June 30, 2016	June 30, 2015
Expected volatility	106-114%	71-142%
Expected dividends	0%	0%
Expected term	2-5 Years	0.25-10 Years
Risk-free interest rate	0.71-1.01%	0.00-2.35%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2016.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2015	31,981,778	$0.43	$0.50	4.98	$13,585,289
Granted	5,172,000	0.45	0.33	3.52	2,316,000
Exercised	(813,360)	-	-	-	(630,364)
Cancelled/Expired	(1,175,868)	0.53	-	-	(2,513,817)
Outstanding as of June 30, 2016	35,034,550	$0.36	$0.45	4.31	$12,767,108

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2015.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2014	8,332,579	$0.76	$0.70	2.96	$6,370,432
Granted	26,464,499	0.24	0.25	5.56	9,821,607
Exercised	(750,000)	-	0.18	-	(160,000)
Cancelled/Expired	(2,065,000)	-	-	-	(2,446,750)
Outstanding as of June 30, 2015	31,981,778	$0.43	$0.50	4.98	$13,585,289

NOTE 9 – INCOME TAXES

The components of the income tax (benefit) provision are as follows:

As of
	June 30,	June 30,
	2016	2015
Current
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred
Federal	-	-
State	-	-
Total Deferred	-	-

Income tax provision	$-	$-

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	As of
	June 30,	June 30,
	2016	2015
Income tax benefit based on federal statutory rate	$(488,000)	$(3,187,000)
State income tax benefit, net of federal income tax	(487,000)	(516,000)
Change in deferred tax valuation allowance	975,000	3,703,000
Other, net	-	-
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of
	June 30,	June 30,
	2016	2015
Deferred tax assets:
Debt extinguishment	$-	$-
Impairment of fixed assets	-	-
Domestic net operating loss carryforwards	10,475,000	11,345,000
Total gross deferred tax assets	10,475,000	11,345,000

Less valuation allowance on deferred tax assets	(10,475,000)	(11,345,000)
Net deferred tax assets	-	-

Deferred tax liabilities:
Deferred costs	-	-

Total deferred tax liabilities	-	-
Net deferred taxes	$-	$-

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

As of June 30, 2016 and 2015, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $28 million and $24.7 million, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future year subject to limitations of Section 382 of the Internal Revenue Code for federal income and Arizona tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.  If not utilized, the federal and state net operating loss carry-forwards will begin expiring in 2016.

NOTE 10 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2016, and 2015. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $4,376,280 and $(1,545,181), and derivative expense of $0 and $524,518 during the fiscal years ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, the fair market value of the derivatives aggregated $0 and $12,814,941, respectively, using the following assumptions: estimated 10-0.10 year term, estimated volatility of 141.46 -70.62%, and a discount rate of 2.35-0.00%.

NOTE 11 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-
Securities available-for-sale	$63,600	$-	$-	$63,600

Liabilities measured at fair value on a recurring basis at June 30, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$12,814,914	$-	$12,814,914

Fair value is calculated using the multinomial lattice method.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.
Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $15,375 per month, and the total remaining obligations under these leases at June 30, 2016, were approximately $295,207

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260.  The lease expires on February 28, 2019.  The total lease expense for the facility is approximately $1,821 per month, and the total remaining obligations under these leases at June 30, 2016 were approximately $62,150

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260.  The lease expires on April 30, 2021.  The total lease expense for the facility is approximately $7,148 per month, and the total remaining obligations under these leases at June 30, 2016 were approximately $458,901

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2016	$130,493
2017	285,382
2018	208,117
2019	108,068
2020	94,547
2021	97,315
Total	$859,952

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2016 were approximately $724,176.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2015 and 2016.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event, so no BCF was valued. As of June 30, 2016 the balance of unamortized OID was $0. The Company extended the maturity date by issuing additional $30,000 convertible notes on May 10, 2016 to July 10, 2016, and August 18, 2016 the company saying they are not derivatives until it becomes convertible on the original note, however the $30,000 addition for the extensions are to be considered derivatives.  St. George released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 10 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000 remain current and is not convertible until the borrower defaulted under the amendment agreements dated May 10, 2016, July 10, 2016, and August 18, 2016. Due to the almost immediate conversion 10 days between May 10, 2016 (extension date) and May 20, 2016 (conversion date) sequencing is required on other instruments. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40.The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the 10 day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation.

On July 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on September 26, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 35,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period.

On August 08, 2016, the Company issued a convertible note to an unrelated individual for $30,000 that matures on October 08, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 21,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period.

On August 11, 2016, the Company issued a convertible note to an unrelated individual for $30,000 that matures on October 11, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 21,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period.

On August 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on August 26, 2017.  The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share.

On September 1, 2016, an unrelated individual converted a convertible note entered into on August 21, 2012, with a principal balance of $50,000 and $21,164 in accrued interest at a rate of $0.25 per share of the Company’s Common stock for 280,650 shares.

On September 27, 2016, the Company issued a convertible note to an unrelated individual for $1,000,000 that matures on December 22, 2016. The fund will be used for the manufacturing of the companies AfterMaster Pro TV box. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40, per share, as part of the note the company issued 100,000 shares of 144 restricted common stock for a value of $34,500.