Form 10-Q
period 2016-09-30
AFTERMASTER, INC.
filed 2016-11-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

☐ Yes    ☒ No

At November 14, 2016, the number of shares outstanding of Common Stock, $0.001 par value, was 104,342,979 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AFTERMASTER, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2016	2016
	(Unaudited)
ASSETS

Current Assets
Cash	$971,712	$394,325
Accounts receivable, net	15,995	11,389
Inventory	41,333	-
Available for sale securities	87,000	63,600
Prepaid expenses	453,935	1,078,819

Total Current Assets	1,569,975	1,548,133

Property and equipment, net	313,928	294,557

Intangible assets, net	115,629	99,186

Deposits	33,363	33,363
Prepaid expenses, net of current	15,920	18,217

Total Assets	$2,048,815	$1,993,456

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$349,415	$225,001
Accrued interest	69,411	77,335
Deferred revenue	754,571	740,200
Accrued consulting services - related party	27,864	28,561
Lease payable	-	984
Notes payable - related party	575,000	575,000
Notes payable	40,488	40,488
Convertible notes payable - related party	3,925,000	3,925,000
Convertible notes payable, net of discount of $47,413 and $22,282, respectively	2,111,411	1,029,718

Total Current Liabilities	7,853,160	6,642,287

Total Liabilities	7,853,160	6,642,287

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,615,000 and 2,185,000 shares issued and outstanding, respectively	2,615	2,185
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001; 103,892,588 and 102,133,344 shares issued
and outstanding, respectively	103,901	102,140
Additional paid In capital	60,025,286	58,997,912
Accumulated other comprehensive income	57,000	33,600
Accumulated Deficit	(65,993,671)	(63,785,192)

Total Stockholders' Deficit	(5,804,345)	(4,648,831)

Total Liabilities and Stockholders' Deficit	$2,048,815	$1,993,456

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	September 30,
	2016	2015

REVENUES
AfterMaster Revenues	54,486	19,780
Licensing Revenues	-	1,800,000
Total Revenues	54,486	1,819,780

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	162,095	93,134
Depreciation and Amortization Expense	40,539	17,018
Research and Development	66,995	26,785
Advertising and Promotion Expense	15,079	1,518
Legal and Professional Expense	24,266	126,734
Non-Cash Consulting Expense	871,971	879,545
General and Administrative Expenses	712,836	1,131,982

Total Costs and Expenses	1,893,781	2,276,716

Loss from Operations	(1,839,295)	(456,936)

Other Income (Expenses)
Interest Expense	369,073	(180,380)
Change in Fair Value of Derivative	(111)	4,374,585
Gain (Loss) on Extinguishment of Debt	-	95,447

Total Other Income (Expenses)	(369,184)	4,289,652

Income (Loss) Before Income Taxes	(2,208,479)	3,832,716
Income Tax Expense	-	-
NET INCOME (LOSS)	$(2,208,479)	$3,832,716

Preferred Stock Accretion and Dividends	(42,238)	(16,789)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,250,717)	$3,815,927

Basic Income (Loss) Per Share of Common Stock	$(0.02)	$0.04

Weighted Average Number of Shares Outstanding	102,516,086	95,491,549

Diluted Income (Loss) Per Share of Common Stock	$(0.02)	$0.03

Diluted Weighted Average Number of Shares Outstanding	102,516,086	119,351,785

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(2,250,717)	3,815,927
Unrealized gain (loss) on AFS Securities	23,400	(600,000)
COMPREHENSIVE INCOME (LOSS)	$(2,227,317)	$3,215,927

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2016	2015

OPERATING ACTIVITIES

Net Income (Loss)	$(2,208,479)	$3,832,716
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	40,539	17,018
Share-based compensation - Common Stock	106,014	128,061
Common stock issued for services and rent	3,838	140,917
Common stock issued for preferred dividends	-	11,981
Common stock issued to extend the maturity dates on debt	60,000	-
Amortization of debt discount and issuance costs	92,241	-
(Gain)/Loss on extinguishment of debt	-	(95,447)
Gain (loss) remeasurement of derivative	111	(4,374,585)
Licensing Revenue from the issuance of AFS Securities	-	(1,800,000)
Changes in Operating Assets and Liabilities:
Other receivables	(4,606)	3,500
Inventory	(41,333)	-
Other assets	745,431	789,364
Accounts payable and accrued expenses	124,414	221,489
Accrued interest	216,880	-
Deferred revenue	14,371	-
Accrued consulting services - related party	(697)	-

Net Cash Used in Operating Activities	(851,276)	(1,124,986)

INVESTING ACTIVITIES

Purchase of property and equipment	(53,353)	(15,395)
Purchase of intangible assets	(23,000)	-

Net Cash Used in Investing Activities	(76,353)	(15,395)

FINANCING ACTIVITIES

A-1 Preferred Stock issued for cash	346,000	14,090
Proceeds from convertible notes payable	1,160,000	-
Repayments of convertible notes payable	-	(17,500)
Lease Payable	(984)	(10,732)
Net Cash Provided by Financing Activities	1,505,016	(14,142)

NET INCREASE (DECREASE) IN CASH	577,387	(1,154,523)
CASH AT BEGINNING OF PERIOD	394,325	2,185,702

CASH AT END OF PERIOD	$971,712	$1,031,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$30,519	$
Conversion of notes and Interest into common stock	$334,804	$296,693
Conversion of preferred stock for common stock	$-	$50
Common stock and warrants issued for interest	$-	$527,000
Conversion of Derivative Liability	$56,791	$8,440,357
MTM on AFS securities	$23,400	$-
Common stock issued with convertible debt	$33,349	$-
Common stock issued for prepaid expenses	$118,250	$-
Derivative liability	$56,680	$-

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2016 and June 30, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements.  The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $65,993,671, negative working capital of $6,283,185, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2016 and June 30, 2016

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

The fair value of the Company’s notes payable at September 30, 2016 is approximately $6,651,899.  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

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

Using this sequencing policy, the Company used this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to July 5, 2016 until the note was converted on the same day were derivative liabilities. The Company again used this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to August 19, 2016 until the note was converted on August 22, 2016 were derivative liabilities.

The Company values these convertible notes payable using the multinomial lattice method that values the derivative liability within the notes based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Income Taxes
There is no income tax provision for the three months ended September 30, 2016 and 2015 due to net operating losses for which there is no benefit currently available.

At September 30, 2016, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2016 and June 30, 2016

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the three months ended September 30, 2016 and 2015 of $42,238 and $16,789, respectively.

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

For the three months ended September 30, 2016 and 2015, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 27,689,839 and 23,860,236 at September 30, 2016 and 2015, respectively.

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

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

On November 10, 2014, the Company received 600,000 shares of b Booth stock as part of an Asset License agreement with b Booth. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in b Booth stock, as follows:

	September 30, 2016
	Amortized	Gross unrealized	Gross unrealized	Gross realized	Gross realized	Fair
	cost	gains	losses	gains	losses	value
Equity securities	$63,600	$23,400	$-	$-	$-	$87,000

	June 30, 2016
	Amortized	Gross unrealized	Gross unrealized	Gross realized	Gross realized	Fair
	cost	gains	losses	gains	losses	value
Equity securities	$1,800,000	$15,600	$-	$-	$(1,752,000)	$63,600

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2016 and June 30, 2016
 NOTE 5 – NOTES PAYABLE - continued

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of September 30, 2016 and June 30, 2016, respectively:

	September 30,	June 30,
	2016	2016

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of September 30, 2016 and June 30, 2016.	$3,925,000	$3,925,000
Total convertible notes payable – related parties	3,925,000	3,925,000
Less current portion	3,925,000	3,925,000
Convertible notes payable – related parties, long-term	$-	$-

The notes were amended on February 15, 2016 to March 16, 2016. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of September 30, 2016 and June 30, 2016, respectively:

	September 30,	June 30,
	2016	2016
$15,000 face value, issued in October 2011, interest rate of 10%, matures in June 2012, net of unamortized discount of $0 as of September 30, 2016. and June 30, 2016, respectively.	$15,000	$15,000
$50,000 face value of which $50,000 was converted.	-	50,000
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 as of September 30, 2016 and June 30, 2016 respectively.	20,000	20,000
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $0 as of September 30, 2016 and June 30, 2016, respectively.	7,000	7,000
$100,000 face value, issued in October 2015, interest rate of 6%, matures February 2016.	100,000	100,000
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $100,000, matures May 2016, net unamortized discount of $0 of September 30, 2016 and June 30, 2016, respectively.	600,000	600,000
$100,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $1,311 and $2,993 of September 30, 2016 and June 30, 2016, respectively .	98,689	97,007
$15,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $196 and $462 of September 30, 2016 and June 30, 2016, respectively .	14,804	14,538
$25,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $328 and $3,354 of September 30, 2016 and June 30, 2016, respectively .	24,672	21,646
$10,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $401 and$1,382 of September 30, 2016 and June 30, 2016, respectively .	9,599	8,618
$100,000 face value, issued in March 2016, interest rate of 10%, matures March 2017, net unamortized discount of $12,483 and $13,765 of September 30, 2016 and June 30, 2016, respectively .	87,517	86,235

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2016 and June 30, 2016

NOTE 5 – NOTES PAYABLE - continued

$10,000 face value, issued in March 2016, interest rate of 10%, matures March 2017, net unamortized discount of $1,248 and $326 of September 30, 2016 and June 30, 2016, respectively .	8,752	9,674
$50,000 face value, issued in July 2016, interest rate of 0%, matures September 2016, net unamortized discount of $0 of September 30, 2016	50,000	-
$30,000 face value, issued in August 2016, interest rate of 0%, matures October 2016, net unamortized discount of $1,198 of September 30, 2016	28,802	-
$50,000 face value, issued in August 2016, interest rate of 0%, matures August 2017.	50,000	-
$30,000 face value, issued in August 2016, interest rate of 0%, matures October 2016, net unamortized discount of $1,238 of September 30, 2016.	28,762	-
$1,000,000 face value, issued in September 2016, interest rate of 10%, matures December 22, 2016, net unamortized discount of $32,186 of September 30, 2016.	967,814	-
Total convertible notes payable – non-related parties	2,111,411	1,029,718
Less current portion	2,111,411	1,029,718
Convertible notes payable – non-related parties, long-term	$-	$-

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

On September 27, 2016, the Company issued a convertible note to an unrelated individual for $1,000,000 that matures on December 22, 2016. The fund will be used for the manufacturing of the companies AfterMaster Pro TV box. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40, per share, as part of the note the company issued 100,000 shares of 144 restricted common stock for a value of $33,349.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of September 30, 2016 and June 30, 2016, respectively:

	September 30,	June 30,
	2016	2016

Various term notes with total face value of $610,000 issued from April 11 to January 2014, interest rates range from 0% to 15%, net of unamortized discount of $0 as of September 30, 2016. and June 30, 2016, respectively, of which $35,000 has been paid.	$575,000	$575,000
Total notes payable – related parties	575,000	575,000
Less current portion	575,000	575,000
Notes payable - related parties, long term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2016 and June 30, 2016

NOTE 5 – NOTES PAYABLE - continued

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of September 30, 2016 and June 30, 2016, respectively:

	September 30,	June 30,
	2016	2016
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 6 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	2,615,000	277,915
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	3,139,044	$762,014

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2016 and June 30, 2016

NOTE 6 – CONVERTIBLE PREFERRED STOCK - continued

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the three months ended September 30, 2016 the Company issued 430,000 shares of Series A-1 Preferred Stock for $346,000 in cash.

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

During the three months ended September 30, 2016 and 2015, the outstanding Preferred Stock accumulated $42,238 and $16,789 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of September 30, 2016 were approximately $734,781.

NOTE 7 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 103,892,588 and 102,133,344 were issued outstanding as of September 30, 2016 and June 30, 2016, respectively. The Company amended its articles of incorporation on August 28, 2015 to increase the number of authorized shares to 250,000,000. The activity surrounding the issuances of the Common Stock is as follows:

For the Three Months Ended September 30, 2016

The Company issued 552,733 shares of Common Stock for the conversion of notes and accrued interest valued at $130,022.

The Company also issued 100,000 shares of Common Stock as incentive to notes valued at $33,349 and recorded $30,519 in beneficial conversion features related to new issuances of debt.

The Company issued 309,965 shares of Common Stock as payment for services and rent valued at $122,136.

As share-based compensation to employees and non-employees, the Company issued 271,831 shares of common stock valued at $106,014, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 524,715 shares of common stock valued at $204,639 based on the market price on the date of issuance.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2016 and June 30, 2016

NOTE 7 – COMMON STOCK - continued

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

Stock Purchase Options

During the three months ended September 30, 2016 and fiscal year ended June 30, 2015, the Company did not issue any stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the three months ended September 30, 2016.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2016	35,034,550	$0.36	$0.45	4.31	$12,767,108
Granted	937,000	0.45	0.32	2.92	2,720,000
Exercised	-	-	-	-	-
Cancelled/Expired	(1,163,532)	0.30	-	-	(2,662,296)
Outstanding as of September 30, 2016	34,808,018	$0.37	$0.48	4.20	$12,824,812

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2016.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2015	31,981,778	$0.43	$0.50	4.98	$13,585,289
Granted	5,172,000	0.45	0.33	3.52	2,316,000
Exercised	(813,360)	-	-	-	(630,364)
Cancelled/Expired	(175,868)	0.53	-	-	(2,513,817)
Outstanding as of June 30, 2016	35,034,550	$0.36	$0.45	4.31	$12,767,108

Stock Purchase Warrants

During the three months ended September 30, 2016, the Company issued warrants to purchase a total of 937,000. The Company issued 77,000 warrants in conjunction with three promissory notes executed in July 2016 and August 2016. The Company also issued 860,000 warrants as part of a private placement. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2016 and June 30, 2016

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

During the fiscal year ended June 30, 2016, the Company issued warrants to purchase a total of 5,172,000. The Company issued 100,000 warrants in conjunction to an employment agreement entered into in July 2015 and 1,244,000 warrants in conjunction with a consulting agreement entered into December 2015 to June 2016. The Company issued 75,000 warrants in conjunction with a promissory note executed in October 2015. The Company issued 50,000 warrants as part of a commission’s agreement, 175,000 warrants as part of four advisory agreements. The Company also issued 3,338,000 warrants as part of a private placement and 190,000 warrants as part a finder’s fee agreement. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	September 30, 2016	June 30, 2016
Expected volatility	100-102%	106-114%
Expected dividends	0%	0%
Expected term	3 Years	2-5 Years
Risk-free interest rate	0.76-0.92%	0.71-1.01%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the nine months ended September 30, 2016.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2016	25,000	$0.15	$0.24	2.00	$3,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of September 30, 2016	25,000	$0.15	$0.24	1.75	$3,750

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

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2016 and 2015. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $(111) and $4,374,585, and derivative expense of $0 and $0 during the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and June 30, 2016, the fair market value of the derivatives aggregated $0 and $0, respectively, using the following assumptions: estimated 3-0 year term, estimated volatility of 104.34 -71.93%, and a discount rate of 0.88-0.24%.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2016 and June 30, 2016

NOTE 10 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-
Securities available-for-sale	$87,000	$-	$-	$87,000

Liabilities measured at fair value on a recurring basis at June 30, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-
Securities available-for-sale	$63,600	$-	$-	$63,600

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $15,375 per month, and the total remaining obligations under these leases at September 30, 2016, were approximately $226,769

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260.  The lease expires on February 28, 2019.  The total lease expense for the facility is approximately $1,821 per month, and the total remaining obligations under these leases at September 30, 2016 were approximately $56,685

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260.  The lease expires on April 30, 2021.  The total lease expense for the facility is approximately $7,148 per month, and the total remaining obligations under these leases at September 30, 2016 were approximately $437,455

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2016 and June 30, 2016

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

 Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2017	212,862
2018	208,117
2019	108,068
2020	94,547
2021	97,315
Total	$720,909
Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 2016 were approximately $734,781.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2015 and 2016.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On October 1, 2016, the Company issued 300,000 shares of common stock as payment for services as part of an advisory agreement valued at $117,000. As part of the agreement the Company also issued 300,000 warrants as payment for services. The warrants are have a term of two years, which vest immediately, exercisable at a price of $0.40 valued at $66,447

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event, so no BCF was valued. The Company extended the maturity date for the fourth time by issuing additional $30,000 convertible notes on October 3, 2016 to November 17, 2016 the company saying they are not derivatives until it becomes convertible on the original note, however the $30,000 addition for the extension is to be considered derivatives.  St. George released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 10 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000 remain current and is not convertible until the borrower defaulted under the amendment agreement dated October 3, 2016. Due to the immediate conversion into 150,391 shares of common stock on October 3, 2016 (extension and conversion date) sequencing is required on other instruments. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40.The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension and conversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation.

On October 27, 2016, the Company issued 25,000 shares of Series A-1 Preferred Stock for $25,000 in cash as part of a private placement. The Company also issued 50,000 warrants as part of a private placement valued at $10,692. The warrants were valued using the Black-Scholes pricing model.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General

Corporate Background

We are a Delaware public Company traded on the Over-The-Counter Bulletin Board (ticker symbol: AFTM). As of November 14, 2016, there were 104,342,979 shares of Common Stock issued and outstanding.  The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Business

Aftermaster, Inc. (“the Company") is an audio technology company located in Hollywood, California and Scottsdale, Arizona. The Company's wholly-owned subsidiaries include AfterMaster HD Audio Labs, Inc. and MyStudio, Inc.

The Company and its subsidiaries are engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies for professional and consumer use, including AfterMaster® audio, ProMaster™, Aftermaster Pro™ and MyStudio®. The Company also operates recording and mastering studios at its Hollywood facilities.

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
●
We began manufacturing our first AfterMaster branded consumer electronics product, "Aftermaster Pro", in October. Through Crowd-funding platforms, the company pre-sold thousands of Aftermaster Pro units to buyers in dozens of countries, with sales totaling over $750,000. A majority of the sales were at $150 per unit. www.aftermasterpro.com.
●
Our new micro-size, low power, high output DSP chip and software will allow the Company and partner ON Semiconductor to provide audio solutions for OEM consumer electronics manufacturers worldwide on a competitive basis. Several sales and licensing agreements are now pending for both the chips and software.
●
Our ProMaster on-line music mastering product is in the final stages of beta testing and will formally launch during the fourth calendar quarter of 2016. ProMaster will provide hundreds of millions of independent musicians around the world an easy way to access affordable professional music mastering to make their music competitive and radio ready.
●
The Company significantly expanded its professional music mastering services through an exclusive agreement with music distribution and publishing management giant, Tunecore, to provide professional mastering services to their customers. The Company is also opening a new high profile, world class recording studio in November which it expects to be an additional profit center for its studio complex in Hollywood.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

AfterMaster Audio Technology is an internally-developed, proprietary (patented and patents pending) mastering, remastering and audio processing technology which makes virtually any audio source sound significantly louder, fuller, deeper and clearer. Aftermaster technology has been recognized with several awards including three at the 2016 CES show in Las Vegas. AfterMaster is a groundbreaking technology which eliminates the weaknesses found in other audio enhancement and processing technologies while offering a much superior audio experience for consumer and industrial applications. We believe that our AfterMaster audio technology is one of the most significant breakthroughs in digital audio processing technology and has the potential to create significant revenues for the Company. The broad commercialization of this technology is a top priority for the Company.

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

Aftermaster Consumer Electronics Products

The Company designs, manufactures and markets unique consumer electronics hardware products branded as "AfterMaster" products. We recently began the manufacturing of our first consumer electronics product developed by the Company, "Aftermaster Pro".

AfterMaster Pro is the worlds first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. AfterMaster Pro is a proprietary, first-to-market product which has no direct competition. Smaller than an iPhone, Aftermaster Pro transforms the audio of a TV, smartphone, headphones, laptop, tablet, gaming unit, or virtually any audio-enabled device to sound clearer, fuller, deeper, and more exciting. AfterMaster Pro connects easily via HDMI or 3.5mm audio cables with virtually any media source (cable, satellite box, cell phone, computer, tablet, etc.). When used with a Television, Aftermaster Pro raises and clarifies dialogue in programming while significantly enhancing the quality of the overall audio content. This solves the longstanding issue with TV audio of having to continually adjust volume during a TV show to hear dialogue. When used portably with its built-in battery, Aftermaster transforms music and video to standards that we believe are superior to any portable audio enhancement device.

Through Crowd-funding platforms, the company pre-sold over 4,000 Aftermaster Pro's to buyers in dozens of countries, totaling over $750,000. A majority of the sales were at $150 per unit. www.aftermasterpro.com. The revenues from the Crowd-funding sales are currently recorded as deferred revenue and will be recognized as revenue when the units are shipped. The Company has issued a purchase order for 100,000 units with its main supplier and is shipping units as parts are available. The Company has negotiated several venues in which to market its Aftermaster Pro, including in-store, on-line and via infomercial.

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

ProMasterHD.com went live in a soft beta launch in the fourth quarter of 2015 to test functionality and generate feedback from users. The Company plans a high-profile worldwide marketing launch for ProMaster in the last calendar quarter of 2016.

Recording and Mastering Studios

Aftermaster operates 7 recording and mastering studios at it’s Hollywood California facilities. The Company engineers and masters music for both independent and high profile professional music and is currently mastering the music for the hit TV show "Empire".

The Company recently leased the former recording studio built by music legends Crosby, Stills and Nash in 1977 which is located next to its existing studios. The Company has completely renovated the studio and expects that it will be viewed as one of the best recording studios in the US when it opens in November.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Employees

As of September 30, 2016 we employed thirteen full-time and one part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $15,375 per month, and the total remaining obligations under these leases at September 30, 2016, were approximately $249,082

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260.  The lease expires on February 28, 2019.  The total lease expense for the facility is approximately $1,821 per month, and the total remaining obligations under these leases at September 30, 2016 were approximately $56,687

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260.  The lease expires on April 30, 2021.  The total lease expense for the facility is approximately $7,148 per month, and the total remaining obligations under these leases at September 30, 2016 were approximately $437,457.

RESULTS OF OPERATIONS

Revenues
	Three Months Ended
	September 30,
	2016	2015

AfterMaster Revenues	54,486	19,780
Licensing Revenues	-	1,800,000
Total Revenues	$54,486	$1,819,780

We currently generate revenue from our operations through two activities: AfterMaster revenues, and licensing revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the quarter ending September 30, 2016, increased to $54,486, as compared to $19,780 for the comparable quarter ending September 30, 2015, the increases were due primarily to an increase in the mastering and remastering of music and licensing by our customers.

Licensing revenues are generated by licensing certain technologies, intellectual property, and patents to third parties.  Our licensing revenues decreased to $0 during the quarter ending September 30, 2016, as compared to the $1,800,000 for the comparable quarter ending September 30, 2015, due primarily to a licensing contract with bBooth no longer being in place.

In the aggregate, total Company revenues decreased to $54,486 for the quarter ending September 30, 2016, as compared to total revenues of $1,819,780 for the quarter ending September 30, 2015, due to a decrease in licensing revenues.

Cost of Revenues

	Three Months Ended
	September 30,
	2016	2015
Cost of Revenues (excluding depreciation and amortization)	$162,095	$93,134

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cost of sales consists primarily of AfterMaster Studio Rent, Consultants, senior engineers, and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the three months ended September 30, 2016, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company hiring a new senior engineer and increase in studio rent for new state-of-the-art recording studio.

Other Operating Expenses

	Three Months Ended
	September 30,
	2016	2015
Depreciation and Amortization Expense	$40,539	$17,018
Research and Development	66,995	26,785
Advertising and Promotion Expense	15,079	1,518
Legal and Professional Expense	24,266	126,734
Non-Cash Consulting Expense	871,971	879,545
General and Administrative Expenses	712,836	1,131,982
Total	$1,731,686	$2,183,582

General and Administrative expenses consist primarily of compensation and related costs for our staff, finance, human resources, investor relations, public relations, information technology personnel and rent and facilities.  During the quarter ended September 30, 2016, General and Administrative expenses decreased by $419,146, as compared to the quarter ending September 30, 2015. The decrease is mostly due to the decrease consulting fees, public relations, and travel expenses.

During the quarter ending September 30, 2016, Research and Development costs increased by $40,210, Advertising and Promotion increased by $13,561, Legal and Professional fees decreased by $102,468 and consulting services decreased by $7,574, as compared to the quarter ending September 30, 2015. The increases in Research and Development, Advertising and Promotion, and consulting services are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. Legal and Professional fees decrease are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs.

Other Income and Expenses
	Three Months Ended
	September 30,
	2016	2015
Interest Expense	$(369,073)	$(180,380)
Change in Fair Value of Derivative	(111)	4,374,585
Gain (Loss) on Extinguishment of Debt	-	95,447
Total	$(369,184)	$4,289,652

The other income and expenses during the quarter ended September 30, 2016, totaling $(369,184) of net expenses, which consists of change in fair value of derivative. During the comparable period in 2015, other income and expenses totaled $4,289,652.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Income (Loss)
	Three Months Ended
	September 30,
	2016	2015
Net Income (Loss)	$(2,208,479)	$3,832,716

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $54,486 during the three months ended September 30, 2016 as compared to $1,819,780 in the comparable quarter of 2015. The Company has incurred losses since inception of $65,993,671. At September 30, 2016, the Company has negative working capital of $6,283,185, which was a decrease in working capital of $1,189,031 from June 30, 2016.

The Company had cash of $971,712 as of September 30, 2016, as compared to $394,325 as of June 30, 2016. The increase is a result of the company entering into seven (7) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $346,000 and five (5) convertible notes payable resulting in net proceeds of $1,160,000. This amount was partially offset by operational costs, purchases of assets, and payments of obligations from convertible notes, notes, and lease payables.

The Company had prepaid expense of $453,935 as of September 30, 2016, as compared to $1,078,819 as of June 30, 2016.  The decrease is due to the Company amortizing the prepaid expenses totaling $871,971 over the three months ended September 30, 2016, partially offset by the issuance of two consulting agreements entered into in the current year and retainer paid.

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

As of September 30, 2016, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2016, no matters were submitted to the shareholders for a vote.

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

AFTERMASTER, INC.

Date: November 14, 2016	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: November 14, 2016	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: November 14, 2016	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary