Form 10-Q
period 2016-12-31
AFTERMASTER, INC.
filed 2017-02-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

☐ Yes    ☒ No

At February 14, 2017, the number of shares outstanding of Common Stock, $0.001 par value, was 109,540,477 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AFTERMASTER, INC.
Consolidated Balance Sheets
	December 31,	June 30,
	2016	2016
	(Unaudited)
ASSETS

Current Assets
Cash	$224,120	$394,325
Accounts receivable, net	17,198	11,389
Inventory	330,077	-
Available for sale securities	48,000	63,600
Prepaid expenses	804,778	1,078,819

Total Current Assets	1,424,173	1,548,133

Property and equipment, net	318,994	294,557

Intangible assets, net	117,024	99,186

Deposits	33,363	33,363
Prepaid expenses, net of current	13,623	18,217

Total Assets	$1,907,177	$1,993,456

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$244,069	$225,001
Accrued interest	105,047	77,335
Deferred revenue	762,658	740,200
Accrued consulting services - related party	47,066	28,561
Lease payable	22,536	984
Notes payable - related party	580,000	575,000
Notes payable	40,488	40,488
Convertible notes payable - related party	3,925,000	3,925,000
Convertible notes payable, net of discount of $6,495 and $22,282, respectively	2,131,269	1,029,718

Total Current Liabilities	7,858,133	6,642,287

Total Liabilities	7,858,133	6,642,287

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,735,000 and 2,185,000 shares issued and outstanding, respectively	2,735	2,185
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001; 108,854,548 and 102,133,344 shares issued
and outstanding, respectively	108,861	102,140
Additional paid In capital	62,070,833	58,997,912
Accumulated other comprehensive income	18,000	33,600
Accumulated Deficit	(68,151,909)	(63,785,192)

Total Stockholders' Deficit	(5,950,956)	(4,648,831)

Total Liabilities and Stockholders' Deficit	$1,907,177	$1,993,456

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

REVENUES
AfterMaster Revenues	48,739	36,154	$103,225	$55,934
Licensing Revenues	-	-	-	1,800,000
Total Revenues	48,739	36,154	103,225	1,855,934

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	157,680	108,949	319,775	202,083
Depreciation and Amortization Expense	45,015	17,983	85,554	35,001
Research and Development	26,020	42,300	93,015	69,085
Advertising and Promotion Expense	2,565	142,867	17,644	144,385
Legal and Professional Expense	30,804	130,678	55,070	257,412
Non-Cash Consulting Expense	659,938	1,307,966	1,531,909	2,187,511
General and Administrative Expenses	915,206	980,387	1,628,042	2,112,369

Total Costs and Expenses	1,837,228	2,731,130	3,731,009	5,007,846

Loss from Operations	(1,788,489)	(2,694,976)	(3,627,784)	(3,151,912)

Other Expense
Interest Expense	(378,522)	(250,345)	(747,595)	(430,725)
Change in Fair Value of Derivative	(463)	-	(574)	4,374,585
Loss on Available for Sale Securities	-	(1,770,000)	-	(1,770,000)
Gain Loss on Extinguishment of Debt	9,236	47,897	9,236	143,344

Total Other Expense	(369,749)	(1,972,448)	(738,933)	2,317,204

Loss Before Income Taxes	(2,158,238)	(4,667,424)	(4,366,717)	(834,708)
Income Tax Expense	-	-	-	-
NET LOSS	$(2,158,238)	$(4,667,424)	$(4,366,717)	$(834,708)

Preferred Stock Accretion and Dividends	(45,620)	(16,789)	(87,858)	(19,427)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,203,858)	$(4,684,213)	$(4,454,575)	$(854,135)

Basic and diluted Loss Per Share of Common Stock	$(0.02)	$(0.05)	$(0.04)	$(0.01)

Weighted Average Number of Shares Outstanding	104,726,332	98,587,644	104,045,562	97,041,083

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(2,203,858)	(4,684,213)	(4,454,575)	(854,135)
Unrealized loss on AFS Securities	(39,000)	-	(15,600)	-
COMPREHENSIVE LOSS	$(2,242,858)	$(4,684,213)	$(4,470,175)	$(854,135)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2016	2015

OPERATING ACTIVITIES

Net Loss	$(4,366,717)	$(834,708)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	85,554	35,001
Share-based compensation - Common Stock	218,538	158,537
Share-based compensation - warrants and options	23,976	-
Share-based compensation - warrants	13,204	452,960
Common stock issued for services and rent	18,897	208,959
Common stock issued for preferred dividends	-	11,981
Common stock issued to extend the maturity dates on debt	120,000	-
Amortization of debt discount and issuance costs	152,513	22,527
Closing fees	-	15,000
(Gain)/Loss on extinguishment of debt	(9,236)	(143,344)
Gain (loss) remeasurement of derivative	574	(4,374,585)
Loss on Available for Sale Securities	-	1,770,000
Licensing Revenue from the issuance of AFS Securities	-	(1,800,000)
Changes in Operating Assets and Liabilities:
Accounts receivables	(5,809)	(3,515)
Inventory	(330,077)	-
Other assets	1,086,909	1,675,938
Accounts payable and accrued expenses	19,068	320,304
Accrued interest	437,950	(7,564)
Deferred revenue	22,458	301,805
Accrued consulting services - related party	18,505	1,891

Net Cash Used in Operating Activities	(2,493,693)	(2,188,813)

INVESTING ACTIVITIES

Purchase of property and equipment	(96,029)	(24,825)
Purchase of intangible assets	(31,800)	-

Net Cash Used in Investing Activities	(127,829)	(24,825)

FINANCING ACTIVITIES

Offering costs for Common shares sold	-	(104,910)
Common Stock issued for cash, conversion of options/warrants	906,224	-
A-1 Preferred Stock issued for cash	373,541	439,000
Proceeds from convertible notes payable - related party	17,500	-
Repayments of convertible notes payable - related party	(12,500)	-
Proceeds from convertible notes payable	1,160,000	585,000
Repayments of convertible notes payable	(15,000)	(17,500)
Lease Payable	21,552	(19,978)
Net Cash Provided by Financing Activities	2,451,317	881,612

NET CHANGE IN CASH	(170,205)	(1,332,026)
CASH AT BEGINNING OF PERIOD	394,325	2,185,702

CASH AT END OF PERIOD	$224,120	$853,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$30,519	$-
Conversion of notes and Interest into common stock	$580,238	$783,606
Conversion of preferred stock for common stock	$-	$50
Conversion of Derivative Liability	$73,432	$8,443,357
MTM on AFS securities	$15,600	$-
Common stock issued with convertible debt	$33,349	$-
Common stock issued for prepaid expenses	$808,274	$-
Derivative liability	$72,858	$-
Original Issue Discount	$-	$100,000
Finder's Fee	$-	$35,000

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2016 audited financial statements.  The results of operations for the periods ended December 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $68,151,909, negative working capital of $6,433,960, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Accounts Receivables
Accounts receivables are stated at amounts management expects to collect. An allowance for doubtful accounts is provided for uncollectible receivables based upon management's evaluation of outstanding accounts receivable at each reporting period considering historical experience and customer credit quality and delinquency status. Delinquency status is determined by contractual terms. Bad debts are written off against the allowance when identified.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value Instruments
Cash is the Company’s only financial asset or liability required to be recognized at fair value and is measured using quoted prices for active markets for identical assets (Level 1 fair value hierarchy).  The carrying amounts reported in the balance sheets for accounts receivable and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

The fair value of the Company’s notes payable at December 31, 2016 is approximately $6,676,757.  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

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

Income Taxes
There is no income tax provision for the six months ended December 31, 2016 and 2015 due to net operating losses for which there is no benefit currently available.

At December 31, 2016, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the three and six months ended December 31, 2016 and 2015 of $45,620 and $16,789 and $87,858 and $19,427, respectively.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

For the six months ended December 31, 2016 and 2015, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 26,336,572 and 13,658,151 at December 31, 2016 and 2015, respectively.

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

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

On November 10, 2014, the Company received 600,000 shares of b Booth stock as part of an Asset License agreement with b Booth. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in b Booth stock, as follows:

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value

Equity securities	$63,600	$-	$(15,600)	$-	$-	$48,000

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value
Equity securities	$1,800,000	33,600	$-	$-	$(1,770,000)	$63,600

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of December 31, 2016 and June 30, 2016, respectively:

Convertible Notes Payable – Related Parties
	December 31,	June 30,
	2016	2016

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of December 31, 2016 and June 30, 2016.	$3,925,000	$3,925,000
Total convertible notes payable – related parties	3,925,000	3,925,000
Less current portion	3,925,000	3,925,000
Convertible notes payable – related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

NOTE 5 – NOTES PAYABLE - continued

The notes were amended on February 15, 2016 to March 16, 2016. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of December 31, 2016 and June 30, 2016, respectively:

	December 31,	June 30,
	2016	2016
$15,000 face value, issued in October 2011, interest rate of 10% and a default rate of 15%, matures in June 2012, net of unamortized discount of $0 as of December 31, 2016 and June 30, 2016, respectively. The note is currently in default.	$15,000	$15,000
$50,000 face value of which $50,000 was converted.	-	50,000
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 as of December 31, 2016 and June 30, 2016, respectively. The note is currently in default.	20,000	20,000
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $0 as of December 31, 2016 and June 30, 2016, respectively. The note is currently in default.	7,000	7,000
$100,000 face value, issued in October 2015, interest rate of 6%, matures February 2017.	100,000	100,000
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $100,000, matures Jan 2017, net unamortized discount of $0 of December 31, 2016 and June 30, 2016, respectively.	600,000	600,000
$100,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $438 and $2,993 as of December 31, 2016 and June 30, 2016, respectively.	99,562	97,007
$15,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $65 and $462 as of December 31, 2016 and June 30, 2016, respectively.	14,935	14,538
$25,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $110 and $3,354 as of December 31, 2016 and June 30, 2016, respectively.	24,890	21,646
$10,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $147 and $1,382 as of December 31, 2016 and June 30, 2016, respectively.	9,853	8,618
$100,000 face value, issued in March 2016, interest rate of 10%, matures March 2017, net unamortized discount of $5,214 and $13,765 as of December 31, 2016 and June 30, 2016, respectively.	94,786	86,235
$10,000 face value, issued in March 2016, interest rate of 10%, matures March 2017, net unamortized discount of $521 and $462 and $326 as of December 31, 2016 and June 30, 2016, respectively.	9,479	9,674
$50,000 face value, issued in July 2016, interest rate of 0%, matures January 2017, a gain on extinguishment of debt was recorded totaling $5,418 net unamortized discount of $0 as of December 31, 2016.	44,582	-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

NOTE 5 – NOTES PAYABLE - continued

$30,000 face value, issued in August 2016, interest rate of 0%, matures January 2017, net unamortized discount of $0 as of December 31, 2016.	15,000	-
$50,000 face value, issued in August 2016, interest rate of 0%, matures August 2017.	50,000	-
$30,000 face value, issued in August 2016, interest rate of 0%, matures January 2017, a gain on extinguishment of debt was recorded totalling$3,818 net unamortized discount of $0 as of December 31, 2016. The note is currently in default.	26,182	-
$1,000,000 face value, issued in September 2016, interest rate of 10%, matures December 2016, net unamortized discount of $0 as of December 31, 2016.	1,000,000	-
Total convertible notes payable – non-related parties	2,131,269	1,029,718
Less current portion	2,131,269	1,029,718
Convertible notes payable – non-related parties, long-term	$-	$-

On October 27, 2015, the Company issued a convertible note to an unrelated individual for $100,000 that matures on February 27, 2016. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.50 per share. The note was amended on May 23, 2016 to extend the maturity date to July 23, 2016 and amended again on November 15, 2016 to extend the maturity date to January 31, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The note is currently in default.

On July 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on September 26, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 35,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period. The note was amended on November 21, 2016 to extend the maturity date to January 31, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did result in significant and consequential changes to the economic substance of the debt and thus resulted in a extinguishment of the debt and not modification of the debt resulting in a gain on extinguishment of debt of $5,418. The note is currently in default.

On August 08, 2016, the Company issued a convertible note to an unrelated individual for $30,000 that matures on October 08, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 21,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period. The note was amended on November 21, 2016 to extend the maturity date to January 31, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a extinguishment of the debt and not modification of the debt resulting in a gain on extinguishment of debt of $3,818. The note is currently in default.

On August 11, 2016, the Company issued a convertible note to an unrelated individual for $30,000 that matures on October 11, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 21,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period. The Company paid $15,000 of principal. The note was amended on November 15, 2016 to extend the maturity date to January 31, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

On September 27, 2016, the Company issued a convertible note to an unrelated individual for $1,000,000 that matures on December 22, 2016. The note was amended subsequently in February 2, 2017 to extend the maturity date to February 2, 2020. The fund will be used for the manufacturing of the companies AfterMaster Pro TV box. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40, per share, as part of the note the company issued 100,000 shares of 144 restricted common stock for a value of $33,349.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

NOTE 5 – NOTES PAYABLE - continued

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of December 31, 2016 and June 30, 2016, respectively:

	December 31,	June 30,
	2016	2016

Various term notes with total face value of $627,500, of which, $610,000 was issued from April 2011 to January 2014 with a maturity date of June 2015, and $17,500 issued in November 2016 payable on demand, interest rates range from 0% to 15%, net of unamortized discount of $0 as of December 31, 2016 and June 30, 2016, respectively, of which $47,500 has been paid. The notes issued from April 2011 to January 2014 are currently in default.	$580,000	$575,000
Total notes payable – related parties	580,000	575,000
Less current portion	580,000	575,000
Notes payable - related parties, long term	$-	$-

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of December 31, 2016 and June 30, 2016, respectively:

	December 31,	June 30,
	2016	2016
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 6 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	2,735,000	290,668
Series B Convertible Preferred	200,000	3,500	79,099
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	130,000
Series E Convertible Preferred	1,000,000	275,000	275,000
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	3,259,044	$774,767

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the six months ended December 31, 2016 the Company issued 550,000 shares of Series A-1 Preferred Stock for $550,000 in cash and paid $176,459 in cash offering costs.

During the fiscal years ended June 30, 2016 the Company issued 1,669,000 shares of Series A-1 Preferred Stock for $1,382,390 in cash, net of $286,610 of issuance costs, respectively. The Company had two conversions of 100,000 shares of Series A-1 Preferred Stock for 200,000 shares of Common Stock, and issued 59,326 shares of Common Stock of payment of $26,769 in accrued dividends.

During the six months ended December 31, 2016 and 2015, the outstanding Preferred Stock accumulated $45,620 and $16,789 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of December 31, 2016 were approximately $810,451.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

NOTE 7 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 108,854,548 and 102,133,344 were issued outstanding as of December 31, 2016 and June 30, 2016, respectively. The Company amended its articles of incorporation on August 28, 2015 to increase the number of authorized shares to 250,000,000. The activity surrounding the issuances of the Common Stock is as follows:

For the Six Months Ended December 31, 2016

The Company issued 848,755 shares of Common Stock for the conversion of notes and accrued interest valued at $190,164.

The Company also issued 100,000 shares of Common Stock as incentive to notes valued at $33,349 and recorded $30,519 in beneficial conversion features related to new issuances of debt.

The Company issued 1,149,860 shares of Common Stock as payment for services and rent valued at $451,130.

The Company issued 3,020,750 shares of Common Stock for the conversion warrants valued at $906,225.

As share-based compensation to employees and non-employees, the Company issued 575,951 shares of common stock valued at $218,538, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 1,025,888, shares of common stock valued at $390,073 based on the market price on the date of issuance.

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

Stock Purchase Options

During the six months ended December 31, 2016 and fiscal year ended June 30, 2016, the Company did not issue any stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the six months ended December 31, 2016.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2016	25,000	$0.15	$0.24	2.00	$3,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of December 31, 2016	25,000	$0.15	$0.24	1.50	$3,750

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2016.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(55,000)	0.89	-	-	(49,150)
Outstanding as of June 30, 2016	25,000	$0.15	$0.24	2.00	$3,750

Stock Purchase Warrants

During the six months ended December 31, 2016, the Company issued warrants to purchase a total of 2,639,000. The Company issued 77,000 warrants in conjunction with three promissory notes executed in July 2016 and August 2016. The Company also issued 1,100,000 warrants as part of a private placement. The Company modified and exercised 3,020,750 warrants and recorded $10,797 in prepaid expenses and $13,204 in interest expenses and received $906,225 in cash. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	December 31, 2016	June 30, 2016
Expected volatility	98-104%	106-114%
Expected dividends	0%	0%
Expected term	3 Years	2-5 Years
Risk-free interest rate	0.76-0.92%	0.71-1.01%

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the six months ended December 31, 2016.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2016	35,034,550	$0.36	$0.45	4.31	$12,767,108
Granted	2,639,000	0.43	0.34	2.02	706,433
Exercised	(3,020,750)	-	-	-	-
Cancelled/Expired	(1,695,199)	0.34	-	-	(1,698,921)
Outstanding as of December 31, 2016	32,957,601	$0.36	$0.62	4.15	$11,774,620

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

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2016 and 2015. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $(574) and $4,374,585, and derivative expense of $0 and $0 during the six months ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and June 30, 2016, the fair market value of the derivatives aggregated $0 and $0, respectively, using the following assumptions: estimated 3-0 year term, estimated volatility of 104.34 -71.93%, and a discount rate of 0.88-0.24%.

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

Liabilities measured at fair value on a recurring basis at December 31, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-
Securities available-for-sale	$48,000	$-	$-	$48,000

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

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

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $15,375 per month, and the total remaining obligations under these leases at December 31, 2016, were approximately $226,769

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260.  The lease expires on February 28, 2019.  The total lease expense for the facility is approximately $1,821 per month, and the total remaining obligations under these leases at December 31, 2016 were approximately $56,685

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260.  The lease expires on April 30, 2021.  The total lease expense for the facility is approximately $7,148 per month, and the total remaining obligations under these leases at December 31, 2016 were approximately $437,455

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2017	142,992
2018	208,117
2019	108,068
2020	94,547
2021	97,315
Total	$651,039

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 2016 were approximately $810,451.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2015 and 2016.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2016 and June 30, 2016

NOTE 13 - SUBSEQUENT EVENTS - continued

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event, so no BCF was valued. The Company extended the maturity date for the sixth time by issuing additional $30,000 convertible notes on January 1, 2017 to February 15, 2017 per the terms of the note there are no derivatives until it becomes convertible on the original note, however the $30,000 addition for the extension is to be considered derivatives.  The Lender released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 2 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000 remain current and is not convertible until the borrower defaulted under the amendment agreement dated January 1, 2017. Due to the conversion into 145,929 shares of common stock on January 1, 2017 (extension date) and January 3, 2017 (conversion date) sequencing is required on other instruments. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40.The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension and conversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation.

On February 2, 2017, the Company amended the convertible note dated September 27, 2016 for $1,000,000 to extend the maturity date to February 2, 2020 and issued 20,000 warrants valued at $31,822. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 3, 2017, the Company issued a convertible note to an unrelated company for $258,000 that matures on August 3, 2017. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 57.5% of the lowest price of the Company’s Common Stock during the thirty (30) trading days immediately prior to the conversion date. Additionally, the note contains a ratchet provision. he Company determined under ASC 815, that the embedded conversion feature (if offering of common stock is at no consideration or at a price that is lower than the effective conversion price on the date shares are offered for sale, then a ratchet down of effective exercise price to price per share offered for common stock would be used to determine additional shares to be issued). The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

In conjunction with the note, the Company issued to the holder 550,000 refundable shares of restricted Common Stock to be held in a treasury account and will be returned to the company if the note is paid on or before the due date. The value of the BCF recorded was $163,749 and the debt discount related to the attached relative fair value of the restricted Common Stock was $94,251, for a total debt discount of $258,000, and a derivative expense of $65,750.

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

General

Corporate Background

We are a Delaware public Company traded on the Over-The-Counter Bulletin Board (ticker symbol: AFTM). As of February 14, 2017, there were 109,540,477 shares of Common Stock issued and outstanding. The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

AfterMaster holds an unparalleled position in the audio technology industry and it is operated by a world-class team with successful track records and extensive experience in music and audio technology. The AfterMaster team has produced, engineered and mastered more hit music than any other audio company in the world. We believe that our expertise and technical skills have led us to develop audio technologies unmatched in the audio industry. www.aftermaster.com

Summary

The Company continued to record modest revenues for the quarter ending December 31, 2016. The Company had expected to recognize $762,688 in revenues (currently recorded as deferred revenue) in the quarter from sales it has generated through presales of its Aftermaster Pro devices. However, parts availability and manufacturing challenges delayed the commencement of commercial scale manufacturing during the quarter. This delay impacted not only the inclusion of the deferred revenue but also revenue expected from retailers during the quarter ending December 31, 2016.

In January of 2017, the Company engaged a new manufacturer who is now both actively fulfilling our presale commitments and ramping up production for our planned retail distribution through multiple retailers. The Company has issued an initial purchase order and a deposit for the electronic components and manufacturing of 100,000 circuit boards.

The Company recently completed an extensive renovation of a recording studio built by music legends Crosby, Stills and Nash in 1977, which is located next to its existing studios in Hollywood. The studio is now equipped with state-of-the-art recording and mixing equipment and will be used for both audio research and development as well as it will be offered for rental to musicians. The Company considers it to be one of the finest recording studios in the US and it is expected to begin generating revenue in the first quarter of 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
Icon Health and Fitness

On December 9, 2016, the Company entered into a Consulting and License Agreement with ICON Health & Fitness, Inc. (“ICON”), pursuant to which the Company would act as audio technology development consultant to develop an Aftermaster based sound module for use or integration with ICON’s exercise equipment and provide audio tuning services to provide improved sound quality for ICON’s audio enabled equipment, and pursuant to which ICON would pay the Company a per module fee and receive a license from the Company to use or sell the modules and use the software relating to each module.

ICON Health and Fitness, Inc. is the world’s largest manufacturer and marketer of home fitness equipment. ICON manufactures treadmills, elliptical trainers, stationary bicycles, weight machines and benches, and yoga and Pilates equipment. ICON has a wide range of brands, products and technologies, and sells home fitness and health club equipment under the following brands: NordicTrack®, ProForm®, Weider®, Gold's Gym® Home Fitness and FreeMotion®. Their fitness technology brand, including WiFi-enabled fitness equipment and fitness wearables, is iFit®.

Aftermaster Attends 2017 Consumer Electronics Show (CES) in Las Vegas

Aftermaster attended the 2017 CES show in Las Vegas in early January and showcased its technology both in an on-floor display booth and in a private hotel suite. The booth contained five listening stations to demonstrate Aftermaster technology for television, consumer electronics and video games. The Company also unveiled its new Aftermaster Pro, the world’s first personal audio remastering device, which it has recently started to manufacture.

During the 2016 CES show, the Company was awarded three “Innovation & Design” awards during the ShowStoppers product showcase. The Envisioneering international team of technologists, inventors, marketers and industrial designers recognized the Company for its innovation, design and revolutionary Aftermaster sound, AfterMaster TV and BelaSigna 300 AM Processor Chip. www.AfterMaster.com/news

Aftermaster Enters Into Agreement with TuneCore for Professional Music Mastering

In April of 2016, the Company announced a partnership with TuneCore, one of the world's largest independent digital music distribution and publishing administration service. Under the agreement, Aftermaster will serve as the new professional mastering service for TuneCore artists. TuneCore has one of the highest artist revenue-generating music catalogs in the world, earning TuneCore Artists $733 million from over 36.5 billion downloads and streams since inception. TuneCore Music Distribution services help artists, labels and managers sell their music through iTunes, Amazon Music, Spotify and other major download and streaming sites while retaining 100% of their sales revenue and rights for a low annual flat fee. TuneCore artists will have direct access to Aftermaster's world-class senior mastering engineers, and within 72 hours, they will be able to get their tracks mastered and ready for distribution. The new partnership builds upon TuneCore's mission to provide independent artists with key tools to build their careers, by granting access to unparalleled mastering that meets the industry's highest standards.

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

Aftermaster Consumer Electronics Products

The Company has assembled a world-class branding and design team who has designed of the first consumer electronics product developed by the Company, "Aftermaster Pro". AfterMaster Pro is the world’s first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. AfterMaster Pro is a proprietary, first-to-market product which has no direct competition.

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

The Company has pre-sold thousands of Aftermaster Pro's to buyers in over 60 countries, with revenues totaling over $750,000. A majority of the sales were at $150 per unit. www.aftermasterpro.com. The Company had expected to begin large volume manufacturing in December but was delayed by parts supply and manufacturing challenges. The challenges led the Company to internally manufacture small volume batches to begin to fulfil presale orders. The Company recently engaged a new manufacturer and is beginning to manufacture units in commercially significant numbers. The Company has multiple retail outlets lined up to carry the Aftermaster Pro beginning in the first quarter of 2017.

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

Since entering into the agreement, both the Company and ON have identified a large number of prospective customers that will be key targets for this new and unprecedented technology. The algorithm and chips allow consumer product manufacturers an opportunity to offer a significantly improved and differential audio experience in their products without having to significantly change hardware and form factor designs. Through the combined relationships of the Company and ON, we hope to generate significant revenues for both parties through the sale of the ON/AfterMaster chips and software licensing. The Company currently has several sales and licensing agreements pending which it expects to finalize during of the year.

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

ProMaster on-line music mastering product is in the final stages of beta testing of its newly designed website and will be aggressively marketing during 2017.

Recording and Mastering Studios

Aftermaster operates 6 recording and mastering studios at its Hollywood California facility. The Company’s engineers mix and master music for both independent and high profile artists and is currently mastering the music for the hit TV show "Empire".

The Company recently took over the former recording studio built by music legends Crosby, Stills and Nash in 1977, which is located next to its existing studios. The Company recently completely renovated the studio and installed state-of-the-art equipment. The Company considers the new studio to be one of the finest recording studios in the US and expects it to begin generating revenues in the first quarter of 2017.

Intellectual Property and Licensing

The Company has been awarded six patents and six trademarks with numerous others pending. The Company has an aggressive intellectual property strategy to protect the AfterMaster and the related technologies it has developed. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties, and we rigorously control access to proprietary technology. During the year, the Company engaged Mr. Morgan Chu of Irell and Manella, to represent its intellectual property interests along with IP attorneys Farjami & Farjami LLP, and, Arnold Weintraub, of the Weintraub Group. Mr. Weintraub serves on the Board of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
Employees

As of December 31, 2016, we employed thirteen full-time and one part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $15,375 per month, and the total remaining obligations under these leases at December 31, 2016, were approximately $202,957

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260.  The lease expires on February 28, 2019.  The total lease expense for the facility is approximately $1,821 per month, and the total remaining obligations under these leases at December 31, 2016 were approximately $51,224

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260.  The lease expires on April 30, 2021.  The total lease expense for the facility is approximately $7,148 per month, and the total remaining obligations under these leases at December 31, 2016 were approximately $416,013.

RESULTS OF OPERATIONS

Revenues
	Three Months Ended
	December 31,
	2016	2015
AfterMaster Revenues	$48,739	$36,154
Total Revenues	$48,739	$36,154

Revenues
	Six Months Ended
	December 31,
	2016	2015
AfterMaster Revenues	$103,225	$55,934
Licensing Revenues	-	1,800,000
Total Revenues	$103,225	$1,855,934

We currently generate revenue from our operations through two activities: AfterMaster revenues, and licensing revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the quarter ending December 31, 2016, increased to $103,225, as compared to $55,934 for the comparable quarter ending December 31, 2015, the increases were due primarily to an increase in the mastering and remastering of music and licensing by our customers.

Licensing revenues are generated by licensing certain technologies, intellectual property, and patents to third parties.  Our licensing revenues decreased to $0 during the quarter ending December 31, 2016, as compared to the $1,800,000 for the comparable quarter ending December 31, 2015, due primarily to a licensing contract with bBooth no longer being in place.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
In the aggregate, total Company revenues decreased to $103,225 for the quarter ending December 31, 2016, as compared to total revenues of $1,855,934 for the quarter ending December 31, 2015, due to a decrease in licensing revenues.

Cost of Revenues
	Three Months Ended
	December 31,
	2016	2015
Cost of Revenues (excluding depreciation and amortization)	$157,680	$108,949

Cost of Revenues

	Six Months Ended
	December 31,
	2016	2015
Cost of Revenues (excluding depreciation and amortization)	$319,775	$202,083

Cost of sales consists primarily of AfterMaster Studio Rent, Consultants, senior engineers, and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the six months ended December 31, 2016, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company hiring a new senior engineer and increase in studio rent for new state-of-the-art recording studio.

Other Operating Expenses
	Three Months Ended
	December 31,
	2016	2015
Depreciation and Amortization Expense	$45,015	$17,983
Research and Development	26,020	42,300
Advertising and Promotion Expense	2,565	142,867
Legal and Professional Expense	30,804	130,678
Non-Cash Consulting Expense	659,938	1,307,966
General and Administrative Expenses	915,206	980,387
Total	$1,679,548	2,622,181

Other Operating Expenses

	Six Months Ended
	December 31,
	2016	2015
Depreciation and Amortization Expense	$85,554	$35,001
Research and Development	93,015	69,085
Advertising and Promotion Expense	17,644	144.385
Legal and Professional Expense	55,070	257,412
Non-Cash Consulting Expense	1,531,909	2,187,511
General and Administrative Expenses	1,628,042	2,112,369
Total	$3,411,234	$4,805,763

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, Public relations and information technology personnel; advertising and promotion expenses; rent and facilities; and expenses related to the issuance of stock compensation.

During the three months ending December 31, 2016, Research and Development costs decreased by $16,280, Advertising and Promotion decreased by $140,302, Legal and Professional fees decreased by $99,874 and consulting services decreased by $648,028, as compared to the three months ending December 31, 2015. The decreases in Research and Development, Advertising and Promotion, and consulting services are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. Legal and Professional fees decrease are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs.

During the six months ending December 31, 2016, Research and Development costs increased by $23,930, Advertising and Promotion decreased by $126,741, Legal and Professional fees decreased by $202,342 and consulting services decreased by $655,602, as compared to the six months ending December 31, 2015. The increases in Research and Development, and decreases in Advertising and Promotion, and consulting services are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. Legal and Professional fees decrease are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs.

Other Income and Expenses
	Three Months Ended
	December 31,
	2016	2015
Interest Expense	$(378,522)	$(250,345)
Change in Fair Value of Derivative	(463)	-
Loss on Available for Sale Securities	-	(1,770,000)
Gain on Extinguishment of Debt	9,236	47,897
Total	$(369,749)	$(1,972,448)

Other Income and Expenses
	Six Months Ended
	December 31,
	2016	2015
Interest Expense	$(747,595)	$(430,725)
Change in Fair Value of Derivative	(574)	4,374,585
Loss on Available for Sale Securities		(1,770,000)
Gain on Extinguishment of Debt	9,236	143,344
Total	$(738,933)	$2,317,204

The other income and expenses during the quarter ended December 31, 2016, totaling $(738,933) of net expenses, which consists of change in fair value of derivative and interest. During the comparable period in 2015, other income and expenses totaled $2,317,204.

Net Loss
	Three Months Ended
	December 31,
	2016	2015
Net Loss	$(2,158,238)	$(4,667,424)

Net Loss
	Six Months Ended
	December 31,
	2016	2015
Net Loss	$(4,366,717)	$(834,708)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $103,225 during the six months ended December 31, 2016 as compared to $1,855,934 in the comparable quarter of 2015.  The Company has incurred losses since inception of $68,151,909.  At December 31, 2016, the Company has negative working capital of $6,433,960, which was a decrease in working capital of $1,339,806 from June 30, 2016.

The Company had cash of $224,120 as of December 31, 2016, as compared to $394,325 as of June 30, 2016.  The company entering into eleven (11) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $373,588 to the Company compared to six (6) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $439,000 to the Company from the prior period. This amount was partially offset by operational costs, purchases of assets, and payments of obligations from convertible notes, notes, and lease payables.

The Company had prepaid expense of $818,401 as of December 31, 2016, as compared to $1,097,036 as of June 30, 2016.  The decrease is due to the Company amortizing the prepaid expenses totaling $1,531,909 over the six months ended December 31, 2016, partially offset by the issuance of nine consulting agreements entered into in the current year.

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

As of December 31, 2016, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2016, and June 30, 2016, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2016 and June 30, 2015, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2016 and June 30, 2016 were not effective, based on COSO’s framework.

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

Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2017.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge. There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six months ended December 31, 2016, no matters were submitted to the shareholders for a vote.

ITEM 5. OTHER INFORMATION

Subsequent Events

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event, so no BCF was valued. The Company extended the maturity date for the sixth time by issuing additional $30,000 convertible notes on January 1, 2017 to February 15, 2017 per the terms of the note there is not derivatives until it becomes convertible on the original note, however the $30,000 addition for the extension is to be considered derivatives. The Lender released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 2 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000 remain current and is not convertible until the borrower defaulted under the amendment agreement dated January 1, 2017. Due to the conversion into 145,929 shares of common stock on January 1, 2017 (extension date) and January 3, 2017 (conversion date) sequencing is required on other instruments. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension and conversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation.

On February 2, 2017, the Company amended the convertible note dated September 27, 2016 for $1,000,000 to extend the maturity date to February 2, 2020 and issued 20,000 warrants valued at $31,822. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 3, 2017, the Company issued a convertible note to an unrelated company for $258,000 that matures on August 3, 2017. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 57.5% of the lowest price of the Company’s Common Stock during the thirty (30) trading days immediately prior to the conversion date. Additionally, the note contains a ratchet provision. he Company determined under ASC 815, that the embedded conversion feature (if offering of common stock is at no consideration or at a price that is lower than the effective conversion price on the date shares are offered for sale, then a ratchet down of effective exercise price to price per share offered for common stock would be used to determine additional shares to be issued). The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

In conjunction with the note, the Company issued 550,000 refundable shares of restricted Common Stock that will be held in a treasury account and will be returned to the company if the note is paid in full on or before the due date. The value of the BCF recorded was $163,749 and the debt discount related to the attached relative fair value of the restricted Common Stock was $94,251, for a total debt discount of $258,000, and a derivative expense of $65,750.

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

AFTERMASTER, INC.

Date: February 14, 2017	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: February 14, 2017	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: February 14, 2017	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary