Form 10-Q
period 2017-03-31
AFTERMASTER, INC.
filed 2017-05-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

☐ Yes    ☒ No

At May 15, 2017, the number of shares outstanding of Common Stock, $0.001 par value, was 114,472,101 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AFTERMASTER, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash	$169,454	$394,325
Accounts receivable	118,300	11,389
Inventory	506,566	-
Available for sale securities	63,000	63,600
Prepaid expenses	753,024	1,078,819

Total Current Assets	1,610,344	1,548,133

Property and equipment, net	308,216	294,557

Intangible assets, net	109,674	99,186

Deposits	33,363	33,363
Prepaid expenses, net of current	11,376	18,217

Total Assets	$2,072,973	$1,993,456

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$500,653	$225,001
Accrued interest	150,132	77,335
Deferred revenue	662,398	740,200
Accrued consulting services - related party	47,930	28,561
Lease payable	13,897	984
Derivative Liability	1,539,737	-
Notes payable - related party	580,000	575,000
Notes payable	40,488	40,488
Convertible notes payable - related party	3,925,000	3,925,000
Convertible notes payable, net of discount of $546,429 and $22,282, respectively	2,052,335	1,029,718

Total Current Liabilities	9,512,570	6,642,287

Total Liabilities	9,512,570	6,642,287

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,685,000 and 2,185,000 shares issued and outstanding, respectively	2,685	2,185
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001; 113,531,151 and 102,133,344 shares issued
and outstanding, respectively	113,537	102,140
Additional paid In capital	62,911,907	58,997,912
Stock Subscription Receivable	(80,000)	-
Accumulated other comprehensive income	33,000	33,600
Accumulated Deficit	(70,421,250)	(63,785,192)

Total Stockholders' Deficit	(7,439,597)	(4,648,831)

Total Liabilities and Stockholders' Deficit	$2,072,973	$1,993,456

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

REVENUES
AfterMaster Revenues	266,621	19,320	$369,844	$75,254
Licensing Revenues	-	-	-	1,800,000
Total Revenues	266,621	19,320	369,844	1,875,254

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	243,628	115,345	563,403	317,428
Depreciation and Amortization Expense	46,322	18,927	131,876	53,928
Research and Development	45,972	177,315	138,987	331,681
Advertising and Promotion Expense	24,865	125,597	42,509	269,982
Legal and Professional Expense	61,360	85,390	116,430	342,803
Non-Cash Consulting Expense	427,499	886,874	1,959,408	3,074,385
General and Administrative Expenses	653,160	841,976	2,281,202	2,869,063

Total Costs and Expenses	1,502,806	2,251,424	5,233,815	7,259,270

Loss from Operations	(1,236,185)	(2,232,104)	(4,863,971)	(5,384,016)

Other Income (Expense)
Interest Expense	(401,829)	(275,449)	(1,149,424)	(706,174)
Derivative Expense	(197,200)	-	(197,200)	-
Change in Fair Value of Derivative	(434,125)	-	(434,699)	4,374,585
Loss on Available for Sale Securities	-	-	-	(1,770,000)
Gain Loss on Extinguishment of Debt	-	-	9,236	143,344

Total Other Income (Expense)	(1,033,154)	(275,449)	(1,772,087)	2,041,755

Loss Before Income Taxes	(2,269,339)	(2,507,553)	(6,636,058)	(3,342,261)
Income Tax Expense	-	-	-	-
NET LOSS	$(2,269,339)	$(2,507,553)	$(6,636,058)	$(3,342,261)

Preferred Stock Accretion and Dividends	(41,999)	(27,565)	(129,855)	(67,712)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,311,338)	$(2,535,118)	$(6,765,913)	$(3,409,973)

Basic and diluted Loss Per Share of Common Stock	$(0.02)	$(0.03)	$(0.06)	$(0.03)

Weighted Average Number of Shares Outstanding	109,468,240	99,896,132	106,238,848	97,988,045

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(2,311,338)	(2,535,118)	(6,765,913)	(3,409,973)
Unrealized loss on AFS Securities	15,000	18,000	(600)	18,000
COMPREHENSIVE LOSS	$(2,296,338)	$(2,517,118)	$(6,766,513)	$(3,391,973)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2017	2016

OPERATING ACTIVITIES

Net Loss	$(6,636,058)	$(3,342,261)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	131,876	53,928
Share-based compensation - Common Stock	328,128	277,012
Share-based compensation - warrants and options	27,607	-
Share-based compensation - warrants	-	525,803
Common stock issued for services and rent	25,383	225,413
Common stock issued for preferred dividends	-	11,981
Common stock issued to extend the maturity dates on debt	184,105	-
Common stock issued as incentive with Convertible debt	127,500	-
Amortization of debt discount and issuance costs	170,168	75,416
Closing fees	-	15,000
(Gain)/Loss on extinguishment of debt	(9,236)	(143,344)
Derivative expense	197,200	-
Gain (loss) remeasurement of derivative	434,699	(4,374,585)
Loss on Available for Sale Securities	-	1,770,000
Licensing Revenue from the issuance of AFS Securities	-	(1,800,000)
Changes in Operating Assets and Liabilities:
Accounts receivables	(106,911)	(4,465)
Inventory	(506,566)	-
Other assets	1,530,910	2,504,823
Accounts payable and accrued expenses	275,651	586,082
Accrued interest	690,844	8,456
Deferred revenue	(77,802)	428,066
Accrued consulting services - related party	19,369	(82,267)

Net Cash Used in Operating Activities	(3,193,133)	(3,264,942)

INVESTING ACTIVITIES

Purchase of property and equipment	(124,223)	(63,420)
Purchase of intangible assets	(31,800)	-

Net Cash Used in Investing Activities	(156,023)	(63,420)

FINANCING ACTIVITIES

Common Stock issued for cash	359,000	-
Common Stock issued for conversion of options/warrants	906,224	155,915
A-1 Preferred Stock issued for cash	353,148	734,089
Proceeds from convertible notes payable - related party	17,500	-
Repayments of convertible notes payable - related party	(12,500)	-
Proceeds from convertible notes payable	1,703,000	845,000
Repayments of convertible notes payable	(215,000)	(17,500)
Lease Payable	12,913	(27,710)
Net Cash Provided by Financing Activities	3,124,285	1,689,794

NET CHANGE IN CASH	(224,871)	(1,638,568)
CASH AT BEGINNING OF PERIOD	394,325	2,185,702

CASH AT END OF PERIOD	$169,454	$547,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$30,519	$23,236
Conversion of notes and Interest into common stock	$220,164	$990,147
Conversion of preferred stock for common stock	$105	$50
Conversion of Derivative Liability	$95,492	$8,440,357
MTM on AFS securities	$600	$(18,000)
Common stock issued with convertible debt	$33,349	$10,284
Common stock issued for prepaid expenses	$822,233	$-
Original Issue Discount	$88,000	$100,000
Conversion of accrued interest into common stock	$597,882	$-
Warrants issued for prepaid expenses	$376,041	$-

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2016 audited financial statements.  The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $70,421,250, negative working capital of $7,902,226, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

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

The fair value of the Company’s notes payable at March 31, 2017 is approximately $6,597,823.  Market prices are not available for the Company’s loans due to related parties or its other notes payable, nor are market prices of similar loans available.  The Company determined that the fair value of the notes payable based on its amortized cost basis due to the short term nature and current borrowing terms available to the Company for these instruments.

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

Income Taxes

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

There is no income tax provision for the nine months ended March 31, 2017 and 2016 due to net operating losses for which there is no benefit currently available.

At March 31, 2017, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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

Loss Per Share
Basic earnings (loss) per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the three and nine months ended March 31, 2017 and 2016 of $41,999 and $129,855 and $27,565 and $67,712, respectively.

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

For the nine months ended March 31, 2017 and 2016, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 30,383,665 and 24,274,055 at March 31, 2017 and 2016, respectively.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE - continued

	March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value

Equity securities	$63,600	$-	$(600)	$-	$-	$63,000

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value
Equity securities	$1,800,000	33,600	$-	$-	$(1,770,000)	$63,600

NOTE 5 – INVENTORIES

Inventories are stated at the first in first out and consisted of the following:

	March 31, 2107	June 30, 2016

Components	$506,566	$-
Finished Goods	-	-
Allowance / Reserve	-	-
Totals	$506.566	$-

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of March 31, 2017 and June 30, 2016, respectively:

Convertible Notes Payable – Related Parties
	March 31,	June 30,
	2017	2016

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of March 31, 2017 and June 30, 2016.	$3,925,000	$3,925,000
Total convertible notes payable – related parties	3,925,000	3,925,000
Less current portion	3,925,000	3,925,000
Convertible notes payable – related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 6 – NOTES PAYABLE - continued

The notes were amended on February 15, 2016 to March 16, 2016. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of March 31, 2017 and June 30, 2016, respectively:

	March 31,	June 30,
	2017	2016
$15,000 face value, issued in October 2011, interest rate of 10% and a default rate of 15%, matures in June 2012, net of unamortized discount of $0 as of March 31, 2017 and June 30, 2016, respectively. The note is currently in default.	$15,000	$15,000
$50,000 face value of which $50,000 was converted.	-	50,000
$20,000 face value, issued in June 2014, interest rate of 6%, matures December 2014, net unamortized discount of $0 as of March 31, 2017 and June 30, 2016, respectively. The note is currently in default.	20,000	20,000
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2014, net unamortized discount of $0 as of March 31, 2017 and June 30, 2016, respectively. The note is currently in default.	7,000	7,000
$100,000 face value, issued in October 2015, interest rate of 6%, matures February 2017.	100,000	100,000
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $130,000, matures May 2017, net unamortized discount of $15,882 and $0 of March 31, 2017 and June 30, 2016, respectively.	414,118	600,000
$100,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $0 and $2,993 as of March 31, 2017 and June 30, 2016, respectively.	100,000	97,007
$15,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $0 and $462 as of March 31, 2017 and June 30, 2016, respectively.	15,000	14,538
$25,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $0 and $3,354 as of March 31, 2017 and June 30, 2016, respectively.	25,000	21,646
$10,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $0 and $1,382 as of March 31, 2017 and June 30, 2016, respectively.	10,000	8,618
$100,000 face value, issued in March 2016, interest rate of 10%, matures March 2017, net unamortized discount of $0 and $13,765 as of March 31, 2017 and June 30, 2016, respectively.	100,000	86,235
$10,000 face value, issued in March 2016, interest rate of 10%, matures March 2017, net unamortized discount of $0 and $462 and $326 as of March 31, 2017 and June 30, 2016, respectively.	10,000	9,674
$50,000 face value, issued in July 2016, interest rate of 0%, matures January 2017, a gain on extinguishment of debt was recorded totaling $5,418 net unamortized discount of $0 as of March 31, 2017.	50,000	-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 6 – NOTES PAYABLE - continued

$30,000 face value, issued in August 2016, interest rate of 0%, matures January 2017, net unamortized discount of $0 as of March 31, 2017.	15,000	-
$50,000 face value, issued in August 2016, interest rate of 0%, matures August 2017, a gain on extinguishment of debt was recorded totaling $5,418 as of March 31, 2017.	44,582	-
$30,000 face value, issued in August 2016, interest rate of 0%, matures January 2017, a gain on extinguishment of debt was recorded totalling$3,818 net unamortized discount of $0 as of March 31, 2017. The note is currently in default.	26,182	-
$1,000,000 face value, issued in September 2016, interest rate of 10%, matures December 2016, net unamortized discount of $0 as of March 31, 2017.	1,000,000	-
$149,000 face value, issued in February 2017, interest rate of 10%, matures September 23, 2017, net amortized discount of $123,698 as of March 31, 2017.	25,302	-
$224,000 face value, issued in February 2017, interest rate of 10%, matures November 23, 2017, net amortized discount of $194,462 as of March 31, 2017.	29,538	-
$258,000 face value, issued in February 2017, interest rate of 12%, matures August 3, 2017, net amortized discount of $212,387 as of March 31, 2017.	45,613	-
Total convertible notes payable – non-related parties	2,052,335	1,029,718
Less current portion	2,052,335	1,029,718
Convertible notes payable – non-related parties, long-term	$-	$-

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

On August 8, 2016, the Company issued a convertible note to an related individual for $30,000 that matures on October 8, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 21,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period. The note was amended on November 21, 2016 to extend the maturity date to January 31, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a extinguishment of the debt and not modification of the debt resulting in a gain on extinguishment of debt of $3,818. The note is currently in default.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 6 – NOTES PAYABLE - continued

On August 11, 2016, the Company issued a convertible note to an related individual for $30,000 that matures on October 11, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 21,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period. The Company paid $15,000 of principal. The note was amended on November 15, 2016 to extend the maturity date to January 31, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The note is currently in default.

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

On September 27, 2016, the Company issued a convertible note to an unrelated individual for $1,000,000 that matures on December 22, 2016. The note was amended subsequently in February 2, 2017 to extend the maturity date to June 30, 2017. The fund will be used for the manufacturing of the companies AfterMaster Pro TV box. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40, per share, as part of the note the company issued 100,000 shares of 144 restricted common stock for a value of $33,349.

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The company paid $200,000 in principle balance leaving a remain balance of $430,000 including the extension fees  and is not convertible unless the borrower defaults under the amendment agreement dated January 1, 2017. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event, so no BCF was valued. The Company extended the maturity date for the sixth time by issuing additional $30,000 convertible notes on January 1, 2017 to February 15, 2017 and per the terms of the note there are no derivatives until it becomes convertible on the original note, however the $30,000 addition for the extension is to be considered derivatives. The Lender released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 2 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000. Due to the conversion into 145,929 shares of common stock on January 1, 2017 (extension date) and January 3, 2017 (conversion date) sequencing is required on other instruments. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40.The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension and conversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation. The Company extended the maturity date for the seventh time by increasing the principal balance by $30,000 on February 27, 2017 to May 6, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 2, 2017, the Company amended the convertible note dated September 27, 2016 for $1,000,000 to extend the maturity date to June 30, 2017 and issued 200,000 warrants valued at $31,780. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 6 – NOTES PAYABLE - continued

On February 3, 2017, the Company issued a convertible note to an unrelated company for $258,000 that matures on August 3, 2017. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 57.5% of the lowest price of the Company’s Common Stock during the thirty (30) trading days immediately prior to the conversion date. Additionally, the note contains a ratchet provision. The Company determined under ASC 815, that the embedded conversion feature (if offering of common stock is at no consideration or at a price that is lower than the effective conversion price on the date shares are offered for sale, then a ratchet down of effective exercise price to price per share offered for common stock would be used to determine additional shares to be issued). The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

In conjunction with the note, the Company issued to the holder 550,000 refundable shares of restricted Common Stock to be held in a treasury account and will be returned to the company if the note is paid on or before the due date. The value of the debt discount recorded was $163,749 and the debt discount related to the attached relative fair value of the restricted Common Stock was $94,251, for a total debt discount of $258,000, and a derivative expense of $65,750.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a ratchet provision. The Company determined under ASC 815, that the embedded conversion feature (if offering of common stock is at no consideration or at a price that is lower than the effective conversion price on the date shares are offered for sale, then a ratchet down of effective exercise price to price per share offered for common stock would be used to determine additional shares to be issued). The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a ratchet provision. The Company determined under ASC 815, that the embedded conversion feature (if offering of common stock is at no consideration or at a price that is lower than the effective conversion price on the date shares are offered for sale, then a ratchet down of effective exercise price to price per share offered for common stock would be used to determine additional shares to be issued). The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 6 – NOTES PAYABLE - continued

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of March 31, 2017 and June 30, 2016, respectively:

	March 31,	June 30,
	2017	2016

Various term notes with total face value of $627,500, of which, $610,000 was issued from April 2011 to January 2014 with a maturity date of June 2015, and $17,500 issued in November 2016 payable on demand, interest rates range from 0% to 15%, net of unamortized discount of $0 as of March 31, 2017 and June 30, 2016, respectively, of which $52,500 has been paid. $5,000 extinguishment of loan (modification). The notes issued from April 2011 to January 2014 are currently in default.	$580,000	$575,000
Total notes payable – related parties	580,000	575,000
Less current portion	580,000	575,000
Notes payable - related parties, long term	$-	$-

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of March 31, 2017 and June 30, 2016, respectively:

	March 31,	June 30,
	2017	2016
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 7 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	2,685,000	2,796,152
Series B Convertible Preferred	200,000	3,500	35,000
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	-
Series E Convertible Preferred	1,000,000	275,000	-
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	3,209,044	2,861,152

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 7 – CONVERTIBLE PREFERRED STOCK - continued

The activity surrounding the issuances of the Preferred Stock is as follows:

During the nine months ended March 31, 2017 the Company issued 550,000 shares of Series A-1 Preferred Stock for $550,000 in cash and paid $196,853 in cash offering costs.  The Company had one conversion of 50,000 shares of Series A-1 Preferred Stock for 100,000 shares of Common Stock, and issued 5,162 shares of Common Stock of payment of $2,581 in accrued dividends.

During the fiscal years ended June 30, 2016 the Company issued 1,669,000 shares of Series A-1 Preferred Stock for $1,382,390 in cash, net of $286,610 of issuance costs, respectively. The Company had two conversions of 100,000 shares of Series A-1 Preferred Stock for 200,000 shares of Common Stock, and issued 59,326 shares of Common Stock of payment of $26,769 in accrued dividends.

During the nine months ended March 31, 2017 and 2016, the outstanding Preferred Stock accumulated $129,855 and $67,712 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of March 31, 2017 were approximately $857,831.

NOTE 8 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 113,531,151 and 102,133,344 were issued outstanding as of March 31, 2017 and June 30, 2016, respectively. The Company amended its articles of incorporation on August 28, 2015 to increase the number of authorized shares to 250,000,000. The activity surrounding the issuances of the Common Stock is as follows:

For the Nine Months Ended March 31, 2017

The Company issued 1,463,334 shares of Common Stock for cash valued at $359,000 which includes a $80,000 subscription payable.

The Company issued 994,684 shares of Common Stock for the conversion of notes and accrued interest valued at $220,164.

The Company also issued 650,000 shares of Common Stock as incentive to notes valued at $127,600. The Beneficial Conversion was valued at $30,519.

The Company also issued 100,000 shares of Common Stock for the conversion of 50,000 shares of Series A-1 Preferred Stock and issued 5,162 shares of Common Stock of payment of $2,581 in accrued dividends.

The Company issued 2,667,876 shares of Common Stock as payment for services and rent valued at $847,616.

The Company issued 3,020,750 shares of Common Stock for the conversion warrants valued at $906,224.

The Company issued 12,500 shares of Common Stock for the extension of two convertible notes valued at $3,749.

As share-based compensation to employees and non-employees, the Company issued 880,366 shares of common stock valued at $328,128, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 1,603,135, shares of common stock valued at $569,020 based on the market price on the date of issuance.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 8 – COMMON STOCK - continued

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

Stock Purchase Options

During the nine months ended March 31, 2017 and fiscal year ended June 30, 2016, the Company did not issue any stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the nine months ended March 31, 2017.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2016	25,000	$0.15	$0.24	2.00	$3,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2017	25,000	$0.15	$0.24	1.25	$3,750

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2016.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(55,000)	0.89	-	-	(49,150)
Outstanding as of June 30, 2016	25,000	$0.15	$0.24	2.00	$3,750

Stock Purchase Warrants

During the nine months ended March 31, 2017, the Company issued warrants to purchase a total of 5,865,668. The Company issued 100,000 warrants in conjunction with two promissory notes executed in February 2017. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	March 31, 2017	June 30, 2016
Expected volatility	98-104%	106-114%
Expected dividends	0%	0%
Expected term	2-3 Years	2-5 Years
Risk-free interest rate	0.81-1.61%	0.71-1.01%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the nine months ended March 31, 2017.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2016	35,034,550	$0.36	$0.45	4.31	$12,767,108
Granted	5,865,668	0.45	0.28	2.09	2,263,767
Exercised	(3,020,750)	-	-	-	-
Cancelled/Expired	(2,068,533)	0.34	-	-	(1,826,838)
Outstanding as of March 31, 2017	35,810,935	$0.37	$0.49	3.78	$13,204,037

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

NOTE 10 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2017 and 2016. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $434,699 and $4,374,585, and derivative expense of $197,199 and $0 during the nine months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and June 30, 2016, the fair market value of the derivatives aggregated $1,539,737 and $0, respectively, using the following assumptions: estimated 0.12 5.02 year term, estimated volatility of 86.22-112.56%, and a discount rate of 0.44-1.87%.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 11 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$1,539,737	$-	$1,539,737
Securities available-for-sale	$63,000	$-	$-	$63,000

Liabilities measured at fair value on a recurring basis at June 30, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-
Securities available-for-sale	$63,600	$-	$-	$63,600

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $15,375 per month, and the total remaining obligations under these leases at March 31, 2017, were approximately 180,644

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2017 and June 30, 2016

NOTE 12 – COMMITMENTS AND CONTINGENCIES - continued

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260.  The lease expires on February 28, 2019.  The total lease expense for the facility is approximately $1,821 per month, and the total remaining obligations under these leases at March 31, 2017, were approximately $56,685.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260.  The lease expires on April 30, 2021.  The total lease expense for the facility is approximately $7,148 per month, and the total remaining obligations under these leases at March 31, 2017, were approximately $437,455

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2017	289,882
2018	244,517
2019	145,668
2020	133,347
2021	137,315
Total	$950,729

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through March 31, 2017 were approximately $857,831.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2015 and 2016.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The company paid $200,000 in principle balance leaving a remain balance of $430,000 including the extension fees  and is not convertible unless the borrower defaults under the amendment agreement dated January 1, 2017. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event, so no BCF was valued. The Company extended the maturity date for the sixth time by issuing additional $30,000 convertible notes on January 1, 2017 to February 15, 2017 and per the terms of the note there are no derivatives until it becomes convertible on the original note, however the $30,000 addition for the extension is to be considered derivatives. The Lender released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 2 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000. Due to the conversion into 145,929 shares of common stock on January 1, 2017 (extension date) and January 3, 2017 (conversion date) sequencing is required on other instruments. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40.The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension andconversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation. The Company extended the maturity date for the seventh time by increasing the principal balance by $30,000 on February 27, 2017 to May 6, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

In April 2017, the Company issued 458,332 shares of Common Stock for $137,500 in cash as part of a private placement. The Company also issued 916,664 warrants as part of a private placement valued at $102,620. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On October 27, 2015, the Company issued a convertible note to an unrelated individual for $100,000 with an extended maturity date on January 31, 2017. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share.  The note holder elected to convert the principal of $100,000 at a modified rate of $0.30 per share for 333,333 shares of Common stock. In addition the note holder received 666,666 warrants valued at $93,582. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using using the multinomial lattice model.

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

General

Corporate Background

We are a Delaware corporation, incorporated on about May 12, 1988, traded on the Over-The-Counter Bulletin Board (ticker symbol: AFTM). As of February 14, 2017, there were 109,540,477 shares of Common Stock issued and outstanding. The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Aftermaster, Inc. (“the Company" or “Aftermaster” is an audio technology company located in Hollywood, California and Scottsdale, Arizona. The Company's wholly-owned subsidiaries include AfterMaster HD Audio Labs, Inc. and MyStudio, Inc.

The Company and its subsidiaries are engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies and products for professional and consumer use, including AfterMaster® audio, ProMaster™, Aftermaster Pro™ and MyStudio®. The Company also operates recording and mastering studios at its Hollywood facilities.

AfterMaster holds an unparalleled position in the audio technology industry and it is operated by a world-class team of experts with and extensive experience in music and audio technology. The AfterMaster team has produced, engineered and mastered more hit music than any other audio company in the world. We believe that our expertise and technical skills have led us to develop audio technologies unmatched in the audio industry. Aftermaster technologies are both patented and patent pending and have won several awards. www.aftermaster.com

Mission Statement

Aftermaster's goal is to become one of the most important and valuable audio companies in the world through the development and licensing of proprietary audio technologies, the development and sales of leading-edge consumer electronics products and through its contributions in the production, mixing and mastering of music, television and film audio.

Quarterly Summary

The Company is pleased to report that during the quarter ending March 31, 2017, it has recorded its highest quarterly cash revenues since developing its Aftermaster technology. The revenues were generated from the sale of its proprietary Aftermaster Pro consumer electronics product and from its on-line and professional mastering services. To date, the Company has generated over $1,000,000 in sales from its Aftermaster Pro and we expect that revenues will continue to increase in the coming months both from the sales of the Aftermaster Pro and growth in the Company’s other divisions.

The Company has developed an aggressive marketing and sales plan for the Aftermaster Pro, which is the Company's first consumer electronics product completely developed in-house. The Aftermaster Pro recently debuted on national television on the Home Shopping Network (HSN) television show on April 15, 2017. It will soon be sold in Crate and Barrel's "CB2" stores (see below) and several other prominent retail outlets in the near future.

The Company has engaged a manufacturer in Arizona for our Aftermaster Pro who is now both actively fulfilling our presale commitments and ramping up production for our retail distribution channel which includes multiple retailers. The Company has issued an initial purchase order and paid a substantial deposit for the electronic components and manufacturing of the first 100,000 circuit boards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the quarter, the Company engaged Mr. Bruce Pivic as Director of Manufacturing. Bruce has over 45 years of experience in manufacturing and broadcasting. Mr. Pivic has a degree in electrical engineering from the University of Wyoming specializing in electronics and product development. His experience with Honeywell/GE product development brings experience in development and manufacturing quality. Mr. Pivic for the past 20 years has been the CEO and manufacturing specialist for Infinity Power and Controls. Bruce is also the owner and CEO of Big Thicket Broadcasting operating 3 FM Radio stations (KQSW, KMRZ, KSIT) and one AM radio station KRKK. KQSW presently is the first terrestrial radio station using the Aftermaster Pro in their everyday radio broadcasting.

The Company also recently announced that after an extensive renovation, it has opened a world-class music recording studio originally built by music legend Graham Nash and made famous by Crosby, Stills and Nash in 1977, which is located next to its existingstudios in Hollywood at Crossroads of the World. The studio is equipped with state-of-the-art recording and mixing equipment and it is used for both audio research and development as well as to generate revenue from rental to musicians. The Company considers it to be one of the finest recording studios in the US and it began generating revenue in the first quarter of 2017. It is the largest of the six studios that Aftermaster now operates at its studio facilities in Hollywood.  www.aftermaster.com/studios

Investment Bankers

The recent successful introduction of our Aftermaster pro has led the Company to engage a respected investment banking firm that specializes in small cap stocks, Maxim Group of New York, to assist the Company in concurrently raising the capital to both extinguish its current debt and to provide the additional capital required for the company to complete an up-listing of its shares to a larger trading platform. Such financing is contingent on market conditions, share price and the performance of the company over the next two quarters and there is no guarantee that we will raise such capital or complete such an uplisting.

AfterMaster Audio Technology

AfterMaster audio technology was created and developed pursuant to a multi-year, multi-million dollar development effort to make digital audio sound substantially better by developing proprietary software, digital signal processing technology and consumer products. The AfterMaster Audio Labs team is comprised of a unique group of award-winning industry leaders in music, technology and audio engineering which includes Ari Blitz, Peter Doell, Rodney Jerkins, Larry Ryckman, Justin Timberlake, Paul Wolff, Andrew Wuepper and Shelly Yakus. See www.AfterMaster.com/.

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

As the convergence of features on consumer electronics continues, it is becoming more difficult for leading consumer electronics companies to differentiate their products. We believe that AfterMaster provides a unique and significant competitive advantage for consumer electronics manufacturers by offering their customers a superior audio experience. AfterMaster technology can be incorporated into most audio capable devices through the addition of an AfterMaster DSP chip or AfterMaster software. Such uses are intended to include phones (mobile, home, business and VoIP); headphones; televisions; stereo speakers; stereos (home, portable, commercial and automobile); and computers (desktop, laptop and tablets).

AfterMaster audio is also the only commercial audio enhancement technology available that is used for professional music mastering because it enhances the entire frequency range without distortion or changing the underlying intent of the music. The technology has been used to master music created by some of the world's most popular artists. Further information on AfterMaster and AfterMaster products can be found at www.AfterMaster.com.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Home Shopping Network

On April 15, 2017, the Company introduced its Aftermaster Pro personal re-mastering device, on national television on the Home Shopping Network (HSN) show, during two 15-minute infomercials. Home Shopping Network is one of the world’s largest television retailers. HSN purchased 1,000 Aftermaster Pro's and considered the launch to be a big success. HSN provides a unique format which provides the Company with the opportunity to explain the features and operation of its Aftermaster Pro in detail on national television. The Company expects that Aftermaster Pro will continue to be featured on HSN and by other television, on-line and store based retailers.

CB2 Marketing Agreement

CB2 (a division of Crate and Barrel), an industry leading lifestyle furniture retailer, and the Company, have entered into a partnership to bring music and lifestyle spaces together like never before. CB2 has unique positioning in the furnishings industry as a modern, affordable and socially responsible brand who regularly offers its sophisticated clientele new and exciting opportunities to better their lifestyle and living environments.

Under the partnership, CB2 customers will receive the chance to obtain unprecedented leading-edge audio through Aftermaster’s revolutionary technology to be showcased with the CB2 platforms in a myriad of ways. The multi-tier collaboration will span throughout 2017 and beyond. As part of their collaborative strategic venture, CB2 will offer the Company's Aftermaster Pro personal audio remastering devices, at key store locations across North America: West Hollywood, New York: Soho, South Beach, Chicago, and Austin. They will go on sale in June, and will retail at $189.99 in stores and on-line at CB2's website.

In addition, Aftermaster will now be a part of powering the CB2 “After Hours” concert series. The “After Hours” events transform CB2 locales into intimate nocturnal music experiences. Just after closing time, the stores play host to a bevy of notable artists as they perform a one-of-a-kind show to an exclusive audience sipping on cocktails in a chic and sophisticated atmosphere. Aftermaster provides audio capability for these shows, with its proprietary technology and offers unrivaled sound in real-time. Attendees may also try the Aftermaster Pro at demo stations throughout the stores during these events.

Extending this partnership, CB2 will also be outfitting AfterMaster's famous music recording studios at Crossroads of the World in Hollywood, with a complete makeover of new furniture including "first-to-be-seen" pieces from their latest collection.

Icon Health and Fitness

In December of 2016, the Company entered into a Consulting and License Agreement with ICON Health & Fitness, Inc. (“ICON”), pursuant to which the Company would act as audio technology development consultant to develop an Aftermaster based sound module for use or integration with ICON’s exercise equipment and provide audio tuning services to provide improved sound quality for ICON’s audio enabled equipment, and pursuant to which ICON would pay the Company a per module fee and receive a license from the Company to use or sell the modules and use the software relating to each module.

The Company has agreed with ICON on a product development schedule and the companies currently expect to complete an Aftermaster equipped premium fitness product for debut in the 2017 Holiday season.

ICON Health and Fitness, Inc. is the world’s largest manufacturer and marketer of home fitness equipment. ICON manufactures treadmills, elliptical trainers, stationary bicycles, weight machines and benches, and yoga and Pilates equipment. ICON has a wide range of brands, products and technologies, and sells home fitness and health club equipment under the following brands: NordicTrack®, ProForm®, Weider®, Gold's Gym® Home Fitness and FreeMotion®. Their fitness technology brand, including Wi-Fi-enabled fitness equipment and fitness wearables, is iFit®.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

AfterMaster Professional Music Mastering and TuneCore Agreement

Aftermaster offers world-class, professional and hands-on mastering services for music, TV and film customers in its facilities in Hollywood, California. The Pro Mastering division is headed up by Mr. Peter Doell, one of the world's foremost mastering engineers.

Currently TuneCore is one of the world's largest independent digital music distribution and publishing administration service. Under the agreement, Aftermaster has become the new professional mastering service for TuneCore artists on an exclusive basis. TuneCore has one of the highest artist revenue-generating music catalogs in the world, earning TuneCore Artists $733 million from over 36.5 billion downloads and streams since inception. TuneCore Music Distribution services help artists, labels and managers sell their music through iTunes, Amazon Music, Spotify and other major download and streaming sites while retaining 100% of their sales revenue and rights for a low annual flat fee.  TuneCore artists have direct access to Aftermaster's world-class senior mastering engineers, and within 72 hours, they get their tracks mastered, returned and ready for distribution. The partnership builds upon TuneCore's mission to provide independent artists with key tools to build their careers, by granting access to unparalleled mastering that meets the industry's highest standards.

Adobe Audition

Aftermaster's ProMaster on-line audio mastering service has been chosen to be included with Adobe® Audition® CC, a professional audio workstation for mixing, finishing and editing audio/video. The integration of ProMaster will allow Adobe Audition CC users to instantly master their original work directly within Adobe Creative Cloud®. ProMaster infuses the clearest, deepest sound quality into any recording, which elevates that audio to a studio remastered sound experience. Adobe's Audition CC with ProMaster HD will enable its users to substantially cut editing time and enhance original audio work into fuller, deeper, louder and clearer tracks. When ready, users will install the ProMaster extension from the Adobe Add-ons marketplace.

The integration of ProMaster into Adobe Audition has been delayed due the Company undertaking a complete redesign of its ProMaster website including adding many new features to the platform. The Company expects to complete the integration in the coming months.

Aftermaster Consumer Electronics Products

The Company has assembled a world-class branding and design team who has designed the first consumer electronics product developed by the Company, "Aftermaster Pro". AfterMaster Pro is the worlds first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. AfterMaster Pro is a proprietary, first-to-market product which has no direct competition.

The number of existing televisions worldwide is substantial and a majority of TV owners complain about their TV audio, especially about having to continually adjust the volume because they have difficulty hearing dialogue in certain programming. Documented feedback from thousands of TV owners have provided the company with valuable data that confirms that no manufacturer is delivering the audio solutions and the sound quality of our Aftermaster Pro.

Smaller than an iPhone, Aftermaster Pro transforms the audio of your TV, smartphone, headphones, laptop, tablet, gaming unit, or virtually any audio-enabled device to sound clearer, fuller, deeper, and more exciting. AfterMaster Pro connects easily via HDMI or 3.5mm audio cables with virtually any media source (cable, satellite box, cell phone, computer, tablet, etc.). When used with a Television, Aftermaster Pro raises and clarifies dialogue in programming while significantly enhancing the quality of the overall audio content. This solves the longstanding issue with TV audio of having to continually adjust volume during a TV show to hear dialogue. When used portable with its built-in battery, Aftermaster transforms music and video to standards that we believe are superior to any portable audio enhancement device.

The Company has sold thousands of Aftermaster Pro's to buyers in 65 countries, and has generated revenues over $1,000,000. A majority of the sales were at $150 per unit. www.aftermasterpro.com. The Company recently engaged a new manufacturer and is beginning to manufacture units in commercially significant numbers.

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

The sales efforts of our semiconductor chips and Aftermaster software have been substantially delayed, as the sales plans and efforts relied on the completion of the Aftermaster Pro, which was just recently completed. Despite the delay, the Company currently has several sales and licensing agreements pending which it expects to finalize during the year.

ProMaster

ProMaster is an online music mastering, streaming, and storage service designed for independent artists which utilizes proprietary audio technologies developed by AfterMaster.

Tens of millions of songs are produced, distributed and played on the Internet each month around the world by independent artists.  However, many of these artists lack the financial and technical means to master, or “finish” their composition, as a professional mastering session can cost up to $500 per song. Now, with the ProMaster on-line platform, musicians can transmit their music directly to the ProMaster HD website, where it can be mastered with AfterMaster Technology for $9.99 per song. Each user receives four different mastered versions of their song done in different styles, and they can preview 90 seconds of each version to make a decision about whether or not they want to buy it.

ProMaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use, or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for this product, we believe that ProMaster has the potential to generate significant revenues for the Company.

Our ProMaster on-line music mastering product is in the final stages of a complete redesign including the addition of new features. The current website will remain active until the new website is launched in the coming months. www.promasterhd.com

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Recording and Mastering Studios

Aftermaster operates 6 recording and mastering studios at its Hollywood California facility. The Company’s engineers mix and master music for both independent and high profile artists and they are currently mastering the music for the hit TV show "Empire".

The Company recently took over the former recording studio built by music legends Crosby, Stills and Nash in 1977, which is located next to its existing studios. The Company recently completely renovated the studio and installed state-of-the-art equipment. The Company considers the new studio to be one of the finest recording studios in the US and expects it to begin generating revenues in the first quarter of 2017. www.aftermaster.com/studios

Intellectual Property and Licensing

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

Employees

As of March 31, 2017, we employed thirteen full-time and one part-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good.  None of our employees are members of any union nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017.  The total lease expense for the facility is approximately $15,375 per month, and the total remaining obligations under these leases at March 31, 2017, were approximately 180,644

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260.  The lease expires on February 28, 2019.  The total lease expense for the facility is approximately $1,821 per month, and the total remaining obligations under these leases at March 31, 2017 were approximately $51,224

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260.  The lease expires on April 30, 2021.  The total lease expense for the facility is approximately $7,148 per month, and the total remaining obligations under these leases at March 31, 2017 were approximately $437,455.

RESULTS OF OPERATIONS

Revenues
	Three Months Ended
	March 31,
	2017	2016
AfterMaster Revenues	$266,621	$19,320
Total Revenues	$266,621	$19,320

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Revenues
	Nine Months Ended
	March 31,
	2017	2016
AfterMaster Revenues	$369,844	$75,254
Licensing Revenues	-	1,800,000
Total Revenues	$369,844	$1,875,254

We currently generate revenue from our operations through two activities: AfterMaster revenues, and licensing revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the quarter ending March 31, 2017, increased to $266,621, as compared to $19,320 for the comparable quarter ending March 31, 2016, the increases were due primarily to an increase in the mastering and remastering of music and licensing by our customers and recognition of deferred revenues from sales.

Licensing revenues are generated by licensing certain technologies, intellectual property, and patents to third parties.  Our licensing revenues were $0 and $1,800,000 during the quarter ending March 31, 2017 and March 31, 2016, respectively.

In the aggregate, total Company revenues decreased to $369,844 for the quarter ending March 31, 2017, as compared to total revenues of $1,875,254 for the quarter ending March 31, 2016, due to the licensing contract revenue with bBooth in the prior period.

Cost of Revenues
	Three Months Ended
	March 31,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$243,628	$115,345

Cost of Revenues

	Nine Months Ended
	March 31,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$563,403	$317,428

Cost of sales consists primarily of AfterMaster Studio Rent, Consultants, senior engineers, and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the nine months ended March 31, 2017, over the comparable period for the prior fiscal year, is attributable, primarily, to the Company hiring a new senior engineer and increase in studio rent for new state-of-the-art recording studio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Operating Expenses
	Three Months Ended
	March 31,
	2017	2016
Depreciation and Amortization Expense	$46,322	$18,927
Research and Development	45,972	177,315
Advertising and Promotion Expense	24,865	125,597
Legal and Professional Expense	61,360	85,390
Non-Cash Consulting Expense	427,499	886,874
General and Administrative Expenses	653,160	841,976
Total	$1,259,178	2,136,079

Other Operating Expenses

	Nine Months Ended
	March 31,
	2017	2016
Depreciation and Amortization Expense	$131,876	$53,928
Research and Development	138,987	331,681
Advertising and Promotion Expense	42,509	269,982
Legal and Professional Expense	116,430	342,803
Non-Cash Consulting Expense	1,959,408	3,074,385
General and Administrative Expenses	2,281,202	2,869,063
Total	$4,670,412	$6,941,842

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, Public relations and information technology personnel; advertising and promotion expenses; rent and facilities; and expenses related to the issuance of stock compensation.

During the three months ending March 31, 2017, Research and Development costs decreased by $131,343, Advertising and Promotion decreased by $100,732, Legal and Professional fees decreased by $24,030 and consulting services decreased by $459,375, as compared to the three months ending March 31, 2016. The decreases in Research and Development, Advertising and Promotion, and consulting services are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. Legal and Professional fees decrease are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs.

During the nine months ending March 31, 2017, Research and Development costs decreased by $192,694, Advertising and Promotion decreased by $227,473, Legal and Professional fees decreased by $226,373 and consulting services decreased by $1,114,977, as compared to the nine months ending March 31, 2016. The decreases in Research and Development, and decreases in Advertising and Promotion, and consulting services are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. Legal and Professional fees decrease are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Income (Expense)
	Three Months Ended
	March 31,
	2017	2016
Interest Expense	$(401,829)	$(275,449)
Derivative Expense	(197,200)	-
Change in Fair Value of Derivatives	(434,125)	-

Total	$(1,033,154)	$(275,449)

Other Income (Expense)
	Nine Months Ended
	March 31,
	2017	2016
Interest Expense	$(1,149,424)	$(706,174)
Derivative Expense	(197,200)	-
Change in Fair Value of Derivative	(434,699)	4,374,585
Loss on Available for Sale Securities	-	(1,770,000)
Gain (Loss) on Extinguishment of Debt	9,236	143,344
Total	(1,772,087)	2,041,755

The other income (expense) during the quarter ended March 31, 2017 totaling $(1,772,087) of net expenses, which consists of change in fair value of derivative and interest. During the comparable period in 2016, other income and expenses totaled $(2,041,755). Interest expense has increased primarily due to an increase in non-cash interest expense relating to warrants attached to recent debt discount.  These additional borrowings have been used in the development of the AfterMaster HD. Derivative expense has increased and change in fair value of derivatives has decreased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Gain on extinguishment of debt decreased in the current period due to having less notes extinguished in the current period.

Net Loss
	Three Months Ended
	March 31,
	2017	2016
Net Loss	$(2,269,339)	$(2,507,553)

Net Loss
	Nine Months Ended
	March 31,
	2017	2016
Net Loss	$(6,636,058)	$(3,342,261)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $369,844 during the nine months ended March 31, 2017 as compared to $1,875,254 in the comparable period of 2016.  The Company has incurred losses since inception of $70,421,250.  At March 31, 2017, the Company has negative working capital of $7,902,226, which was a decrease in working capital of $2,808,072 from June 30, 2016.

The Company had cash of $169,454 as of March 31, 2017, as compared to $394,325 as of June 30, 2016.  The company entered into twenty-three (23) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $712,148 to the Company compared to eleven (11) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $373,588 to the Company from the prior period. This amount was partially offset by operational costs, purchases of assets, and payments of obligations from convertible notes, notes, and lease payables.

The Company had prepaid expense of $764,400 as of March 31, 2017, as compared to $1,097,036 as of June 30, 2016.  The decrease is due to the Company amortizing the prepaid expenses totaling $1,959,408 over the nine months ended March 31, 2017, partially offset by the issuance of nine consulting agreements entered into in the current year.

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

As of March 31, 2017, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2017, and June 30, 2016, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2016 and June 30, 2015, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of March 31, 2017 and June 30, 2016 were not effective, based on COSO’s framework.

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

ITEM 4T.  CONTROLS AND PROCEDURES - continued

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine months ended March 31, 2017, no matters were submitted to the shareholders for a vote.

ITEM 5. OTHER INFORMATION

Subsequent Events

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The company paid $200,000 in principle balance leaving a remain balance of $430,000 including the extension fees  and is not convertible unless the borrower defaults under the amendment agreement dated January 1, 2017. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event, so no BCF was valued. The Company extended the maturity date for the sixth time by issuing additional $30,000 convertible notes on January 1, 2017 to February 15, 2017 and per the terms of the note there are no derivatives until it becomes convertible on the original note, however the $30,000 addition for the extension is to be considered derivatives. The Lender released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 2 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000. Due to the conversion into 145,929 shares of common stock on January 1, 2017 (extension date) and January 3, 2017 (conversion date) sequencing is required on other instruments. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension and conversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation. The Company extended the maturity date for the seventh time by increasing the principal balance by $30,000 on February 27, 2017 to May 6, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

ITEM 5. OTHER INFORMATION - continued

In April 2017, the Company issued 458,332 shares of Common Stock for $137,500 in cash as part of a private placement. The Company also issued 916,664 warrants as part of a private placement valued at $102,620. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On October 27, 2015, the Company issued a convertible note to an unrelated individual for $100,000 with an extended maturity date on January 31, 2017. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share.  The note holder elected to convert the principal of $100,000 at a modified rate of $0.30 per share for 333,333 shares of Common stock. In addition the note holder received 666,666 warrants valued at $93,582. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

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

AFTERMASTER, INC.

Date: May 15, 2017	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: May 15, 2017	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: May 15, 2017	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary