Form 10-K
period 2017-06-30
AFTERMASTER, INC.
filed 2017-09-28
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $28,225,339.  Shares of Common Stock held by each officer and director and each person, to Registrant’s knowledge, who owns more than 5% or more of the Registrant’s outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

As of September 28, 2017, the number of shares of Registrant’s Common Stock outstanding was 120,687,228.

DOCUMENTS INCORPORATED BY REFERENCE

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)

FORM 10-K

FOR THE FISCAL YEAR ENDED
       JUNE 30, 2017

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Corporate Background

We are a Delaware corporation, incorporated on about May 12, 1988, and traded on an over the counter market (ticker symbol OTCQB:AFTM). As of June 30, 2017, there were 118,486,728 shares of Common Stock issued and outstanding. The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Aftermaster, Inc. (“the Company" or “Aftermaster”) is an audio technology company located in Hollywood, California and Scottsdale, Arizona. The Company's wholly-owned subsidiaries include Aftermaster HD Audio Labs, Inc. and MyStudio, Inc.

The Company and its subsidiaries are engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies and products for professional and consumer use, including Aftermaster® Audio, ProMaster™, Aftermaster Pro™, Aftermaster Studio Pro and MyStudio®. The Company also operates recording and mastering studios at its Hollywood facilities.

Aftermaster holds an unparalleled position in the audio technology industry and it is operated by a world-class team of experts with and extensive experience in music and audio technology. The Aftermaster team has produced, engineered and mastered more hit music than any other audio company in the world. We believe that our expertise and technical skills have led us to develop audio technologies unmatched in the audio industry. Aftermaster technologies are both patented and patent pending, and its technologies have won several awards. www.aftermaster.com

Mission Statement

Aftermaster's goal is to become one of the most innovative and important audio companies in the world through the development and licensing of proprietary audio technologies, the development and sales of leading-edge consumer and professional audio electronics products and through its contributions in the production, mixing and mastering of music, television and film audio.

Year End Summary

The Company is pleased to report that over the past year, its proprietary Aftermaster technology has begun to gain a marked foothold in the audio industry and that it’s products are receiving recognition and acceptance by consumers in over 65 countries. The revenues for fiscal year ending June 30, 2017 were generated from the sale of our proprietary Aftermaster Pro consumer electronics product, online and professional mastering services, and from studio rentals in Hollywood.

During the year, the Company realized its first “quarter over quarter” sales growth from its Aftermaster technologies. For the quarter ending March 31, 2017, the Company recorded its then highest quarterly sales revenues of $266,621, which was followed by a nearly doubling of revenues to $510,138 in the following quarter ending June 30, 2017. Based on current and forecasted sales, the Company believes that it will continue to see increased sales growth from the sale of its consumer and professional hardware products (subject to having adequate inventory levels to meet demand), studio revenues and its partnerships with third party companies.

Our sales growth has been dominated by the Company’s Aftermaster Pro product, which is its first consumer electronics product completely developed in-house. The Aftermaster Pro recently debuted to consumers on national television on the Home Shopping Network (“HSN”) television show on April 15, 2017. The Aftermaster Pro sales were deemed to be very successful and thousands of additional units were ordered. The product has since been featured on 5 additional HSN programs in June and September and additional programming with HSN has been scheduled for the fourth calendar quarter of 2017.

In June 2017, the Aftermaster Pro also went on sale at Crate and Barrel's "CB2" stores (see below) and is also now available at several other prominent online retail outlets including Amazon.com, Walmart.com, as well as through the Company’s own website, www.aftermasterpro.com. The Company has engaged a well regarded on-line product marketing firm and will begin an online advertising campaign in October 2017 designed to drive buyers to our various online retailers using the ad process that produced highly successful sales metrics during our crowdfunding campaigns.

Despite our recent record growth and proof of product interest by consumers, the Company is currently unable to keep up with the demand for its Aftemaster Pro product. The Company’s sales performance has been greatly impacted due to manufacturing and financing challenges, both of which have limited the timing and volume of the rollout of our products. The Company is currently working towards streamlining and stabilizing the manufacturing and financing challenges in order to substantially increase the manufacturing volume and sales of our products.

The Company has also recently expanded its relationship with Tunecore, Inc. TuneCore is considered to be the premier music distribution company for independent artists and has one of the largest music catalogs in the world. We originally partnered with Tunecore in May 2016 to provide the professional hands-on professional music mastering for their independent artist services. Our professional hands-on music mastering service is headed up by Peter Doelle, one of the world’s most talented and respected mastering engineers.

On August 28, 2017, the Company entered into an agreement to expand its services to TuneCore and provide its proprietary Promaster instant music-mastering service for Tunecore artists that was previously done by Landr. The service launched on September 25, 2017 and now allows TuneCore customers to have their music mastered on-line instantly, with a quality never before available. The combined agreements now make the Company the exclusive partner for all of the mastering services offered by TuneCore’s, providing both professional hands-on and instant mastering services. We expect this relationship will provide additional branding awareness opportunities for Aftermaster’s suite of products.

During the past year, the Company has also designed and developed its first professional hardware product dubbed the “Aftermaster Studio Pro” which is the Company’s first product designed for use in commercial and professional audio applications. The Aftermaster Studio Pro is a 1 U, 19” rack-mount Aftermaster audio processor that allows a user to enhance any audio playback with Aftermaster to make their sound fuller, clearer, louder and deeper. It will retail for $3,995 and can be seen at www.aftermastermaster.com/products. The Company believes that the worldwide market for this new product is significant, as it can be used in potentially hundreds of thousands of applications worldwide: radio stations, private and public recording studios, churchs, restaurants and bars, sports facilities, high-end residential audio systems, live concerts and concert facilities, hospitals – virtually anyplace where a business wants the audio to sound significantly better than anything they can do in house. The product will be available for pre-sale in October 2017 with expected delivery in December 2017.

The Company engaged Bruce Pivic as Director of Manufacturing. He has over 45 years of experience in manufacturing and broadcasting. Mr. Pivic has a degree in electrical engineering from the University of Wyoming specializing in electronics and product development. His experience with Honeywell/GE product development brings experience in development and manufacturing quality. Mr. Pivic for the past 20 years has been the CEO and manufacturing specialist for Infinity Power and Controls. He is also the owner and CEO of Big Thicket Broadcasting, which operates three FM Radio stations (KQSW, KMRZ, and KSIT) and one AM radio station KRKK. KQSW presently is the first terrestrial radio station using the Aftermaster Pro in their everyday radio broadcasting.

During the year, the Company completed an extensive renovation and subsequently opened a world-class music recording studio originally built by music legend Graham Nash and made famous by Crosby, Stills and Nash in 1977, which is located adjacent to its existing studios in Hollywood at Crossroads of the World. The studio is equipped with state-of-the-art recording and mixing equipment, and it is used for both audio research and development as well as to generate revenue from rental to musicians. The Company considers it to be among the finest recording studios in the US, and it began generating revenue in the first quarter of calendar 2017. It is the largest of the six recording studios that Aftermaster now operates at its studio facilities in Hollywood. www.aftermaster.com/studios

Investment Bankers

The recent successful introduction of our Aftermaster Pro has led the Company to engage a respected investment banking firm that specializes in small cap stocks, Maxim Group of New York, to assist the Company in concurrently raising the capital to both extinguish its current debt and to provide the additional growth capital required for the Company to complete an uplisting of its shares to a larger trading platform. Such financing is contingent on market conditions, share price and the performance of the company over the next two fiscal quarters. There is no guarantee that we will raise such capital or complete such an uplisting.

TuneCore Agreement

Aftermaster offers both world-class, professional hands-on mastering services and instant online mastering through its Promaster brand for music, TV and film customers in its facilities in Hollywood, California. Aftermaster’s Professional Mastering Division is headed up by Peter Doell, one of the world’s foremost mastering engineers. In May 2016, the Company entered into a partnership with TuneCore Digital Music Services to provide professional hands-on mastering services to TuneCore’s customers. In September 2017, the Company expanded its relationship with TuneCore and entered into a multi-year agreement to also provide TuneCore with the Company’s award-winning Promaster instant online mastering service to TuneCore’s artists. The agreement displaced TuneCore’s previous relationship with online mastering service, Landr.

Currently, TuneCore is one of the world's largest independent digital music distribution and publishing administration service. Under our agreement, Aftermaster has become the platform for both hands-on professional and online instant mastering services for TuneCore’s artists on an exclusive basis. TuneCore has one of the highest artist revenue-generating music catalogs in the world, earning TuneCore Artists approximately $987 million from billions of downloads and streams. TuneCore’s music distribution services help artists, labels and managers sell their music through iTunes, Amazon Music, Spotify and other major download and streaming sites while retaining 100% of their sales revenue and rights for a low annual flat fee. TuneCore’s artists have direct access to Aftermaster's world-class senior mastering engineers and unmatched technologies and can get their tracks hand mastered for a premium price or instantly electronically mastered through Aftermaster's Promaster, returned and ready for distribution. The partnership builds upon TuneCore's mission to provide independent artists with key tools to build their careers and gain broad fan expsoure, by granting access to unparalleled mastering that meets the industry's highest standards.

Home Shopping Network

On April 15, 2017, the Company introduced its Aftermaster Pro personal re-mastering device on national television on the Home Shopping Network during two 15-minute infomercials. Home Shopping Network is one of the world’s largest television retailers. HSN initially purchased 1,000 Aftermaster Pros, and its management team has expessed to the Company that it considered the launch to be a big success. HSN has subsequently issued the Company purchase orders for several thousand more units for sale on-air shows on June 9, 2017 and September 2, 2017. Additional dates are expected to be announced for the quarter ended December 31, 2017. HSN provides a unique format for the Company to showcase the quality of the product, while explaining the unique features and operation of its Aftermaster Pro on national television. The Company expects that Aftermaster Pro will continue to be featured on HSN and by other television shows, online and store based retailers.

Icon Health and Fitness Products

During the year, the Company entered into a consulting and license agreement with ICON Health & Fitness, Inc. (“ICON”), pursuant to which the Company will act as an audio technology development consultant to develop an AfterMaster-based sound module for integration with ICON’s exercise equipment. ICON will pay the Company a per module fee and receive a license from the Company to use or sell the modules and use the software relating to each module in its products. The Company will also provide audio tuning services to further enhance the sound quality for ICON’s other audio-enabled equipment. The Company has agreed with ICON on a product development schedule, and the companies currently expect to unveil an Aftermaster-equipped premium fitness product at the upcoming Consumer Electronics Show (“CES”) in Las Vegas in January 2018.

ICON Health & Fitness, Inc. is the world’s largest manufacturer and marketer of home fitness equipment, selling over 10 million audio-enable fitness-related devices annually. ICON manufactures treadmills, elliptical trainers, stationary bicycles, weight machines and benches, and yoga and Pilates equipment. ICON has a wide range of well-known and respected brands, products and technologies, and sells home fitness and health club equipment under the following brands: NordicTrack®, ProForm®, Weider®, Gold's Gym® Home Fitness and FreeMotion®. Its fitness technology brand, including Wi-Fi-enabled fitness equipment and fitness wearables, is iFit®.

CB2 Marketing Agreement

CB2 (a division of Crate and Barrel), a leading lifestyle furniture retailer, and the Company have entered into a multi-year partnership to bring music and lifestyle spaces together like never before. CB2 has unique positioning in the furnishings industry as a modern, affordable and socially responsible brand who regularly offers its sophisticated clientele new and exciting opportunities to better their lifestyle and living environments.

Under the partnership, CB2’s customers will receive the chance to purchase the unprecedented leading-edge audio through Aftermaster’s revolutionary technology to be showcased with the CB2 platforms in a myriad of ways. As part of its collaborative strategic venture, CB2 began offering the Company's Aftermaster Pro personal audio remastering devices at key store locations across the United States including West Hollywood, New York: Soho, South Beach, Chicago, and Austin. The units retail at $189.99 in stores and online at CB2's website.

In addition, Aftermaster will now be a part of powering CB2’s “After Hours” concert series. The “After Hours” events transform CB2 locales into intimate nocturnal music experiences. Just after closing time, the stores play host to a bevy of notable artists as they perform a one-of-a-kind show to an exclusive audience sipping on cocktails in a chic and sophisticated atmosphere. Aftermaster provides enhanced audio capability for these shows with its proprietary technology and offers unrivaled sound in real-time. Attendees may also try the Aftermaster Pro at demo stations throughout the stores during these events. We believe this is another important brand awareness and revenue avenue for the Aftermaster Pro.

Extending this partnership, CB2 also outfitted Aftermaster's famous music recording studios at Crossroads of the World in Hollywood, with a complete makeover of new furniture including "first-to-be-seen" pieces from their latest collection.

Aftermaster Consumer and Professional Electronics Products

The Company has assembled a world-class branding, technical and design team who have designed the the Companies first consumer and professional electronics product. The first consumer electronics product is the Aftermaster Pro, designed to dramatically improve the quality of TV audio. Aftermaster Pro is the world’s first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. Aftermaster Pro is a proprietary, first-to-market product which has no known direct competition.

The number of existing televisions worldwide is substantial, and a majority of TV owners complain about their TV audio quality, especially the challenge of having to continually adjust the volume because of difficulty hearing dialogue in certain programming. Feedback from thousands of TV owners have provided the Company with valuable data that confirms that no manufacturer is delivering an audio solution with the same sound quality of Aftermaster Pro.

Smaller than an iPhone, Aftermaster Pro transforms the audio of your TV, smartphone, headphones, laptop, tablet, gaming unit, or virtually any audio-enabled device to sound clearer, fuller, deeper, and more exciting. Aftermaster Pro connects easily via HDMI or 3.5mm audio cables with virtually any media source (i.e., cable, satellite box, cell phone, computer, tablet, etc.). When used with a television, Aftermaster Pro raises and clarifies dialogue in programming while significantly enhancing the quality of the overall audio content. This solves the longstanding issue with TV audio of having to continually adjust volume during a TV show to hear dialogue. When used portably with its built-in battery, Aftermaster transforms music and video to standards that we believe are superior to any portable audio enhancement device.

The Company issued an initial purchase order and paid a substantial deposit for the electronic components and manufacturing of the first 100,000 circuit boards, which will allow an assembly manufacturer a significant head start for larger scale unit deliveries. The Company continues to be undercapitalized, which has affects our ability to compete with the majors in the audio world on a head-to-head basis who have inferior products. Subject to the availability of additional capital, the Company expects to complete the assembly of the units related to the aforementioned components purchase orders.

Additional Aftermaster branded consumer electronics products products are under development, which we expect to introduce in the coming year.

The Company recently developed the “Aftermaster Studio Pro” its first product designed for use in commercial and professional audio environments. The new product is a 1 U, 19” rack mounted Aftermaster audio processor that allows a user to enhance any audio playback with Aftermaster technology to make their sound fuller, clearer, louder and deeper. The worldwide market is significant as it can be used in radio stations, private and public recording studios, church’s, restaurants and bars, sports facilities, high-end residential, concerts and concert facilities. For more information visit www.aftermaster.com/products.

ON Semiconductor/Aftermaster Audio Chip and Software

The Company entered into a joint development and marketing agreement with ON Semiconductor ("ON") of Phoenix, Arizona, to commercialize its technology through audio semiconductor chips. ON is a multi-billion dollar, multi-national semiconductor designer and manufacturer.

The agreement called for ON to implement and support our Aftermaster technology in a digital signal processor (“DSP”) semiconductor chip that is being marketed toits current OEM customers, distributors and others. We selected ON as our partner for its technical capabilities, sales support and deep customer pool.

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

Since entering into the agreement, both the Company and ON have identified a number of prospective customers that will be key targets for this new and unprecedented technology. The algorithm and chips allow consumer product manufacturers an opportunity to offer a significantly improved and differential audio experience in their products without having to significantly change hardware and form factor designs. Through the combined relationships of the Company and ON, we hope to generate significant revenues for both parties through the sale of the ON/AfterMaster chips and software licensing.

Promaster

Promaster is our online music mastering, streaming, and storage service designed for independent artists which utilizes proprietary audio technologies developed by Aftermaster.

Tens of millions of songs are produced, distributed and played on the Internet each month around the world by independent artists. However, many of these artists lack the financial and technical means to master, or “finish” their composition, as a professional mastering session can cost up to $500 per song. Now, with the Promaster online platform, musicians can transmit their music directly to the Promaster HD website, where it can be mastered with Aftermaster technology for a minimal fee per song. Each user receives four different mastered versions of their song done in different styles, and they can preview 90 seconds of each version to make a decision about whether or not they want to buy it.

Promaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use, or with intent to showcase their music in hopes of advancing their career aspirations. Based on the enormous addressable market for this product, we believe that Promaster has the potential to generate significant revenues for the Company.

Our Promaster on-line music mastering service was recently completely redesigned and launched on September 25, 2017 in conjunction with our new partnership with TuneCore. www.promasterhd.com

Recording and Mastering Studios

Aftermaster operates six (6) recording and mastering studios at its Hollywood California facility. The Company’s engineers mix and master music for both independent and high profile artists, including the music for the hit TV show "Empire".

The Company recently took over the former recording studio built by music legends Crosby, Stills and Nash in 1977, which is located next to its existing studios. The Company recently completely renovated the studio and installed state-of-the-art equipment. The Company considers the new studio to be one of the finest recording studios in the US and it began generating revenues in the second quarter of 2017. www.aftermaster.com/studios

Adobe Audition

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

Aftermaster Audio Technology

Aftermaster audio technology was created and developed pursuant to a multi-year, multi-million dollar development effort to make digital audio sound substantially better by developing proprietary software, digital signal processing technology and consumer products. The Aftermaster Audio Labs team is comprised of a unique group of award-winning industry leaders in music, technology and audio engineering which includes Ari Blitz, Peter Doell, Rodney Jerkins, Larry Ryckman, Justin Timberlake, Paul Wolff, Andrew Wuepper and Shelly Yakus. See www.Aftermaster.com .

The Aftermaster audio technology is an internally-developed, proprietary (patented and patents pending) mastering, remastering and audio processing technology which makes virtually any audio source sound significantly louder, fuller, deeper and clearer. Aftermaster is a groundbreaking technology which eliminates the weaknesses found in other audio enhancement and processing technologies while offering a much superior audio experience for consumer and industrial applications. We believe that our Aftermaster audio technology is one of the most significant breakthroughs in digital audio processing technology and has the potential to create significant revenues for the Company. The broad commercialization of this technology is a top priority for the Company.

As the convergence of features on consumer electronics continues, it is becoming more difficult for leading consumer electronics companies to differentiate their products. We believe that Aftermaster provides a unique and significant competitive advantage for consumer electronics manufacturers by offering their customers a superior audio experience. Aftermaster technology can be incorporated into most audio capable devices through the addition of an Aftermaster DSP chip or Aftermaster software. Such uses are intended to include phones (i.e., mobile, home, business and VoIP); headphones; televisions; stereo speakers; stereos (i.e., home, portable, commercial and automobile); and computers (i.e., desktop, laptop and tablets).

Aftermaster audio is also the only commercial audio enhancement technology available that is used for professional music mastering because it enhances the entire frequency range without distortion or changing the underlying intent of the music. The technology has been used to master music created by some of the worlds most populat artists. Further information on Aftermaster and Aftermaster products can be found at www.Aftermaster.com.

Intellectual Property and Licensing

The Company has been awarded seven patents and seven trademarks with others pending. The Company has an aggressive intellectual property strategy to protect the Aftermaster and the related technologies it has developed. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties. We rigorously control access to our proprietary technologies. During the year, the Company engaged Morgan Chu of Irell and Manella, to represent its intellectual property interests along with its existing IP attorneys Farjami & Farjami LLP and Arnold Weintraub of the Weintraub Group. Mr. Weintraub serves on the Board of Directors of the Company.

Employees

As of June 30, 2017, we employed eleven full-time employees. We expect to seek additional employees in the next year to support anticipated potential growth.

We believe that our relationship with our employees are good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017. The total lease expense for the facility is approximately $17,220 per month, and the total remaining obligations under these leases at June 30, 2017, were approximately 108,350.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,888 per month, and the total remaining obligations under this leases at June 30, 2017, were approximately $37,135.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,224 per month, and the total remaining obligations under this leases at June 30, 2017, were approximately $348,558.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under this leases at June 30, 2017, were approximately $121,305.

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

We Have Limited Capital and Will Need Additional Financing.

As of June 30, 2016, we had an accumulated deficit of $72,303,551 and negative working capital of $8,871,112.  In addition, for the year ended June 30, 2017, we had a loss of approximately $8,518,359 and negative cash flow from operating activities of approximately $4,103,326. The Company has not declared dividends on its common stock, but the Company does have cumulative dividends in arrears through June 30, 2017, of approximately $886,185 for its outstanding Series A Convertible Preferred Stock.

Revenues generated from our current operations are not sufficient to pay our ongoing operating expenses.  Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations.  In order to fund our working capital needs and our operational costs during 2017, we entered into thirteen (13) separate promissory notes, and thirty-five (35) Share Purchase Agreements with individual accredited investors and twenty (20) conversions of warrants resulting in net proceeds of $4,387,372 to the Company.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2017 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Dilution; Dilutive Effect of Future Transactions.

As of June 30, 2017, we had 118,486,728 shares of Common Stock, $0.001 par value, issued and outstanding.   We had options outstanding that would permit, if exercised, the issuance of 525,000 additional shares of common stock at an average exercise price of $0.18. We may also issue further shares to certain of our management, directors, officers, employees and consultants in the immediate future.  We also had 3,109,044 shares of various classes of Convertible Preferred Stock outstanding, which can be converted to 5,185,092 shares of Common Stock.  We had outstanding convertible debt with a face value of 6,778,000,   which can be converted into approximately 16,221,037 shares of Common Stock. In addition, we had warrants outstanding that would permit, if exercised, the issuance of 39,927,097 additional shares of Common Stock at an average exercise price of $0.48.  Issuing additional shares will result in further dilution to existing shareholders, which could be significant; meaning your percentage ownership of any such merged entity will be significantly less than your percentage ownership in us. If we issue additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s investment will occur.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES.

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017. The total lease expense for the facility is approximately $17,220 per month, and the total remaining obligations under these leases at June 30, 2017, were approximately 108,350.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,888 per month, and the total remaining obligations under this leases at June 30, 2017, were approximately $37,135.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,224 per month, and the total remaining obligations under this leases at June 30, 2017, were approximately $348,558.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under this leases at June 30, 2017, were approximately $121,305.

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

For the Fiscal Year Ending on June 30, 2017	High	Low
Quarter Ended June 30, 2017	0.34	0.16
Quarter Ended March 31, 2017	0.42	0.26
Quarter Ended December 31, 2016	0.45	0.32
Quarter Ended September 30, 2016	0.47	0.33

For the Fiscal Year Ending on June 30, 2016	High	Low
Quarter Ended June 30, 2016	0.51	0.34
Quarter Ended March 31, 2016	0.54	0.33
Quarter Ended December 31, 2015	0.87	0.40
Quarter Ended September 30, 2015	0.70	0.40

Stockholders

As of June 30, 2017, the number of stockholders of record according to our transfer agent was approximately 602.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of our Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of our Series B Convertible Preferred Stock, an 8% annual dividend is due and owing.  Pursuant to the terms of our Series A-1 Senior Convertible Redeemable Preferred Stock, a 6% annual dividend is due and owing.  As of June 30, 2017, we had not declared dividends on Series A, Series B or its Series A-1 Preferred Stock.  We have, however, for those shares of Series A-1 Preferred Stock that were converted, calculated the dividends through the date of conversion and issued shares of common stock in payment of those dividends.  The unpaid cumulative dividends totaled approximant $886,185.  See Note 8 of Notes to Consolidated Financial Statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities for Fiscal Years 2017 and 2016

Fiscal Year 2017

During fiscal year ended June 30, 2017, the Company issued 3,471,666 shares of Common Stock for cash valued at $991,500.

The Company issued 2,150,364 shares of Common Stock for the conversion of notes and accrued interest valued at $438,781.

The Company also issued 650,000 shares of Common Stock as incentive to notes valued at $127,500. The Beneficial Conversion was valued at $30,519.

The Company also issued 300,000 shares of Common Stock, and issued 15,682 shares of Common Stock of payment of $7,841 in accrued dividends.

The Company issued 2,953,057 shares of Common Stock as payment for services and rent valued at $917,152.

The Company issued 3,020,750 shares of Common Stock for the conversion warrants valued at $906,224.

The Company issued 22,000 shares of Common Stock for the extension of two convertible notes valued at $5,910.

As share-based compensation to employees and non-employees, the Company issued 1,237,210 shares of common stock valued at $403,945, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 2,532,655, shares of common stock valued at $783,786 based on the market price on the date of issuance.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
	For the Years Ended
	June 30,
	2017	2016
AfterMaster Revenues	$338,725	$118,226
Product Revenues	541,259	-
Licensing Revenues	-	1,800,000
Total Revenues	$879,984	$1,918,226

We currently generate revenue from our operations through three activities: AfterMaster revenues, product revenue and licensing revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the fiscal year ended June 30, 2017, increased to $338,725, as compared to $118,226 for the comparable fiscal year ended June 30, 2016, the increases were due primarily to an increase in the mastering and remastering of music and licensing by our customers and recognition of deferred revenues from sales.

Product revenues are generated through the sale of the AfterMaster TV Pro.  Our product revenues were $541,259 and $0 during the fiscal year ended June 30, 2017 and June 30, 2016.

Licensing revenues are generated by licensing certain technologies, intellectual property, and patents to third parties.  Our licensing revenues were $0 and $1,800,000 during the fiscal year ended June 30, 2017 and June 30, 2016.

In the aggregate, total Company revenues decreased to $879,984 for the year ended June 30, 2017, as compared to total revenues of $1,918,226 for the year ended June 30, 2016, due to the licensing contract revenue with bBooth in the prior year.

Cost of Revenues

	For the Years Ended
	June 30,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$1,250,365	$484,507

Cost of sales consists primarily of manufacturing cost of the AfterMaster Pro TV consumer electronic product, AfterMaster Studio Rent, Consultants, senior engineers, and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the years ended June 30, 2017, over the comparable fiscal year, is attributable, primarily, to the Company hiring a new senior engineer and increase in studio rent for new state-of-the-art recording studio. The company had manufacturing cost in the amount of $941,067 for the AfterMaster Pro TV for the year ending June 30, 2017.

Other Operating Expenses

	For the Years Ended
	June 30,
	2017	2016
Depreciation and Amortization Expense	$178,071	$83,620
Research and Development	221,437	386,949
Advertising and Promotion Expense	45,183	366,740
Legal and Professional Expense	119,520	377,047
Non-Cash Consulting Expense	2,209,950	4,119,978
General and Administrative Expenses	2,956,464	3,590,584
Total	$5,730,625	$8,924,918

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, Public relations and information technology personnel; advertising and promotion expenses; rent and facilities; and expenses related to the issuance of stock compensation. During the fiscal year ended June 30, 2017, General and administrative expenses decreased by $634.120 as compared to the fiscal year ending June 30, 2016. The decreases in General and administrative expenses is due to decreases in consulting services, public relations and marketing, and traveling expense partially set of by increases in tradeshows and investor relations.

During the fiscal year ended June 30, 2017, Research and Development costs decreased by $165,512, Advertising and Promotion decreased by $321,557, Legal and Professional fees decreased by $257,527 and consulting services decreased by $1,910,028, as compared to the fiscal year ending June 30, 2016. The decreases in Research and Development, and decreases in Advertising and Promotion, and consulting services are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. Legal and Professional fees decrease are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs.

Other Income (Expense)
	For the Years Ended
	June 30,
	2017	2016
Interest Expense	$(1,876,031)	$(967,721)
Derivative Expense	(376,427)	-
Change in Fair Value of Derivative	(138,693)	4,376,281
Loss on Available for Sale Securities	-	(1,770,000)
Gain (Loss) on Extinguishment of Debt	1,724	232,894
Imairment of assets	(27,926)	-
Total	$(2,417,353)	$1,871,454

The other income (expense) during the fiscal year ended June 30, 2017, totaled $(2,417,353) of net expenses, which consists of change in fair value of derivative, derivative expense, impairment of assets, and interest. During the comparable fiscal year in 2016, other income and expenses totaled $1,871,454. Interest expense has increased primarily due to an increase in non-cash interest expense relating to warrants attached to recent debt discount.  These additional borrowings have been used in the development of the AfterMaster HD. Derivative expense has increased and change in fair value of derivatives has decreased due to the issuance of derivative instruments in the current year and the company revaluing the instruments at the end of the current year. Gain on extinguishment of debt decreased in the current year due to having less notes extinguished in the current year.

Net Loss
	For the Years Ended
	June 30,
	2017	2016
Net Loss	$(8,518,359)	$(5,619,745)

Due to the Company’s cash position, we use our Common Stock and warrants to pay many employees, vendors and consultants as well as to raise capital through incentives attached to our debt offerings.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505-50 “Equity Based Payments to Non-employees”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large stock-based compensation of $1,747,414 and $1,377,442, derivative expense of $376,427 and $0, and gain(loss) on the change in the derivative liability of $(138,693) and $4,376,281 for the fiscal years ended June 30, 2017 and 2016, our net (loss) income would have been $(6,255,825) and $133,978 for fiscal years ended June 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $879,984 the fiscal year ended June 30, 2017 as compared to $1,918,226 in the comparable period in 2016.  The Company has incurred losses since inception of $72,303,551.  At June 30, 2017, the Company had negative working capital of $8,871,112, which was a decrease in working capital of $3,776,958 from June 30, 2016.

The Company had cash of $250,728 as of June 30, 2017, as compared to $394,325 as of June 30, 2016.  The company entered into thirty-five (35) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $1,344,648 to the Company compared to twenty-five (25) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $1,382,390 to the Company from the prior year. This amount was partially offset by operational costs, purchases of assets, and payments of obligations from convertible notes, notes, and lease payables.

The Company had prepaid expense of $516,358 as of June 30, 2017, as compared to $1,097,036 as of June 30, 2016.  The decrease is due to the Company amortizing the prepaid expenses totaling $2,207,450 over the year ended June 30, 2017, partially offset by the issuance of nine consulting agreements entered into in the current year.

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

As of June 30, 2017, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Share-based Compensation – The Company follows the provisions of FASB ASC 718, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier. The Company uses the Black-Scholes pricing model for determining the fair value of stock-based compensation. The Company also follows the provisions of FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” which addresses the accounting and reporting for both the issuer (that is, the purchaser or grantor) and recipient (that is, the goods or service provider or grantee) for a subset of share-based payment transactions.

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

The Company entered into multiple amendments to a note payable to extend the maturity date (the Amendments). The Company agreed to additional $30,000 extension fees which were converted at a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. This creates a situation where the Company no longer has shares enough available to “cover” all potential equity issuance obligations during the period of issuance until conversion.

On February 3, 2017, the company entered into a note payable with an unrelated party at a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. Additionally, the note contains a ratchet provision. The Company determined under ASC 815, that the embedded conversion feature (if offering of common stock is at no consideration or at a price that is lower than the effective conversion price on the date shares are offered for sale, then a ratchet down of effective exercise price to price per share offered for common stock would be used to determine additional shares to be issued). The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability. Accordingly, all convertible instruments issued after February 3, 2017 are considered derivatives according to the Company’s sequencing policy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of and for the fiscal year ended June 30, 2017 and June 30, 2016 have been audited to the extent indicated in the report by Sadler, Gibb & Associates, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2017 and June 30, 2016, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2017 and June 30, 2016, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2017 and June 30, 2016 were, based on COSO’s framework.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of June 30, 2017 were as follows:

Name	Age	Position

Lawrence G. Ryckman	58	Director, President, CEO, Chairman
Mirella Chavez	32	CFO, Director, Secretary, Treasurer
Mark Depew	55	Director, Senior Vice President Finance
Arnie Weintraub	74	Director
Sheldon Yakus	72	Vice President
Aaron Ryckman	30	SVP Business Development
Matthew R. Long	51	Vice President

The directors and officers of our wholly-owned operating subsidiary, MyStudio, Inc., at June 30, 2016 were:

Name	Age	Position

Lawrence G. Ryckman	58	Director, President, CEO, Secretary

The directors and officers of our wholly-owned operating subsidiary, AfterMaster HD Audio Labs, Inc., at June 30, 2016 were:

Name	Age	Position

Lawrence G. Ryckman	58	Director, President, CEO, Secretary

The significant Employees of the Company as of June 30, 2016 were as follows:

Name	Position

Aaron Ryckman	SVP Business Development
Sheldon Yakus	Senior Vice President, Engineering
Matthew R. Long	Vice President, Video Production and Engineering
Ron Gillyard	Senior Vice President of Music and Marketing
Paul Wolff	Senior Vice President of Product Development
Pete Doell	Senior Mastering Engineer
Ari Blitz	Senior Engineer

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

Andrew Wuepper is a Los Angeles based mix engineer, who is credited on albums and singles grossing over 50 million copies worldwide. He has worked with some of the biggest superstars in the Pop and Urban music garnering three Grammy Nomination and honors. Andrew was deeply rooted in the burgeoning local music scene of Seattle, where giants like Nirvanna, Soundgarden and Jimi Hendrix inspired his love for music. He became involved in the underground music scene. Where he wrote and produced music that led to his love for sound design. His natural gift for mixing was as big as his determination and motivation to take his dreams to the next level. In 2006, he secured an internship at one of the most renowned mixing studios in the country, Larrabee Recording Studios, which housed some of the nation’s most sought after Mix Engineers under one roof. It was at Larrabee where he quickly climbed the studio ranks garnering the attention of Dave Pensado, who noticed his stealth-like determination, which united talent and hard-work, separating him form among his peers. Andrew would later go on to make a name for himself mixing for superstars such as Jon Legend, Usher, TI, Mary J. Blige, Iggy Azalea, Future and many more. His most prominent accomplishment is currently being fueled by the record breaking success of Purpose by megastar, Justin Bieber, which he co-mixed numerous songs including the growing momentum of leading singles like “Sorry” and “Company”.

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

Audit Committee

The Company’s Audit Committee consists of Arnie Weintraub. Neither of those members has been designated by the Board or the Audit Committee as an “audit committee financial expert.”  The Board is seeking to fill a board seat with an independent Board member that would fulfill that qualification.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the Company’s officers for the last two fiscal years.

Long Term Compensation
Annual Compensation		Awards			Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Underlying Options/Shares ($)	LTIP Payout ($)	All Other Compensation ($)

Lawrence G. Ryckman,	2017	$272,503			$70,129	$-	$-	$-
Director, President, CEO, Chairman	2016	$256,109	$200,000	$-	$64,659	$-	$-	$-

Mirella Chavez	2017	$80,000	$-	$-	$173,376	$-	$-	$-
CFO, Director, Secretary, Treasurer	2016	$80,000	$-	$-	$137,834	$-	$-	$-

Mark Depew	2017	$70,000	$-	$-	$70,129	-	$-	$-
Director, Senior Vice President Finance	2016	$70,000	$-	$-	$44,589	$-	$-	$-

Sheldon Yakus,		$135,000	$-	$-	$-	$-	$-	$752.00
Vice President	2016	$120,000	$-	$-	$-	$-		$766.00

Outstanding Equity Awards at Fiscal Year-End
Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Lawrence G. Ryckman	500,000		-	0.2	09/11/24	-	-	-	-
	200,000	-	-	0.2	04/05/26	-	-	-	-
	2,000,000			0.2	10/01/19

Justin Timberlake	10,579,665	-	-	0.18	11/01/24	-	-	-	-

Sheldon Yakus	1,000,000			0.45	12/18/20

Mark Depew	2,000,000			0.2	06/30/18

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

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnie Weintraub	$-	$70,129	$-	$-	$-	$-	$66,847

Employment and Related Agreements

The Company has no employment agreements with any of its current management.

Change in Control

The Company is not aware of any arrangements which may result in a change in control of the Company.

Equity Compensation Plans

As of June 30, 2017 our equity compensation plans were as follows:

2009 Long-Term Stock Incentive Plan

On June 10, 2009, the Board of Directors approved the 2009 Long-Term Stock Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan was to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company’s Common Stock was reserved for issuance under stock options to be issued under the 2009 Plan.  The Plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options and Restricted Stock Awards.  The 2009 Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2011, the Company had granted options to fifteen employees to purchase, in the aggregate, 727,000 shares of the Company’s Common Stock.  The exercise period for each of the grants was two to five years from the date of grant and the average exercise price was $0.88.  During the year ended June 30, 2010, one employee exercised the option to purchase 28,571 shares for $10,000.  During the year ended June 30, 2011, one employee exercised the option to purchase 20,000 shares for $10,400, or $0.52 per share. During the year ended June 30, 2013, 85,000 shares expired. No Grants were made under the Plan during the fiscal year ended June 30, 2013. During the year ended June 30, 2014, 257,000 shares expired and 25,000 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2014 was 381,429 at an average exercise price of $0.87 per share. During the year ended June 30, 2015, 301,429 shares expired and 0 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2015 was 80,000 at an average exercise price of $0.66 per share. During the year ended June 30, 2016, 812,804 shares expired and 0 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2016 was 25,000 at an average exercise price of $0.15 per share. During the year ended June 30, 2017, 0 shares expired and 500,000 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2017 was 525,000 at an average exercise price of $0.17 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2017, concerning shares of the Company’s Common Stock held by (1) each stockholder known to own beneficially more than five percent of any class of the Company’s voting securities as of June 30, 2017, with the number of outstanding common shares at 118,486,728 at such time, (A) each of the Company’s directors, (B) each of the executive officers, and (C) all of the directors and executive officers as a group:

Title of Class	Beneficial Owner	Title of Class	Number of Shares	Percent of Class (1)
Common	Mirella Chavez	Direct ( C)	1,924,660	2%
	6323 W Desert Hills Dr.
	Glendale, AZ 85304

Common	Frank Perrotti, Jr.	Direct (3)	14,726,909	12.43%
	305 Spruce Bank Road
	Hamden, CT 06518

Common	Lawrence G. Ryckman	Indirect (C) (4)	7,592,640	6.41%
	20202 Pacific Coast Highway, #5
	Malibu, California 90265

Common	Sheldon Yakus	Direct (B) (5)	245,797	0.21%
	1778 Lantana Drive
	Miden, NV 89423

Common	Justin Timberlake	Direct (6)	10,579,655	8.93%
	1801 Century Park West
	Los Angeles, CA 90067

Common	Arnold S. Weintraub	Direct (A)	356,464	0.30%
	24901 Northwestern Hwy, #311
	Southfield, MI 48075

Common	Mark Depew	Direct (C) (7)	2,348,290	1.98%
	1325 Deerbrooke Trail
	Cheyenne, WY 82009

Series A Convertible Preference Stock	Murray B. Day	Direct	5,000	32.26%
	549 W. Cresent
	Palo Alto, CA 94301

Series A Convertible Preference Stock	Elliot Leferts	Direct	3,000	19.35%
	60 McNear Drive
	San Rafael, CA 9490

Series A Convertible Preference Stock	Harriet Lloyd	Direct	2,500	16.13%
	1200 California St.
	San Francisco, CA 94109

Series A Convertible Preference Stock	Richard Matza	Direct	2,500	16.13%
	454 Burr Rd.
	Southbury, CT 06488

Series A Convertible Preference Stock	Richard Oliver	Direct	2,500	16.13%
	25466 Adobe Lane
	Los Altos, CA 94022

Series B Senior Redeemable Convertible Preference Stock	J. Patrick Carter	Direct	1,500	42.86%
	2448 E. 81st Street, #4550
	Tulsa, OK 74137

Series B Senior Redeemable Convertible Preference Stock	Robert Stillman	Direct	2,000	57.14%
	2440 Virginia Ave NW, Apt. D 1206
	Washington, DC 20037

Series C Convertible Preferred Stock	John Arrilaga, TTEE	Direct	2,068	15.43%
	2560 Mission College Blvd., #101
	Santa Clara, CA 95054

Series C Convertible Preferred Stock	Paul Essi	Direct	1,171	8.74%
	2450 One Cleveland Center
	Cleveland, OH 44114

Series C Convertible Preferred Stock	Thomas Fersti	Direct	3,592	26.80%
	P.O. Box 284
	761 State St. Millington, MI 48746

	Marton & Kjellaaug Klepp	Direct	1,825	13.62%
	12 Day Road
	Armonk, NY 10504

Series C Convertible Preferred Stock	Gustavo Nicolich	Direct	1,097	8.18%
	P.O. Box 60040
	Palo Alton, CA 94306

Series C Convertible Preferred Stock	Richard Perry, TTEE	Direct	2,068	15.43%
	2200 Cowper Street
	Palo Alto, CA 94301

Series P Convertible Participating Preferred Stock	Robert Huskins	Direct	67,741	78.19%
	42 Shady Vista Rd.
	Rolling Hills Estates, CA 90274

Series P Convertible Participating Preferred Stock	Roderick Thompson	Direct	18,899	21.81%
	Address unknown

	Officers and Directors as a Group		37,891,876	37.22%

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
2.
The above table is based on 118,486,728 shares of Common Stock outstanding as of June 30, 2017, and based on the following shares of other voting stock outstanding as of such date: (i) 15,500 shares of Series A Convertible Preference Stock; (ii) 3,500 shares of Series B Senior Redeemable Convertible Preference Stock; (iii) 13,404 shares of Series C Convertible Preferred Stock; and (iv) 86,640 shares of Series P Convertible Participating Preferred Stock.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3.
Mr. Perrotti owns these shares personally and through an entity, FPJ Investments, in which he serves as the manager and has voting control.
4.
Mr. Ryckman owns these shares personally and through two entities, Maverick Investments and Sundance. The amount listed here includes an option to purchase 500,000 shares of Common Stock at $.20 per share, option to purchase 200,000 shares of Common Stock at $.20 per share, and option to purchase 2,000,000 shares of Common Stock at $.20 per share
5.
Includes an option to purchase 1,000,000 shares of Common Stock at $.45 per share.
6.
Tennman Brands, LLC owns 10,579,665 warrants to purchase shares of Common Stock at an exercise price of $0.18 per share. Justin Timberlake is the beneficial owner of Tennman Brands, LLC and, upon exercise of the warrants, would exercise voting control of the common stock underlying the warrants.
7.
Includes an option to purchase 2,000,000 shares of Common Stock at $.20 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From December 2011 to April 2013, the Company issued convertible notes to Frank Perrotti, Jr., a director of the Company, in the aggregate amount of $2,675,000. The notes bear an average interest rate of 11.25% per annum and are convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.

From February 2010 to December 2010, the Company issued convertible notes to Frank Perrotti, Jr., a director of the Company, in the aggregate amount of $1,000,000. The notes bear an average interest rate of 12.00% per annum and are convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.50 per share.

On November 3, 2011, the Company issued a convertible note to Frank Perrotti, Jr., a director of the Company, in the amount of $250,000. The note bears an interest rate of 15% per annum and is convertible, along with all accrued interest, into shares of the Company’s Common Stock at $0.40 per share.

From April 2011 to October 2011, the Company issued notes to Frank Perrotti, Jr., a director of the Company, for $575,000. The note bears an average interest rate of 9% per annum.

On August 8, 2016, the Company issued notes to the Kayla Depew, a wife of a director of the Company, for $30,000. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.40 per share.

On August 11, 2016, the Company issued notes to the Rosa Chavez, a mom of the CFO of the Company, for $30,000. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.40 per share.

On November 15, 2016, the Company issued notes to Larry Ryckman, CEO of the Company, for $5,000. The note bears an average interest rate of 0% per annum.

From November 2016 to February 2017, the Company issued notes to Mark Depew, a director of the Company, for $37,500. The note bears an average interest rate of 0% per annum.

On June 5, 2017, the Company issued notes to Mirella Chavez, CFO of the Company, for $10,000. The note bears an average interest rate of 0% per annum.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2017 and 2016:

	2017	2016

Audit Fees (1)	$115,000	$110,000
Audit-Related Fees (2)	$-	$1,500
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total Fees	$115,000	$111,500

1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended June 30, 2017 and 2016 and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-Q for those fiscal years.

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

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2017 and 2016.

No “audit-related,” “tax” and “all other” services in 2017 or 2016, as defined above, were approved by the Audit Committee in reliance on the de minimums exception to the preapproval requirements under federal securities laws and regulations.

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

AFTERMASTER, INC.

Date: September 28, 2017	By:	/s/ Larry Ryckman
Larry Ryckman
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Ryckman	President and Director	September 28, 2017
Larry Ryckman	(Principal Executive Officer)

/s/ Mirella Chavez	Chief Financial Officer	September 28, 2017
Mirella Chavez

/s/ Mark Depew	Director	September 28, 2017
Mark Depew

/s/ Arnold S. Weintraub	Director	September 28, 2017
Arnold S. Weintraub

AFTERMASTER, INC.

FINANCIAL STATEMENTS

INDEX TO THE FINANCIAL STATEMENTS	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements	F-3

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Stockholders' Deficit	F-5 - F-6

Consolidated Statements of Cash Flows	F-7 - F-8

Notes to Financial Statements	F-9 - F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AfterMaster, Inc.

We have audited the accompanying consolidated balance sheets of AfterMaster, Inc. (“the Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AfterMaster, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the consolidated financial statements, the Company has incurred losses since inception, has a negative working capital, and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the footnotes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
September 28, 2017

AFTERMASTER, INC.
Consolidated Balance Sheets
	June 30,	June 30,
	2017	2016
ASSETS

Current Assets
Cash	$250,728	$394,325
Accounts receivable	97,103	11,389
Inventory, net	104,891	-
Available for sale securities	123,600	63,600
Prepaid expenses	507,254	1,078,819

Total Current Assets	1,083,576	1,548,133

Property and equipment, net	266,040	294,557

Intangible assets, net	102,243	99,186

Deposits	33,363	33,363
Prepaid expenses, net of current	9,104	18,217

Total Assets	$1,494,326	$1,993,456

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$459,975	$225,001
Accrued interest	185,509	77,335
Deferred revenue	270,623	740,200
Accrued consulting services - related party	22,064	28,561
Lease payable	1,937	984
Derivative Liability	2,145,065	-
Notes payable - related party	610,000	575,000
Notes payable	40,488	40,488
Convertible notes payable - related party, net of discount of $3,818 and $0	3,951,182	3,925,000
Convertible notes payable, net of discount of $549,737 and $22,282, respectively	2,267,845	1,029,718

Total Current Liabilities	9,954,688	6,642,287

Total Liabilities	9,954,688	6,642,287

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 and 2,185,000 shares issued and outstanding, respectively	2,585	2,185
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001, 118,486,728 and 102,133,344 shares issued
and outstanding, respectively	118,493	102,140
Additional paid In capital	63,627,987	58,997,912
Accumulated other comprehensive income	93,600	33,600
Accumulated Deficit	(72,303,551)	(63,785,192)

Total Stockholders' Deficit	(8,460,362)	(4,648,831)

Total Liabilities and Stockholders' Deficit	$1,494,326	$1,993,456

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	June 30,
	2017	2016

REVENUES
AfterMaster Revenues	$338,725	$118,226
Product Revenues	541,259	-
Licensing Revenues	-	1,800,000
Total Revenues	879,984	1,918,226

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	1,250,365	484,507
Depreciation and Amortization Expense	178,071	83,620
Research and Development	221,437	386,949
Advertising and Promotion Expense	45,183	366,740
Legal and Professional Expense	119,520	377,047
Non-Cash Consulting Expense	2,209,950	4,119,978
General and Administrative Expenses	2,956,464	3,590,584

Total Costs and Expenses	6,980,990	9,409,425

Loss from Operations	(6,101,006)	(7,491,199)

Other Income (Expense)
Interest Expense	(1,876,031)	(967,721)
Derivative Expense	(376,427)	-
Change in Fair Value of Derivative	(138,693)	4,376,281
Loss on Available for Sale Securities	-	(1,770,000)
Gain Loss on Extinguishment of Debt	1,724	232,894
Impairment of assets	(27,926)	-

Total Other Income (Expense)	(2,417,353)	1,871,454

Loss Before Income Taxes	(8,518,359)	(5,619,745)
Income Tax Expense	-	-
NET LOSS	$(8,518,359)	$(5,619,745)

Preferred Stock Accretion and Dividends	(169,850)	(105,603)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(8,688,209)	$(5,725,348)

Basic and diluted Loss Per Share of Common Stock	$(0.08)	$(0.06)

Weighted Average Number of Shares Outstanding	108,520,687	98,802,908

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(8,688,209)	(5,725,348)
Unrealized gain on AFS Securities	60,000	33,600
COMPREHENSIVE LOSS	$(8,628,209)	$(5,691,748)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid In	Subscription	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Income	Equity

Balance, June 30, 2015	1,140,044	$1,140	95,280,257	$95,287	$46,314,765	$35,000	$(58,165,447)	$-	$(11,719,255)

Preferred Stock Sold for Cash, net of offering costs of $251,610	1,669,000	1,669	-	-	1,415,721	(35,000)	-	-	1,382,390

Share-Based Compensation to Directors and Employees- Common shares	-	-	812,804	812	364,039	-	-	-	364,851

Total Stock Issued for Consulting Services and Rent	-	-	496,137	496	224,917	-	-	-	225,413

Common stock issued as incentive with Convertible debt	-	-	26,000	27	10,258	-	-	-	10,285

Common stock issued for conversion of debt	-	-	2,667,919	2,668	444,089	-	-	-	446,757

Common stock issued for cash conversion of warrants/options	-	-	886,098	886	175,028	-	-	-	175,914

Common stock issued for conversion of cashless preferred stock and dividends	(100,000)	(100)	259,326	259	26,610	-	-	-	26,769

Common stock issued for interest expense	-	-	1,704,803	1,705	760,371	-	-	-	762,076

Accumulated other comprehensive income from Available for Sale Securities	-	-	-	-	-	-	-	33,600	33,600

Beneficial Conversion Feature	-	-	-	-	22,375	-	-	-	22,375

Derivative liability	-	-	-	-	8,452,561	-	-	-	8,452,561

Share-Based Compensation - Warrants and options	-	-	-	-	787,178	-	-	-	787,178

Net loss for the year ended June 30, 2016						-	(5,619,745)	-	(5,619,745)

Balance, June 30, 2016	2,709,044	$2,709	102,133,344	$102,140	$58,997,912	$-	$(63,785,192)	$33,600	$(4,648,831)

Conversion of Preferred Stock to Common Stock	(150,000)	(150)	315,682	316	7,675	-	-	-	7,841

Preferred Sold for Cash, net of offering costs of $196,853	550,000	550	-	-	352,598	-	-	-	353,148

Common Stock Sold for Cash	-	-	3,471,666	3,470	988,030	-	-	-	991,500

Common stock issued for cash conversion of warrants/options	-	-	3,020,750	3,021	903,204	-	-	-	906,225

Share-Based Compensation to Directors and Employees- Common shares	-	-	1,237,210	1,236	402,710	-	-	-	403,946

Total Stock Issued for Consulting Services and Rent	-	-	2,953,057	2,954	914,198	-	-	-	917,152

Common stock issued as incentive with Convertible debt	-	-	650,000	650	126,950	-	-	-	127,600

Common stock issued for conversion of debt	-	-	2,150,364	2,150	436,631	-	-	-	438,781

Common stock issued for interest expense	-	-	2,532,655	2,533	781,253	-	-	-	783,786

Common stock issued for extension of notes	-	-	22,000	23	5,887	-	-	-	5,910

Accumulated other comprehensive income from Available for Sale Securities	-	-	-	-	-	-	-	60,000	60,000

Beneficial Conversion Feature	-	-	-	-	30,519	-	-	-	30,519

Modification of warrants	-	-	-	-	24,001	-	-	-	24,001

Share-Based Compensation - Warrants and options	-	-	-	-	421,000	-	-	-	421,000

Derivative liability, net of conversion of $130,216	-	-	-	-	(764,581)	-	-	-	(764,581)

Net loss for the year ended June 30, 2017	-	-	-	-		-	(8,518,359)	-	(8,518,359)

Balance, June 30, 2017	3,109,044	$3,109	118,486,728	$118,493	$63,627,987	$-	$(72,303,551)	$93,600	$(8,460,362)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Statements of Cash Flows
	For the Year Ended
	June 30,
	2017	2016

OPERATING ACTIVITIES

Net Loss	$(8,518,359)	$(5,619,745)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	178,630	83,620
Share-based compensation - Common Stock	399,495	364,851
Modification of warrants	24,001	-
Share-based compensation - warrants	-	787,178
Common stock issued for services and rent	94,919	49,037
Common stock issued for preferred dividends	-	26,769
Common stock issued to extend the maturity dates on debt	228,911	-
Common stock issued as incentive with Convertible debt	127,500	30,000
Amortization of debt discount and issuance costs	555,733	139,277
Impairment of assets	27,926	-
Dividend expense	7,841	-
(Gain)/Loss on extinguishment of debt	1,724	(232,894)
Derivative expense	376,427	-
Gain (loss) remeasurement of derivative	138,694	(4,376,281)
Loss on Available for Sale Securities	-	1,770,000
Licensing Revenue from the issuance of AFS Securities	-	(1,800,000)
Changes in Operating Assets and Liabilities:
Accounts receivables	(85,714)	(6,889)
Inventory	(104,891)	-
Other assets	1,768,155	3,500,636
Deposits	-	(19,688)
Accounts payable and accrued expenses	224,014	17,997
Accrued interest	927,741	794,955
Deferred revenue	(469,577)	737,700
Accrued consulting services - related party	(6,497)	(53,706)

Net Cash Used in Operating Activities	(4,103,327)	(3,807,183)

INVESTING ACTIVITIES

Purchase of property and equipment	(149,296)	(284,556)
Purchase of intangible assets	(31,800)	-

Net Cash Used in Investing Activities	(181,096)	(284,556)

FINANCING ACTIVITIES

Common Stock issued for cash	991,500	-
Common Stock issued for conversion of options/warrants	906,225	175,914
A-1 Preferred Stock issued for cash	353,148	1,382,390
Proceeds from notes payable - related party	52,500	-
Repayments of notes payable - related party	(17,500)	-
Proceeds from convertible notes payable - related party	60,000	-
Repayments of convertible notes payable - related party	(30,000)	-
Proceeds from convertible notes payable	2,024,000	845,000
Repayments of convertible notes payable	(200,000)	(17,500)
Repayments of notes payable	-	(50,000)
Lease Payable	953	(35,442)
Net Cash Provided by Financing Activities	4,140,826	2,300,362

NET CHANGE IN CASH	(143,597)	(1,791,377)
CASH AT BEGINNING OF PERIOD	394,325	2,185,702

CASH AT END OF PERIOD	$250,728	$394,325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Taxes	$ -	$ -

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$30,519	$22,375
Conversion of notes and Interest into common stock	$438,781	$1,208,833
Conversion of preferred stock for common stock	$300	$200
Debt discount	$26,957	$-
Conversion of Derivative Liability	$130,216	$8,452,561
MTM on AFS securities	$60,000	$33,600
Common stock issued with convertible debt	$33,349	$10,284
Common stock issued for prepaid expenses	$822,233	$176,376
Derivative liability	$1,760,160	$13,900
Original Issue Discount	$127,000	$115,000
Conversion of accrued interest into common stock	$783,786	$-
Warrants issued for prepaid expenses	$365,244	$-

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2017 and 2016

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

Notes and Other Receivables
Notes and other receivables are stated at amounts management expects to collect. An allowance for doubtful accounts is provided for uncollectible receivables based upon management's evaluation of outstanding accounts receivable at each reporting period considering historical experience and customer credit quality and delinquency status. Delinquency status is determined by contractual terms. Bad debts are written off against the allowance when identified. Allowance for doubtful accounts were $0 for the years ended June 30, 2017 and 2016.

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of June 30, 2017 and 2016, the Company’s cash balances were within the FDIC insurance coverage limits.

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

For the year ended June 30, 2017 there was no customer that accounted for a material portion of total revenues, and 2016 there was one customer that accounted for $1,800,000 of total revenues, due to a one-time licensing deal.

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

The Company's revenues are generated from AfterMaster products and services, licensing fees, AfterMaster Pro, sessions revenue, and remastering.  Revenues related to licensing fees generated per a term sheet with bBooth are recorded when payment is received as there is no current executed agreement in place and the term of use is indefinite, pursuant to which bBooth agreed to acquire exclusive rights to license certain technologies, intellectual property, and patents from AfterMaster. The key terms of the letter agreement consist of the following:

●
bBooth agreed to pay the Company $1,250,000 over 18 months, for a conditional perpetual license of intellectual property (including related patents and other assets), of which, to date, $200,000 has been received;
●
bBooth agreed to grant 600,000 shares of our common stock to Studio One, which shares were received on November 10, 2015 valued at $1,800,000 and;
●
upon full receipt of the $1,250,000 cash consideration, Bbooth will have the option to purchase six complete MyStudio booths, one fully operational mobile studio and truck, and an interest in its MyStudio TV show, for nominal additional consideration.

Revenues related to AfterMaster Pro sells through consumer retail distribution channels and through our website. For sales through consumer retail distribution channels, revenue recognition occurs when title and risk of loss have transferred to the customer which usually occurs upon shipment to the customers. We established allowances for expected product returns and these allowances are recorded as a direct reduction to revenue. Return allowances are based on our historical experience. Revenues related to sessions and remastering are recognized when the event occured.

Cost of Revenues
The Company’s cost of revenues includes studio lease expense, employee costs, and other nominal amounts.  Costs associated with products are recognized at the time of the sale. Costs incurred to provide services are recognized as cost of sales as incurred. Depreciation is not included within cost of revenues.

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, Accounting for Research and Development Costs. The Company incurred research and development expenses of $221,437 and $386,949 during the years ended June 30, 2017 and 2016.

Advertising Expenses
The Company expenses advertising costs in the period in which they are incurred. Advertising expenses were $45,183 and $366,740 for the years ended June 30, 2017 and 2016.

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

Convertible Securities and Derivatives
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

The Company entered into multiple amendments to a note payable to extend the maturity date (the Amendments). The Company agreed to additional $30,000 extension fees which were converted at a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. This creates a situation where the Company no longer has shares enough available to “cover” all potential equity issuance obligations during the period of issuance until conversion.

On February 3, 2017, the company entered into a note payable with an unrelated party at a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. Additionally, the note contains a ratchet provision. The Company determined under ASC 815, that the embedded conversion feature (if offering of common stock is at no consideration or at a price that is lower than the effective conversion price on the date shares are offered for sale, then a ratchet down of effective exercise price to price per share offered for common stock would be used to determine additional shares to be issued). The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability. Accordingly, all convertible instruments issued after February 3, 2017 are considered derivatives according to the Company’s sequencing policy.

The Company values these convertible notes payable using the multinomial lattice method that values the derivative liability within the notes based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Loss Per Share
Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the years ended June 30, 2017 and 2016 of $169,850 and $105,603, respectively.

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

For the years ended June 30, 2017 and 2016, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 22,614,408 and 26,492,360 at June 30, 2017 and 2016, respectively.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2012 to 2017 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $72,303,551, negative working capital of $8,871,112, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following as of June 30, 2017 and 2016:

	2017	2016
Furniture and Office Equipment	$51,390	$47,497
Office Equipment and Computers	413,467	314,706
Studios	255,665	255,665
Vehicles	60,524	60,524
Leasehold Improvements	66,658	47,940
Computer Software	56,232	56,232
Accumulated Depreciation	(637,894)	(488,007)
Net Property and Equipment	$266,040	$294,557

Depreciation expense for the years ended June 30, 2017 and 2016 was $149,887 and $71,932, respectively. The Company impaired assets totaling $27,926 and $0 for the years ended June 30, 2017 and 2016, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following on June 30, 2017 and June 30, 2016:

	2017	2016
Patterns and Molds	$18,915	$18,916
Website Costs	240,415	208,615
Video Backgrounds	16,172	16,172
Accumulated Amortization	(173,259)	(144,517)
Intangible Assets, Net	$102,243	$99,186

 Amortization expense for the years ended June 30, 2017 and 2016 was $28,742 and $11,687, respectively.  The Company’s future estimated amortization for the above intangible assets are as follows:

Year	Amortization
2018	$29,808
2019	28,452
2020	24,847
2021	18,088
2022	1,048
Total	$102,243

NOTE 5 – SECURITIES AVAILABLE-FOR-SALE

On November 10, 2014, the Company received 600,000 shares of b Booth stock as part of an Asset License agreement with b Booth. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in b Booth stock, as follows:

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value
Equity securities	$63,600	$60,000	$-	$-	$-	$123,600

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value
Equity securities	$1,800,000	$33,600	$-	$-	$(1,770,000)	$63,600

NOTE 6 – INVENTORIES

Inventories are stated at the first in first out and consisted of the following:

	June 30, 2017	June 30, 2016

Components	$159,017	$-
Finished Goods	-	-
Allowance / Reserve	(54,126)	-
Totals	$104,891	$-

NOTE 7– NOTES PAYABLE

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of June 30, 2017 and 2016, respectively:

Convertible Notes Payable – Related Parties
	June 30,	June 30,
	2017	2016

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of June 30, 2017 and June 30, 2016.	$3,925,000	$3,925,000
$30,000 face value of which $30,000 has been paid.	-	-
$30,000 face value, issued in August 2016, interest rate of 0%, matures January 2017, a gain on extinguishment of debt was recorded totaling $3,818 net unamortized discount of $0 as of June 30, 2017.	26,182	-
Total convertible notes payable – related parties	3,951,182	3,925,000
Less current portion	3,951,182	3,925,000
Convertible notes payable – related parties, long-term	-	$-

The notes were amended on February 15, 2016 to March 16, 2016. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On August 8, 2016, the Company issued a convertible note to a related individual for $30,000 that matures on October 8, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 21,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period. The note was amended on November 15, 2016 to extend the maturity date to January 31, 2017 and again on May 10, 2017 to extend the maturity date to October 1, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a extinguishment of the debt and not modification of the debt resulting in a gain on extinguishment of debt of $3,818.

On August 11, 2016, the Company issued a convertible note to a related individual for $30,000 that matures on October 11, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 21,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period. The Company paid $30,000 of principal. The note was amended on November 21, 2016 to extend the maturity date to January 31, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of June 30, 2017, and 2016, respectively:

Convertible Notes Payable - Non-Related Parties
	June 30,	June 30,
	2017	2016
$15,000 face value of which $15,000 was converted.	$-	$15,000
$50,000 face value of which $50,000 was converted.	-	50,000
$20,000 face value of which $20,000 was converted.	-	20,000
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 14, 2017, net unamortized discount of $0 as of June 30, 2017 and June 30, 2016, respectively.	7,000	7,000
$100,000 face value of which $100,000 has been paid.	-	100,000
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $130,000, matures November 2017, net unamortized discount of $0 of June 30, 2017 and June 30, 2016, respectively, of which $200,000 has been paid.	430,000	600,000
$100,000 face value, issued in February 2016, interest rate of 10%, matures March 2018, net unamortized discount of $0 as of June 30, 2017, respectively.	100,000	97,007
$15,000 face value of which $15,000 was converted.	0	14,538
$25,000 face value, issued in February 2016, interest rate of 10%, matures October 15, 2017, net unamortized discount of $0 as of June 30, 2017 respectively.	25,000	21,646
$10,000 face value of which $10,000 was converted.	0	8,618
$100,000 face value, issued in March 2016, interest rate of 10%, matures January 2018, net unamortized discount of $0 as of June 30, 2017 and June 30, 2016, respectively.	100,000	86,235
$10,000 face value, issued in March 2016, interest rate of 10%, matures March 2018, net unamortized discount $0 of June 30, 2017.	10,000	9,674
$50,000 face value, issued in July 2016, interest rate of 0%, matures January 2018, net unamortized discount of $0 of June 30, 2017.	50,000	-
$50,000 face value, issued in August 2016, interest rate of 0%, matures August 2017, a gain on extinguishment of debt was recorded totaling $5,418 as of June 30, 2017.	44,582	-
$1,000,000 face value, issued in September 2016, interest rate of 10%, matures September 2018, net unamortized discount of $0 as of June 30, 2017.	1,000,000	-
$149,000 face value, issued in February 2017, interest rate of 10%, matures November 2017, net amortized discount of $59,741 as of June 30, 2017.	89,260	-
$224,000 face value, issued in February 2017, interest rate of 10%, matures November 2017, net amortized discount of $119,795 as of June 30, 2017.	104,205	-

$258,000 face value, issued in February 2017, interest rate of 12%, matures August 2017, net amortized discount of $48,464 as of June 30, 2017.	209,536	-
$55,000 face value, issued in June 2017, interest rate of 7%, matures January 2018, net amortized discount of $50,631 as of June 30, 2017.	4,369	-
$100,000 face value, issued in June 2017, interest rate of 10%, matures June 2018, net amortized discount of $52,317 as of June 30, 2017.	47,683	-
$265,000 face value, issued in May 2017, interest rate of 10%, matures February 2018, net amortized discount of $218,790 as of June 30, 2017.	46,210	-

Total convertible notes payable – non-related parties	2,267,845	1,029,718
Less current portion	2,267,845	1,029,718
Convertible notes payable – non-related parties, long-term	$-	$-

On October 27, 2015, the Company issued a convertible note to an unrelated individual for $100,000 that matures on February 27, 2016. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.50 per share. The note was amended on May 23, 2016 to extend the maturity date to July 23, 2016 and amended again on November 15, 2016 to extend the maturity date to January 31, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The note was converted on May 12, 2017 at a rate of $0.30 per share for a total of 333,333 shares of common stock plus two sets of 333,333 of warrants with a life of 5 years and conversion rates of $0.40 and $0.60 per share.

On July 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on September 26, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued warrants to purchase 35,000 shares of 144 restricted common stock at an exercise price $0.30 for a two-year period. The note was amended on November 21, 2016 to extend the maturity date to January 31, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did result in significant and consequential changes to the economic substance of the debt and thus resulted in a extinguishment of the debt and not modification of the debt resulting in a gain on extinguishment of debt of $5,418. The note was amended on September 28, 2017 to extend the maturity date to January 15, 2018, , as additional consideration the Company issued 15,000 shares of common stock valued at $2,398.80

On August 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on August 26, 2017.  The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share. The note was amended on September 28, 2017 to extend the maturity date to January 01, 2018. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On September 1, 2016, an unrelated individual converted a convertible note entered into on August 21, 2012, with a principal balance of $50,000 and $20,165 in accrued interest at a rate of $0.25 per share of the Company’s Common stock for 280,658 shares.

On September 27, 2016, the Company issued a convertible note to an unrelated individual for $1,000,000 that matures on December 22, 2016. The note was amended subsequently in February 2, 2017 to extend the maturity date to June 30, 2017The fund will be used for the manufacturing of the companies AfterMaster Pro TV box. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40, per share, as part of the note the company issued 100,000 shares of 144 restricted common stock for a value of $33,349.

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

The note was amended on September 28, 2017 to extend the maturity date to September 21, 2018, as additional consideration the Company issued 75,000 shares of common stock valued at $11,993 and 400,000 warrants valued at $34,922. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The company paid $200,000 in principle balance leaving a remain balance of $430,000 including the extension fees and is not convertible unless the borrower defaults under the amendment agreement dated January 1, 2017. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event, so no BCF was valued. The Company extended the maturity date for the sixth time by issuing additional $30,000 convertible notes on January 1, 2017 to February 15, 2017 and per the terms of the note there are no derivatives until it becomes convertible on the original note, however the $30,000 addition for the extension is to be considered derivatives. The Lender released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 2 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000. Due to the conversion into 145,929 shares of common stock on January 1, 2017 (extension date) and January 3, 2017 (conversion date) sequencing is required on other instruments. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40.The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension and conversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation. The Company extended the maturity date for the seventh time by increasing the principal balance by $30,000 on February 27, 2017 to May 6, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The Company extended the maturity date for the eighth time by increasing the principal balance by $30,000 on May 9, 2017 to June 20, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The Company extended the maturity date for the ninth time by increasing the principal balance by $30,000 on June 20, 2017 to August 4, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 3, 2017, the Company issued a convertible note to an unrelated company for $258,000 that matures on August 3, 2017. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 57.5% of the lowest price of the Company’s Common Stock during the thirty (30) trading days immediately prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

In conjunction with the note, the Company issued to the holder 550,000 refundable shares of restricted Common Stock to be held in a treasury account and will be returned to the company if the note is paid on or before the due date. The value of the debt discount recorded was $163,749 and the debt discount related to the attached relative fair value of the restricted Common Stock was $94,251, for a total debt discount of $229,046 and was limited to the value of the note.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On May 12, 2017, the Company issued a convertible note to an unrelated company for $265,000 that matures on February 17, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at the lesser of $.31 and 60% of the lowest closing bids 25 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero.The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On June 13, 2017, the Company issued a convertible note to an unrelated company for $55,000 that matures on January 13, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 30 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero.The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

In conjunction with the note, the Company issued to the holder 55,000 warrants to purchase Common The value of the debt discount recorded was $41,150 and the debt discount related to the attached relative fair value of warrants was $8,850, for a total debt discount of $50,000, and a derivative expense of $9,432.

On June 30, 2017, the Company issued a convertible note to an unrelated company for $100,000 that matures on June 30, 2018. The note bears 7% interest per annum and is convertible into shares of the Company’s common stock at $.17 per share.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of June 30, 2017 and 2016:

Notes Payable – Related Parties

	June 30,	June 30,
	2017	2016

Various term notes with total face value of $627,500 issued from April 11 to June 17, interest rates range from 0% to 15%, net of unamortized discount of $0 as of June 30, 2017 and June 30, 2016, respectively, of which $35,000 has been paid.	$610,000	$575,000
Total notes payable – related parties	610,000	575,000
Less current portion	610,000	575,000
Notes payable - related parties, long term	$-	$-

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of June 30, 2017 and 2016:

Notes Payable – Non-Related Parties
	June 30,	June 30,
	2017	2016
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
Total note payable – non-related parties	40,488	40,488
Less current portion	40,488	40,488
Notes payable – non-related parties, long-term	$-	$-

NOTE 8 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	2,585,000	3,581,964
Series B Convertible Preferred	200,000	3,500	35,000
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	-
Series E Convertible Preferred	1,000,000	275,000	-
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	3,109,044	$3,616,964

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the fiscal year ended June 30, 2017 the Company issued 550,000 shares of Series A-1 Preferred Stock for $550,000 in cash and paid $196,853 in cash offering costs.  The Company had one conversion of 150,000 shares of Series A-1 Preferred Stock for 300,000 shares of Common Stock, and issued 15,682 shares of Common Stock of payment of $7,481 in accrued dividends.

During the fiscal year ended June 30, 2016 the Company issued 1,669,000 shares of Series A-1 Preferred Stock for $1,382,390 in cash, net of $286,610 of issuance costs, respectively. The Company had two conversions of 100,000 shares of Series A-1 Preferred Stock for 200,000 shares of Common Stock, and issued 59,326 shares of Common Stock of payment of $26,769 in accrued dividends.

During the fiscal years ended June 30, 2017 and 2016, the outstanding Preferred Stock accumulated $169,567 and $105,603 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of June 30, 2017 were approximately $886,185.

NOTE 9 – COMMON STOCK

Fiscal Year Ended June 30, 2017

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 118,486,728 and 102,133,344 were issued outstanding as of June 30, 2017 and 2016, respectively. The Company amended its articles of incorporation on August 28, 2015 to increase the number of authorized shares to 250,000,000. The activity surrounding the issuances of the Common Stock is as follows:

The Company issued 3,471,666 shares of Common Stock for cash valued at $991,500.

The Company issued 2,150,364 shares of Common Stock for the conversion of notes and accrued interest valued at $438,781.

The Company also issued 650,000 shares of Common Stock as incentive to notes valued at $127,600. The Beneficial Conversion was valued at $30,519.

The Company also issued 300,000 shares of Common Stock for conversion of Preferred Stock, and issued 15,682 shares of Common Stock of payment of $7,841 in accrued dividends.

The Company issued 2,953,057 shares of Common Stock as payment for services and rent valued at $917,152.

The Company issued 3,020,750 shares of Common Stock for the conversion warrants valued at $906,225.

The Company issued 22,000 shares of Common Stock for the extension of two convertible notes valued at $5,910.

As share-based compensation to employees and non-employees, the Company issued 1,237,210 shares of common stock valued at $403,945, based on the market price of the stock on the date of issuance. As interest expense on outstanding notes payable, the Company issued 2,532,655, shares of common stock valued at $783,786 based on the market price on the date of issuance.

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

NOTE 10 – STOCK PURCHASE OPTIONS AND WARRANTS

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

Stock Purchase Options

During the fiscal year ended June 30, 2017, the Company issued 500,000 stock purchase options.

During the fiscal year ended June 30, 2016, the Company did not issue any stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2017.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2016	25,000	$0.15	$0.24	2.00	$3,750
Granted	500,000	0.18	0.16	5.00	90,000
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of June 30, 2017	525,000	$0.18	$0.16	4.81	$93,750

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2016

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2015	80,000	$0.66	$0.59	1.20	$52,900
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(55,000)	0.89	-	-	(49,150)
Outstanding as of June 30, 2016	25,000	$0.15	$0.24	2.00	$3,750

Stock Purchase Warrants

During the fiscal year ended June 30, 2017, the Company issued warrants to purchase a total of 10,424,998. The Company issued 455,000 warrants in conjunction with four promissory notes executed in February 2017 to June 2017. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	June 30, 2017	June 30, 2016
Expected volatility	92-126%	106-114%
Expected dividends	0%	0%
Expected term	0-5 Years	2-5 Years
Risk-free interest rate	0.74-1.89%	0.71-1.01%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2017.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2016	35,034,550	$0.36	$0.45	4.31	$12,767,108
Granted	10,424,998	0.46	0.18	2.07	4,404,232
Exercised	(3,020,750)	-	-	-	-
Cancelled/Expired	(2,511,701)	0.36	-	-	(2,026,505)
Outstanding as of June 30, 2017	39,927,097	$0.38	$0.45	3.38	$15,144,835

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2016.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2015	31,981,778	$0.43	$0.50	4.98	$13,585,289
Granted	5,172,000	0.45	0.33	3.52	2,316,000
Exercised	(813,360)	-	-	-	(630,364)
Cancelled/Expired	(1,175,868)	0.53	-	-	(2,513,817)
Outstanding as of June 30, 2016	35,034,550	$0.36	$0.45	4.31	$12,767,108

NOTE 11 – INCOME TAXES

The components of the income tax (benefit) provision are as follows:

As of
	June 30,	June 30,
	2017	2016
Current
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred
Federal	-	-
State	-	-
Total Deferred	-	-

Income tax provision	$-	$-

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	As of
	June 30,	June 30,
	2017	2016
Income tax benefit based on federal statutory rate	$4,914,000)	$(488,000)
State income tax benefit, net of federal income tax	(475,000)	(487,000)
Change in deferred tax valuation allowance	5,389,000	975,000
Other, net	-	-
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of
	June 30,	June 30,
	2017	2016
Deferred tax assets:
Debt extinguishment	$-	$-
Impairment of fixed assets	-	-
Domestic net operating loss carryforwards	11,671,000	10,475,000
Total gross deferred tax assets	11,671,000	10,475,000

Less valuation allowance on deferred tax assets	(11,671,000)	(10,475,000)
Net deferred tax assets	-	-

Deferred tax liabilities:
Deferred costs	-	-

Total deferred tax liabilities	-	-
Net deferred taxes	$-	$-

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

As of June 30, 2017, and 2016, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $32 million and $28 million, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future year subject to limitations of Section 382 of the Internal Revenue Code for federal income and Arizona tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.  If not utilized, the federal and state net operating loss carry-forwards will begin expiring in 2017.

NOTE 12 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2017, and 2016. The fair values of the derivative instruments are measured each quarter, which resulted in a (loss) gain of $(138,693) and $4,376,280, and derivative expense of $376,427 and $0 during the fiscal years ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016, the fair market value of the derivatives aggregated $2,145,065 and $0, respectively, using the following assumptions: estimated 0.12-5.02 year term, estimated volatility of 86.22-125.67%, and a discount rate of 0.44-1.89%.

NOTE 13 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2017, are summarized as follows:

	Level 1	Level 2	Level 3 (1)	Total
Fair value of derivatives	$-	$-	$2,145,065	$2,145,065
Securities available-for-sale	$123,600	$-	$-	$123,600

Liabilities measured at fair value on a recurring basis at June 30, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-
Securities available-for-sale	$63,600	$-	$-	$63,600

(1) Fair value is calculated using the multinomial lattice method.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

On August 4, 2016, the Company received a Demand for Arbitration/Arbitration Notice filed with the National Arbitration and Mediation (“NAM”) ON August 1, 2016, by PCG Advisory Group (“PCG”) against the Company. The Company settled with PCG on November 11, 2016.

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017. The total lease expense for the facility is approximately $17,220 per month, and the total remaining obligations under these leases at June 30, 2017, were approximately 108,350.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,888 per month, and the total remaining obligations under this leases at June 30, 2017, were approximately $37,135.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,224 per month, and the total remaining obligations under this leases at June 30, 2017, were approximately $348,558.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under this leases at June 30, 2017, were approximately $121,305.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2018	255,122
2019	141,464
2020	131,475
2021	87,287
2022	-
Total	$615,347

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2017 were approximately $886,185.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2015, 2016, and 2017.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

From July through September, the Company issued 1,625,000 shares of Common Stock for $170,000 in cash as part of a private placement. The Company also issued 75,000 warrants as part of a private placement valued at $6,019. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The company also issued 120,000 shares of Common Stock for $170,000 in services.

On July 31, 2017, the Company issued a convertible note to an unrelated company for $78,000, which included $75,000 in proceeds and $3,000 in legal fees, that matures on April 10, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On August 2, 2017, the Company issued a convertible note to an unrelated party for $50,000 that matures on August 24, 2017. The note bears 0% interest per annum, in lieu of interest the Company issued 12,000 shares of common stock on August 4, 2017. The note is convertible into shares of the Company’s common stock at $0.10 per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The note was amended on September 15, 2017, to extend the maturity date to October 15, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The company pay $16,000 in principal and on September 15, 2017, the note converted the remaining principal of $34,000 for $340,000 shares of common stock.

On August 2, 2017, the Company issued a convertible note to an unrelated company for $60,500, which includes proceeds of $55,000, $5,500 in OID, and $7,250 paid for legal and other fees, that matures on August 2, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On August 4, 2017, the Company issued a convertible note to an unrelated party for $10,000 that matures on August 4, 2018. The note bears 0% interest per annum, in lieu of interest the Company issued 3,500 shares of common stock on August 7, 2017. The note is convertible into shares of the Company’s common stock at $0.10 per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On August 15, 2017, the Company issued a convertible note to an unrelated company for $82,250, which included $75,000 in proceeds and $7,250 in legal and other fees, that matures on April 18, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (2) days to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On August 16, 2017, the Company issued a convertible note to an unrelated company for $53,000, which included $50,000 in proceeds and $3,000 in legal fees, that matures on June 16, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On August 25, 2017, the Company issued a note to an unrelated party for $52,000 as part of an Accounts Receivable Financing Agreement, which included $50,000 in proceeds and an OID of $2,000, that matures on October 25, 2017. The note bears 0% interest per annum. As additional consideration the Company also issued 50,000 warrants valued at $6,625. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On August 31, 2017, the Company issued a note to an unrelated party for $52,000 as part of an Accounts Receivable Financing Agreement, which included $50,000 in proceeds and an OID of $2,000, that matures on October 31, 2017. The note bears 0% interest per annum. As additional consideration the Company also issued 50,000 warrants valued at $6,773. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On September 8, 2017, the Company issued a convertible note to an unrelated company for $65,000, which included $58,500 in proceeds and $6,500 in OID, that matures on March 8, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 55% of either the lowest sales price for common stock on principal market during the twenty-five consecutive trading days including the immediately preceding the conversion date. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On September 11, 2017, the Company issued a convertible note to an unrelated party for $10,000 that matures on September 11, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On September 19, 2017, the Company issued a note to an unrelated party for $81,000 which included $74,504 in proceeds, $6,000 in OID, and $496 in other fees, that matures on March 19, 2018. The note bears 8% interest per month. As additional consideration the Company is to issue 75,000 shares of common stock within 10 days.

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The company paid $200,000 in principle balance leaving a remain balance of $430,000 including the extension fees and is not convertible unless the borrower defaults under the amendment agreement dated January 1, 2017. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event, so no BCF was valued. The Company extended the maturity date for the sixth time by issuing additional $30,000 convertible notes on January 1, 2017 to February 15, 2017 and per the terms of the note there are no derivatives until it becomes convertible on the original note, however the $30,000 addition for the extension is to be considered derivatives. The Lender released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 2 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000. Due to the conversion into 145,929 shares of common stock on January 1, 2017 (extension date) and January 3, 2017 (conversion date) sequencing is required on other instruments. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension and conversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation. The Company extended the maturity date for the seventh time by increasing the principal balance by $30,000 on February 27, 2017 to May 6, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The Company extended the maturity date for the eighth time by increasing the principal balance by $30,000 on May 9, 2017 to June 20, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The Company extended the maturity date for the ninth time by increasing the principal balance by $30,000 on June 20, 2017 to August 4, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The Company extended the maturity date for the tenth time by paying additional consideration of $30,000 on August 3, 2017 to September 18, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The Company extended the maturity date for the tenth time by paying additional consideration of $30,000 on September 18, 2017 to November 2, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 90,000 warrants valued at $11,720 on September 8, 2017 to November 2, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On August 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on August 26, 2017.  The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share. The note was amended on June 30, 2017 to extend the maturity date to October 1, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The note was amended again on September 28, 2017 to extend the maturity date to January 1, 2018. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On March 7, 2016, the Company issued a convertible note to an unrelated individual for $100,000 that matures on March 7, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share. The Company valued a BCF related to the note valued at $24,269 and debt discount related to the 10,000 shares of common stock issued with the note at a relative fair value of $4,569. The note was amended again on September 28, 2017 to extend the maturity date to January 15, 2018, as additional consideration the Company issued 25,000 shares of common stock valued at $3,998. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On July 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on September 26, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued warrants to purchase 35,000 shares of 144 restricted common stock at an exercise price $0.30 for a two-year period. The note was amended on September 28, 2017 to extend the maturity date to January 15, 2018, as additional consideration the Company issued 15,000 shares of common stock valued at $2,398.80. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On August 03, 2017 and September 15, 2017, the Company make payments totaling $125,000 for principal on a $258,000 convertible note to an unrelated company.

On September 12, 2017 and September 19, 2017, the Company make payments totaling $35,000 for principal and interest on convertible notes in the amount of $373,000 to unrelated company.

On September 27, 2016, the Company issued a convertible note to an unrelated individual for $1,000,000 that matures on December 22, 2016. The note was amended subsequently in February 2, 2017 to extend the maturity date to June 30, 2017. The fund will be used for the manufacturing of the companies AfterMaster Pro TV box. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40, per share, as part of the note the company issued 100,000 shares of 144 restricted common stock for a value of $33,349. The note was amended on September 28, 2017 to extend the maturity date to September 21, 2018, as additional consideration the Company issued 75,000 shares of common stock valued at $11,993 and 400,000 warrants valued at $34,922.The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 15, 2016, the Company issued a convertible note to an unrelated individual for $25,000 that matures on February 15, 2017. The note was amended subsequently in September 28, 2017 to extend the maturity date to October 15, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.