Form 10-Q
period 2017-09-30
AFTERMASTER, INC.
filed 2017-11-16
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☐ Yes ☒ No

At November 16, 2017, the number of shares outstanding of Common Stock, $0.001 par value, was 123,249,082 shares.

AFTERMASTER, INC.
Consolidated Balance Sheets
	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS

Current Assets
Cash	$86,634	$250,728
Accounts receivable	552,877	97,103
Inventory, net	206,548	104,891
Available for sale securities	47,940	123,600
Prepaid expenses	462,720	507,254

Total Current Assets	1,356,719	1,083,576

Property and equipment, net	235,252	266,040

Intangible assets, net	97,758	102,243

Deposits	33,363	33,363
Prepaid expenses, net of current	-	9,104

Total Assets	$1,723,092	$1,494,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$518,642	$459,975
Accrued interest	351,336	185,509
Deferred revenue	266,692	270,623
Accrued consulting services - related party	33,449	22,064
Lease payable	-	1,937
Derivative Liability	2,932,616	2,145,065
Notes payable - related party	618,000	610,000
Notes payable, net of discount $29,744 and $0, respectively	195,744	40,488
Convertible notes payable - related party, net of discount of $0 and $3,818, respectively	3,955,000	3,951,182
Convertible notes payable, net of discount of $622,677 and $549,737, respectively	2,470,073	2,267,845

Total Current Liabilities	11,341,552	9,954,688

Total Liabilities	11,341,552	9,954,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 and 2,185,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001, 122,674,082 and 118,486,728 shares issued
and outstanding, respectively	122,681	118,493
Additional paid In capital	64,256,052	63,627,987
Accumulated other comprehensive income	17,940	93,600
Accumulated Deficit	(74,018,242)	(72,303,551)

Total Stockholders' Deficit	(9,618,460)	(8,460,362)

Total Liabilities and Stockholders' Deficit	$1,723,092	$1,494,326

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	September 30,
	2017	2016

REVENUES
AfterMaster Revenues	$120,715	$54,486
AfterMaster Product Revenues	494,681	-
Total Revenues	615,396	54,486

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	156,328	162,095
Depreciation and Amortization Expense	38,969	40,539
Research and Development	2,194	66,995
Advertising and Promotion Expense	2,016	15,079
Legal and Professional Expense	14,190	24,266
Non-Cash Consulting Expense	76,438	871,971
General and Administrative Expenses	786,990	712,836

Total Costs and Expenses	1,077,125	1,893,781

Loss from Operations	(461,729)	(1,839,295)

Other Expense
Interest Expense	(875,313)	(369,073)
Derivative Expense	(133,652)	-
Change in Fair Value of Derivative	(209,039)	(111)
Loss on Extinguishment of Debt	(34,958)	-

Total Other Expense	(1,252,962)	(369,184)

Loss Before Income Taxes	(1,714,691)	(2,208,479)
Income Tax Expense	-	-
NET LOSS	$(1,714,691)	$(2,208,479)

Preferred Stock Accretion and Dividends	(56,367)	(42,238)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,771,058)	$(2,250,717)

Basic and diluted Loss Per Share of Common Stock	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding	119,459,942	102,516,086

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,771,058)	(2,250,717)
Unrealized gain on AFS Securities	(75,660)	23,400
COMPREHENSIVE LOSS	$(1,846,718)	$(2,227,317)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	September 30,
	2017	2016

OPERATING ACTIVITIES

Net Loss	$(1,714,691)	$(2,208,479)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	38,969	40,539
Share-based compensation - Common Stock	100,589	106,014
Common stock issued for services and rent	-	3,838
Common stock issued to extend the maturity dates on debt	16,897	60,000
Amortization of debt discount and issuance costs	418,126	92,241
Loss on extinguishment of debt	34,958	-
Derivative expense	133,652	-
Gain remeasurement of derivative	209,039	111
Changes in Operating Assets and Liabilities:
Accounts receivables	(455,774)	(4,606)
Inventory	(101,657)	(41,333)
Other assets	76,438	745,431
Accounts payable and accrued expenses	64,084	124,414
Accrued interest	443,455	216,880
Deferred revenue	(3,931)	14,371
Accrued consulting services - related party	11,385	(697)

Net Cash Used in Operating Activities	(728,461)	(851,276)

INVESTING ACTIVITIES

Purchase of property and equipment	(546)	(53,353)
Purchase of intangible assets	(3,150)	(23,000)

Net Cash Used in Investing Activities	(3,696)	(76,353)

FINANCING ACTIVITIES

Common Stock issued for cash	168,500	-
A-1 Preferred Stock issued for cash	-	346,000
Proceeds from notes payable	175,000	-
Proceeds from notes payable - related party	18,000	-
Repayments of notes payable - related party	(10,000)	-
Proceeds from convertible notes payable	438,500	1,160,000
Repayments of convertible notes payable	(220,000)	-
Lease Payable	(1,937)	(984)
Net Cash Provided by Financing Activities	568,063	1,505,016

NET CHANGE IN CASH	(164,094)	577,387
CASH AT BEGINNING OF PERIOD	250,728	394,325

CASH AT END OF PERIOD	$86,634	$971,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$30,000	$30,519
Conversion of notes and Interest into common stock	$34,000	$334,804
Conversion of preferred stock for common stock	$-	$200
Conversion of Derivative Liability	$31,895	$56,791
MTM on AFS securities	$75,660	$23,400
Common stock issued with convertible debt	$15,963	$33,349
Common stock issued for prepaid expenses	$22,800	$118,250
Derivative liability	$435,778	$56,680
Original Issue Discount	$35,250	$-
Conversion of accrued interest into common stock	$217,628	$-
The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2017 audited financial statements.  The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $74,018,242, negative working capital of $9,984,833, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Investments
Our available for securities are considered Level 1. Realized gains and losses on these securities are included in “Other income (expense) – net” in the consolidated statements of operations using the specific identification method. Unrealized gains and losses, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in other income (expense) – net, with the corresponding reduction to the carrying basis of the investment.

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
September 30, 2017 and June 30, 2017

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

Income Taxes
There is no income tax provision for the three months ended September 30, 2017 and 2016 due to net operating losses for which there is no benefit currently available.

At September 30, 2017, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company's revenues are generated from AfterMaster products and services, AfterMaster Pro, sessions revenue, and remastering.  Revenues related to AfterMaster Pro sells through consumer retail distribution channels and through our website. For sales through consumer retail distribution channels, revenue recognition occurs when title and risk of loss have transferred to the customer which usually occurs upon shipment to the customers. We established allowances for expected product returns and these allowances are recorded as a direct reduction to revenue. Return allowances are based on our historical experience. Revenues related to sessions and remastering are recognized when the event occured.

Cost of Revenues
The Company’s cost of revenues includes employee costs, and other nominal amounts.  Costs associated with products are recognized at the time of the sale and when the inventory is shipped. Costs incurred to provide services are recognized as cost of sales as incurred. Depreciation is not included within cost of revenues.

Loss Per Share
Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the three months ended September 30, 2017 and 2016 of $56,367 and $42,238, respectively.

Diluted earnings per Common Share is computed by dividing net loss attributable to Common shareholders by the weighted-average number of Shares of Common Stock outstanding during the period increased to include the number of additional Shares of Common Stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible Preferred Stock, stock options, warrants, and convertible debt. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s Common Stock can result in a greater dilutive effect from potentially dilutive securities.

For the three months ended September 30, 2017 and 2016, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 37,364,624 and 27,689,839 at September 30, 2017 and 2016, respectively.

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

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

On November 10, 2014, the Company received 600,000 shares of b Booth stock as part of an Asset License agreement with b Booth. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in b Booth stock, as follows:

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value

Equity securities	$123,600	$(75,660)	$-	$-	$-	$47,940

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value

Equity securities	$ 63,600	$60,000	$-	$-	$-	$123,600

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of September 30, 2017 and June 30, 2017, respectively:

Convertible Notes Payable – Related Parties
	September 30,	June 30,
	2017	2017

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of September 30, 2017 and June 30, 2017.	$3,925,000	$3,925,000
$30,000 face value, issued in August 2016, interest rate of 0%, matures January 2017, a gain on extinguishment of debt was recorded totaling $3,818 net unamortized discount of $0 as of September 30, 2017 and June 30, 2017.	30,000	26,182
Total convertible notes payable – related parties	3,955,000	3,951,182
Less current portion	3,955,000	3,951,182
Convertible notes payable – related parties, long-term	$-	$-

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of September 30, 2017 and June 30, 2017, respectively:

Convertible Notes Payable - Non-Related Parties
	September 30,	June 30,
	2017	2017
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2017, net unamortized discount of $0 as of September 30, 2017 and June 30, 2017, respectively.	$7,000	$7,000
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $190,000, matures November 2017, net unamortized discount of $0 of J September 30, 2017 and June 30, 2017, respectively, of which $260,000 has been paid.	430,000	430,000

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

$100,000 face value, issued in February 2016, interest rate of 10%, matures March 2018, net unamortized discount of $0 as of September 30, 2017 and June 30, 2017, respectively.	100,000	100,000
$25,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $0 as of September 30, 2017 and June 30, 2017, respectively.	25,000	25,000
$100,000 face value, issued in March 2016, interest rate of 10%, matures June2017, net unamortized discount of $0 as of September 30, 2017 and June 30, 2017, respectively.	100,000	100,000
$10,000 face value, issued in March 2016, interest rate of 10%, matures March 2018, net unamortized discount $0 of September 30, 2017 and June 30, 2017, respectively.	10,000	10,000
$50,000 face value, issued in July 2016, interest rate of 0%, matures October 2017, net unamortized discount of $0 of September 30, 2017 and June 30, 2017, respectively.	50,000	50,000
$50,000 face value, issued in August 2016, interest rate of 0%, matures September which was amended to January 2018, net unamortized discount of $44,308 and $5,418 of September 30, 2017 and June 30, 2017, respectively.	5,692	44,582
$1,000,000 face value, issued in September 2016, interest rate of 10%, matures June 2017, net unamortized discount of $0 as of September 30, 2017 and June 30, 2017, respectively.	1,000,000	1,000,000
$149,000 face value, issued in February 2017, interest rate of 10%, matures November 2017, net amortized discount of $0 and $59,740 as of September 30, 2017 and June 30, 2017, respectively, of which $20,000 has been paid.	129,000	89,260
$224,000 face value, issued in February 2017, interest rate of 10%, matures November 2017, net amortized discount of $32,452 and $119,795 as of September 30, 2017 and June 30, 2017, respectively, of which $15,000 has been paid.	176,548	104,205
$258,000 face value, issued in February 2017, interest rate of 12%, matures August 2017, net amortized discount of $0 and $48,464 as of September 30, 2017 and June 30, 2017, respectively, of which $185,000 has been paid.	133,000	209,536
$55,000 face value, issued in June 2017, interest rate of 10%, matures January 2018, net amortized discount of $26,986 and $50,631 as of September 30, 2017 and June 30, 2017, respectively.	28,014	4,369
$100,000 face value, issued in June 2017, interest rate of 7%, matures June 2018, net amortized discount of $39,130 and $52,317 as of September 30, 2017 and June 30, 2017, respectively.	60,870	47,683
$265,000 face value, issued in May 2017, interest rate of 10%, matures February 2018, net amortized discount of $132,028 and $218,790 as of September 30, 2017 and June 30, 2017, respectively.	132,972	46,210
$78,000 face value, issued in July 2017, interest rate of 12%, matures May 2018, net amortized discount of $61,187 as of September 30, 2017.	16,813	-
$50,000 face value, issued in August 2017, interest rate of 0%, matures October 2017, net amortized discount of $0 as of September 30, 2017, of which $34,000 has been converted.	16,000	-
$60,500 face value, issued in August 2017, interest rate of 12%, matures August 2018, net amortized discount of $50,721 as of September 30, 2017.	9,779	-
$10,000 face value, issued in August 2017, interest rate of 0%, matures August 2018, net amortized discount of $8,204 as of September 30, 2017.	1,796	-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

$82,250 face value, issued in August 2017, interest rate of 12%, matures May 2018, net amortized discount of $68,542 as of September 30, 2017.	13,708	-
$53,000 face value, issued in August 2017, interest rate of 12%, matures June 2018, net amortized discount of $45,155 as of September 30, 2017.	7,845	-
$65,000 face value, issued in September 2017, interest rate of 12%, matures March 2018, net amortized discount of $57,099as of September 30, 2017.	7,901	-
$10,000 face value, issued in September 2017, interest rate of 10%, matures September 2018, net amortized discount of $9,479 as of September 30, 2017.	521	-
$5,000 face value, issued in September 2017, interest rate of 0%, matures March 2018, net amortized discount of $4,752 as of September 30, 2017.	247	-
$50,000 face value, issued in September 2017, interest rate of 0%, matures November 2017, net amortized discount of $42,633 as of September 30, 2017.	7,367	-
Total convertible notes payable – non-related parties	2,470,073	2,267,845
Less current portion	2,470,073	2,267,845
Convertible notes payable – non-related parties, long-term	$-	$-

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
September 30, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

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

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, that this percentage discount (variable) exercise price indicates is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 90,000 warrants valued at $11,720 on September 8, 2017 to November 2, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On August 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on August 26, 2017.  The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share. The note was amended on June 30, 2017 to extend the maturity date to October 1, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The note was amended again on September 28, 2017 to extend the maturity date to January 1, 2018. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension resulted in significant and consequential changes to the economic substance of the debt and thus resulted in a extinguishment of the debt. The Company recorded a debt discount of $30,000 as a result of the extinguishment.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On July 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on September 26, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued warrants to purchase 35,000 shares of 144 restricted common stock at an exercise price $0.30 for a two-year period. The note was amended on September 28, 2017 to extend the maturity date to January 15, 2018, as additional consideration the Company issued 15,000 shares of common stock valued at $2,399. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On July 31, 2017, the Company issued a convertible note to an unrelated company for $78,000, which included $75,000 in proceeds and $3,000 in legal fees, that matures on April 10, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On August 2, 2017, the Company issued a convertible note to an unrelated party for $50,000 that matures on August 24, 2017. The note bears 0% interest per annum, in lieu of interest the Company issued 12,000 shares of common stock on August 4, 2017. The note is convertible into shares of the Company’s common stock at $0.10 per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The note was amended on September 15, 2017, to extend the maturity date to October 15, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On September 15, 2017, the note converted the principal of $34,000 for $340,000 shares of common stock.

On August 2, 2017, the Company issued a convertible note to an unrelated company for $60,500, which includes proceeds of $55,000, and $5,500 in OID, that matures on August 2, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

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

On August 15, 2017, the Company issued a convertible note to an unrelated company for $82,250, which included $75,000 in proceeds and $7,250 in legal and other fees, that matures on April 18, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (2) days to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On August 16, 2017, the Company issued a convertible note to an unrelated company for $53,000, which included $50,000 in proceeds and $3,000 in legal fees, that matures on June 16, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On September 8, 2017, the Company issued a convertible note to an unrelated company for $65,000, which included $58,500 in proceeds and $6,500 in OID, that matures on March 8, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 55% of either the lowest sales price for common stock on principal market during the twenty-five consecutive trading days including the immediately preceding the conversion date. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

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

On September 27, 2017, the Company issued a convertible note to an unrelated party for $5,000 that matures on March 31, 2018. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On September 28, 2017, the Company issued a convertible note to an unrelated party for $50,000 that matures on November 28, 2017. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of September 30, 2017 and June 30, 2017, respectively:

Notes Payable – Related Parties

	September 30,	June 30,
	2017	2017

Various term notes with total face value of $627,500 issued from April 11 to June 17, interest rates range from 0% to 15%, net of unamortized discount of $0 as of September 30, 2017 and June 30, 2017, respectively, of which $45,000 has been paid.	$600,000	$610,000
$18,000 face value, issued in September 2017, interest rate of 0%, matures November 2017.	18,000	-
Total notes payable – related parties	618,000	610,000
Less current portion	618,000	610,000
Notes payable - related parties, long term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On September 28, 2017, the Company issued a note to an unrelated party for $18,000 that matures on November 28, 2017. The note bears 0% interest per annum.

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of September 30, 2017 and June 30, 2017, respectively:

Notes Payable – Non-Related Parties
	September 30,	June 30,
	2017	2017
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $7,227 as of September 30, 2017.	44,773	-
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $7,604 as of September 30, 2017.	44,396	-
$81,000 face value, issued in September 2017, interest rate of 8% per month, matures March 2018 net of unamortized discount of $14,913 as of September 30, 2017.	66,087	-
Total note payable – non-related parties	195,744	40,488
Less current portion	195,744	40,488
Notes payable – non-related parties, long-term	$-	$-

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 6 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	2,585,000	3,581,964
Series B Convertible Preferred	200,000	3,500	35,000
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	-
Series E Convertible Preferred	1,000,000	275,000	-
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	3,109,044	3,616,964

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 6 – CONVERTIBLE PREFERRED STOCK - continued

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the three months ended September 30, 2017 the Company did not issue shares of Series A-1 Preferred.

During the fiscal year ended June 30, 2017 the Company issued 550,000 shares of Series A-1 Preferred Stock for $550,000 in cash and paid $196,853 in cash offering costs.  The Company had one conversion of 150,000 shares of Series A-1 Preferred Stock for 300,000 shares of Common Stock, and issued 15,682 shares of Common Stock of payment of $7,481 in accrued dividends.

During the three months ended September 30, 2017 and 2016, the outstanding Preferred Stock accumulated $56,367 and $42,238 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of September 30, 2017 were approximately $908,938.

NOTE 7 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 122,674,082 and 118,486,728 were issued outstanding as of September 30, 2017 and June 30, 2017, respectively. The activity surrounding the issuances of the Common Stock is as follows:

For the Three Months Ended September 30, 2017

The Company issued 1,625,000 shares of Common Stock for $168,500 in cash as part of a private placement, net of $1,500 of issuance costs, respectively.

The Company issued 340,000 shares of Common Stock for the conversion of notes and accrued interest valued at $34,000.

The Company issued 120,000 shares of Common Stock as payment for services and rent valued at $22,800.

The Company issued 115,500 shares of Common Stock for the incentive with convertible notes valued at $15,963.

The Company issued 115,000 shares of Common Stock for the extension of two convertible notes valued at $16,897.

As share-based compensation to employees and non-employees, the Company issued 591,692 shares of common stock valued at $100,589, based on the market price of the stock on the date of issuance.

As interest expense on outstanding notes payable, the Company issued 1,280,162 shares of common stock valued at $217,628 based on the market price on the date of issuance.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

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

Stock Purchase Options

During the three months ended September 30, 2017, the Company did not issue any stock purchase options.

During the fiscal year ended June 30, 2017, the Company issued 500,000 stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the three months ended September 30, 2017.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2017	525,000	$0.18	$0.16	4.81	$93,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of September 30, 2017	525,000	$0.18	$0.20	4.56	$93,750

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

Stock Purchase Warrants

During the three months ended September 30, 2017, the Company issued warrants to purchase a total of 725,000, consisting of 75,000 warrants as part of a private placement valued at $6,019, 100,000 warrants as part of two AR financing agreements executed on August 2017 valued at $13,398and 550,000 warrants in conjunction with extension of three promissory notes valued at $54,491. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	September 30, 2017	June 30, 2017
Expected volatility	105-174%	92-126%
Expected dividends	0%	0%
Expected term	0-5 Years	0-5 Years
Risk-free interest rate	0.96-1.77%	0.74-1.89%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three months ended September 30, 2017.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2017	39,927,097	$0.38	$0.45	3.38	$15,144,835
Granted	725,000	0.20	0.10	3.31	146,250
Exercised	-	-	-	-	-
Cancelled/Expired	(65,000)	0.36	-	-	(40,000)
Outstanding as of September 30, 2017	40,587,097	$0.38	$0.48	3.38	$15,251,085

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2017 and June 30, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $209,039 and $111, and derivative expense of $133,652 and $0 during the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, and June 30, 2017, the fair market value of the derivatives aggregated $2,932,616 and $2,145,065, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 174.38 -104.82%, and a discount rate of 1.77-0.96%.

NOTE 10 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,932,616	$2,932,616
Securities available-for-sale	$47,940	$-	$-	$47,940

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017. The total lease expense for the facility is approximately $17,220 per month, and the total remaining obligations under these leases at September 30, 2017, were approximately $52,722.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,888 per month, and the total remaining obligations under this leases at September 30, 2017, were approximately $5,786.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,224 per month, and the total remaining obligations under this leases at September 30, 2017, were approximately $22,701.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under this leases at September 30, 2017, were approximately $9,000.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2018	$127,561
2019	141,464
2020	131,475
2021	87,287
2022	-
Total	$487,786
Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 2017 were approximately $965,305.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2015, 2016, and 2017.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

From October through November, the Company issued 575,000 shares of Common Stock for $57,500 in cash as part of a private placement. The Company also issued 75,000 warrants as part of a private placement valued at $6,019. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On October 16, 2017, the Company issued a convertible note to an unrelated company for $110,000 that matures on July 16, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bid 30 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 13 - SUBSEQUENT EVENTS- continued

The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company extended the possibility to convert date by paying $164,469 in principal on October 23, 2017 to February 21, 2018. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matures on November 23, The Company extended the possibility to convert date by issuing 90,000 warrants valued at $11,720 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by paying $251,726 in principal on October 23, 2017 to February 21, 2018. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On October 29, 2017, the Company issued a convertible note to an unrelated company for $100,000 that matures on October 29, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at $.10.  The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On October 31, 2017, the Company issued a secured promissory note to an unrelated party for $255,000, that matures on February 28, 2018. The note bears 2.5% interest per month. The note is to be paid back the greater of $1,000 per day and $75 per unit sold commencing 31 days after closing, the greater of $1,500 per day and $75 per unit sold commencing 61 days after closing, the greater of $2,000 per day and $75 per unit sold commencing 91 days after closing.

The note was amended on October 30, 2017, to extend the conversion rights from 180 days to 225 days, in consideration of the extension the Company paid $25,000 and issued 150,000 valued at $6,691. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did result in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 13 - SUBSEQUENT EVENTS- continued

On November 1, 2017, the Company issued warrants to purchase a total of 150,000, with a three year life and a conversion rate of $0.10, in conjunction with extension of three promissory notes valued at $6,691. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

The Company extended the maturity date for the seventh time by increasing the principal balance by $30,000 on February 27, 2017 to May 6, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The Company extended the maturity date for the eighth time by increasing the principal balance by $30,000 on May 9, 2017 to June 20, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The Company extended the maturity date for the ninth time by increasing the principal balance by $30,000 on June 20, 2017 to August 4, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The Company extended the maturity date for the tenth time by paying additional consideration of $30,000 on August 3, 2017 to September 18, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The Company extended the maturity date for the tenth time by paying additional consideration of $30,000 on September 18, 2017 to November 2, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The Company extended the maturity date for the tenth time by paying additional consideration of $30,000 on November 2, 2017 to December 17, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

Corporate Background

We are a Delaware corporation, incorporated on about May 12, 1988, and traded on an over the counter market (ticker symbol OTCQB:AFTM). As of September 30, 2017, there were 122,674,082 shares of Common Stock issued and outstanding. The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

Aftermaster holds an unparalleled position in the audio technology industry and it is operated by a world-class team of experts with and extensive experience in music and audio technology. The Aftermaster team has produced, engineered and mastered more hit music than any other audio company in the world. We believe that our expertise and technical skills have led us to develop audio technologies unmatched in the audio industry. Aftermaster technologies are both patented and patent pending, and these technologies have won several awards. www.aftermaster.com

Mission Statement

Aftermaster's goal is to become one of the most innovative and important audio companies in the world through the development and licensing of proprietary audio technologies, the development and sales of leading-edge consumer and professional audio electronics products and through its contributions in the production, mixing and mastering of music, television and film audio.

Year End Summary

The Company is pleased to report that it is continuing its “quarter over quarter” sales growth from its Aftermaster products and services. For the quarter ending March 31, 2017, the Company recorded its then highest quarterly sales revenues of $266,621, followed by revenues of $510,138 for the quarter ending June 30, 2017 and further increased sales to $615,396 for the quarter ending September 30, 2017. Losses from operations also decreased dramatically during the quarter from $1,839,781 to $446,622.

Based on current and forecasted sales, the Company believes that it will continue to see increased growth from the sale of the Aftermaster Pro, licensing, studio revenues and its partnership with Tunecore. Increases from the sale of the Aftermaster Pro are subject to having adequate inventory levels availiable to meet demand.

On November 4, 2017 the Company entered into an agreement with headphone manufacturer Muzik, Inc., to license its Aftermaster technology (through both its Company’s proprietary DSP chip and software application). Known as the “smartphone” of headphones, award-winning Muzik has created the worlds most advanced wireless headphone. Muzik's proprietary voice command and multiple "hot keys" allow a user to access Spotify, Siri and connect their headphones to over 300 apps from fitness, news, and productivity to the connected home, commerce, automotive, and social media. Muzik is considered the most important new headphone designer and manufacturer.

The Company has also recently expanded its relationship with Tunecore, Inc. TuneCore is considered to be one of the most important artist portals where independent artists can professionally master their music for an affordable fee. We originally partnered with Tunecore in May 2016 to do the professional music mastering for their independent artist services. Our professional hands-on music mastering service is headed up by Peter Doelle, one of the world’s most talented and respected mastering engineers. Just recently, the Company entered into an agreement to process all of the the instant music-mastering for Tunecore that was previously done by Landr. Tunecore recognizes that quality and value of the Company’s Promaster music mastering for its artists. In September 2017, we displaced Landr and became Tunecore’s exclusive mastering partner for instant electronic music mastering. We continue to be Tunecore’s choice for professional mastering services as well.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the past year, the Company also designed and developed its first professional hardware product dubbed the “Aftermaster Studio Pro” which is the Company’s first product designed for use in commercial audio applications. Due to the anticipated strong demand from potential customers, the Company’s new product is a “1 U, 19” rack-mount Aftermaster audio processor that allows a user to enhance any audio playback with Aftermaster to make their sound fuller, clearer, louder and deeper. It will retail for $3,995 and can be seen at www.aftermastermaster.com/products. The Company believes that the worldwide market for its new product is significant, as it can be used in potentially hundreds of thousands of applications worldwide: radio stations, private and public recording studios, churchs, restaurants and bars, sports facilities, high-end residential, live concerts and concert facilities, hospitals – virtually anyplace where a business wants the audio to sound significantly better than anything they can do in house. The product is expected to be available for pre-sale in the fourth quarter of 2017.

Despite our recent record growth and proof of product interest by consumers, the Company’s sales performance continues to be impacted due to manufacturing and financing challenges, both of which have limited the timing of the rollout of some of our products. The Company is currently negotiating with several companies to provide the capital required and with a third-party manufacturer with the expertise needed to streamline and provide a stable environment in which to exponentially increase the manufacturing rate and sales of our products. The Company has issued an initial purchase order and paid a substantial deposit for the electronic components and manufacturing of the first 100,000 circuit boards, which will allow an assembly manufacturer a significant head start for larger scale unit deliveries.

The Company also recently completed an extensive renovation and subsequently opened a world-class music recording studio originally built by music legend Graham Nash and made famous by Crosby, Stills and Nash in 1977, which is located adjacent to its existing studios in Hollywood at Crossroads of the World. The studio is equipped with state-of-the-art recording and mixing equipment, and it is used for both audio research and development as well as to generate revenue from rental to musicians. The Company considers it to be one of the finest recording studios in the US, and it began generating revenue in the first quarter of calendar 2017. It is the largest of the six recording studios that Aftermaster now operates at its studio facilities in Hollywood. www.aftermaster.com/studios

Investment Bankers

The recent successful introduction of our Aftermaster Pro has led the Company to engage a respected investment banking firm that specializes in small cap stocks, Maxim Group of New York, to assist the Company in concurrently raising the capital to both extinguish its current debt and to provide the additional growth capital required for the Company to complete an uplisting of its shares to a larger trading platform. Such financing is contingent on market conditions, share price and the performance of the company over the next two fiscal quarters, and there is no guarantee that we will raise such capital or complete such an uplisting.

TuneCore Agreement

Aftermaster offers both world-class, professional hands-on mastering services and instant online mastering through its Promaster brand for music, TV and film customers in its facilities in Hollywood, California. The Professional Mastering division is headed up by Peter Doell, one of the world’s foremost mastering engineers. In May 2016, the Company entered into a partnership with TuneCore Digital Music Services to provide professional hands-on mastering services to TuneCore’s customers. In September 2017, the Company expanded its relationship with TuneCore and entered into a multi-year agreement to also provide TuneCore with the Company’s award-winning Promaster instant online mastering service to TuneCore’s artists. The agreement displaced TuneCore’s previous relationship with online mastering service, Landr. TuneCore was impressed by the music quality and technologies developed by Aftermaster.

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

Home Shopping Network

On April 15, 2017, the Company introduced its Aftermaster Pro personal re-mastering device on national television on the Home Shopping Network (HSN) during two 15-minute infomercials. Home Shopping Network is one of the world’s largest television retailers. HSN initially purchased 1,000 Aftermaster Pros, and its management team has expessed to the Company that it considered the launch to be a big success. HSN has subsequently issued the Company purchase orders for several thousand more units and began new airing dates on June 9, 2017 followed on September 2, 2017. Additional dates are expected to be announced for the quarter ended December 31, 2017. HSN provides a unique format which provides the Company with the opportunity to showcase the quality of the product, while explaining the differentiating features and operation of its Aftermaster Pro on national television. The Company expects that Aftermaster Pro will continue to be featured on HSN and by other television, online and store based retailers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

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

CB2 Marketing Agreement

CB2 (a division of Crate and Barrel), an industry leading lifestyle furniture retailer, and the Company have entered into a multi-year partnership to bring music and lifestyle spaces together like never before. CB2 has unique positioning in the furnishings industry as a modern, affordable and socially responsible brand who regularly offers its sophisticated clientele new and exciting opportunities to better their lifestyle and living environments.

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

In addition, Aftermaster will now be a part of powering CB2’s “After Hours” concert series. The “After Hours” events transform CB2 locales into intimate nocturnal music experiences. Just after closing time, the stores play host to a bevy of notable artists as they perform a one-of-a-kind show to an exclusive audience sipping on cocktails in a chic and sophisticated atmosphere. Aftermaster provides enhanced audio capability for these shows with its proprietary technology and offers unrivaled sound in real-time. Attendees may also try the Aftermaster Pro at demo stations throughout the stores during these events. We believe this is another important brand awareness and revenue avenue for the Pro.

Extending this partnership, CB2 also outfitted Aftermaster's famous music recording studios at Crossroads of the World in Hollywood, with a complete makeover of new furniture including "first-to-be-seen" pieces from their latest collection.

Aftermaster Consumer and Professional Electronics Products

The Company has assembled a world-class branding, technical and design team who have designed the the Companies first consumer and professional electronics products. The first consumer electronics product is the Aftermaster Pro, designed to dramatically improve the quality of TV audio. Aftermaster Pro is the world’s first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. Aftermaster Pro is a proprietary, first-to-market product which has no direct competition.

The number of existing televisions worldwide is substantial, and a majority of TV owners complain about their TV audio quality, especially about having to continually adjust the volume because of difficulty hearing dialogue in certain programming. Feedback from thousands of TV owners have provided the Company with valuable data that confirms that no manufacturer is delivering an audio solution with the same sound quality of Aftermaster Pro.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has an aggressive marketing and sales plan for the Aftermaster Pro, which is the Company's first consumer electronics product completely developed in-house. The Aftermaster Pro debuted to consumers on national television on the Home Shopping Network (“HSN”) show on April 15, 2017. The Aftermaster Pro sales were deemed to be very successful, and the product has since been featured on 5 additional HSN programs in June and September; additional programming with HSN has been scheduled for the fourth calendar quarter of 2017. In June 2017, the Aftermaster Pro also went on sale at Crate and Barrel's "CB2" stores (see below) and is also now available at several other prominent online retail outlets including Amazon.com, Walmart.com, as well as the Company’s own website, Aftermasterpro.com. The Company has engaged a well regarded marketing firm and will begin an online advertising campaign in November 2017 designed to drive buyers to our various online retailers using the same ad process that produced highly successful sales metrics during our crowdfunding campaigns.

The Company has sold thousands of Aftermaster Pros to buyers in 65 countries and has generated revenues over $1,000,000. A majority of the sales were at $150 per unit. www.aftermasterpro.com.

Additional Aftermaster branded consumer electronics products products are under development, which we expect to introduce in the coming year.

The “Aftermaster Studio Pro” is the Company’s first product designed for use in commercial audio environments. Due to the strong demand from potential customers, the Company’s new product is a 1 U, 19” rack mount Aftermaster audio processor that allows a user to enhance any audio playback with Aftermaster to make their sound fuller, clearer, louder and deeper. The worldwide market is significant as it can be used in radio stations, private and public recording studios, church’s, restaurants and bars, sports facilities, high-end residential, concerts and concert facilities.

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

Aftermaster operates six (6) recording and mastering studios at its Hollywood California facility. The Company’s engineers mix and master music for both independent and high profile artists, and they are currently mastering the music for the hit TV show "Empire".

The Company recently took over the former recording studio built by music legends Crosby, Stills and Nash in 1977, which is located next to its existing studios. The Company recently completely renovated the studio and installed state-of-the-art equipment. The Company considers the new studio to be one of the finest recording studios in the US and expects it to begin generating revenues in the first quarter of 2018 www.aftermaster.com/studios

Adobe Audition

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

Employees

As of June 30, 2017, we employed thirteen full-time and one part-time employees. We expect to add additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good. None of our employees are members of any union nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017. The total lease expense for the facility is approximately $17,220 per month, and the total remaining obligations under these leases at September 30, 2017, were approximately $52,722.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,888 per month, and the total remaining obligations under this leases at September 30, 2017, were approximately $5,786.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,224 per month, and the total remaining obligations under this leases at September 30, 2017, were approximately $22,701.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under this leases at September 30, 2017, were approximately $9,000.

RESULTS OF OPERATIONS

Revenues
	For the Three Months Ended
	September 30,
	2017	2016
AfterMaster Revenues	$120,715	$54,486
AfterMaster Product Revenues	494,681	-
Total Revenues	$615,396	$54,486

We currently generate revenue from our operations through three activities: AfterMaster revenues and AfterMaster product revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the three months ended September 30, 2017, increased to $120,715, as compared to $54,486 for the comparable three months ended September 30, 2016, the increases were due primarily to an increase in the mastering and remastering of music and licensing by our customers and recognition of deferred revenues from sales.

Product revenues are generated through the sale of the AfterMaster TV Pro.  Our product revenues were $494,681 and $0 during the three months ended September 30, 2017 and 2016. The increase was due to the company introducing the produce for sale in the fourth quarter of the prior fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In the aggregate, total Company revenues increased to $615,396 for the three months ended September 30, 2017, as compared to total revenues of $54,486 for the three months ended September 30, 2016, due to the company launching the AfterMaster TV Pro after the prior quarter.

	For the Three Months Ended
	September 30,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$ 156,328	$162,095

Cost of sales consists primarily of manufacturing cost of the AfterMaster Pro TV consumer electronic product, AfterMaster Studio Rent, Consultants, senior engineers, and Internet connectivity and excludes depreciation and amortization on the studios. The decrease in cost of sales for the three months ended September 30, 2017, over the comparable three-month period, is attributable, primarily, to a decrease in utilities, salaries, and overhead costs offset by increases in cost directly related to AfterMaster Pro TV and rent expense. The company had manufacturing cost in the amount of $91,398 for the AfterMaster Pro TV for the three months ending September 30, 2017.

Other Operating Expenses

	For the Three Months Ended
	September 30,
	2017	2016
Depreciation and Amortization Expense	$38,969	$40,539
Research and Development	2,194	66,995
Advertising and Promotion Expense	2,016	15,079
Legal and Professional Expense	14,190	24,266
Non-Cash Consulting Expense	76,438	871,971
General and Administrative Expenses	786,990	712,836
Total	$920,797	$1,731,686

Operating expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, Public relations and information technology personnel; advertising and promotion expenses; rent and facilities; and expenses related to the issuance of stock compensation. During the three months ended September 30, 2017, General and administrative expenses increased by $74,154 as compared to the three months ending September 30, 2016. The increases in General and administrative expenses is due to increases in consulting services, insurance expense, and wages expense partially set of by increases in tradeshows and investor relations.

During the three months ended September 30, 2017, Research and Development costs decreased by $64,801, Advertising and Promotion decreased by $13,063, Legal and Professional fees decreased by $10,076 and consulting services decreased by $795,533, as compared to the three ending September 30, 2016. The decreases in Research and Development, decreases in Advertising and Promotion, and consulting services are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. Legal and Professional fees decrease are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs.

Other Expense
	For the Years Ended
	September 30,
	2017	2016
Interest Expense	$(875,313)	(369,073)
Derivative Expense	(133,652)	-
Change in Fair Value of Derivative	(209,039)	(111)
Loss on Extinguishment of Debt	(34,958)	-
Total	$(1,252,962)	$(369,184)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The other expenses during the quarter ended September 30, 2017, totaling $1,252,962 of expenses, which consists of interest expense, derivative expense, change in fair value of derivative, and loss on extinguishment of debt. During the comparable period in 2016, other expenses totaled $369,184. Interest expense has increased primarily due to an increase in non-cash interest expense relating to warrants attached to recent debt discount.  These additional borrowings have been used in the development of the AfterMaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Loss on extinguishment of debt increased in the current period due to notes extinguished in the current period.

Net Loss
	For the Three Months Ended
	September 30,
	2017	2016
Net Loss	$ (1,714,691)	$(2,208,479)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”and ASC 505, Equity Based Payments to Non-Employees”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large stock-based compensations of $76,438 and $871,971, derivative expense of $133,652 and $0, loss on the change in the derivative liability of $209,039 and $111 for the three months ended September 30, 2017 and 2016, our net loss would have been $1,295,562 and $1,336,397 for three months ended September 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $615,396 during the three months ended September 30, 2017 as compared to $54,486 in the comparable quarter of 2016. The Company has incurred losses since inception of $74,018,242. At September 30, 2017, the Company has negative working capital of $9,984,833, which was a decrease in working capital of $1,113,721 from June 30, 2017.

The Company had cash of $86,634 as of September 30, 2017, as compared to $250,728 as of June 30, 2017. The decrease is a result of the company entering into ten (10) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $168,500, three (3) notes payable resulting in net proceeds of $175,000, one (1) related notes payable resulting in net proceeds of $18,000, and ten (10) convertible notes payable resulting in net proceeds of $438,500 compared to thirty-five (35) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $1,344,648 to the Company in the prior year. This amount was also decreased by operational costs, purchases of assets, and payments of obligations from convertible notes, notes, and lease payables. The company had more expenses during the quarter then the funding which resulted in a decrease in cash. The decrease is related to the company having less funding during the quarter ending September 30, 2017 as compared to June 30, 2017.

The Company had prepaid expense of $462,720 as of September 30, 2017, as compared to $507,254 as of June 30, 2017.  The decrease is due to the Company amortizing the prepaid expenses totaling $76,438 over the three months ended September 30, 2017, partially offset by the issuance of two consulting agreements entered into in the current period.

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

As of September 30, 2017, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2017, no matters were submitted to the shareholders for a vote.

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

AFTERMASTER, INC.

Date: November 16, 2017	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: November 16, 2017	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: November 16, 2017	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary