Form 10-Q
period 2017-12-31
AFTERMASTER, INC.
filed 2018-02-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

☐ Yes ☒ No

At February 14, 2018 the number of shares outstanding of Common Stock, $0.001 par value, was 126,900,921 shares.

AFTERMASTER, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2017	2017
	(Unaudited)
ASSETS

Current Assets
Cash	$161,699	$250,728
Accounts receivable	559,714	97,103
Inventory, net	-	104,891
Available for sale securities	58,800	123,600
Prepaid expenses	447,123	507,254

Total Current Assets	1,227,336	1,083,576

Property and equipment, net	203,264	266,040

Intangible assets, net	90,085	102,243

Deposits	29,263	33,363
Prepaid expenses, net of current	-	9,104

Total Assets	$1,549,948	$1,494,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$1,019,799	$459,975
Accrued interest	490,657	185,509
Deferred revenue	186,752	270,623
Accrued consulting services - related party	32,419	22,064
Lease payable	-	1,937
Derivative Liability	2,461,034	2,145,065
Notes payable - related party	633,000	610,000
Notes payable, net of discount of $15,319 and $0, respectively	449,169	40,488
Convertible notes payable - related party, net of discount of $3,750 and $0, respectively	3,986,250	3,951,182
Convertible notes payable, net of discount of $786,705 and $549,737, respectively	2,881.045	2,267,845

Total Current Liabilities	12,140,125	9,954,688

Total Liabilities	12,140,125	9,954,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001, 126,900,921 and 118,486,728 shares issued
and outstanding, respectively	126,909	118,493
Additional paid In capital	64,675,454	63,627,987
Accumulated other comprehensive income	28,800	93,600
Accumulated Deficit	(75,424,449)	(72,303,551)

Total Stockholders' Deficit	(10,590,177)	(8,460,362)

Total Liabilities and Stockholders' Deficit	$1,549,948	$1,494,326

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

REVENUES
AfterMaster Revenues	$118,904	$48,739	$239,619	$103,225
Product Revenues	216,162	-	710,843	-
Total Revenues	335,066	48,739	950,462	103,225

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	987,401	157,680	1,143,729	319,775
Depreciation and Amortization Expense	44,538	45,015	83,507	85,554
Research and Development	-	26,020	2,194	93,015
Advertising and Promotion Expense	16,649	2,565	18,665	17,644
Legal and Professional Expense	23,000	30,804	37,190	55,070
Non-Cash Consulting Expense	15,597	659,938	92,035	1,531,909
General and Administrative Expenses	818,042	915,206	1,605,032	1,628,042

Total Costs and Expenses	1,905,227	1,837,228	2,982,352	3,731,009

Loss from Operations	(1,570,161)	(1,788,489)	(2,031,890)	(3,627,784)

Other Expense
Interest Expense	(601,426)	(378,522)	(1,476,739)	(747,595)
Derivative Expense	(211,481)	-	(345,133)	-
Change in Fair Value of Derivative	976,861	(463)	767,822	(574)
Gain Loss on Extinguishment of Debt	-	9,236	(34,958)	9,236

Total Other Expense	163,954	(369,749)	(1,089,008)	(738,933)

Loss Before Income Taxes	(1,406,207)	(2,158,238)	(3,120,898)	(4,366,717)
Income Tax Expense	-	-	-	-
NET LOSS	$(1,406,207)	$(2,158,238)	$(3,120,898)	$(4,366,717)

Preferred Stock Accretion and Dividends	(56,367)	(45,620)	(112,734)	(87,858)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,462,574)	$(2,203,858)	$(3,233,632)	$(4,454,575)

Basic and diluted Loss Per Share of Common Stock	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Basic and Diluted -Weighted Average Number of Shares Outstanding	124,080,046	104,726,332	121,773,934	104,045,562

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,462,574)	(2,203,858)	(3,233,632)	(4,454,575)
Unrealized gain (loss) on AFS Securities	10,860	(39,000)	(64,800)	(15,600)
COMPREHENSIVE LOSS	$(1,541,714)	$(2,242,858)	$(3,298,432)	$(4,470,175)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2017	2016

OPERATING ACTIVITIES

Net Loss	$(3,120,898)	$(4,366,717)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	83,508	85,554
Share-based compensation - Common Stock	187,623	218,538
Share-based compensation - warrants and options	-	23,976
Share-based compensation - warrants	-	13,204
Common stock issued for services and rent	-	18,897
Common stock issued as incentive with convertible debt	16,897	-
Common stock issued to extend the maturity dates on debt	-	120,000
Amortization of debt discount and issuance costs	885,633	152,513
(Gain)/Loss on extinguishment of debt	34,958	(9,236)
Derivative expense	345,133	-
(Gain)/Loss remeasurement of derivative	(767,823)	574
Changes in Operating Assets and Liabilities:
Accounts receivables	(462,611)	(5,809)
Inventory	104,891	(330,077)
Other assets	96,135	1,086,909
Accounts payable and accrued expenses	565,241	19,068
Accrued interest	677,525	437,950
Deferred revenue	(83,871)	22,458
Accrued consulting services - related party	10,355	18,505

Net Cash Used in Operating Activities	(1,427,304)	(2,493,693)

INVESTING ACTIVITIES

Purchase of property and equipment	(5,424)	(96,029)
Purchase of intangible assets	(3,150)	(31,800)

Net Cash Used in Investing Activities	(8,574)	(127,829)

FINANCING ACTIVITIES

Common Stock issued for cash	222,750	906,224
A-1 Preferred Stock issued for cash	-	373,541
Proceeds from notes payable	425,000	-
Repayments of notes payable	(16,000)	-
Proceeds from notes payable - related party	68,000	17,500
Repayments of notes payable - related party	(45,000)	(12,500)
Proceeds from convertible notes payable	1,147,036	1,160,000
Repayments of convertible notes payable	(453,000)	(15,000)
Lease Payable	(1,937)	21,552
Net Cash Provided by Financing Activities	1,346,849	2,451,317

NET CHANGE IN CASH	(89,029)	(170,205)
CASH AT BEGINNING OF PERIOD	250,728	394,325

CASH AT END OF PERIOD	$161,699	$224,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$177,821	$30,519
Conversion of notes and Interest into common stock	$34,000	$580,238
Conversion of Derivative Liability	$31,895	$73,432
MTM on AFS securities	$64,800	$15,600
Common stock issued with convertible debt	$15,963	$33,349
Common stock issued for prepaid expenses	$22,800	$808,274
Derivative liability	$687,169	$72,858
Original Issue Discount	$79,965	$-
Conversion of accrued interest into common stock	$217,628	$-

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2017 audited financial statements.  The results of operations for the periods ended December 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $75,424,449, negative working capital of $10,912,789, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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
December 31, 2017 and June 30, 2017

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

Income Taxes
There is no income tax provision for the three and six months ended December 31, 2017 and 2016 due to net operating losses for which there is no benefit currently available.

At December 31, 2017, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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
December 31, 2017 and June 30, 2017

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company's revenues are generated from AfterMaster products and services, AfterMaster Pro, sessions revenue, and remastering.  Revenues related to AfterMaster Pro sells through consumer retail distribution channels and through our website. For sales through consumer retail distribution channels, revenue recognition occurs when title and risk of loss have transferred to the customer which usually occurs upon shipment to the customers. We established allowances for expected product returns and these allowances are recorded as a direct reduction to revenue. Return allowances are based on our historical experience. Revenues related to sessions and remastering are recognized when the event occurred.

Cost of Revenues
The Company’s cost of revenues includes employee costs, and other nominal amounts.  Costs associated with products are recognized at the time of the sale and when the inventory is shipped. Costs incurred to provide services are recognized as cost of sales as incurred. Depreciation is not included within cost of revenues.

Loss Per Share
Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the six months ended December 31, 2017 and 2016 of $112,734 and $87,858, respectively.

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

For the six months ended December 31, 2017 and 2016, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 90,410,737 and 26,336,572 at December 31, 2017 and 2016, respectively.

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

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

On November 10, 2014, the Company received 600,000 shares of b Booth stock as part of an Asset License agreement with b Booth. The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in b Booth stock, as follows:

	December 31, 2017
	Amortized cost	Gross unrealized (losses)	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value

Equity securities	$ 123,600	$(64,800)	$-	$-	$-	$58,800

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value

Equity securities	$ 63,600	$60,000	$-	$-	$-	$123,600

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of December 31, 2017 and June 30, 2017, respectively:

Convertible Notes Payable – Related Parties
	December 31,	June 30,
	2017	2017

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of December 31, 2017 and June 30, 2017.	$3,925,000	$3,925,000
$30,000 face value, issued in August 2016, interest rate of 0%, matures January 2017, a gain on extinguishment of debt was recorded totaling $3,818 net unamortized discount of $0 as of December 31, 2017 and June 30, 2017.	30,000	26,182
$10,000 face value, issued in November 2017, interest rate of 0%, matures November 2018,net amortized discount of $0 as of December 31, 2017.	10,000	-
$25,000 face value, issued in December 2017, interest rate of 0%, matures December 2018, net amortized discount of $3,750 as of December 31, 2017.	21,250	-
Total convertible notes payable – related parties	3,986,250	3,951,182
Less current portion	3,986,250	3,951,182
Convertible notes payable – related parties, long-term	$-	$-

On November 1, 2017, the Company issued a note to a related party for $10,000 that matures on November 1, 2018. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.

On December 30, 2017, the Company issued a note to a related party for $25,000 that matures on December 30, 2018. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.  The Company valued a BCF related to the note valued at $3,750.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of December 31, 2017 and June 30, 2017, respectively:

Convertible Notes Payable - Non-Related Parties
	December 31,	June 30,
	2017	2017
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2017, net unamortized discount of $0 as of December 31, 2017 and June 30, 2017, respectively.	$7,000	$7,000
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $190,000, matures January 2018, net unamortized discount of $0 of J December 31, 2017 and June 30, 2017, respectively, of which $260,000 has been paid.	430,000	430,000

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

$100,000 face value, issued in February 2016, interest rate of 10%, matures March 2018, net unamortized discount of $0 as of December 31, 2017 and June 30, 2017, respectively.	100,000	100,000
$25,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $0 as of December 31, 2017 and June 30, 2017, respectively.	25,000	25,000
$100,000 face value, issued in March 2016, interest rate of 10%, matures June2017, net unamortized discount of $0 as of December 31, 2017 and June 30, 2017, respectively.	100,000	100,000
$10,000 face value, issued in March 2016, interest rate of 10%, matures March 2018, net unamortized discount $0 of December 31, 2017 and June 30, 2017, respectively.	10,000	10,000
$50,000 face value, issued in July 2016, interest rate of 0%, matures October 2017, net unamortized discount of $0 of December 31, 2017 and June 30, 2017, respectively.	50,000	50,000
$50,000 face value, issued in August 2016, interest rate of 0%, matures September which was amended to January 2018, net unamortized discount of $1,403 and $5,418 of December 31, 2017 and June 30, 2017, respectively.	48,597	44,582
$1,000,000 face value, issued in September 2016, interest rate of 10%, matures June 2018, net unamortized discount of $0 as of December 31, 2017 and June 30, 2017, respectively.	1,000,000	1,000,000
$149,000 face value, issued in February 2017, interest rate of 10%, matures November 2017, net amortized discount of $0 and $59,740 as of December 31, 2017 and June 30, 2017, respectively, of which $20,000 has been paid.	129,000	89,260
$224,000 face value, issued in February 2017, interest rate of 10%, matures November 2017, net amortized discount of $32,452 and $119,795 as of December 31, 2017 and June 30, 2017, respectively, of which $30,000 has been paid.	194,000	104,205
$258,000 face value, issued in February 2017, interest rate of 12%, matures August 2017, net amortized discount of $0 and $48,464 as of December 31, 2017 and June 30, 2017, respectively, of which $258,000 has been paid.	-	209,536
$55,000 face value, issued in June 2017, interest rate of 10%, matures January 2018, net amortized discount of $3,341 and $50,631 as of December 31, 2017 and June 30, 2017, respectively.	51,659	4,369
$100,000 face value, issued in June 2017, interest rate of 7%, matures June 2018, net amortized discount of $25,943 and $52,317 as of December 31, 2017 and June 30, 2017, respectively.	74,057	47,683
$265,000 face value, issued in May 2017, interest rate of 10%, matures February 2018, net amortized discount of $45,267 and $218,790 as of December 31, 2017 and June 30, 2017, respectively, of which $25,000 has been paid.	194,733	46,210
$78,000 face value, issued in July 2017, interest rate of 12%, matures May 2018, net amortized discount of $35,830 as of December 31, 2017.	42,170	-
$50,000 face value, issued in August 2017, interest rate of 0%, matures October 2017, net amortized discount of $0 as of December 31, 2017, of which $34,000 has been converted and $16,000 was transferred to a new note	-	-
$60,500 face value, issued in August 2017, interest rate of 12%, matures August 2018, net amortized discount of $35,471 as of December 31, 2017.	25,029	-
$10,000 face value, issued in August 2017, interest rate of 0%, matures August 2018, net amortized discount of $4,499 as of December 31, 2017.	5,501	-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE – continued

$82,250 face value, issued in August 2017, interest rate of 12%, matures May 2018, net amortized discount of $41,125 as of December 31, 2017.	41,125	-
$53,000 face value, issued in August 2017, interest rate of 12%, matures June 2018, net amortized discount of 29,115 as of December 31, 2017.	23,885	-
$65,000 face value, issued in September 2017, interest rate of 12%, matures March 2018, net amortized discount of $24,061 as of December 31, 2017.	40,939	-
$10,000 face value, issued in September 2017, interest rate of 10%, matures September 2018, net amortized discount of $6,959 as of December 31, 2017.	3,041	-
$5,000 face value, issued in September 2017, interest rate of 0%, matures March 2018, net amortized discount of $2,092 as of December 31, 2017.	2,908	-
$50,000 face value, issued in September 2017, interest rate of 0%, matures November 2017, net amortized discount of $0 as of December 31, 2017, of which $50,000 was transferred to a new note.	-	-
$110,000 face value, issued in October 2017, interest rate of 10%, matures July 2018, net amortized discount of $79,377 as of December 31, 2017.	30,623	-
$100,000 face value, issued in October 2017, interest rate of 10%, matures October 2018, net amortized discount of $55,740 as of December 31, 2017.	44,260	-
$115,000 face value, issued in November 2017, interest rate of 10%, matures August 2018, net amortized discount of $106,110 as of December 31, 2017.	8,890	-
$50,000 face value, issued in November 2017, interest rate of 10%, matures January 2018, net amortized discount of $3,190 as of December 31, 2017.	46,810	-
$66,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $39,173 as of December 31, 2017.	26,827	-
$100,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $89,041 as of December 31, 2017.	10,959	-
$5,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $4,310 as of December 31, 2017.	690	-
$53,000 face value, issued in November 2017, interest rate of 12%, matures July 2018, net amortized discount of $45,396 as of December 31, 2017.	7,604	-
$100,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $41,451 as of December 31, 2017.	58,549	-
$20,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $9,567 as of December 31, 2017.	10,433	-
$75,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $45,982 as of December 31, 2017.	29,018	-
$20,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $12,262 as of December 31, 2017.	7,738	-
Total convertible notes payable – non-related parties	2,881,045	2,267,845
Less current portion	2,881,045	2,267,845
Convertible notes payable – non-related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The company paid $200,000 in principle balance leaving a remain balance of $430,000 including the extension fees and is not convertible unless the borrower defaults under the amendment agreement dated January 1, 2017. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event. Per the terms of the note there are no derivatives until it becomes convertible on the original note, however the $30,000 extensions are to be considered derivatives. The Lender released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 2 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension and conversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation. The Company extended the maturity date seven times since February 27, 2017 for a total of $210,000, of which, the Company paid $120,000 in the six months ended December 31, 2017.  The Company latest and fourteenth extension with consideration of $30,000 was on December 18, 2017 to extending the maturity date to January 31, 2018. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

On September 15, 2016, the Company issued a convertible note to an unrelated individual for $1,000,000 that matures on June 30, 2017. The note was amended subsequently on June 30, 2017 to extend the maturity date to June 30, 2018. The Company evalutated amendment under ASC 47050, "Debt Modification and Extinguishment", and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, that this percentage discount (variable) exercise price indicates is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017.  The Company extended the possibility to convert date by paying $10,000 of principal and $1,400 of accrued interest on October 23, 2017 to November 24, 2017 and extend the maturity date to February 21, 2018. . The Company extended the possibility to convert date by paying $10,000 of principal and $4,000 of accrued interest on November 29, 2017 to December 22, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 90,000 warrants valued at $11,720 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by paying $10,000 of principal and $2,100 of accrued interest on October 23, 2017 to November 24, 2017 and extend the maturity date to February 21, 2018. The Company extended the possibility to convert date by paying $20,000 of principal and $6,000 of accrued interest on November 29, 2017 to December 22, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

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

On August 2, 2017, the Company issued a convertible note to an unrelated party for $50,000 that matures on August 24, 2017. The note bears 0% interest per annum, in lieu of interest the Company issued 12,000 shares of common stock on August 4, 2017. The note is convertible into shares of the Company’s common stock at $0.10 per share.  The Company valued a BCF related to the note valued at $31,287 and debt discount related to the 12,000 shares of common stock issued with the note at a relative fair value of $1,837. The note was amended on September 15, 2017, to extend the maturity date to October 15, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On September 15, 2017, the note converted the principal of $34,000 for $340,000 shares of common stock. On November 17, 2017, the company transferred the remaining balance to a new note, see below.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On August 4, 2017, the Company issued a convertible note to an unrelated party for $10,000 that matures on August 4, 2018. The note bears 0% interest per annum, in lieu of interest the Company issued 3,500 shares of common stock on August 7, 2017. The note is convertible into shares of the Company’s common stock at $0.10 per share.  The Company valued a BCF related to the note valued at $7,056 and debt discount related to the 3,500 shares of common stock issued with the note at a relative fair value of $546.

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

On September 27, 2017, the Company issued a convertible note to an unrelated party for $5,000 that matures on March 31, 2018. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.  The Company valued a BCF related to the note valued at $2,995.

On September 28, 2017, the Company issued a convertible note to an unrelated party for $50,000 that matures on November 28, 2017. The note bears 0% interest per annum, in lieu of interest the Company issued 25,000 shares of common stock. The note is convertible into shares of the Company’s common stock at $0.10 per share. The Company valued a BCF related to the note valued at $33,397 and debt discount related to the 25,000 shares of common stock issued with the note at a relative fair value of $3,702. On November 17, 2017, the company transferred the remaining balance to a new note, see below.

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
December 31, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

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

On October 29, 2017, the Company issued a convertible note to an unrelated party for $100,000 that matures October 29, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. As additional consideration the Company is to issue shares of common stock as initial interest payment in kind calculated by dividing the principal by $0133333 per share totaling 750,002 shares of common stock. The Company valued a BCF related to the note valued at $20,000 and debt discount related to the 750,002 shares of common stock issued with the note at a relative fair value of $47,368.

On November 13, 2017, the Company issued a convertible note to an unrelated party for $115,000 that matures on August 13, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 30 days prior to the conversion per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. As additional consideration the Company also issued 150,000 warrants valued at $12,570. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On November 13, 2017, the Company issued a convertible note to an unrelated party for $50,000 that matures January 10, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. The Company valued a BCF related to the note valued at $18,500.

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

On November 17, 2017, the Company issued a convertible note to an unrelated party for $66,000 that matures November 17, 2018 in exchange for two existing notes for $16,000 issued on August 2, 2017 and $50,000 on September 28, 2017. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. As additional consideration the Company is to issue shares of common stock as initial interest payment in kind calculated by dividing the principal by $0133333 per share totaling 495,001. The Company valued a BCF related to the note valued at $13,266 and debt discount related to the 495,001shares of common stock issued with the note at a relative fair value of $31,277.

On November 21, 2017, the Company issued a convertible note to an unrelated party for $100,000 that matures on November 21, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 20 days prior to the conversion per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On November 24, 2017, the Company issued a convertible note to an unrelated party for $5,000 that matures November 24, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. As additional consideration the Company is to issue shares of common stock as initial interest payment in kind calculated by dividing the principal by $0133333 per share totaling 37,500. The Company valued a BCF related to the note valued at $2,200 and debt discount related to the 37,500 shares of common stock issued with the note at a relative fair value of $2,596.

On November 28, 2017, the Company issued a convertible note to an unrelated party for $53,000 that matures on July 16, 2018. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 61% of the lowest closing bids 15 days prior to the conversion per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE – continued

On December 18, 2017, the Company issued a convertible note to an unrelated party for $100,000 that matures December 18, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.  As additional consideration the Company is to issue shares of common stock as initial interest payment in kind calculated by dividing the principal by $0133333 per share totaling 750,002. The Company valued a BCF related to the note valued at $100 and debt discount related to the 750,002 shares of common stock issued with the note at a relative fair value of $42,882.

On December 21, 2017, the Company issued a convertible note to an unrelated party for $20,000 that matures December 21, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. As additional consideration the Company is to issue shares of common stock as initial interest payment in kind calculated by dividing the principal by $0133333 per share totaling 150,000 The Company valued a BCF related to the note valued at $1,020 and debt discount related to the 150,000 shares of common stock issued with the note at a relative fair value of $8,816.

On December 31, 2017, the Company issued a convertible note to an unrelated party for $75,000 that matures December 31, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.  As additional consideration the Company is to issue shares of common stock as initial interest payment in kind calculated by dividing the principal by $0133333 per share totaling 150,000. The Company valued a BCF related to the note valued at $11,250 and debt discount related to the 150,000 shares of common stock issued with the note at a relative fair value of $34,732.

On December 31, 2017, the Company issued a convertible note to an unrelated party for $20,000 that matures December 31, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. As additional consideration the Company is to issue shares of common stock as initial interest payment in kind calculated by dividing the principal by $0133333 per share totaling 562,501. The Company valued a BCF related to the note valued at $3,000 and debt discount related to the 562,501 shares of common stock issued with the note at a relative fair value of $9,262.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of December 31, 2017 and June 30, 2017, respectively:

Notes Payable – Related Parties

	December 31,	June 30,
	2017	2017

Various term notes with total face value of $627,500 issued from April 11 to June 17, interest rates range from 0% to 15%, net of unamortized discount of $0 as of December 31, 2017 and June 30, 2017, respectively, of which $45,000 has been paid.	$600,000	$610,000
$18,000 face value, issued in September 2017, interest rate of 0%, matures November 2017.	18,000	-
$15,000 face value, issued in October 2017, interest rate of 0%, matures October 2018.	15,000	-
$35,000 face value, issued in December 2017, interest rate of 0%, matures December 2018, of which $35,000 has been paid.	-	-
Total notes payable – related parties	633,000	610,000
Less current portion	633,000	610,000
Notes payable - related parties, long term	$-	$-

On September 28, 2017, the Company issued a note to an unrelated party for $18,000 that matures on November 28, 2017. The note bears 0% interest per annum.

On October 16, 2017, the Company issued a note to an unrelated party for $15,000 that matures on October 16, 2018. The note bears 0% interest per annum.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On December 14, 2017, the Company issued a note to an unrelated party for $35,000 that matures on December 14, 2018. The note bears 0% interest per annum. The note has been paid in full.

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of December 31, 2017 and June 30, 2017, respectively:

Notes Payable – Non-Related Parties
	December 31,	June 30,
	2017	2017
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $7,227 as of December 31, 2017.	52,000	-
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $6,019 as of December 31, 2017.	45,981	-
$81,000 face value, issued in September 2017, interest rate of 8% per month, matures March 2018 net of unamortized discount of $6,842 as of December 31, 2017, of which $12,000 has been paid.	62,158	-
$255,000 face value, issued in October 2017, interest rate of 2.5% per month, matures February 2018 net of unamortized discount of $2,458 as of December 31, 2017, of which $4,000 has been paid.	248,542	-
Total note payable – non-related parties	449,169	40,488
Less current portion	449,169	40,488
Notes payable – non-related parties, long-term	$-	$-

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 6 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	-
Series A-1 Convertible Preferred	3,000,000	2,735,000	3,789,815
Series B Convertible Preferred	200,000	3,500	35,000
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	-
Series E Convertible Preferred	1,000,000	275,000	-
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	3,259,044	$3,824,815

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the three and six months ended December 31, 2017 the Company did not issue shares of Series A-1 Preferred.

During the fiscal year ended June 30, 2017 the Company issued 550,000 shares of Series A-1 Preferred Stock for $550,000 in cash and paid $196,853 in cash offering costs.  The Company had one conversion of 150,000 shares of Series A-1 Preferred Stock for 300,000 shares of Common Stock, and issued 15,682 shares of Common Stock of payment of $7,481 in accrued dividends.

During the three and six months ended December 31, 2017 and 2016, the outstanding Preferred Stock accumulated $112,734 and $87,858 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of December 31, 2017 were approximately $1,021,672.

NOTE 7 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 126,900,921 and 118,486,728 were issued outstanding as of December 31, 2017 and June 30, 2017, respectively. The activity surrounding the issuances of the Common Stock is as follows:

For the six months Ended December 31, 2017

The Company issued 2,200,000 shares of Common Stock for $222,750 in cash as part of a private placement, net of $4,750 of issuance costs, respectively.

The Company issued 340,000 shares of Common Stock for the conversion of notes and accrued interest valued at $34,000.

The Company issued 3,010,506 shares of Common Stock as incentive with convertible notes valued at $192,896.

The Company issued 120,000 shares of Common Stock for the prepaid consulting services and rent valued at $22,800.

The Company issued 115,000 shares of Common Stock for the extension of two convertible notes valued at $16,897.

As share-based compensation to employees and non-employees, the Company issued 1,348,525 shares of common stock valued at $187,623, based on the market price of the stock on the date of issuance.

As interest expense on outstanding notes payable, the Company issued 1,280,162 shares of common stock valued at $217,628 based on the market price on the date of issuance.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

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

Stock Purchase Options

During the six months ended December 31, 2017, the Company did not issue any stock purchase options.

During the fiscal year ended June 30, 2017, the Company issued 500,000 stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the six months ended December 31, 2017.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2017	525,000	$0.18	$0.16	4.81	$93,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of December 31, 2017	525,000	$0.18	$0.20	4.31	$93,750

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

Stock Purchase Warrants

During the three and six months ended December 31, 2017, the Company issued warrants to purchase a total of 1,025,000, consisting of 75,000 warrants as part of a private placement valued at $6,019, 100,000 warrants as part of two AR financing agreements executed on August 2017 valued at $13,398, 150,000 warrants as part additional consideration of a promissory note on November 2017 valued at $12,560 and an additional 150,000 warrants to modify the note later in November 2017 valued at $12,570, and 550,000 warrants in conjunction with extension of three promissory notes valued at $54,491. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	December 31, 2017	June 30, 2017
Expected volatility	105-190%	92-126%
Expected dividends	0%	0%
Expected term	0-5 Years	0-5 Years
Risk-free interest rate	0.96-2.09%	0.74-1.89%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three and six months ended December 31, 2017.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2017	39,927,097	$0.38	$0.45	3.38	$15,144,835
Granted	1,025,000	0.17	0.07	3.26	176,250
Exercised	-	-	-	-	-
Cancelled/Expired	(177,500)	0.48	-	-	(85,000)
Outstanding as of December 31, 2017	40,774,597	$0.37	$0.40	2.94	$15,236,085

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2017 and June 30, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $767,822 and $(574), and derivative expense of $345,133 and $0 during the three and six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, and June 30, 2017, the fair market value of the derivatives aggregated $2,461,034 and $2,145,065, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 189.87 -104.82%, and a discount rate of 2.09-0.96%.

NOTE 10 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at December 31, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,461,034	$2,461,034
Securities available-for-sale	$58,800	$-	$-	$58,800

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,145,065	$2,145,065
Securities available-for-sale	$123,600	$-	$-	$123,600

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017. The total lease expense for the facility is approximately $17,220 per month, and the total remaining obligations under these leases at December 31, 2017, were approximately $52,722.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,888 per month, and the total remaining obligations under this leases at December 31, 2017, were approximately $26,432.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,224 per month, and the total remaining obligations under this leases at December 31, 2017, were approximately $288,960.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under this leases at December 31, 2017, were approximately $117,000.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2018	72,672
2019	141,464
2020	131,475
2021	87,287
2022	-
Total	$445,266

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 2017 were approximately $1,021,672.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2015, 2016, and 2017.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On January 10, 2018, the Company issued a convertible note to an unrelated company for $115,000 that matures on October 10, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at the lesser of $0.12 or 57.5% of the lowest closing bid 30 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. As additional consideration the Company also issued 150,000 three year warrants with an exercise price of $0.12 per share valued at $11,455. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 13 - SUBSEQUENT EVENTS- continued

The note was amended on January 2, 2018, to allow the Company to redeem 80% of the principal and accrued interest as well as the orderly sale of shares of common stock to extend the conversion rights from 225 days to 275 days, in consideration of the extension the Company paid $26,500 The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did result in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, that this percentage discount (variable) exercise price indicates is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017.  The Company extended the possibility to convert date by paying $10,000 of principal and $1,400 of accrued interest on October 23, 2017 to November 24, 2017 and extend the maturity date to February 21, 2018. The Company extended the possibility to convert date by paying $10,000 of principal and $4,000 of accrued interest on November 29, 2017 to December 22, 2017. The Company extended the possibility to convert date by paying $10,000 of principal on December 21, 2017 to January 16, 2018. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 90,000 warrants valued at $11,720 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by paying $10,000 of principal and $2,100 of accrued interest on October 23, 2017 to November 24, 2017 and extend the maturity date to February 21, 2018. The Company extended the possibility to convert date by paying $20,000 of principal and $6,000 of accrued interest on November 29, 2017 to December 22, 2017. The Company extended the possibility to convert date by paying $15,000 of principal on December 21, 2017 to January 16, 2018. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On August 2, 2017, the Company issued a convertible note to an unrelated company for $60,500, which includes proceeds of $55,000, and $5,500 in OID, that matures on August 2, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On January 4, 2018, the Company paid the entire principal balance of $60,500 and $12,640 in accrued interest.

On January 4, 2018, the Company issued a convertible note to an unrelated party for $53,000 that matures on July 16, 2018. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 61% of the lowest closing bids 15 days prior to the conversion per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

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

Corporate Background

We are a Delaware corporation, incorporated on about May 12, 1988, and traded on an over the counter market (ticker symbol OTCQB:AFTM). As of December 31, 2017, there were 126,900,921 shares of Common Stock issued and outstanding. The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

Quarterly Summary

Financial

For the quarter ending December 31, 2017, revenues rose to $335,066 over revenues of $48,739 during the same period in 2016. For the six months ending December 31, 2017, revenues increased to $950,462 over revenues of $103,225 during the same period in 2016. Net losses also declined to $1,386,741 from $2,158,238 during the six months ending December 31, 2017 and December 31, 2016 respectively. Despite an increase in revenues over the comparable quarter in 2016, revenues were lower than anticipated due to a delay in the commencement of an on-line sales program aimed at its Aftermaster Pro television audio system. The on-line marketing program commenced on February 1, 2018 and is showing strong growth. Based on current and forecasted sales, the Company believes that it will continue to see increased growth from the sale of the Aftermaster Pro, licensing, studio revenues and its partnerships with Tunecore and others.

Business and Products

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

The Company has also recently expanded its relationship with Tunecore, Inc. TuneCore is considered to be one of the most important artist portals for independent artists. We originally partnered with Tunecore in May 2016 to do the professional music mastering for their independent artist services. Our professional hands-on music mastering service is headed up by Peter Doell, one of the world’s most talented and respected mastering engineers. Just recently, the Company entered into an agreement to process all of the instant music-mastering for Tunecore that was previously done by Landr. Tunecore recognizes that quality and value of the Company’s Promaster music mastering for its artists. In September 2017, we displaced Landr and became Tunecore’s exclusive mastering partner for instant electronic music mastering. We continue to be Tunecore’s choice for professional mastering services as well.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the past year, the Company also designed and developed its first professional hardware product dubbed the “Aftermaster Studio Pro” which is the Company’s first product designed for use in commercial audio applications. The new product is a 1 U, 19” rack-mount Aftermaster audio processor that allows a user to enhance any audio playback with Aftermaster to make their sound fuller, clearer, louder and deeper. It is expected to retail for $3,995 and can be seen at www.aftermastermaster.com/products. The Company believes that the worldwide market for its new product is significant, as it can be used in potentially hundreds of thousands of applications worldwide: radio stations, private and public recording studios, places of worship, restaurants and bars, sports facilities, high-end residential, live concerts and concert facilities, hospitals – virtually any place where a business wants the audio to sound significantly better than anything they can do in house. The product is expected to be available for pre-sale in the first quarter of 2018.

Despite our record growth this year and proof of product interest by consumers, the Company’s sales performance continues to be impacted due to manufacturing and financing challenges, both of which have limited the timing of the rollout of some of our products. The Company has issued an initial purchase order and paid a substantial deposit for the electronic components and manufacturing of the first 100,000 circuit boards for the Aftermaster Pro TV units, which will allow an assembly manufacturer a significant head start for larger scale unit deliveries.

The Company also completed an extensive renovation and subsequently opened a world-class music recording studio originally built by music legend Graham Nash and made famous by Crosby, Stills and Nash in 1977, which is located adjacent to its existing studios in Hollywood at Crossroads of the World. The studio is equipped with state-of-the-art recording and mixing equipment, and it is used for both audio research and development as well as to generate revenue from rental to musicians. The Company considers it to be one of the finest recording studios in the US, and it began generating revenue in the first quarter of 2017. It is the largest of the six recording studios that Aftermaster now operates at its studio facilities in Hollywood. www.aftermaster.com/studios

Investment Bankers

The recent successful introduction of our Aftermaster Pro has led the Company to engage a respected investment banking firm that specializes in small cap stocks, Maxim Group of New York, to assist the Company in concurrently raising the capital to both extinguish its current debt and to provide the additional growth capital required for the Company to complete an up-listing of its shares to a larger trading platform. Such financing is contingent on market conditions, share price and the performance of the company over the next two fiscal quarters, and there is no guarantee that we will raise such capital or complete such an up-listing.

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

Currently, TuneCore is one of the world's largest independent digital music distribution and publishing administration service. Under our agreement, Aftermaster has become the platform for both hands-on professional and online instant mastering services for TuneCore’s artists on an exclusive basis. TuneCore has one of the highest artist revenue-generating music catalogs in the world, earning TuneCore Artists approximately $987 million from billions of downloads and streams. TuneCore’s music distribution services help artists, labels and managers sell their music through iTunes, Amazon Music, Spotify and other major download and streaming sites while retaining 100% of their sales revenue and rights for a low annual flat fee. TuneCore’s artists have direct access to Aftermaster's world-class senior mastering engineers and unmatched technologies and can get their tracks hand mastered for a premium price or instantly electronically mastered through Aftermaster's Promaster, returned and ready for distribution. The partnership builds upon TuneCore's mission to provide independent artists with key tools to build their careers and gain broad fan exposure, by granting access to unparalleled mastering that meets the industry's highest standards.

Home Shopping Network and QVC

On April 15, 2017, the Company introduced its Aftermaster Pro personal re-mastering device on national television on the Home Shopping Network (HSN) during two 15-minute infomercials. Home Shopping Network is one of the world’s largest television retailers. HSN initially purchased 1,000 Aftermaster Pros, and its management team has expressed to the Company that it considered the launch to be a big success. HSN has subsequently issued the Company purchase orders for several thousand more units and began new airing dates on June 9, 2017 followed on September 2, 2017. HSN provides a unique format which provides the Company with the opportunity to showcase the quality of the product, while explaining the differentiating features and operation of its Aftermaster Pro on national television.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company’s Aftermaster Pro product was recently approved for sale by marketing giant QVC and is currently scheduled for two airings in the first quarter of 2018. The Company expects that Aftermaster Pro will continue to be featured on HSN and other television, online and store based retailers.

Icon Health and Fitness Products

The Company is party to into a consulting and license agreement with ICON Health & Fitness, Inc. (“ICON”), pursuant to which the Company will act as an audio technology development consultant to develop an AfterMaster-based sound module for integration with ICON’s exercise equipment. ICON will pay the Company a per module fee and receive a license from the Company to use or sell the modules and use the software relating to each module in its products. The Company will also provide audio tuning services to further enhance the sound quality for ICON’s other audio-enabled equipment. The Company recently completed the design of a proprietary audio board for ICON and is expected to be included in ICON products in the near future.

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

In addition, Aftermaster will now be a part of powering CB2’s “After Hours” concert series. The “After Hours” events transform CB2 locales into intimate nocturnal music experiences. Just after closing time, the stores play host to a bevy of notable artists as they perform a one-of-a-kind show to an exclusive audience sipping on cocktails in a chic and sophisticated atmosphere. Aftermaster provides enhanced audio capability for these shows with its proprietary technology and offers unrivaled sound in real-time. Attendees may also try the Aftermaster Pro at demo stations throughout the stores during these events. We believe this is another important brand awareness avenue for the Pro.

Extending this partnership, CB2 also outfitted Aftermaster's famous music recording studios at Crossroads of the World in Hollywood, with a complete makeover of new furniture including "first-to-be-seen" pieces from their latest collection.

Aftermaster Consumer and Professional Electronics Products

The Company has assembled a world-class branding, technical and design team who have designed the Company’s first consumer and professional electronics products. The first consumer electronics product is the Aftermaster Pro, designed to dramatically improve the quality of TV audio. Aftermaster Pro is the world’s first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. Aftermaster Pro is a proprietary, first-to-market product which has no direct competition.

The number of existing televisions worldwide is substantial, and a majority of TV owners complain about their TV audio quality, especially the need to continually adjust the volume because of difficulty hearing dialogue in certain programming. Feedback from thousands of TV owners have provided the Company with valuable data that confirms that no manufacturer is delivering an audio solution with the same sound quality of Aftermaster Pro.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has an aggressive marketing and sales plan for the Aftermaster Pro, which is the Company's first consumer electronics product completely developed in-house. The Aftermaster Pro debuted to consumers on national television on the Home Shopping Network (“HSN”) show on April 15, 2017. The Aftermaster Pro sales were deemed to be very successful, and the product has since been featured on 5 additional HSN programs in June and September. The Company’s Aftermaster Pro product was also recently approved for sale by marketing giant QVC and is currently scheduled for two airings in the first quarter of 2018.

In June 2017, the Aftermaster Pro also went on sale at Crate and Barrel's "CB2" stores (see below) and is also now available at several other prominent online retail outlets including Amazon.com, Walmart.com, as well as the Company’s own website, Aftermasterpro.com. The Company has engaged a well regarded on-line marketing firm and began an online advertising campaign on February 1, 2018 to drive buyers to our various online retailers and our aftermasterpro.com website using the same ad process that produced highly successful sales metrics during our crowdfunding campaigns.

The Company has sold thousands of Aftermaster Pros to buyers in 65 countries and has generated revenues well over $1,000,000. www.aftermasterpro.com.

Additional Aftermaster branded consumer electronics products are under development, which we expect to introduce in the coming year.

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

Aftermaster operates six (6) recording and mastering studios at its Hollywood California facility. The Company’s engineers mix and master music for both independent and high profile artists, most recently the music for the hit TV show "Empire". When available, the Company also rents its studios to third party artists and producers.

The Company recently took over the former recording studio built by music legends Crosby, Stills and Nash in 1977, which is located next to its existing studios. The Company recently completely renovated the studio and installed state-of-the-art equipment. The Company considers the new studio to be one of the finest recording studios in the US and began generating revenues in the first quarter of 2017. www.aftermaster.com/studios

Adobe Audition

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

Aftermaster Audio Technology

Aftermaster audio technology was created and developed pursuant to a multi-year, multi-million dollar development effort to make digital audio sound substantially better by developing proprietary software, digital signal processing technology and consumer products. The Aftermaster Audio Labs team is comprised of a unique group of award-winning industry leaders in music, technology and audio engineering which includes Ari Blitz, Peter Doell, Rodney Jerkins, Larry Ryckman, Justin Timberlake, Paul Wolff, Andrew Wuepper and Shelly Yakus. See www.Aftermaster.comh.

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

Aftermaster audio is also the only commercial audio enhancement technology available that is used for professional music mastering because it enhances the entire frequency range without distortion or changing the underlying intent of the music. The technology has been used to master music created by some of the world’s most popular artists. Further information on Aftermaster and Aftermaster products can be found at www.Aftermaster.com.

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

Employees

As of December 31, 2017, we employed thirteen full-time and one part-time employees. We expect to add additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good. None of our employees are members of any union nor have they entered into any collective bargaining agreements.

Facilities

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,888 per month, and the total remaining obligations under this leases at December 31, 2017, were approximately $26,432.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,224 per month, and the total remaining obligations under this leases at December 31, 2017, were approximately $288,960.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under this leases at December 31, 2017, were approximately $117,000.

Revenues
	For the Six Months Ended
	December 31,
	2017	2016
AfterMaster Revenues	$239,619	$103,225
Product Revenues	710,843	-
Total Revenues	$950,462	$103,225

RESULTS OF OPERATIONS

Revenues
	For the Three Months Ended
	December 31,
	2017	2016
AfterMaster Revenues	$118,904	$48,739
Product Revenues	216,162	-
Total Revenues	$335,066	$48,739

We currently generate revenue from our operations through three activities: AfterMaster revenues and AfterMaster product revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the three and six months ended December 31, 2017, increased to $118,904 and 239,619, as compared to $48,739 and $103,225 for the comparable three and six months ended December 31, 2016, the increases were due primarily to an increase in the mastering and remastering of music.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

AfterMaster Product revenues are generated through the sale of the AfterMaster TV Pro.  Our product revenues were $216,162 and $710,843 and $0 and $0 during the three and six months ended December 31, 2017 and 2016. The AfterMaster TV Pro began selling online in January 2017.

In the aggregate, total Company revenues increased to $335,066 amd $950,462 for the three and six months ended December 31, 2017, as compared to total revenues of $48,739 and $103,225 for the three and six months ended December 31, 2016, due to the company launching the AfterMaster TV Pro in 2017 and recognition of deferred revenues from presales.

Cost of Revenues
	For the Three Months Ended
	December 31,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$ 987,401	$157,680

Cost of Revenues
	For the Six Months Ended
	December 31,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$ 1,143,729	$319,775

Cost of sales consists primarily of manufacturing cost of the AfterMaster Pro TV consumer electronic product, AfterMaster Studio Rent, Consultants, senior engineers, and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the three and six months ended December 31, 2017, over the comparable periods, is attributable, primarily, to an increase in manufacturing cost for the AfterMaster Pro TV. The company had manufacturing cost in the amount of $ 905,803 for the AfterMaster Pro TV for the six months ending December 31, 2017.

Other Operating Expenses
	For the Three Months Ended
	December 31,
	2017	2016
Depreciation and Amortization Expense	$44,538	$45,015
Research and Development	-	26,020
Advertising and Promotion Expense	16,649	2,565
Legal and Professional Expense	23,000	30,804
Non-Cash Consulting Expense	15,597	659,938
General and Administrative Expenses	818,042	915,206
Total	$917,826	$1,679,548

Other Operating Expenses

	For the Six Months Ended
	December 31,
	2017	2016
Depreciation and Amortization Expense	$83,507	$85,554
Research and Development	2,194	93,015
Advertising and Promotion Expense	18,665	17,644
Legal and Professional Expense	37,190	55,070
Non-Cash Consulting Expense	92,035	1,531,909
General and Administrative Expenses	1,605,032	1,628,042
Total	$1,838,623	$3,411,234

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, Public relations and information technology personnel; advertising and promotion expenses; rent and facilities; and expenses related to the issuance of stock compensation. During the three months ended December 31, 2017, General and administrative expenses decrease by $97,164 and $23,010 as compared to the three and six months ending December 31, 2016. The Decrease in General and administrative expenses is due to decrease in outside consulting services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the three and six months ended December 31, 2017, Research and Development costs decreased by $26,020 and $90,821, Advertising and Promotion increased by $14,084 and $1,021, Legal and Professional fees decreased by $7,804 and $17,880 and consulting services decreased by $761,722 and $1,439,874, as compared to the three and six months ended December 31, 2016. The decreases in Research and Development, decreases in Advertising and Promotion, and consulting services are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. Legal and Professional fees decrease are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs.

Other Income (Expense)
	For the Three Months Ended
	December 31,
	2017	2016
Interest Expense	$(601,426)	$(378,522)
Derivative Expense	(211,481)	-
Change in Fair Value of Derivative	976,861	(463)
Loss on Extinguishment of Debt	-	9,236
Total	$163,954	$(369,749)

Other Expense
	For the Six Months Ended
	December 31,
	2017	2016
Interest Expense	$(1,476,739)	$(747,595)
Derivative Expense	(345,133)	-
Change in Fair Value of Derivative	767,822	(574)
Loss on Extinguishment of Debt	(34,958)	9,236
Total	$(1,089,008)	$(738,933)

The other income/(expense) during the three and six ended December 31, 2017, totaling $163,954 and ($1,089,008) of income/(expense), which consists of interest expense, derivative expense, change in fair value of derivative, and loss on extinguishment of debt. During the comparable period in 2016, other expenses totaled $369,749 and $738,933. Interest expense has increased primarily due to an increase in non-cash interest expense relating to warrants attached to recent debt discount.  These additional borrowings have been used in the development of the AfterMaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Loss on extinguishment of debt increased in the current period due to notes extinguished in the current period.

Net Income (Loss)
	For the Three Months Ended
	December 31,
	2017	2016
Net Income (Loss)	$ (1,406,207)	$(2,158,238)

Net Loss
	For the Six Months Ended
	December 31,
	2017	2016
Net Loss	$ (3,120,898)	$(4,366,717)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants. Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value. Absent these large stock-based compensations of $15,597 and $92,035 and $659,938 and $1,531,909, derivative expense of $211,481 and $345,133 and $0 and $0, loss on the change in the derivative liability of $976,861 and $767,822 and ($463) and ($574) for the three and six months ended December 31, 2017 and 2016, our net loss would have been $1,406,207 and $2,158,238 and $3,120,898 and $4,366,717 for three and six months ended December 31, 2017 and 2016, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $335,066 and $950,462 during the three and six months ended December 31, 2017 as compared to $48,739 and $103,225 in the comparable periods of 2016. The Company has incurred losses since inception of $75,424,449. At December 31, 2017, the Company has negative working capital of $10,912,789, which was a decrease in working capital of $2,041,677 from June 30, 2017.

The Company had cash of $161,699 as of December 31, 2017, as compared to $250,728 as of June 30, 2017. The increase is a result of the company entering into thirteen (13) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $222,750, four (4) notes payable resulting in net proceeds of $425,000, three (3) related notes payable resulting in net proceeds of $68,000, and twenty-four (24) convertible notes payable resulting in net proceeds of $1,145,785. This amount was partially offset by operational costs, purchases of assets, and payments of obligations from convertible notes, notes, and lease payables.

The Company had prepaid expense of $447,123 as of December 31, 2017, as compared to $507,254 as of June 30, 2017.  The decrease is due to the Company amortizing the prepaid expenses totaling $96,135 over the six months ended September 30, 2017, partially offset by the issuance of two consulting agreements entered into in the current period.

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

As of December 31, 2017, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2017, and June 30, 2017,, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six months ended December 31, 2017, no matters were submitted to the shareholders for a vote.

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

AFTERMASTER, INC.

Date: February 14, 2018	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: February 14, 2018	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: February 14, 2018	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary