Form 10-Q/A
period 2017-09-30
AFTERMASTER, INC.
filed 2018-05-17
CIK 836809

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

EXPLANATORY NOTE

On May 10, 2018, the Board of Directors (the “Board”) of Aftermaster, Inc. (the “Company”), upon the recommendation of management, determined that the consolidated financial statements (the "Previously Issued Financial Statements") presented in the Company's report for the quarterly period ended September 30, 2017, as set forth in the Company's previously filed quarterly report on Form 10-Q, filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2017 (the “Revised Period”), should no longer be relied upon.

Specifically, the Company is filing this Amendment on Form 10-Q/A to recognize cost of sales related to the sale of 4,000 units for a total cost of $400,000 to its manufacturer that was recorded in the three-months ended December 31, 2017. The sale of the 4,000 units took place during the quarter ending September 30, 2017 therefore the cost of sales should have been recorded in the same period. (ii) As part of the 4,000 units transaction the manufacture agreed to extinguish $525,000 of accounts payable, for the relief of the $400,000 in accounts receivable, which resulted in a gain of $125,000.

The Company financial statements have been restated to conform to the current period presentation. These reclassifications had an effect on reported losses.

No other changes have been made to the Quarterly Report except as noted above. This Amendment to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that changes have been made to the cover page, NOTE 2 – Going Concern and NOTE 12 - Inventories. In addition, in connection with the restatement, this Amendment reflects the revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I. Otherwise, the Originally Filed Form 10-Q is restated herein in its entirety and no other information in the Originally Form Filed 10-Q is amended hereby. Disclosures and forward-looking information in this Amendment continue to speak as of the date of the Originally Filed Form 10-Q, and do not reflect events occurring after the filing of the Originally Filed Form 10-Q. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC after the filing of the Originally Filed Form 10-Q, including any amendments to those filings.

A description of the restatement is presented in Note 14, under the caption Restatement of Prior Period Financial Statements.

The Company’s management has discussed the revisions and corrections discussed above with the Company’s independent public accounting firm and believes that the issues are related to and arose in connection with the sale of 4,000 units between the Company one of its manufacturers. Because that transaction has been concluded, management does not believe that any continuing errors will result, although management will continue to review the financial statements and components of the transaction to determine if any other miscommunications have occurred.

AFTERMASTER, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2017	2017
	(Restated and unaudited)
ASSETS

Current Assets
Cash	$86,634	$250,728
Accounts receivable	152,877	97,103
Inventory, net	206,548	104,891
Available for sale securities	47,940	123,600
Prepaid expenses	462,720	507,254

Total Current Assets	956,719	1,083,576

Property and equipment, net	235,252	266,040

Intangible assets, net	97,758	102,243

Deposits	33,363	33,363
Accumulated	-	9,104

Total Assets	$1,323,092	$1,494,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$393,642	$459,975
Accrued interest	351,336	185,509
Deferred revenue	266,692	270,623
Accrued consulting services - related party	33,449	22,064
Lease payable	-	1,937
Derivative Liability	2,932,616	2,145,065
Notes payable - related party	618,000	610,000
Notes payable, net of discount of $29,744 and $0, respectively	195,744	40,488
Convertible notes payable - related party, net of discount of $0 and $3,818, respectively	3,955,000	3,951,182
Convertible notes payable, net of discount of $622,677 and $549,737, respectively	2,470,073	2,267,845

Total Current Liabilities	11,216,552	9,954,688

Total Liabilities	11,216,552	9,954,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001, 122,674,082 and 118,486,728 shares issued
and outstanding, respectively	122,681	118,493
Additional paid In capital	64,256,052	63,627,987
Accumulated other comprehensive income	17,940	93,600
Accumulated Deficit	(74,293,242)	(72,303,551)

Total Stockholders' Deficit	(9,893,460)	(8,460,362)

Total Liabilities and Stockholders' Deficit	$1,323,092	$1,494,326

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended
	September 30,
	2017	2016
	(Restated and unaudited)	(Unaudited)
REVENUES
AfterMaster Revenues	$120,715	$54,486
Product Revenues	494,681	-
Total Revenues	615,396	54,486

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	556,328	162,095
Depreciation and Amortization Expense	38,969	40,539
Research and Development	2,194	66,995
Advertising and Promotion Expense	2,016	15,079
Legal and Professional Expense	14,190	24,266
Non-Cash Consulting Expense	76,438	871,971
General and Administrative Expenses	786,990	712,836

Total Costs and Expenses	1,477,125	1,893,781

Loss from Operations	(861,729)	(1,839,295)

Other Expense
Interest Expense	(875,313)	(369,073)
Derivative Expense	(133,652)	-
Change in Fair Value of Derivative	(209,039)	(111)
Gain on Extinguishment of Debt	90,042	-

Total Other Expense	(1,127,962)	(369,184)

Loss Before Income Taxes	(1,989,691)	(2,208,479)
Income Tax Expense	-	-
NET LOSS	$(1,989,691)	$(2,208,479)

Preferred Stock Accretion and Dividends	(56,367)	(42,238)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,046,058)	$(2,250,717)

Basic and diluted Loss Per Share of Common Stock	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding	119,459,942	102,516,086

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(2,046,058)	(2,250,717)
Unrealized gain on AFS Securities	(75,660)	23,400
COMPREHENSIVE LOSS	$(2,121,718)	$(2,227,317)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2017	2016
	(Restated and unaudited)	(Unaudited)

Net Loss	$(1,989,691)	$(2,208,479)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	38,969	40,539
Share-based compensation - Common Stock	100,589	106,014
Common stock issued for services and rent	-	3,838
Common stock issued to extend the maturity dates on debt	16,897	60,000
Amortization of debt discount and issuance costs	418,126	92,241
Gain on extinguishment of debt	(90,042)	-
Derivative expense	133,652	-
Gain remeasurement of derivative	209,039	111
Changes in Operating Assets and Liabilities:
Accounts receivables	(55,774)	(4,606)
Inventory	(101,657)	(41,333)
Other assets	76,438	745,431
Accounts payable and accrued expenses	64,084	124,414
Accrued interest	443,455	216,880
Deferred revenue	(3,931)	14,371
Accrued consulting services - related party	11,385	(697)

Net Cash Used in Operating Activities	(728,461)	(851,276)

Purchase of property and equipment	(546)	(53,353)
Purchase of intangible assets	(3,150)	(23,000)

Net Cash Used in Investing Activities	(3,696)	(76,353)

Common Stock issued for cash	168,500	-
A-1 Preferred Stock issued for cash	-	346,000
Proceeds from notes payable	175,000	-
Proceeds from notes payable - related party	18,000	-
Repayments of notes payable - related party	(10,000)	-
Proceeds from convertible notes payable	438,500	1,160,000
Repayments of convertible notes payable	(220,000)	-
Lease Payable	(1,937)	(984)
Net Cash Provided by Financing Activities	568,063	1,505,016

	(164,094)	577,387
	250,728	394,325

	$86,634	$971,712

Interest	$-	$-
Taxes	$-	$-

Beneficial conversion feature	$30,000	$30,519
Conversion of notes and Interest into common stock	$34,000	$334,804
Conversion of preferred stock for common stock	$-	$200
Conversion of Derivative Liability	$31,895	$56,791
MTM on AFS securities	$75,660	$23,400
Common stock issued with convertible debt	$15,963	$33,349
Common stock issued for prepaid expenses	$22,800	$118,250
Derivative liability	$435,778	$56,680
Original Issue Discount	$35,250	$-
Conversion of accrued interest into common stock	$217,628	$-

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $74,293,242, negative working capital of ($10,259,833) and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2015, 2016, and 2017.

NOTE 12 – INVENTORIES

Inventories are stated at the first in first out and consisted of the following:

	September 30, 2017	June 30, 2017

Components	$ 254,834	$ 159,017
Finished Goods	5,840	-
Allowance / Reserve	(54,126)	(54,126)
Totals	$ 206,548	$ 104,891

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

NOTE 14 –RESTATEMENT OF INTERIM CONDENSED FINANCIAL STATEMENTS

This Amendment No. 1 is to recognize cost of sales related to the sale of 4,000 units for a total cost of $400,000 to its manufacturer that was recorded in the three-months ended December 31, 2017. The sale of the 4,000 units took place during the quarter ending September 30, 2017 therefore the cost of sales should have been recorded in the same period. (ii) As part of the 4,000 units transaction the manufacture agreed to extinguish $525,000 of accounts payable, for the relief of the $400,000 in accounts receivable, which resulted in a gain of $125,000.

The effects of these corrections on the interim consolidated financial statements were:

AFTERMASTER, INC.
Consolidated Balance Sheets

	September 30,		September 30,
	2017		2017
	As Reported	Correction	As Restated
Accounts receivable	552,877	(400,000)	152,877
Total Current Assets	1,356,719	(400,000)	956,719
Total Assets	$ 1,723,092	$ (400,000)	$ 1,323,092
Accounts payable and other accrued expenses	$ 518,642	$ (125,000)	$ 393,642
Total Current Liabilities	11,341,552	(125,000)	11,216,552
Total Liabilities	11,341,552	(125,000)	11,216,552
Accumulated Deficit	(74,018,242)	(275,000)	(74,293,242)
Total Stockholders' Deficit	(9,618,460)	(275,000)	(9,893,460)
Total Liabilities and Stockholders' Deficit	$ 1,723,092	$ (400,000)	$ 1,323,092

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three		For the Three
	Months Ended		Months Ended
	September 30,		September 30,
	2017		2017
	As Reported	Correction	As Restated
Cost of Revenues (Exclusive of Depreciation and Amortization)	156,328	400,000	556,328
Total Costs and Expenses	1,077,125	400,000	1,477,125
Loss from Operations	(461,729)	(400,000)	(861,729)
Gain on Extinguishment of Debt	(34,958)	125,000	90,042
Total Other Expense	(1,252,962)	125,000	(1,127,962)
Loss Before Income Taxes	(1,714,691)	(275,000)	(1,989,691)
NET LOSS	$ (1,714,691)	$ (275,000)	$ (1,989,691)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (1,771,058)	$ (275,000)	$ (2,046,058)
Basic and diluted Loss Per Share of Common Stock	$ (0.01)	$ (0.01)	$ (0.02)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,771,058)	(275,000)	(2,046,058)
COMPREHENSIVE LOSS	$ (1,846,718)	$ (275,000)	$ (2,121,718)

AFTERMASTER, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three		For the Three
	Months Ended		Months Ended
	September 30,		September 30,
	2017		2017
	As Reported	Correction	As Restated
Net Loss	$ (1,714,691)	$ (275,000)	$ (1,989,691)
(Gain)/Loss on extinguishment of debt	34,958	(125,000)	(90,042)
Accounts receivables	(455,774)	400,000	(55,774)

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
	For the Three Months Ended
	September 30,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$556,328	$162,095

Cost of sales consists primarily of manufacturing cost of the AfterMaster Pro TV consumer electronic product, AfterMaster Studio Rent, Consultants, senior engineers, and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the three months ended September 30, 2017, over the comparable three-month period, is attributable, primarily, due to an increase in manufacturing cost of $400,000 for a large sale to the Company’s manufacturer for 4,000 units in the current quarters. offset by a decrease in utilities, salaries, and overhead costs offset by increases in cost directly related to AfterMaster Pro TV and rent expense. The company had manufacturing cost in the amount of $91,398 for the AfterMaster Pro TV for the three months ending September 30, 2017.

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

Other Expense
	For the Years Ended
	September 30,
	2017	2016
Interest Expense	$(875,313)	(369,073)
Derivative Expense	(133,652)	-
Change in Fair Value of Derivative	(209,039)	(111)
Gain on Extinguishment of Debt	(90,042)	-
Total	$(1,127,962)	$(369,184)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The other expenses during the quarter ended September 30, 2017, totaling $1,127,962 of expenses, which consists of interest expense, derivative expense, change in fair value of derivative, and gain on extinguishment of debt. During the comparable period in 2016, other expenses totaled $369,184. Interest expense has increased primarily due to an increase in non-cash interest expense relating to warrants attached to recent debt discount.  These additional borrowings have been used in the development of the AfterMaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Loss on extinguishment of debt increased in the current period due to notes extinguished in the current period.

Net Loss
	For the Three Months Ended
	September 30,
	2017	2016
Net Loss	$ (1,989,691)	$(2,208,479)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”and ASC 505, Equity Based Payments to Non-Employees”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large stock-based compensations of $76,438 and $871,971, derivative expense of $133,652 and $0, loss on the change in the derivative liability of $209,039 and $111 for the three months ended September 30, 2017 and 2016, our net loss would have been $1,570,562 and $1,336,397 for three months ended September 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $615,396 during the three months ended September 30, 2017 as compared to $54,486 in the comparable quarter of 2016. The Company has incurred losses since inception of $74,293,242. At September 30, 2017, the Company has negative working capital of $10,259,833, which was a decrease in working capital of $1,388,721 from June 30, 2017.

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

AFTERMASTER, INC.

Date: May 16, 2018	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: May 16, 2018	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: May 16, 2018	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary