Form 10-Q/A
period 2017-12-31
AFTERMASTER, INC.
filed 2018-05-17
CIK 836809

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
 1

EXPLANATORY NOTE

On May 10, 2018 2018, the Board of Directors (the “Board”) of Aftermaster, Inc. (the “Company”), upon the recommendation of management, determined that the consolidated financial statements (the "Previously Issued Financial Statements") presented in the Company's transitional report for the quarterly period ended December 31, 2017, as set forth in the Company's previously filed quarterly report on Form 10-Q, filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2018 (the “Revised Period”), should no longer be relied upon.

Specifically, the Company is filing this Amendment on Form 10-Q/A to recognize cost of sales related to the sale of 4,000 units for a total cost of $400,000 to its manufacturer that was recorded in the three-month ended December 31, 2017. The sales of the 4,000 units took place during the quarter ending September 30, 2017 therefore the cost of sales should have been recorded in the same period. (ii) As part of the 4,000 units transaction the manufacture agreed to extinguish $525,000 of accounts payable, for the relief of the $400,000 in accounts receivable, which resulted in a gain of $125,000.

In the quarter ending December 31, 2017, the company sold an additional 1,000 units for a total sale of $120,000 to the same manufacture as the September 30, 2017 transaction referenced above. The transaction eliminated $90,000 in accounts receivable and accounts payable, resulting in a net gain of $30,000. (ii) as part of the 1,000 units transaction the company transferred consigned inventory in the amount of $142,389 which the company mistakenly wrote off the inventory to cost of good sold, in the December 30, 2017 amendment the company corrected the removal of the inventory and the overstatement of cost of good sold. (iii) The manufacture also had inventory in the amount of $198,000 that the company did not account for in the original filed 10Q.

The Company financial statements have been restated conform to the current period presentation. These reclassifications had an effect on reported losses.

No other changes have been made to the Quarterly Report except as noted above. This Amendment to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that changes have been made to the cover page, NOTE 2 – Going Concern and NOTE 12 - Inventories. In addition, in connection with the restatement, this Amendment reflects the revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I. Otherwise, the Originally Filed Form 10-Q is restated herein in its entirety and no other information in the Originally Form Filed 10-Q is amendedhereby. Disclosures and forward-looking information in this Amendment continue to speak as of the date of the Originally Filed Form 10-Q, and do not reflect events occurring after the filing of the Originally Filed Form 10-Q. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC after the filing of the Originally Filed Form 10-Q, including any amendments to those filings.

A description of the restatement is presented in Note 14, under the caption Restatement of Prior Period Financial Statements.

The Company’s management has discussed the revisions and corrections discussed above with the Company’s independent public accounting firm and believes that the issues are related to and arose in connection with the sale of 5,000 units between the Company one of its manufacturers. Because that transaction has been concluded, management does not believe that any continuing errors will result, although management will continue to review the financial statements and components to determine if any other miscommunications have occurred.

AFTERMASTER, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2017	2017
	(Restated and unaudited)
ASSETS

Current Assets
Cash	$161,699	$250,728
Accounts receivable	69,714	97,103
Inventory, net	340,389	104,891
Available for sale securities	58,800	123,600
Prepaid expenses	447,123	507,254

Total Current Assets	1,077,725	1,083,576

Property and equipment, net	203,264	266,040

Intangible assets, net	90,085	102,243

Deposits	29,263	33,363
Prepaid expenses, net of current	-	9,104

Total Assets	$1,400,337	$1,494,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$602,799	$459,975
Accrued interest	490,657	185,509
Deferred revenue	186,752	270,623
Accrued consulting services - related party	32,419	22,064
Lease payable	-	1,937
Derivative Liability	2,461,034	2,145,065
Notes payable - related party	633,000	610,000
Notes payable, net of discount of $15,319 and $0, respectively	449,169	40,488
Convertible notes payable - related party, net of discount of $3,750 and $0, respectively	3,990,000	3,951,182
Convertible notes payable, net of discount of $790,455 and $549,737, respectively	2,877,295	2,267,845

Total Current Liabilities	11,723,125	9,954,688

Total Liabilities	11,723,125	9,954,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001, 126,900,921 and 118,486,728 shares issued
and outstanding, respectively	126,909	118,493
Additional paid In capital	64,675,454	63,627,987
Accumulated other comprehensive income	28,800	93,600
Accumulated Deficit	(75,157,060)	(72,303,551)

Total Stockholders' Deficit	(10,322,788)	(8,460,362)

Total Liabilities and Stockholders' Deficit	$1,400,337	$1,494,326

 The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Restated and unaudited)	(Unaudited)	(Restated and unaudited)	(Unaudited)
REVENUES
AfterMaster Revenues	$ 118,904	$ 48,739	$ 239,619	$ 103,225
Product Revenues	216,162	-	710,843	-
Total Revenues	335,066	48,739	950,462	103,225

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	445,012	157,680	1,001,340	319,775
Depreciation and Amortization Expense	44,538	45,015	83,507	85,554
Research and Development	-	26,020	2,194	93,015
Advertising and Promotion Expense	16,649	2,565	18,665	17,644
Legal and Professional Expense	23,000	30,804	37,190	55,070
Non-Cash Consulting Expense	15,597	659,938	92,035	1,531,909
General and Administrative Expenses	818,042	915,206	1,605,032	1,628,042

Total Costs and Expenses	1,362,838	1,837,228	2,839,963	3,731,009

Loss from Operations	(1,027,772)	(1,788,489)	(1,889,501)	(3,627,784)

Other Expense
Interest Expense	(601,426)	(378,522)	(1,476,739)	(747,595)
Derivative Expense	(177,451)	-	(345,133)	-
Change in Fair Value of Derivative	963,041	(463)	767,822	(574)
Gain on Extinguishment of Debt	-	9,236	90,042	9,236

Total Other Expense	184,164	(369,749)	(964,008)	(738,933)

Loss Before Income Taxes	(843,608)	(2,158,238)	(2,853,509)	(4,366,717)
Income Tax Expense	-	-	-	-
NET LOSS	$ (843,608)	$ (2,158,238)	$ (2,853,509)	$ (4,366,717)

Preferred Stock Accretion and Dividends	(56,367)	(45,620)	(112,734)	(87,858)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (899,975)	$ (2,203,858)	$ (2,966,243)	$ (4,454,575)

Basic and diluted Loss Per Share of Common Stock	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.04)

Basic and Diluted -Weighted Average Number of Shares Outstanding	124,080,046	104,726,332	121,773,934	104,045,562

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(899,975)	(2,203,858)	(2,966,243)	(4,454,575)
Unrealized gain loss on AFS Securities	10,860	(39,000)	(64,800)	(15,600)
COMPREHENSIVE LOSS	$ (889,115)	$ (2,242,858)	$ (3,031,043)	$ (4,470,175)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
	2017	2016
	(Restated and unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Loss	$(2,853,509)	$(4,366,717)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	83,508	85,554
Share-based compensation - Common Stock	187,623	218,538
Share-based compensation - warrants and options	-	23,976
Share-based compensation - warrants	-	13,204
Common stock issued for services and rent	-	18,897
Common stock issued as incentive with convertible debt	16,897	-
Common stock issued to extend the maturity dates on debt	-	120,000
Amortization of debt discount and issuance costs	885,633	152,513
(Gain)/Loss on extinguishment of debt	(90,042)	(9,236)
Derivative expense	345,133	-
(Gain)/Loss remeasurement of derivative	(767,823)	574
Changes in Operating Assets and Liabilities:
Accounts receivables	27,389	(5,809)
Inventory	(235,498)	(330,077)
Other assets	96,135	1,086,909
Accounts payable and accrued expenses	273,241	19,068
Accrued interest	677,525	437,950
Deferred revenue	(83,871)	22,458
Accrued consulting services - related party	10,355	18,505

Net Cash Used in Operating Activities	(1,427,304)	(2,493,693)

INVESTING ACTIVITIES

Purchase of property and equipment	(5,424)	(96,029)
Purchase of intangible assets	(3,150)	(31,800)

Net Cash Used in Investing Activities	(8,574)	(127,829)

FINANCING ACTIVITIES

Common Stock issued for cash	222,750	906,224
A-1 Preferred Stock issued for cash	-	373,541
Proceeds from notes payable	425,000	-
Repayments of notes payable	(16,000)	-
Proceeds from notes payable - related party	68,000	17,500
Repayments of notes payable - related party	(45,000)	(12,500)
Proceeds from convertible notes payable	1,147,036	1,160,000
Repayments of convertible notes payable	(453,000)	(15,000)
Lease Payable	(1,937)	21,552
Net Cash Provided by Financing Activities	1,346,849	2,451,317

NET CHANGE IN CASH	(89,029)	(170,205)
CASH AT BEGINNING OF PERIOD	250,728	394,325

CASH AT END OF PERIOD	$161,699	$224,120

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $75,157,060, negative working capital of $10,645,400, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2015, 2016, and 2017.

NOTE 12 – INVENTORIES

Inventories are stated at the first in first out and consisted of the following:

	December 31, 2017	June 30, 2017

Components	$ 340,389	$ 159,017
Finished Goods	-	-
Allowance / Reserve	-	(54,126)
Totals	$ 340,389	$ 104,891

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

NOTE 14 – RESTATEMENT OF INTERIM CONDENSED FINANCIAL STATEMENTS

This Amendment No. 1 to recognize cost of sales related to the sale of 4,000 units for a total cost of $400,000 to its manufacturer that was recorded in the three-month ended December 31, 2017. The sales of the 4,000 units took place during the quarter ending September 30, 2017 therefore the cost of sales should have been recorded in the same period. (ii) As part of the 4,000 units transaction the manufacture agreed to extinguish $525,000 of accounts payable, for the relief of the $400,000 in accounts receivable, which resulted in a gain of $125,000.

In the quarter ending December 31, 2017, the company sold an additional 1,000 units for a total sale of $120,000 to the same manufacture as the September 30, 2017 transaction referenced above. The transaction eliminated $90,000 in accounts receivable and accounts payable, resulting in a net gain of $30,000. (ii) as part of the 1,000 units transaction the company transferred consigned inventory in the amount of $142,389 which the company mistakenly wrote off the inventory to cost of good sold, in the December 30, 2017 amendment the company corrected the removal of the inventory and the overstatement of cost of good sold. (iii) The manufacture also had inventory in the amount of $198,000 that the company did not account for in the original filed 10Q.

The effects of these corrections on the interim consolidated financial statements were:

AFTERMASTER, INC.
Consolidated Balance Sheets

	December 31,		December 31,
	2017		2017
	As Reported	Correction	As Restated
Accounts receivable	559,714	(490,000)	69,714
Inventory, net	-	340,389	340,389
Total Current Assets	1,227,336	(149,611)	1,077,725
Total Assets	$ 1,549,948	$ (149,611)	$ 1,400,337
Accounts payable and other accrued expenses	$ 1,019,799	$ (417,000)	$ 602,799
Total Current Liabilities	12,140,125	(417,000)	11,723,125
Total Liabilities	12,140,125	(417,000)	11,723,125
Accumulated Deficit	(75,424,449)	267,389	(75,157,060)
Total Stockholders' Deficit	(10,590,177)	267,389	(10,322,788)
Total Liabilities and Stockholders' Deficit	$ 1,549,948	$ (149,611)	$ 1,400,337

AFTERMASTER, INC.
Consolidated Statements of Operations (Unaudited)

	For the Three		For the Three
	Months Ended		Months Ended
	December 31,		December 31,
	2017		2017
As Reported	As Reported	Correction	As Restated
Cost of Revenues (Exclusive of Depreciation and Amortization)	987,401	(542,389)	445,012
Total Costs and Expenses	1,905,227	(542,389)	1,362,838
Loss from Operations	(1,570,161)	542,389	(1,027,772)
Gain on Extinguishment of Debt	-	-	-
Total Other Expense	163,954	20,210	184,164
Loss Before Income Taxes	(1,406,207)	562,599	(843,608)
NET LOSS	$ (1,406,207)	$ 562,599	$ (843,608)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (1,462,574)	$ 562,599	$ (899,975)
Basic and diluted Loss Per Share of Common Stock	$ (0.01)	$ 0.00	$ (0.01)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,462,574)	562,599	(899,975)
COMPREHENSIVE LOSS	$ (1,541,714)	$ 652,599	$ (889,115)

	For the Six		For the Six
	Months Ended		Months Ended
	December 31,		December 31,
	2017		2017
	As Reported	Correction	As Restated
Cost of Revenues (Exclusive of Depreciation and Amortization)	1,143,729	(142,389)	1,001,340
Total Costs and Expenses	2,982,352	(142,389)	2,839,963
Loss from Operations	(2,031,890)	142,389	(1,889,501)
Gain on Extinguishment of Debt	(34,958)	125,000	90,042
Total Other Expense	(1,089,008)	125,000	(964,008)
Loss Before Income Taxes	(3,120,898)	267,389	(2,853,509)
NET LOSS	$ (3,120,898)	$ 267,389	$ (2,853,509)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (3,233,632)	$ 267,389	$ (2,966,243)
Basic and diluted Loss Per Share of Common Stock	$ (0.03)	$ 0.01	$ (0.02)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(3,233,632)	267,389	(2,966,243)
COMPREHENSIVE LOSS	$ (3,298,432)	$ 267,389	$ (3,031,043)

AFTERMASTER, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six		For the Six
	Months Ended		Months Ended
	December 31,		December 31,
	2017		2017
	As Reported	Correction	As Restated
Net Loss	$ (3,120,890)	$ 267,381	$ (2,853,509)
(Gain)/Loss on extinguishment of debt	34,958	(125,000)	(90,042)
Accounts receivables	(462,611)	490,000	27,389
Inventory	104,891	(340,389)	(235,498)
Accounts payable and accrued expenses	565,241	(292,000)	273,241
Net Cash Used in Operating Activities	(1,427,304)	-	(1,427,304)

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

Cost of Revenues
	For the Three Months Ended
	December 31,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$ 445,012	$157,680

Cost of Revenues
	For the Six Months Ended
	December 31,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$ 1,001,340	$319,775

Cost of sales consists primarily of manufacturing cost of the AfterMaster Pro TV consumer electronic product, AfterMaster Studio Rent, Consultants, senior engineers, and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the three and six months ended December 31, 2017, over the comparable periods, is attributable, primarily, to an increase in manufacturing cost of $490,000 for a large sale to the Company’s manufacturer for 5,000 units totaling $520,000 in the current period and an increase in manufacturing cost for the AfterMaster Pro TV. The company had manufacturing cost in the amount of $1,001,340 for the AfterMaster Pro TV for the six months ending December 31, 2017.

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

Other Income (Expense)
	For the Three Months Ended
	December 31,
	2017	2016
Interest Expense	$(601,426)	$(378,522)
Derivative Expense	(211,481)	-
Change in Fair Value of Derivative	976,861	(463)
Loss on Extinguishment of Debt	-	9,236
Total	$163,954	$(369,749)

Other Expense
	For the Six Months Ended
	December 31,
	2017	2016
Interest Expense	$(1,476,739)	$(747,595)
Derivative Expense	(345,133)	-
Change in Fair Value of Derivative	767,822	(574)
Loss on Extinguishment of Debt	(90,042)	9,236
Total	$(964,008)	$(738,933)

The other income/(expense) during the three and six ended December 31, 2017, totaling $163,954 and ($964,008) of income/(expense), which consists of interest expense, derivative expense, change in fair value of derivative, and loss on extinguishment of debt. During the comparable period in 2016, other expenses totaled $369,749 and $738,933. Interest expense has increased primarily due to an increase in non-cash interest expense relating to warrants attached to recent debt discount.  These additional borrowings have been used in the development of the AfterMaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Loss on extinguishment of debt increased in the current period due to notes extinguished in the current period.

Net Income (Loss)
	For the Three Months Ended
	December 31,
	2017	2016
Net Income (Loss)	$ (1,613,601)	$(2,158,238)

Net Loss
	For the Six Months Ended
	December 31,
	2017	2016
Net Loss	$ (3,184,163)	$(4,366,717)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants. Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value. Absent these large stock-based compensations of $15,597 and $92,035 and $659,938 and $1,531,909, derivative expense of $211,481 and $345,133 and $0 and $0, loss on the change in the derivative liability of $976,861 and $767,822 and ($463) and ($574) for the three and six months ended December 31, 2017 and 2016, our net loss would have been $1,613,601 and $2,158,238 and $3,184,163 and $4,366,717 for three and six months ended December 31, 2017 and 2016, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $335,066 and $950,462 during the three and six months ended December 31, 2017 as compared to $48,739 and $103,225 in the comparable periods of 2016. The Company has incurred losses since inception of $75,157,060. At December 31, 2017, the Company has negative working capital of $10,645,400, which was a decrease in working capital of $1,774,288 from June 30, 2017.

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