Form 10-Q
period 2018-03-31
AFTERMASTER, INC.
filed 2018-05-18
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☐ Yes ☒ No

At May 15, 2018 the number of shares outstanding of Common Stock, $0.001 par value, was 143,095,128 shares.

AFTERMASTER, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2018	2017
	(Unaudited)
ASSETS

Current Assets
Cash	$180,291	$250,728
Accounts receivable	70,978	97,103
Inventory, net	122,940	104,891
Available for sale securities	-	123,600
Prepaid expenses	450,740	507,254

Total Current Assets	824,949	1,083,576

Property and equipment, net	168,969	266,040

Intangible assets, net	82,580	102,243

Deposits	18,717	33,363
Prepaid expenses, net of current	-	9,104

Total Assets	$1,095,215	$1,494,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$631,716	$459,975
Accrued interest	315,596	185,509
Deferred revenue	-	270,623
Accrued consulting services - related party	81,342	22,064
Lease payable	-	1,937
Derivative Liability	3,407,690	2,145,065
Notes payable - related party	75,500	610,000
Notes payable, net of discount of $83,295 and $0, respectively	376,705	40,488
Convertible notes payable - related party, net of discount of $5,673 and $0, respectively	108,827	3,951,182
Convertible notes payable, net of discount of $521,668 and $549,737, respectively	3,147,681	2,267,845

Total Current Liabilities	8,145,057	9,954,688

Total Liabilities	8,145,057	9,954,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001, 132,147,996 and 118,486,728 shares issued
and outstanding, respectively	132,155	118,493
Additional paid In capital	65,761,141	63,627,987
Accumulated other comprehensive income	-	93,600
Accumulated Deficit	(72,946,247)	(72,303,551)

Total Stockholders' Deficit	(7,049,842)	(8,460,362)

Total Liabilities and Stockholders' Deficit	$1,095,215	$1,494,326

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

REVENUES
AfterMaster Revenues	$132,291	$266,621	$371,910	$369,844
Product Revenues	308,905	-	1,019,748	-
Total Revenues	441,196	266,621	1,391,658	369,844

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	365,407	243,628	1,366,747	563,403
Depreciation and Amortization Expense	41,800	46,322	125,307	131,876
Research and Development	8,793	45,972	10,987	138,987
Advertising and Promotion Expense	28,939	24,865	47,604	42,509
Legal and Professional Expense	28,915	61,360	66,105	116,430
Non-Cash Consulting Expense	75,914	427,499	167,949	1,959,408
General and Administrative Expenses	588,816	653,160	2,193,848	2,281,202

Total Costs and Expenses	1,138,584	1,502,806	3,978,547	5,233,815

Loss from Operations	(697,388)	(1,236,185)	(2,586,889)	(4,863,971)

Other Income (Expense)
Interest Expense	(905,345)	(401,829)	(2,382,084)	(1,149,424)
Derivative Expense	(1,268,098)	(197,200)	(1,613,231)	(197,200)
Change in Fair Value of Derivative	160,175	(434,125)	927,997	(434,699)
Gain Available for Sale Securities	240,000	-	240,000	-
Gain Loss on Extinguishment of Debt	4,681,469	-	4,771,511	9,236

Total Other Income (Expense)	2,908,201	(1,033,154)	1,944,193	(1,772,087)

Income (Loss) Before Income Taxes	2,210,813	(2,269,339)	(642,696)	(6,636,058)
Income Tax Expense	-	-	-	-
NET INCOME(LOSS)	$2,210,813	$(2,269,339)	$(642,696)	$(6,636,058)

Preferred Stock Accretion and Dividends	(56,367)	(41,999)	(169,101)	(129,855)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,154,446	$(2,311,338)	$(811,797)	$(6,765,913)

Basic Income (Loss) Per Share of Common Stock	$0.02	$(0.02)	$(0.01)	$(0.06)

Weighted Average Number of Shares Outstanding	130,950,689	109,468,240	124,785,081	106,238,848

Diluted Income (Loss) Per Share of Common Stock	$0.01	$(0.02)	$(0.01)	$(0.06)

Diluted -Weighted Average Number of Shares Outstanding	182,810,706	109,468,240	124,785,081	106,238,848
Other Comprehensive Income, net of tax
NET Income(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	2,154,446	(2,311,338)	(811,797)	(6,765,913)
Unrealized Gain (Loss) on AFS Securities	64,800	15,000	-	(600)
COMPREHENSIVE INCOME(LOSS)	$2,219,246	$(2,296,338)	$(811,797)	$(6,766,513)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2018	2017

OPERATING ACTIVITIES

Net Loss	$(642,696)	$(6,636,058)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	125,308	131,876
Share-based compensation - Common Stock	252,128	328,128
Share-based compensation - warrants and options	-	27,607
Common stock issued for services and rent	-	25,383
Common stock issued to extend the maturity dates on debt	16,897	184,105
Common stock issued as incentive with Convertible debt	-	127,500
Amortization of debt discount and issuance costs	1,457,536	170,168
(Gain)/Loss on extinguishment of debt	(4,714,005)	(9,236)
Derivative expense	1,673,273	197,200
(Gain)/Loss remeasurement of derivative	(927,998)	434,699
Gain on Available for Sale Securities	(220,000)	-
Changes in Operating Assets and Liabilities:
Accounts receivables	26,125	(106,911)
Inventory	(18,049)	(506,566)
Other assets	129,554	1,530,910
Deposits	-	-
Accounts payable and accrued expenses	235,862	275,651
Accrued interest	984,73	690,844
Deferred revenue	(270,623)	(77,802)
Accrued consulting services - related party	59,278	119,369

Net Cash Used in Operating Activities	(1,829,679)	(3,193,133)

INVESTING ACTIVITIES

Purchase of property and equipment	(5,424)	(124,223)
Sale of available for sale securities	250,000	-
Purchase of intangible assets	(3,150)	(31,800)

Net Cash Used in Investing Activities	241,426	(156,023)

FINANCING ACTIVITIES

Common Stock issued for cash	413,750	359,000
Common Stock issued for conversion of options/warrants	-	906,224
A-1 Preferred Stock issued for cash	-	353,148
Proceeds from notes payable	694,375	-
Repayments of notes payable	(255,000)	-
Proceeds from notes payable - related party	85,500	17,500
Repayments of notes payable - related party	(245,000)	(12,500)
Proceeds from convertible notes payable - related party	84,500	-
Proceeds from convertible notes payable	1,511,085	1,703,000
Repayments of convertible notes payable	(650,000)	(215,000)
Payment made on accrued interest	(119,457)	-
Lease Payable	(1,937)	12,913
Net Cash Provided by Financing Activities	1,517,816	3,124,285

NET CHANGE IN CASH	(70,437)	(224,871)
CASH AT BEGINNING OF PERIOD	250,728	394,325

CASH AT END OF PERIOD	$180,291	$169,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$181,521	$30,519
Conversion of notes and Interest into common stock	$277,265	$220,164
Conversion of preferred stock for common stock	$-	$105
Derivative Liability	$917,001	$-
Conversion of Derivative Liability	$437,607	$95,492
MTM on AFS securities	$64,800	$600
Common stock issued with notes payable	$317,261	$-
Common stock issued with convertible debt	$-	$33,349
Common stock issued for prepaid expenses	$49,290	$822,233
Cancellation of common shares as part of settlement of debt	$14,838	$-
Original Issue Discount	$115,365	$88,000
Conversion of accrued interest into common stock	$217,628	$597,882
Warrants issued for prepaid expenses	$-	$376,041

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2017 audited financial statements.  The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $72,946,247, negative working capital of $7,320,108, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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
March 31, 2018 and June 30, 2017

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

Income Taxes
There is no income tax provision for the three and nine months ended March 31, 2018 and 2017 due to net operating losses for which there is no benefit currently available.

At March 31, 2018, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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
March 31, 2018 and June 30, 2017

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

Cost of Revenues
The Company’s cost of revenues includes employee costs, product costs, and other nominal amounts.  Costs associated with products are recognized at the time of the sale and when the inventory is shipped. Costs incurred to provide services are recognized as cost of sales as incurred. Depreciation is not included within cost of revenues.

Loss Per Share
Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the nine months ended March 31, 2018 and 2017 of $169,101 and $129,855, respectively.

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

For the nine months ended March 31, 2018 and 2017, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 90,531,890 and 30,383,665 at March 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

On November 10, 2014, the Company received 600,000 shares of b Booth stock as part of an Asset License agreement with b Booth. On February 22, 2018, the Company sold the 600,000 shares to the CEO of b Booth in exchange for $270,000, which included $250,000 in cash and $20,000 in commissions fees. The Company realized a gain on sale of the available for sale securities of $240,000 (Sales price of $270,000 less the gross realized loss of $30,000). The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company's investment in b Booth stock, as follows:

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value

Equity securities	$123,600	$-	$(93,600)	$-	$(30,000)	$

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value

Equity securities	$63,600	$60,000	$-	$-	$-	$123,600

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE

Convertible Notes Payable
In accounting for its convertible notes payable where derivative accounting does not apply, proceeds from the sale of a convertible debt instrument with Common Stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portions of the proceeds allocated to the warrants are accounted for as paid-in capital with an offset to debt discount. The remainder of the proceeds are allocated to the debt instrument portion of the transaction as prescribed by ASC 470-25-20.  The Company then calculates the effective conversion price of the note based on the relative fair value allocated to the debt instrument to determine the fair value of any beneficial conversion feature (“BCF”) associated with the convertible note in accordance with ASC 470-20-30.  The BCF is recorded to additional paid-in capital with an offset to debt discount.  Both the debt discount related to the issuance of warrants and related to a BCF is amortized over the life of the note.

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of March 31, 2018 and June 30, 2017, respectively:

Convertible Notes Payable – Related Parties
	March 31,	June 30,
	2018	2017
Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of March 31, 2018 and June 30, 2017, of which $3,925,000 was extinguished.	$-	$3,925,000
$30,000 face value, issued in August 2016, interest rate of 0%, matures January 2017, a gain on extinguishment of debt was recorded totaling $3,818 net unamortized discount of $0 as of March 31, 2018 and June 30, 2017.	30,000	26,182
$10,000 face value, issued in November 2017, interest rate of 0%, matures November 2018, net amortized discount of $0 as of March 31, 2018.	10,000	-
$25,000 face value, issued in December 2017, interest rate of 0%, matures December 2018, net amortized discount of $3,750 as of March 31, 2018.	22,175	-
$10,000 face value, issued in January 2018, interest rate of 0%, matures January 2019, net unamortized discount of $784 as of March 31, 2018.	9,216	-
$15,000 face value, issued in January 2018, interest rate of 0%, matures January 2019, net unamortized discount of $2,064 as of March 31, 2018.	12,936	-
$24,500 face value, issued in February 2018, interest rate of 0%, matures February 2019, net unamortized discount of $0 as of March 31, 2018.	24,500	-
Total convertible notes payable – related parties	108,827	3,951,182
Less current portion	108,827	3,951,182
Convertible notes payable – related parties, long-term	$-	$-

As part of a settlement agreement dated March 30, 2018, the agreed to extinguish $3,925,000 in convertible notes with related parties and accrued interest of $240,041, $575,000 in related party notes payable and accrued interest of $43,007 for a total payment of $200,000. As part of the arrangement the note holder agreed to cancel 14,837,251 shares of common stock and 531,250 warrants.

On December 30, 2017, the Company issued a note to a related party for $25,000 that matures on December 30, 2018. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.  The Company valued a BCF related to the note valued at $3,750.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On January 4, 2018, the Company issued a note to a related party for $15,000 that matures on January 4, 2019. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.  The Company valued a BCF related to the note valued at $2,700.

On January 11, 2018, the Company issued a note to a related party for $10,000 that matures on January 11, 2019. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.  The Company valued a BCF related to the note valued at $1,000.

On February 14, 2018, the Company issued a note to a related party for $24,500 that matures on February 14, 2019. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of March 31, 2018 and June 30, 2017, respectively:

Convertible Notes Payable - Non-Related Parties
	March 31,	June 30,
	2018	2017
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2017, net unamortized discount of $0 as of March 31, 2018 and June 30, 2017, respectively.	$7,000	$7,000
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $190,000, matures January 2018, net unamortized discount of $0 of March 31, 2018 and June 30, 2017, respectively, of which $335,000 has been paid.	355,000	430,000
$100,000 face value, issued in February 2016, interest rate of 10%, matures March 2018, net unamortized discount of $0 as of March 31, 2018 and June 30, 2017, respectively.	100,000	100,000
$25,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $0 as of March 31, 2018 and June 30, 2017, respectively.	25,000	25,000
$100,000 face value, issued in March 2016, interest rate of 10%, matures June 2017, net unamortized discount of $0 as of March 31, 2018 and June 30, 2017, respectively.	100,000	100,000
$10,000 face value, issued in March 2016, interest rate of 10%, matures March 2018, net unamortized discount $0 of March 31, 2018 and June 30, 2017, respectively.	10,000	10,000
$50,000 face value, issued in July 2016, interest rate of 0%, matures October 2017, net unamortized discount of $0 of March 31, 2018 and June 30, 2017, respectively.	50,000	50,000
$50,000 face value, issued in August 2016, interest rate of 0%, matures September which was amended to January 2018, net unamortized discount of $1,403 and $5,418 of March 31, 2018 and June 30, 2017, respectively.	50,000	44,582
$1,000,000 face value, issued in September 2016, interest rate of 10%, matures June 2017, net unamortized discount of $0 as of March 31, 2018 and June 30, 2017, respectively.	1,000,000	1,000,000
$149,000 face value, issued in February 2017, interest rate of 10%, matures February 2018, net amortized discount of $0 and $59,740 as of March 31, 2018 and June 30, 2017, respectively, of which $30,000 has been paid.	119,000	89,260

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

$224,000 face value, issued in February 2017, interest rate of 10%, matures February 2018, net amortized discount of $32,452 and $119,795 as of March 31, 2018 and June 30, 2017, respectively, of which $57,337 has been paid.	166,663	104,205
$258,000 face value, issued in February 2017, interest rate of 12%, matures August 2017, net amortized discount of $0 and $48,464 as of March 31, 2018 and June 30, 2017, respectively, of which $258,000 has been paid.	-	209,536
$55,000 face value, issued in June 2017, interest rate of 10%, matures April 2018, with additional fees of $20,000 net amortized discount of $3,341 and $50,631 as of March 31, 2018 and June 30, 2017, respectively, of which $30,000 has been paid.	45,000	4,369
$100,000 face value, issued in June 2017, interest rate of 7%, matures June 2018, net amortized discount of $13,043 and $52,317 as of March 31, 2018 and June 30, 2017, respectively.	86,957	47,683
$265,000 face value, issued in May 2017, interest rate of 10%, matures February 2018, net amortized discount of $45,267 and $218,790 as of March 31, 2018 and June 30, 2017, respectively, of which $62,238 has been paid.	202,362	46,210
$78,000 face value, issued in July 2017, interest rate of 12%, matures May 2018, net amortized discount of $848 as of March 31, 2018, of which $72,000 has been paid.	5,152	-
$50,000 face value, issued in August 2017, interest rate of 0%, matures October 2017, net amortized discount of $0 as of March 31, 2018, of which $34,000 has been converted and $16,000 was transferred to a new note	-	-
$60,500 face value, issued in August 2017, interest rate of 12%, matures August 2018, net amortized discount of $0 as of March 31, 2018, of which $60,500 has been paid.	-	-
$10,000 face value, issued in August 2017, interest rate of 0%, matures August 2018, net amortized discount of $2,621 as of March 31, 2018.	7,376	-
$82,250 face value, issued in August 2017, interest rate of 12%, matures May 2018, net amortized discount of $8,213 as of March 31, 2018.	39,033	-
$53,000 face value, issued in August 2017, interest rate of 12%, matures June 2018, net amortized discount of 13,424 as of March 31, 2018.	39,576	-
$65,000 face value, issued in September 2017, interest rate of 12%, matures March 2018, net amortized discount of $0 as of March 31, 2018, of which $65,000 has been paid.	-	-
$10,000 face value, issued in September 2017, interest rate of 10%, matures September 2018, net amortized discount of $4,493 as of March 31, 2018.	5,507	-
$5,000 face value, issued in September 2017, interest rate of 0%, matures March 2018, net amortized discount of $1,354 as of March 31, 2018.	3,646	-
$50,000 face value, issued in September 2017, interest rate of 0%, matures November 2017, net amortized discount of $0 as of March 31, 2018, of which $50,000 was transferred to a new note.	-	-
$110,000 face value, issued in October 2017, interest rate of 10%, matures July 2018, net amortized discount of $43,114 as of March 31, 2018.	66,886	-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

$100,000 face value, issued in October 2017, interest rate of 10%, matures October 2018, net amortized discount of $39,129 as of March 31, 2018.	60,871	-
$115,000 face value, issued in November 2017, interest rate of 10%, matures August 2018, net amortized discount of $69,950 as of March 31, 2018.	45,050	-
$50,000 face value, issued in November 2017, interest rate of 10%, matures January 2018, net amortized discount of $0.00 as of March 31, 2018.	50,000	-
$66,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $28,190 as of March 31, 2018.	37,810	-
$100,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $64,384 as of March 31, 2018.	35,616	-
$5,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $3,127 as of March 31, 2018.	1,873	-
$53,000 face value, issued in November 2017, interest rate of 12%, matures July 2018, net amortized discount of $24,657 as of March 31, 2018.	28,343	-
$100,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $30,853 as of March 31, 2018.	69,147	-
$20,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $7,141 as of March 31, 2018.	12,859	-
$75,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $34,644 as of March 31, 2018.	40,356	-
$20,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $9,238 as of March 31, 2018.	10,762	-
$6,000 face value, issued in February 2018, interest rate of 10%, matures April 2018, net amortized discount of $0.00 as of March 31, 2018.	6,000	-
$20,000 face value, issued in February 2018, interest rate of 10%, matures February 2019, net amortized discount of $6,732 as of March 31, 2018.	13,268	-
$10,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $3,109 as of March 31, 2018.	6,891	-
$15,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $3,800as of March 31, 2018.	11,200	-
$100,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $29,438 as of March 31, 2018.	70,562	-

$115,000 face value, issued in January 2018, interest rate of 10%, matures October 2018, net amortized discount of $69,494 as of March 31, 2018.	45,506	-
$75,075 face value, issued in February 2018, interest rate of 10%, matures November 2018, net amortized discount of $0.00 as of March 31, 2018.	75,075	-
$53,000 face value, issued in January 2018, interest rate of 12%, matures November 2018, net amortized discount of $0.00 as of March 31, 2018.	53,000	-
Total convertible notes payable – non-related parties	3,147,681	2,267,845
Less current portion	3,147,681	2,267,845
Convertible notes payable – non-related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The company paid $200,000 in principle balance leaving a remain balance of $430,000 including the extension fees and is not convertible unless the borrower defaults under the amendment agreement dated January 1, 2017. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event. Per the terms of the note there are no derivatives until it becomes convertible on the original note, however the $30,000 extensions are to be considered derivatives. The Lender released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 2 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension and conversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation. The Company extended the maturity date seven times since February 27, 2017 for a total of $210,000, of which, the Company paid $135,000 in the nine months ended March 31, 2018.  The Company latest and fourteenth extension with consideration of $30,000 was on December 18, 2017 to extending the maturity date to January 31, 2018. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On February 2, 2018, the note converted the principal of $30,000 for 680,118 shares of common stock. On February 23, 2018, the note converted the principal of $30,000 for 1,083,698 shares of common stock.

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

On September 15, 2016, the Company issued a convertible note to an unrelated individual for $1,000,000 that matures on June 30, 2017. The note was amended subsequently on June 30, 2017 to extend the maturity date to June 30, 2018. The Company evaluated amendment under ASC 47050, "Debt Modification and Extinguishment", and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 90,000 warrants valued at $11,720 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by paying $10,000 of principal and $2,100 of accrued interest on October 23, 2017 to November 24, 2017 and extend the maturity date to February 21, 2018. The Company extended the possibility to convert date by paying $20,000 of principal and $6,000 of accrued interest on November 29, 2017 to December 22, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On March 12, 2018, the note converted the principal of $7,337 and $4,278 in accrued interest into for 575,000 shares of common stock.

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

On May 12, 2017, the Company issued a convertible note to an unrelated company for $265,000 that matures on February 17, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at the lesser of $.31 and 60% of the lowest closing bids 25 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On February 22, 2018, the note converted interest of $9,200 and $250 in conversion fees for 450,000 shares of common stock. On March 6, 2018, the note converted principal of $11,138, $13,812 in interest, and $250 in conversion fees for 1,200,000 shares of common stock.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On June 13, 2017, the Company issued a convertible note to an unrelated company for $55,000 that matures on January 13, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 30 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The note was amended on December 13, 2017, to extend the maturity date to January 15, 2018 and again on January 18, 2018, to extend the maturity date to February 15, 2018.As consideration for the extensions two extension fees of $10,000 each had been added to the outstanding principal. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did result in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt and the company recorded a loss on extinguishment of debt of $20,000. On March 5, 2018, the note converted the principal of $15,000 for 745,342 shares of common stock. On March 21, 2018, the note converted the principal of $15,000 for 745,342 shares of common stock.

In conjunction with the note, the Company issued to the holder 55,000 warrants to purchase Common Shares. The value of the debt discount recorded was $41,150 and the debt discount related to the attached relative fair value of warrants was $8,850, for a total debt discount of $50,000, and a derivative expense of $9,432.

On July 31, 2017, the Company issued a convertible note to an unrelated company for $78,000, which included $75,000 in proceeds and $3,000 in legal fees, that matures on April 10, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On February 1, 2018, the note converted the principal of $12,000 for 238,284 shares of common stock. On February 1, 2018, the note converted the principal of $12,000 for 238,284 shares of common stock. On February 15, 2018, the note converted the principal of $20,000 for 529,101 shares of common stock. On February 22, 2018, the note converted the principal of $20,000 for 655,738 shares of common stock. On March 2, 2018, the note converted the principal of $20,000 for 809,717 shares of common stock.

On August 2, 2017, the Company issued a convertible note to an unrelated party for $50,000 that matures on August 24, 2017. The note bears 0% interest per annum, in lieu of interest the Company issued 12,000 shares of common stock on August 4, 2017. The note is convertible into shares of the Company’s common stock at $0.10 per share.  The Company valued a BCF related to the note valued at $31,287 and debt discount related to the 12,000 shares of common stock issued with the note at a relative fair value of $1,837. The note was amended on September 15, 2017, to extend the maturity date to October 15, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On September 15, 2017, the note converted the principal of $34,000 for 340,000 shares of common stock. On November 17, 2017, the company transferred the remaining balance to a new note, see below.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On August 15, 2017, the Company issued a convertible note to an unrelated company for $82,250, which included $75,000 in proceeds and $7,250 in legal and other fees, that matures on April 18, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (2) days to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On February 21, 2018, the note converted the principal of $15,000 for 714,285 shares of common stock. On March 21, 2018, the note converted the principal of $20,000 for 833,333 shares of common stock.

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
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

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

On November 24, 2017, the Company issued a convertible note to an unrelated party for $5,000 that matures November 24, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. As additional consideration the Company is to issue shares of common stock as initial interest payment in kind calculated by dividing the principal by $0133333 per share totaling 37,500. The Company valued a BCF related to the note valued at $2,200 and debt discount related to the 37,500shares of common stock issued with the note at a relative fair value of $2,596.

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
March 31, 2018 and June 30, 2017

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

On January 8, 2018, the Company issued a convertible note to an unrelated company for $53,000, which included $50,000 in proceeds and $3,000 in legal fees, that matures on November 10, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On January 10, 2018, the Company issued a convertible note to an unrelated party for $115,000 that matures on October 10, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at the lesser of $.12 and 57.5% of the lowest trading price during the prior 30 days. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. As additional consideration the Company also issued 150,000 warrants valued at $11,056 The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On February 8, 2018, the Company issued a convertible note to an unrelated party for $20,000 that matures February 8, 2019. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. The Company valued a debt discount related to the 150,004 shares of common stock issued with the note at a relative fair value of $7,581.

On February 21, 2018, the Company issued a convertible note to an unrelated party for $6,000 that matures April 1, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.

On March 2, 2018, the Company issued a convertible note to an unrelated party for $10,000 that matures March 2, 2019. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. The Company valued a debt discount related to the 75,002 shares of common stock issued with the note at a relative fair value of $3,377.

On March 5, 2018, the Company issued a convertible note to an unrelated party for $15,000 that matures March 5, 2019. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. The Company valued a debt discount related to the 112,503 shares of common stock issued with the note at a relative fair value of $4,091.

On March 12, 2018, the Company issued a convertible note to an unrelated party for $100,000 that matures March 12, 2019. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. The Company valued a debt discount related to the 750,019 shares of common stock issued with the note at a relative fair value of $31,055.

On March 29, 2018, the Company issued a convertible note to an unrelated party for $225,000 that matures March 29, 2019. The note bears 10% interest per annum.  The Company valued a debt discount related to the 2,000,000 shares of common stock issued with the note at a relative fair value of $78,261.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of March 31, 2018 and June 30, 2017, respectively:

Notes Payable – Related Parties

	March 31,	June 30,
	2018	2017

Various term notes with total face value of $585,000 issued from April 11 to June 17, interest rates range from 0% to 15%, net of unamortized discount of $0 as of March 31, 2018 and June 30, 2017, respectively, of which $210,000 has been paid and 375,000 had been extinguished.	$-	$585,000
$5,000 face value, issued in November 2016, interest rate of 0%, with no maturity date.	5,000	-
$25,000 face value, issued in February 2017, interest rate of 0%, matures October 2017, of which $5,000 has been paid.	20,000	-
$18,000 face value, issued in September 2017, interest rate of 0%, matures November 2017.	18,000	-
$15,000 face value, issued in October 2017, interest rate of 0%, matures October 2018.	15,000	-
$25,000 face value, issued in December 2017, interest rate of 0%, matures December 2018.	25,000	-
$35,000 face value, issued in December 2017, interest rate of 0%, matures December 2018, of which $35,000 has been paid.	-	-
$7,500 face value, issued in March 2018, interest rate of 0%, matures March 2019.	7,500	-
$10,000 face value, issued in March 2018, interest rate of 0%, matures March 2019.	10,000	-
Total notes payable – related parties	75,500	610,000
Less current portion	75,500	610,000
Notes payable - related parties, long term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of March 31, 2018 and June 30, 2017, respectively:

Notes Payable – Non-Related Parties
	March 31,	June 30,
	2018	2017
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%, of which $40,488 have been extinguished.	$-	$40,488
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $0 as of March 31, 2018.	52,000	-
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $5,463 as of March 31, 2018.	46,537	-
$81,000 face value, issued in September 2017, interest rate of 8% per month, matures March 2018 net of unamortized discount of $0 as of March 31, 2018.	81,000	-
$255,000 face value, issued in October 2017, interest rate of 2.5% per month, matures February 2018 net of unamortized discount of $0 as of March 31, 2018, of which $255,000 has been paid.	-	-
$50,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $3,190 as of March 31, 2018.	50,000	-
$225,000 face value, issued in March 2018, interest rate of 30% , matures March 2019 net of unamortized discount of $77,832 as of March 31, 2018.	147,168	-
Total note payable – non-related parties	376,705	40,488
Less current portion	376,705	40,488
Notes payable – non-related parties, long-term	$-	$-

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

On September 19, 2017, the Company issued a note to an unrelated party for $81,000 which included $74,504 in proceeds, $6,000 in OID, and $496 in other fees, that matures on March 19, 2018. The note bears 8% interest per month. As additional consideration the Company is to issue 75,000 shares of common stock within 10 days. The note was amended subsequently on March 19,2018, to extend the maturity date to September 19, 2018. The Company evaluated amendment under ASC 47050, "Debt Modification and Extinguishment", and concluded that the extension did result in significant and consequential changes to the economic substance of the debt and thus resulted in an and the company recorded a loss on extinguishment of debt of $0.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

On March 2, 2018, the Company issued a note to an unrelated party for $50,000 that matures March 2, 2019. The note bears 10% interest per annum.

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
March 31, 2018 and June 30, 2017

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the three and nine months ended March 31, 2018 the Company did not issue shares of Series A-1 Preferred.

During the fiscal year ended June 30, 2017 the Company issued 550,000 shares of Series A-1 Preferred Stock for $550,000 in cash and paid $196,853 in cash offering costs.  The Company had one conversion of 150,000 shares of Series A-1 Preferred Stock for 300,000 shares of Common Stock, and issued 15,682 shares of Common Stock of payment of $7,481 in accrued dividends.

During the three and nine months ended March 31, 2018 and 2017, the outstanding Preferred Stock accumulated $169,101 and $129,855 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of March 31, 2018 were approximately $1,078,039.

NOTE 7 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 132,147,996 and 118,486,728 were issued outstanding as of March 31, 2018 and June 30, 2017, respectively. The activity surrounding the issuances of the Common Stock is as follows:

For the nine months Ended March 31, 2018

The Company issued 8,566,666 shares of Common Stock for $413,751 in cash as part of a private placement, net of $4,750 of issuance costs, respectively.

The Company issued 9,599,958 shares of Common Stock for the conversion of notes and accrued interest valued at $277,265.

The Company issued 6,098,101 shares of Common Stock as incentive with convertible notes valued at $317,261.

The Company issued 415,000 shares of Common Stock for the prepaid consulting services and rent valued at $49,290.

The Company issued 115,000 shares of Common Stock for the extension of two convertible notes valued at $16,897.

As share-based compensation to employees and non-employees, the Company issued 2,423,632 shares of common stock valued at $252,128, based on the market price of the stock on the date of issuance.

As interest expense on outstanding notes payable, the Company issued 1,280,162 shares of common stock valued at $217,628 based on the market price on the date of issuance.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 7 – COMMON STOCK - continued

As part of a debt extinguishment, the note holder agreed to cancel 14,837,251 shares of common stock.

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

Stock Purchase Options

During the nine months ended March 31, 2018, the Company did not issue any stock purchase options.

During the fiscal year ended June 30, 2017, the Company issued 500,000 stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the nine months ended March 31, 2018.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2017	525,000	$0.18	$0.16	4.81	$93,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2018	525,000	$0.05	$0.16	4.06	$28,750

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 8 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

Stock Purchase Warrants

During the three and nine months ended March 31, 2018, the Company issued warrants to purchase a total of 2,175,000, consisting of 75,000 warrants as part of a private placement valued at $6,019, 100,000 warrants as part of two AR financing agreements executed on August 2017 valued at $13,398, 150,000 warrants as part additional consideration of a promissory note on November 2017 valued at $12,560 and an additional 150,000 warrants to modify the note later in November 2017 valued at $12,570, 150,000 warrants as part additional consideration of a promissory note on January 2018 valued at $11,056, 1,000,000 warrants were for facilitating the sales of bBooth stock on February 2018 valued at 63,041, and 550,000 warrants in conjunction with extension of three promissory notes valued at $54,491. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	March 31, 2018	June 30, 2017
Expected volatility	105-304%	92-126%
Expected dividends	0%	0%
Expected term	0-5 Years	0-5 Years
Risk-free interest rate	0.96-2.48%	0.74-1.89%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three and nine months ended March 31, 2018.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2017	39,927,097	$0.38	$0.45	3.38	$15,144,835
Granted	2,175,000	0.11	0.08	3.11	244,250
Exercised	-	-	-	-	-
Cancelled/Expired	(2,591,250)	0.49	-	-	(1,262,438)
Outstanding as of March 31, 2018	39,510,847	$0.36	$0.42	2.86	$14,126,647

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2018 and June 30, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) on derivatives of $160,175, and $927,997, and derivative expense of $1,268,098 and $1,613,231 during the three and nine months ended March 31, 2018, respectively. As of March 31, 2018, and June 30, 2017, the fair market value of the derivatives aggregated $3,407,690 and $2,145,065, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 303.62 -104.82%, and a discount rate of 2.48-0.96%.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 10 – FAIR VALUE MEASUREMENTS - continued

Liabilities measured at fair value on a recurring basis at March 31, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$3,407,690	$3,407,690
Securities available-for-sale	$-	$-	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017. The total lease expense for the facility is approximately $17,220 per month, and the total remaining obligations under these leases at March 31, 2018, were approximately $0.

 We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,888 per month, and the total remaining obligations under this leases at March 31, 2018, were approximately $20,768.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,224 per month, and the total remaining obligations under this leases at March 31, 2018, were approximately $267,288.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under this leases at March 31, 2018, were approximately $108,000.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2018	36,336
2019	137,792
2020	122,688
2021	99,746
2022	-
Total	$396,562

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through March 31, 2018 were approximately $1,078,039.

As of the date of this filing, the Company has not filed its tax return for the fiscal year ended 2015, 2016, and 2017.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On May 4, 2018, the Company issued a convertible note to an unrelated company for $150,086, which includes proceeds of $127,500 and $22,500 in OID, that matures on May 4, 2019. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On April 10, 2018, the Company issued a convertible note to an unrelated company for $150,000, which includes proceeds of $122,386, $10,000 transaction fee, and $17,700 in OID, that matures on February 10, 2019. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at the lesser of $0.05 and 57.5% of the lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The company paid $200,000 in principle balance leaving a remain balance of $430,000 including the extension fees and is not convertible unless the borrower defaults under the amendment agreement dated January 1, 2017. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event. Per the terms of the note there are no derivatives until it becomes convertible on the original note, however the $30,000 extensions are to be considered derivatives. The Lender released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 2 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension and conversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation. The Company extended the maturity date seven times since February 27, 2017 for a total of $210,000, of which, the Company paid $135,000 in the nine months ended March 31, 2018.  The Company latest and fourteenth extension with consideration of $30,000 was on December 18, 2017 to extending the maturity date to January 31, 2018. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On February 2, 2018, the note converted the principal of $30,000 for 680,118 shares of common stock. On February 23, 2018, the note converted the principal of $30,000 for 1,083,698 shares of common stock. On April 18, 2018, the note was assigned to a new note holder under the same terms. On April 23, 2018, the new note holder converted $100,000 of principal for 2,480,466 shares of common stock. On May 1, 2018, the new note holder converted $123,198 of principal for 3,000,000 shares of common stock.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 13 - SUBSEQUENT EVENTS - continued

On October 16, 2017, the Company issued a convertible note to an unrelated company for $110,000 that matures on July 16, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bid 30 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On April 13, 2018, the company paid $145,000 to pay of the entire debt.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, that this percentage discount (variable) exercise price indicates is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017.  The Company extended the possibility to convert date by paying $10,000 of principal and $1,400 of accrued interest on October 23, 2017 to November 24, 2017 and extend the maturity date to February 21, 2018. . The Company extended the possibility to convert date by paying $10,000 of principal and $4,000 of accrued interest on November 29, 2017 to December 22, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The note was amended on May 1, 2018, effective March 31, 2018, to extend the maturity date to June 15, 2018. As consideration for the extension the Company paid extension fees totaling $2,000.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 90,000 warrants valued at $11,720 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by paying $10,000 of principal and $2,100 of accrued interest on October 23, 2017 to November 24, 2017 and extend the maturity date to February 21, 2018. The Company extended the possibility to convert date by paying $20,000 of principal and $6,000 of accrued interest on November 29, 2017 to December 22, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On March 12, 2018, the note converted the principal of $7,337 and $4,278 in accrued interest into for 575,000 shares of common stock. The note was amended on May 1, 2018, effective March 31, 2018, to extend the maturity date to June 15, 2018. As consideration for the extension the Company paid extension fees totaling $3,000.

On November 28, 2017, the Company issued a convertible note to an unrelated party for $53,000 that matures on July 16, 2018. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 61% of the lowest closing bids 15 days prior to the conversion per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On May 4, 2018, the Lender assigned principal of $53,000 and $2,614 to an unrelated party.

Subsequent to March 31, 2018, the Company issued 5,466,666 shares of Common Stock for $165,000 in cash as part of a private placement.

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

Corporate Background

We are a Delaware corporation, incorporated on May 12, 1988, and we are traded on an over the counter market (ticker symbol OTCQB:AFTM). As of March 31, 2018, there were 132,147,996 shares of Common Stock issued and outstanding. The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

Aftermaster believes it holds an unparalleled position in the audio technology industry and it enjoys a world-class team with extensive experience in music and audio technology. The Aftermaster team has produced, engineered and mastered more hit music than any other audio company in the world. We believe that our expertise and technical skills have led us to develop audio technologies unmatched in the audio industry. Aftermaster technologies are both patented and patent pending, and these technologies have won several awards. www.aftermaster.com

Mission Statement

Aftermaster's goal is to be one of the most innovative and important audio companies in the world through the development and licensing of proprietary audio technologies, the development and sales of leading-edge consumer and professional audio electronics products and through its contributions in the production, mixing and mastering of music, television and film audio.

Quarterly Summary

During the quarter ending March 31, 2018, the Company saw improvements in several key areas of its operations including revenue increases throughout all operating divisions and significant decreases in Cost of Revenues, Losses from Operations and Notes Payable.

●
Total Debt (excluding accounts payable, accrued interest and non-cash derivative liabilities) was reduced from $6,869,515 to $3,708,713.

●
During the period, the company finalized an agreement to extinguish $4,500,000 in convertible notes payable and for the note holder to return 14,880,000 common shares to the Company for cancellation.

●
Net Income rose to $2,210,813 or approximately $0.02 per share for the period versus a ($0.02) per share loss for the comparable period in 2017. The extinguishment of debt was primarily responsible for the net income increase.

●
Quarterly revenues increased almost 70% to $441,196 over revenues during the same period in 2017. For the nine months ending March 31, 2018, revenues increased to $1,391,658 as compared to revenues of $369,844 for the nine months ending March 31, 2017.

●
Losses from Operations declined to $697,388 from $1,236,185 during the comparable period in 2017. Net Losses for the nine-month period ending March 31, 2018 was $642,696 versus losses of $6,636,058 for the comparable period in 2017.

The commencement of an on-line sales program aimed at the Aftermaster Pro™ television audio system commenced on February 1, 2018 and is showing strong growth. Preliminary results indicate that online sales for the month of April 2018 exceeded the total online sales revenue recorded during the quarter ending March 31, 2018. Based on current and forecasted sales, the Company believes that it will continue to see increased growth from the sales of its Aftermaster Pro™, studio revenues, its Promaster™ on-line mastering service and its partnership with Tunecore. The Company also expects to generate revenue from one or more of its other licensing and marketing relationships this year.

Business and Products

Adventego Strategic Partnership

On May 6, 2018 the Company entered into a Strategic Partnership Agreement with Advantego Corporation of Denver, Colorado, wherein Adventego will have the rights to promote and distribute Aftermaster’s proprietary consumer TV audio product, Aftermaster Pro (patents issued and pending), to thousands of professional clinics serving the hearing impaired (audiological) market in North America. Advantego Corporation designs, develops and implements digital communications and intelligent software solutions as a specialized Business Process as a Service (BPaaS). The Aftermaster Pro will be added to a marketing campaign that Adventego is undertaking with its strategic partners to promote public awareness about hearing loss and provide support products to patients and family members visiting the 15,000+ audiological hearing aid clinics in North America.

The Aftermaster Pro is especially coveted by the hearing impaired for watching TV. The Aftermaster Pro not only boosts and clarifies TV dialogue but also delivers unparalleled clarity, depth, fullness and volume throughout the entire frequency range without any compromises. Unlike other audio post-production processes, Aftermaster preserves the original intention of an audio event and brings greater clarity, depth and amplitude to all audio elements without changing the integrity of the underlying production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Muzik Headphones

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

Recording Studios

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

Home Shopping Network and QVC

On April 15, 2017, the Company introduced its Aftermaster Pro personal TV re-mastering device on national television on the Home Shopping Network (HSN) during two 15-minute infomercials. Home Shopping Network is one of the world’s largest television retailers. HSN initially purchased 1,000 Aftermaster Pros, and its management team has expressed to the Company that it considered the launch to be a big success. HSN has subsequently issued purchase orders for several thousand more units and began new airing dates on June 9, 2017 followed on September 2, 2017. The Aftermaster Pro was featured on QVC on March 8 2018 and again on HSN on March 17, 2018 wherein it sold out. HSN provides a unique format which provides the Company with the opportunity to showcase the quality of the product, while explaining the differentiating features and operation of its Aftermaster Pro on national television.

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

Under the partnership, CB2’s customers will receive the chance to purchase the unprecedented leading-edge audio through Aftermaster’s revolutionary technology to be showcased with the CB2 platforms in a myriad of ways. As part of its collaborative strategic venture, CB2 began offering the Company's Aftermaster Pro personal audio remastering devices at key store locations across the United States including West Hollywood, New York: Soho, South Beach, Chicago, and Austin. The units retail at $179.99 in stores and online at CB2's website.

In addition, Aftermaster is now part of powering CB2’s “After Hours” concert series. The “After Hours” events transform CB2 locales into intimate nocturnal music experiences. Just after closing time, the stores play host to a bevy of notable artists as they perform a one-of-a-kind show to an exclusive audience sipping on cocktails in a chic and sophisticated atmosphere. Aftermaster provides enhanced audio capability for these shows with its proprietary technology and offers unrivaled sound in real-time. Attendees may also try the Aftermaster Pro at demo stations throughout the stores during these events. We believe this is another important brand awareness avenue for the Pro.

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

The number of existing televisions worldwide is substantial, and a majority of TV owners complain about their TV audio quality, especially the need to continually adjust the volume because of the difficulty in hearing dialogue in certain programming.

Smaller than an iPhone, Aftermaster Pro transforms the audio of your TV to sound clearer, fuller, deeper, and more exciting. Aftermaster Pro connects easily via HDMI or 3.5mm audio cables with virtually any media source (i.e., cable, satellite box, cell phone, computer, tablet, etc.). Aftermaster Pro raises and clarifies TV dialogue in programming while significantly enhancing the quality of the overall audio content. This solves the longstanding issue with TV audio of having to continually adjust volume during a TV show to hear dialogue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has an aggressive marketing and sales plan for the Aftermaster Pro, which is the Company's first consumer electronics product completely developed in-house. The Aftermaster Pro debuted to consumers on national television on the Home Shopping Network (“HSN”) show on April 15, 2017. The Aftermaster Pro sales were deemed to be very successful, and the product has since been featured on seven additional HSN programs and on QVC.

The Aftermaster Pro is also for sale at and is available at several other prominent online retail outlets including Amazon.com, Walmart.com, Crate and Barrel's "CB2" stores as well as the Company’s own website, Aftermasterpro.com. The Company has engaged an on-line marketing firm and began an online advertising campaign on February 1, 2018 to drive buyers to our various online retailers and our aftermasterpro.com website using the same ad process that produced highly successful sales metrics during our crowdfunding campaigns.

The Company has also recently designed and developed its first professional hardware product dubbed the “Aftermaster Studio Pro” which is the Company’s first product designed for use in commercial audio applications. The new product is a 1 U, 19” rack-mount Aftermaster audio processor that allows a user to enhance any audio playback with Aftermaster to make their sound fuller, clearer, louder and deeper. It is expected to retail for $3,995 and can be seen at www.aftermastermaster.com/products. The Company believes that the worldwide market for its new product is significant, as it can be used in potentially hundreds of thousands of applications worldwide: radio stations, private and public recording studios, places of worship, restaurants and bars, sports facilities, high-end residential, live concerts and concert facilities, hospitals – virtually any place where a business wants the audio to sound significantly better than anything they can do in house. The product is expected to be available for pre-sale in the second quarter of 2018.

Additional Aftermaster branded consumer electronics products are under development, which we expect to introduce in the coming year.

ON Semiconductor/Aftermaster Audio Chip and Software

The Company is party to a joint development and marketing agreement with ON Semiconductor ("ON") of Phoenix, Arizona, to commercialize its technology through audio semiconductor chips. ON is a multi-billion dollar, multi-national semiconductor designer and manufacturer.

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

Promaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use, or with intent to showcase their music in hopes of advancing their career aspirations. The service also offers additional features such as file storage. Based on the enormous addressable market for this product, we believe that Promaster has the potential to generate significant revenues for the Company.

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

Aftermaster audio technology was created and developed pursuant to a multi-year, multi-million dollar development effort to make digital audio sound substantially better by developing proprietary software, digital signal processing technology and consumer products. The Aftermaster Audio Labs team is comprised of a unique group of award-winning industry leaders in music, technology and audio engineering which includes Ari Blitz, Peter Doell, Rodney Jerkins, Larry Ryckman, Justin Timberlake, Andrew Wuepper and Shelly Yakus. See www.Aftermaster.com.

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

Intellectual Property and Licensing

The Company has been awarded seven patents and six trademarks with numerous others pending. The Company has an aggressive intellectual property strategy to protect the Aftermaster and the related technologies it has developed. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties. We rigorously control access to our proprietary technologies. During the year, the Company engaged Morgan Chu of Irell and Manella, to represent its intellectual property interests along with its existing IP attorneys Farjami & Farjami LLP and Arnold Weintraub of the Weintraub Group. Mr. Weintraub serves on the Board of Directors of the Company.

Employees

As of March 31, 2018, we employed eleven full-time and one part-time employees. We expect to add additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees is good. None of our employees are members of any union nor have they entered into any collective bargaining agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease one to month. The total lease expense for the facility is approximately $17,220 per month, and the total remaining obligations under these leases at March 31, 2018, were approximately $0.00.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,888 per month, and the total remaining obligations under this leases at March 31, 2018, were approximately $17,910.20.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101 & 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $10,443.82 per month, and the total remaining obligations under this leases at March 31, 2018, were approximately $94,455.58.

RESULTS OF OPERATIONS

Revenues
	For the Nine Months Ended
	March 31,
	2018	2017
AfterMaster Revenues	$371,910	$369,844
Product Revenues	1,019,748	-
Total Revenues	$1,391,658	$369,844

Revenues
	For the Three Months Ended
	March 31,
	2018	2017
AfterMaster Revenues	$132,291	$266,621
Product Revenues	308,905	-
Total Revenues	$441,196	$266,621

We currently generate revenue from our operations through three activities: Aftermaster Pro consumer electronic product, Aftermaster recording studios, and mastering services.

Our product revenues were $308,905 and $1,019,748 and $0 and $0 during the three and nine months ended March 31, 2018 and 2017, respectively. The increase in product revenues are due to the company selling Aftermaster Pro through our website (www.Aftermasterpro.com) and through consumer retail distribution channels.

In the aggregate, total Company revenues increased to $441,196 and $1,391,658 for the three and nine months ended March 31, 2018, as compared to total revenues of $266,621 and $369,844 for the three and nine months ended March 31, 2017, due to the company launching the AfterMaster TV Pro online sales and recognition of deferred revenues from presales.

Cost of Revenues
	For the Nine Months Ended
	March 31,
	2018	2017
Cost of Revenues (excluding depreciation and amortization)	$1,366,747	$563,403

	For the Three Months Ended
	March 31,
	2018	2017
Cost of Revenues (excluding depreciation and amortization)	$365,407	$243,628

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cost of sales consists primarily of manufacturing cost of the AfterMaster Pro TV consumer electronic product, AfterMaster Studio Rent, Consultants, senior engineers, and excludes depreciation and amortization on fixed assets. The increase in cost of sales for the nine months ended March 31, 2018, over the comparable nine-month period, is attributable, primarily, to an increase in manufacturing cost for the AfterMaster Pro TV and a large sale to the Company’s manufacturer for 5,000 units in the first two quarters. The company had manufacturing cost in the amount of $365,407 and $1,366,747 for the nine months ending March 31, 2018, as compared to $243,628 and $563,403 for the nine months ended March 31, 2017.

Other Operating Expenses

	For the Nine Months Ended
	March 31,
	2018	2017
Depreciation and Amortization Expense	$125,307	$131,876
Research and Development	10,987	138,987
Advertising and Promotion Expense	47,604	42,509
Legal and Professional Expense	66,105	116,430
Non-Cash Consulting Expense	167,949	1,959,408
General and Administrative Expenses	2,193,848	2,281,202
Total	$2,611,800	$4,670,412

Other Operating Expenses
	For the Three Months Ended
	March 31,
	2018	2017
Depreciation and Amortization Expense	$41,800	$46,322
Research and Development	8,793	45,972
Advertising and Promotion Expense	28,939	24,865
Legal and Professional Expense	28,915	61,360
Non-Cash Consulting Expense	75,914	427,499
General and Administrative Expenses	588,816	653,160
Total	$773,177	$1,259,178

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, public relations and information technology personnel; advertising and promotion expenses; rent and facilities; and expenses related to the issuance of stock compensation. During the three and nine months ended March 31, 2018, General and administrative expenses decrease by $64,344 and $87,354 as compared to the three and nine months ending March 31, 2017. The decrease is primarily due to the company on longer using a third party consulting to help with the business operations.

During the three and nine months ended March 31, 2018, Research and Development costs decreased by $37,179 and $128,000, Advertising and Promotion increased by $4,074 and $5,095, Legal and Professional fees decreased by $32,445 and $50,325 and consulting services decreased by $351,585 and $1,791,459, as compared to the three and nine months ended March 31, 2017. The decreases in Research and Development, decreases in Advertising and Promotion, and consulting services are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. Legal and Professional fees decrease are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Income (Expense)
	For the Nine Months Ended
	March 31,
	2018	2017
Interest Expense	$(2,382,084)	$(1,149,424)
Derivative Expense	(1,613,231)	(197,200)
Change in Fair Value of Derivative	927,997	(434,699)
Gain on Available for Sale Securities	240,000	-
Gain on Extinguishment of Debt	4,771,511	9,236
Total	$1,944,193	$(1,772,087)

Other Income (Expense)
	For the Three Months Ended
	March 31,
	2018	2017
Interest Expense	$(905,345)	$(401,829)
Derivative Expense	(1,268,098)	(197,200)
Change in Fair Value of Derivative	160,175	(434,125)
Gain on Available for Sale Securities	240,000	-
Gain on Extinguishment of Debt	4,681,469	-
Total	$2,908,201	$(1,033,154)

The other income/(expense) during the three and nine ended March 31, 2018 and 2017, totaling $2,908,201 and $1,944,193 and ($1,033,154) and ($1,772,087) of income/(expense), respectively, which consists of interest expense, derivative expense, change in fair value of derivative, and loss on extinguishment of debt. Interest expense has increased primarily due to an increase in non-cash interest expense relating to recent debt discount.  These additional borrowings have been used in the development of the AfterMaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Gain on extinguishment of debt increased in the current period due to notes settlement in the current period.

Net Loss
	For the Nine Months Ended
	March 31,
	2018	2017
Net Loss	$ (642,696)	$(6,636,058)

Net Income (Loss)
	For the Three Months Ended
	March 31,
	2018	2017
Net Income (Loss)	$2,210,813	$(2,269,339)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large stock-based compensations of $75,914 and $167,949 and $427,499 and $1,959,408, derivative expense of $177,451 and $1,613,231 and $197,200 and $197,200, (gain)loss on the change in the derivative liability of $$963,041 and $4,521,624 and ($434,125) and $9,236 for the three and nine ended March 31, 2018 and 2017, our net income(loss) would have been $3,394,650 and $210,487 and ($1,210,515) and ($4,044,751) for three and nine ended March 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $1,391,658 during the nine months ended March 31, 2018 as compared to $369,844 in the comparable period of 2017. The Company has incurred losses since inception of $72,946,247. At March 31, 2018, the Company has negative working capital of $7,320,108, which was a decrease in working capital of $1,551,004 from June 30, 2017.

The Company had cash of $180,291 as of March 31, 2018, as compared to $250,728 as of June 30, 2017. The decrease is a result of the Company making payments on notes payable totaling $255,000, $245,000 in payments on related notes payable, $650,000 in payments on convertible notes, and $119,457 in payments related to the notes during the period ended March 31, 2018. This amount also decreased due to current period operational costs, purchases of assets, and payments of obligations and lease payables, which was partially offset by the Company entering into twenty-seven (27) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $418,500, six (6) notes payable resulting in net proceeds of $700,000, five (5) related notes payable resulting in net proceeds of $85,500, and thirty-four (34) convertible notes payable resulting in net proceeds of $1,625,360.

The Company had prepaid expense of $450,740 as of March 31, 2018, as compared to $507,254 as of June 30, 2017.  The decrease is due to the Company amortizing the prepaid expenses totaling $56,514 over the nine months ended March 31, 2018, partially offset by the issuance of two consulting agreements entered into in the current period.

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

As of March 31, 2018, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended March 31, 2018, no matters were submitted to the shareholders for a vote.

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

AFTERMASTER, INC.

Date: May 18, 2018	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: May 18, 2018	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: May 18, 2018	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary