Form 10-K
period 2018-06-30
AFTERMASTER, INC.
filed 2018-10-15
CIK 836809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed first fiscal quarter: $13,816,376.  Shares of Common Stock held by each officer and director and each person, to Registrant’s knowledge, who owns more than 5% or more of the Registrant’s outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

As of October 15, 2018, the number of shares of Registrant’s Common Stock outstanding was 150,772,893.

DOCUMENTS INCORPORATED BY REFERENCE

AFTERMASTER, INC.
(FORMERLY STUDIO ONE MEDIA, INC.)

FORM 10-K

FOR THE FISCAL YEAR ENDED
       JUNE 30, 2018

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Corporate Background

We are a Delaware corporation, incorporated on about May 12, 1988, and traded on an over the counter market (ticker symbol OTCQB: AFTM). As of June 30, 2018, there were 162,287,902 shares of Common Stock issued and outstanding. The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

Year End Summary

The year ending June 30, 2018 brought several notable improvements in key areas of the Company’s financial results:

● Revenues almost doubled to $1,649,501 from $879,984
● The Net Loss for the year was reduced by over 50% to $4,253,199 from $8,518,359
● The Net Cash Used in Operations decreased approximately 42% to $2,381,321 from $4,103,327
● Current Liabilities (excluding Derivative Liabilities) decreased approximately 25% to $5,719,912 from $7,686,843

Revenues were generated through the sale of the Company’s Aftermaster Pro TV audio remastering units, rentals of its Hollywood recording studio facilities, music production, mixing and mastering services and its Promaster division. During the year, the Company also sold $520,000 of its Aftermaster Pro units to its product manufacturer which reduced its current debt by $490,000. The Company determined under US GAAP the sales should be recorded as net sales of $30,000 resulting in total sales of $1,649,501 for the year ended June 30, 2018.

In October of 2018, the Company hired a new head of marketing and an accompanying team to focus on licensing the Company’s unique and award winning audio technology, as well as build sales for its current and future products.

During the year, the Company was awarded another patent relating to its Aftermaster technology. This was the Company’s eighth issued audio and visual related patent and is one of several patents that are filed and pending.

During the first quarter of the fiscal year beginning July 1, 2018, the Company secured purchase orders and has generated revenues, which together, exceed the entire revenue for the year ending June 30, 2018. The Company’s ability to deliver on the purchase orders (which represent a majority of the potential sales) is subject to the Company securing sufficient manufacturing and operating capital, as well as reliable product manufacturing. If the Company has access to such resources, it expects to see substantial growth in the coming year from both its existing operations and the new products that it plans to introduce.

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

The Aftermaster Pro is especially coveted by those with hearing loss impairment for watching TV. The Aftermaster Pro not only boosts and clarifies TV dialogue but also delivers unparalleled clarity, depth, fullness and volume throughout the entire frequency range without any compromises. Unlike other audio post-production processes, Aftermaster preserves the original intention of an audio event and brings greater clarity, depth and amplitude to all audio elements without changing the integrity of the underlying production.

Muzik Headphones

On November 4, 2017 the Company entered into an agreement with headphone manufacturer Muzik, Inc., to license its Aftermaster technology (through both its Company’s proprietary DSP chip and software application). Known as the “smartphone” of headphones, award-winning Muzik has created the worlds most advanced wireless headphone. Muzik's proprietary voice command and multiple "hot keys" allow a user to access Spotify, Siri and connect their headphones to over 300 apps from fitness, news, and productivity to the connected home, commerce, automotive, and social media. Muzik is considered the most important new headphone designer and manufacturer. The Company expects its technology to be implemented in Muzik products in the first quarter of 2018.

Recording Studios

The Company completed an extensive renovation and subsequently opened a world-class music recording studio originally built by music legend Graham Nash and made famous by Crosby, Stills and Nash in 1977, which is located adjacent to its existing studios in Hollywood at the Crossroads of the World complex. The studio is equipped with state-of-the-art recording and mixing equipment, and it is used for both audio research and development as well as to generate revenue from rental to musicians such as Usher and Joe Perry. It is the largest of the six recording studios that Aftermaster now operates at its studio facilities in Hollywood.
www.aftermaster.com/studios

TuneCore Agreement

Aftermaster offers both world-class, professional hands-on mastering services and instant online mastering through its Promaster brand for music, TV and film customers in its facilities in Hollywood, California. The Professional Mastering division is headed up by Peter Doell, one of the world’s foremost mastering engineers. The Company has a partnership with TuneCore Digital Music Services to provide professional hands-on mastering services to TuneCore’s customers. In September 2017, the Company expanded its relationship with TuneCore and entered into a multi-year agreement to also provide TuneCore with the Company’s award-winning Promaster instant online mastering service to TuneCore’s artists. The agreement displaced TuneCore’s previous relationship with online mastering service, Landr.

Currently, TuneCore is one of the world's largest independent digital music distribution and publishing administration service. Under our agreement, Aftermaster has become the platform for both hands-on professional and online instant mastering services for TuneCore’s artists on an exclusive basis. TuneCore has one of the highest artist revenue-generating music catalogs in the world, earning TuneCore Artists over a billion dollar from downloads and streams. TuneCore’s music distribution services help artists, labels and managers sell their music through iTunes, Amazon Music, Spotify and other major download and streaming sites while retaining 100% of their sales revenue and rights for a low annual flat fee. TuneCore’s artists have direct access to Aftermaster's world-class senior mastering engineers and unmatched technologies and can get their tracks hand mastered for a premium price or instantly electronically mastered through Aftermaster's Promaster, returned and ready for distribution. The partnership builds upon TuneCore's mission to provide independent artists with key tools to build their careers and gain broad fan exposure, by granting access to unparalleled mastering that meets the industry's highest standards.

Home Shopping Network

On April 15, 2017, the Company introduced its Aftermaster Pro personal TV re-mastering device on national television on the Home Shopping Network (HSN) during two 15-minute infomercials. The Home Shopping Network is one of the world’s largest television retailers. The launch was considered very successful and HSN has subsequently issued multi purchase orders for thousands more units. New airing dates began on June 9, 2017, and have been followed by multiple airings the latest being in July, 2018. HSN provides a unique format which provides the Company with the opportunity to showcase the quality of the product, while explaining the differentiating features and operation of its Aftermaster Pro on national television. The Company expects that Aftermaster Pro will continue to be featured on HSN and other television, online and store based retailers.

Aftermaster Consumer and Professional Electronics Products

The Company has assembled a world-class branding, technical and design team who have design the Company’s consumer and professional electronics products. The first consumer electronics product to be introduced was the Aftermaster Pro, designed to dramatically improve the quality of TV audio. Aftermaster Pro is the world’s first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. Aftermaster Pro is a proprietary, first-to-market product which has no direct competition.

The number of existing televisions worldwide is substantial, and a majority of TV owners complain about their TV audio quality, especially the need to continually adjust the volume because of the difficulty in hearing dialogue in certain programming.

Smaller than an iPhone, the Aftermaster Pro transforms the audio of a TV to sound clearer, fuller, deeper, and more exciting. Aftermaster Pro connects easily via HDMI cables with virtually any A/V media source (i.e., cable, satellite box, etc.). Aftermaster Pro raises and clarifies TV dialogue in programming while significantly enhancing the quality of the overall audio content. This solves the longstanding need to continually adjust volume during a TV show to hear the dialogue.

The Aftermaster Pro debuted to consumers on national television on the Home Shopping Network (“HSN”) show on April 15, 2017. The Aftermaster Pro sales were deemed to be very successful, and the product has since been featured on multiple HSN programs.

The Aftermaster Pro is also for sale at and is available at several other prominent online retail outlets including Amazon.com, Walmart.com, Crate and Barrel's "CB2" stores as well as the Company’s own website, Aftermasterpro.com. The Company has engaged an on-line marketing firm and began an online advertising campaign on February 1, 2018 to direct buyers to our various online retailers and our aftermasterpro.com website

The Company has also recently designed and developed its first professional hardware product dubbed the “Aftermaster Studio Pro” which is the Company’s first product designed for use in commercial audio applications. The new product is a 1 U, 19” rack-mount Aftermaster audio processor that allows a user to enhance any audio playback with Aftermaster to make their sound fuller, clearer, louder and deeper. It is expected to retail for $3,995 and can be seen at www.aftermastermaster.com/products. The Company believes that the worldwide market for its new product is significant, as it can be used in potentially hundreds of thousands of applications worldwide: radio stations, private and public recording studios, places of worship, restaurants and bars, sports facilities, high-end residential, live concerts and concert facilities, hospitals – virtually any place where a business wants the audio to sound significantly better than anything they can do in house. The product is expected to be available for pre-sale in the near future.

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

The agreement called for ON to implement and support our Aftermaster technology in a Digital Signal Processor (DSP) semiconductor chip to be marketed to their current OEM customers, distributors and others. We selected ON for its technical capabilities, sales support and deep customer pool.

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

Promaster creates a compelling offering for those seeking to significantly enhance the quality of their music for personal use, or with intent to showcase their music in hopes of advancing their career aspirations. The service also offers additional features such as file storage. Based on the enormous addressable market for this product, we believe that with effective marketing Promaster has the potential to generate significant revenues for the Company.

www.promasterhd.com

Recording and Mastering Studios

Aftermaster operates six (6) recording and mastering studios at its Hollywood California facility. The Company’s engineers mix and master music for both independent and high profile artists, most recently the music for the hit TV show "Empire". When available, the Company also rents its studios to third party artists and producers.

The Company recently took over the former recording studio built by music legend Graham Nash o Crosby, Stills and Nash in 1977, which is located next to its existing studios. The Company recently completely renovated the studio and installed state-of-the-art equipment. www.aftermaster.com/studios

Aftermaster Audio Technology

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

Intellectual Property and Licensing

The Company has been awarded eight patents and multiple trademarks with numerous others pending. The Company has an aggressive intellectual property strategy to protect the Aftermaster and the related technologies it has developed. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties. We rigorously control access to our proprietary technologies. The Company has engaged Morgan Chu of Irell and Manella, to represent its intellectual property interests along with its existing IP attorneys Farjami & Farjami LLP and Arnold Weintraub of the Weintraub Group. Mr. Weintraub serves on the Board of Directors of the Company.

Employees

As of June 30, 2018, we employed eleven full-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees are good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, Suite 1511, Suite 1525, Suite 1509, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017. The total lease expense for the facility is approximately $20,573.5 per month, and the total remaining obligations under these leases at June 30, 2018, were approximately $0.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on January 31, 2019. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this leases at June 30, 2018, were approximately $13,952.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,224 per month, and the total remaining obligations under this leases at June 30, 2018, were approximately $198,209.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under this leases at June 30, 2018, were approximately $84,391.

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

We Have Limited Capital and Will Need Additional Financing.

As of June 30, 2018, we had an accumulated deficit of $76,556,750 and negative working capital of $7,643,147. In addition, for the year ended June 30, 2018, we had a loss of approximately $4,253,199 and negative cash flow from operating activities of approximately $2,381,321. The Company has not declared dividends on its common stock, but the Company does have cumulative dividends in arrears through June 30, 2018, of approximately $1,134,406 for its outstanding Series A Convertible Preferred Stock.

Revenues generated from our current operations are not sufficient to pay our ongoing operating expenses. Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. In order to fund our working capital needs and our operational costs during 2018, we entered into thirty-nine (39) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $642,750, seven (7) notes payable resulting in net proceeds of $950,000, nine (9) related notes payable resulting in net proceeds of $119,500, and thirty-nine (39) convertible notes payable resulting in net proceeds of $2,016,498 to the Company.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2017 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately, we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES.

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, Suite 1511, Suite 1525, Suite 1509, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017. The total lease expense for the facility is approximately $20,573.5 per month, and the total remaining obligations under these leases at June 30, 2018, were approximately $0.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on January 31, 2019. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this leases at June 30, 2018, were approximately $13,952.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,224 per month, and the total remaining obligations under this leases at June 30, 2018, were approximately $198,209.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under this leases at June 30, 2018, were approximately $84,391.

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

For the Fiscal Year Ending on June 30, 2018	High	Low
Quarter Ended June 30, 2018	0.05	0.04
Quarter Ended March 31, 2018	0.06	0.04
Quarter Ended December 31, 2017	0.12	0.10
Quarter Ended September 30, 2017	0.17	0.16

For the Fiscal Year Ending on June 30, 2017	High	Low
Quarter Ended June 30, 2017	0.34	0.16
Quarter Ended March 31, 2017	0.42	0.26
Quarter Ended December 31, 2016	0.45	0.32
Quarter Ended September 30, 2016	0.47	0.33

Stockholders

As of June 30, 2018, the number of stockholders of record according to our transfer agent was approximately 602.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of our Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of our Series B Convertible Preferred Stock, an 8% annual dividend is due and owing.  Pursuant to the terms of our Series A-1 Senior Convertible Redeemable Preferred Stock, a 6% annual dividend is due and owing.  As of June 30, 2018, we had not declared dividends on Series A, Series B or its Series A-1 Preferred Stock.  We have, however, for those shares of Series A-1 Preferred Stock that were converted, calculated the dividends through the date of conversion and issued shares of common stock in payment of those dividends.  The unpaid cumulative dividends totaled approximant $1,134,406.  See Note 8 of Notes to Consolidated Financial Statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities for Fiscal Years 2018 and 2017

Fiscal Year 2018

During fiscal year ended June 30, 2018, the Company issued 16,200,000 shares of Common Stock for $647,500 in cash as part of a private placement, net of $4,750 of issuance costs, respectively.

The Company issued 28,928,570 shares of Common Stock for the conversion of notes and accrued interest valued at $836,833.

The Company issued 6,098,101 shares of Common Stock as incentive with convertible notes valued at $317,261.

The Company issued 1,415,000 shares of Common Stock for the prepaid consulting services and rent valued at $107,290.

The Company issued 115,000 shares of Common Stock for the extension of two convertible notes valued at $16,897.

The Company issued 100,000 shares of Common Stock issued as charitable contributions valued at $7,000.

As share-based compensation to employees and non-employees, the Company issued 4,501,592 shares of common stock valued at $353,949, based on the market price of the stock on the date of issuance.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
	For the Years Ended
	June 30,
	2018	2017
AfterMaster Revenues	$517,689	$338,725
Product Revenues	1,131,812	541,259
Total Revenues	$1,649,501	$879,984

We currently generate revenue from our operations through three activities: Aftermaster Pro consumer electronic product, Aftermaster recording studios, and mastering services.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the fiscal year ended June 30, 2018, increased to $517,689, as compared to $338,725 for the comparable fiscal year ended June 30, 2017, respectively. The increase in AfterMaster revenues are due to the company selling more recording time in the current year. The increase in product revenues are due to the company selling Aftermaster Pro through our website (www.Aftermasterpro.com) and through consumer retail distribution channels.

In the aggregate, total Company revenues increased to $1,649,501 for the year ended June 30, 2018, as compared to total revenues of $879,984 for the year ended June 30, 2017, due to the company launching the AfterMaster TV Pro online sales and recognition of deferred revenues from presales.

Cost of Revenues
	For the Years Ended
	March 31,
	2018	2017
Cost of Revenues (excluding depreciation and amortization)	$1,565,798	$1,250,365

Cost of sales consists primarily of manufacturing cost of the AfterMaster Pro TV consumer electronic product, AfterMaster Studio Rent, Consultants, senior engineers, and excludes depreciation and amortization on fixed assets. The increase in cost of sales for the years ended June 30, 2018, over the comparable fiscal year, is attributable, primarily, to an increase in manufacturing cost for the AfterMaster Pro TV. The company had manufacturing cost in the amount of $1,565,798 for the year ended June 30, 2018, as compared to $1,250,365 for the year ended June 30, 2017.

Other Operating Expenses

	For the Years Ended
	June 30,
	2018	2017
Depreciation and Amortization Expense	$158,505	$178,071
Research and Development	15,771	221,437
Advertising and Promotion Expense	258,257	45,183
Legal and Professional Expense	94,102	119,520
Non-Cash Consulting Expense	296,005	2,209,950
General and Administrative Expenses	3,637,201	2,956,464
Total	$4,459,841	$5,730,625

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, public relations and information technology personnel; advertising and promotion expenses; rent and facilities; and expenses related to the issuance of stock compensation. During the year ended June 30, 2018, General and administrative expenses increase by $680,737 as compared to the year ended June 30, 2017. The increase is primarily due to the company using a third-party consulting to help with the business operations. Advertising and Promotion Expense also increased by $213,074 as compared to the year ended June 30, 2017. The increase is primarily due to the company using social media advertising to help generate sales. The decrease in Research and Development is due to the company not doing any additional R&D of the Aftermaster Pro during the year as the product as all development was completed.

During the year ended June 30, 2018, Research and Development costs decreased to $15,771 from $221,437, Advertising and Promotion increased to $258,257 from $45,183, Legal and Professional fees decreased to $94,102 from $119,520 and consulting services decreased to $296,005 from $2,209,950, as compared to the year ended June 30, 2017. The decreases in Research and Development, decreases in Advertising and Promotion, and consulting services are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. Legal and Professional fees decrease are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs.

Other Income (Expense)
	For the Years Ended
	June 30,
	2018	2017
Interest Expense	$(3,178,179)	$(1,876,031)
Derivative Expense	(2,787,712)	(376,427)
Change in Fair Value of Derivative	1,161,227	(138,693)
Loss on Available for Sale Securities	240,000	-
Gain (Loss) on Extinguishment of Debt	4,762,594	1,724
Impairment of assets	(74,991)	(27,926)
Total	$122,939	$(2,417,353)

The other income (expense) during the fiscal year ended June 30, 2018, totaled $212,939 of net income, which consists of interest expense, derivative expense, change in fair value of derivative, and gain on extinguishment of debt. During the comparable fiscal year in 2017, other income and expenses totaled $(2,417,353). Interest expense has increased primarily due to an increase in non-cash interest expense relating to recent debt discount. These additional borrowings have been used in the development of the AfterMaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Gain on extinguishment of debt increased in the current period due to notes settlement in the current year.

Net Loss
	For the Years Ended
	June 30,
	2018	2017
Net Loss	$(4,253,199)	$(8,518,359)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants. Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505-50 “Equity Based Payments to Non-employees”, these non-cash issuances are expensed at the equity instruments fair market value. Absent these large stock-based compensations of $296,005 and $1,377,442, derivative expense of $2,787,712 and $376,427, and gain(loss) on the change in the derivative liability of $1,161,227 and $(138,693) for the fiscal years ended June 30, 2018 and 2017, our net (loss) income would have been $(2,330,709) and $(6,255,825) for fiscal years ended June 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $1,649,501 the fiscal year ended June 30, 2018 as compared to $879,984 in the comparable period in 2017. The Company has incurred losses since inception of $76,556,750. At June 30, 2018, the Company had negative working capital of $7,643,147, which was an increase in working capital of $1,227,965 from June 30, 2017.

The Company had cash of $390,191 as of June 30, 2018, as compared to $250,728 as of June 30, 2017. The increase is a result of the Company entering into thirty-nine (39) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $642,750, seven (7) notes payable resulting in net proceeds of $950,000, nine (9) related notes payable resulting in net proceeds of $119,500, and thirty-nine (39) convertible notes payable resulting in net proceeds of $2,016,498, which was partially offset by the Company making payments on notes payable totaling $255,000, $278,500 in payments on related notes payable, $737,500 in payments on convertible notes, and $164,860 in payments related to the notes during the year ended June 30, 2018. This amount also decreased due to current period operational costs, purchases of assets, and payments of obligations and lease payables.

The Company had prepaid expense of $388,374 as of June 30, 2018, as compared to $507,254 as of June 30, 2017. The decrease is due to the Company amortizing the prepaid expenses totaling $182,213 over the year ended June 30, 2018, partially offset by the issuance of nine consulting agreements entered into in the current year.

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

As of June 30, 2018, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of and for the fiscal year ended June 30, 2018 and June 30, 2017 have been audited to the extent indicated in the report by Sadler, Gibb & Associates, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) 2013 to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2018 and June 30, 2017, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO (2013) to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2018 and June 30, 2017, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2018 and June 30, 2017 were, based on COSO’s framework.

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

Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2018.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The directors and executive officers of the Company as of June 30, 2018 were as follows:

Name	Age	Position

Lawrence G. Ryckman	58	Director, President, CEO, Chairman
Mirella Chavez	32	CFO, Director, Secretary, Treasurer
Mark Depew	55	Director, Senior Vice President Finance
Arnie Weintraub	74	Director
Sheldon Yakus	72	Vice President
Aaron Ryckman	30	SVP Business Development

The directors and officers of our wholly-owned operating subsidiary, MyStudio, Inc., at June 30, 2018 were:

Name	Age	Position

Lawrence G. Ryckman	58	Director, President, CEO, Secretary

The directors and officers of our wholly-owned operating subsidiary, AfterMaster HD Audio Labs, Inc., at June 30, 2018 were:

Name	Age	Position

Lawrence G. Ryckman	58	Director, President, CEO, Secretary

The significant Employees of the Company as of June 30, 2018 were as follows:

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

Mirella Chavez is Chief Financial Officer and Treasurer of the Company. Ms. Chavez has a Bachelor of Science in Accounting and Marketing from DeVry University.  She has been with AfterMaster, Inc. since October 2006.

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

Mark Depew is Senior Vice President and on the board of director of Aftermaster, Inc. He has been with AfterMaster, Inc. since December 2016.

Arnie Weintraub on the board of director of Aftermaster, Inc. Arnie is also the IP attorney for Aftermaster, Inc.

Arron Ryckman is Senior Executive Vice President of the Company. Mr. Ryckman has been with Aftermaster, Inc. since June 2010.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company’s directors and named executive officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. Based on a review of the public record, we believe that during the year ended June 30, 2018 all current Officers and Directors have file the required reports on a timely basis under Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the Company’s officers for the last two fiscal years.

Long Term Compensation
Annual Compensation		Awards			Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Underlying Options/Shares ($)	LTIP Payout ($)	All Other Compensation ($)

Lawrence G. Ryckman, Director, President, CEO, Chairman	2018	$244,403			$65,069	$-	$-	$-
	2017	$272,503			$70,129	$-	$-	$-

Mirella Chavez CFO, Director, Secretary, Treasurer	2018	$80,000	$-	$-	$158,742	$-	$-	$-
	2017	$80,000	$-	$-	$173,376	$-	$-	$-

Mark Depew Director, Senior Vice President Finance	2018	$111,635	$-	$-	$65,069	-	$-	$-
	2017	$70,000	$-	$-	$70,129	-	$-	$-

Sheldon Yakus, Vice President	2018	$94,480
	2017	$135,000	$-	$-	$-	$-	$-	$752.00

Outstanding Equity Awards at Fiscal Year-End
Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Lawrence G. Ryckman	500,000		-	0.2	09/11/24	-	-	-	-
	200,000	-	-	0.2	04/05/26	-	-	-	-
	2,000,000			0.2	10/01/19
	2,000,000			0.05	06/30/23

Justin Timberlake	10,579,655	-	-	0.18	11/01/24	-	-	-	-

Sheldon Yakus	1,000,000			0.45	12/18/20

Mark Depew	2,000,000			0.05	06/30/23

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

Director Compensation
Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnie Weintraub	2018	$-	$65,069	$-	$-	$-	$-	$70,129
	2017	$-	$70,129	$-	$-	$-	$-	$66,847

Employment and Related Agreements

The Company has no employment agreements with any of its current management.

Change in Control

The Company is not aware of any arrangements which may result in a change in control of the Company.

Equity Compensation Plans

As of June 30, 2018, our equity compensation plans were as follows:

2009 Long-Term Stock Incentive Plan

On June 10, 2009, the Board of Directors approved the 2009 Long-Term Stock Incentive Plan (the “2009 Plan”).  The purpose of the 2009 Plan was to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Plan was intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company’s Common Stock was reserved for issuance under stock options to be issued under the 2009 Plan.  The Plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options and Restricted Stock Awards.  The 2009 Plan is administered by the Board of Directors or, at its direction, the Compensation Committee comprised of officers of the Company.   As of June 30, 2011, the Company had granted options to fifteen employees to purchase, in the aggregate, 727,000 shares of the Company’s Common Stock.  The exercise period for each of the grants was two to five years from the date of grant and the average exercise price was $0.88.  During the year ended June 30, 2010, one employee exercised the option to purchase 28,571 shares for $10,000.  During the year ended June 30, 2011, one employee exercised the option to purchase 20,000 shares for $10,400, or $0.52 per share. During the year ended June 30, 2013, 85,000 shares expired. No Grants were made under the Plan during the fiscal year ended June 30, 2013. During the year ended June 30, 2014, 257,000 shares expired and 25,000 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2014 was 381,429 at an average exercise price of $0.87 per share. During the year ended June 30, 2015, 301,429 shares expired and 0 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2015 was 80,000 at an average exercise price of $0.66 per share. During the year ended June 30, 2016, 812,804 shares expired and 0 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2016 was 25,000 at an average exercise price of $0.15 per share. During the year ended June 30, 2017, 0 shares expired and 0 Grants were made under the Plan. The number of unexercised, outstanding options at June 30, 2017 was 25,000 at an average exercise price of $0.15 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2018, concerning shares of the Company’s Common Stock held by (1) each stockholder known to own beneficially more than five percent of any class of the Company’s voting securities as of June 30, 2018, with the number of outstanding common shares at 162,287,902at such time, (A) each of the Company’s directors, (B) each of the executive officers, and (C) all of the directors and executive officers as a group:

Title of Class	Beneficial Owner	Title of Class	Number of Shares	Percent of Class (1)
Common	Mirella Chavez	Direct ( C)	3,268,473	2%
	6323 W Desert Hills Dr.
	Glendale, AZ 85304

Common	Lawrence G. Ryckman	Indirect (C) (4)	7,856,987	4.83%
	20202 Pacific Coast Highway, #5
	Malibu, California 90265

Common	Sheldon Yakus	Direct (B) (5)	245,797	0.15%
	1778 Lantana Drive
	Miden, NV 89423

Common	Justin Timberlake	Direct (6)	10,579,655	6.50%
	1801 Century Park West
	Los Angeles, CA 90067

Common	Arnold S. Weintraub	Direct (A)	1,017,684	0.63%
	24901 Northwestern Hwy, #311
	Southfield, MI 48075

Common	Mark Depew	Direct ( C) (7)	3,009,470	1.85%
	1325 Deerbrooke Trail
	Cheyenne, WY 82009

Series A Convertible Preference Stock	Murray B. Day	Direct	5,000	32.26%
	549 W. Cresent
	Palo Alto, CA 94301

Series A Convertible Preference Stock	Elliot Leferts	Direct	3,000	19.35%
	60 McNear Drive
	San Rafael, CA 9490

Series A Convertible Preference Stock	Harriet Lloyd	Direct	2,500	16.13%
	1200 California St.
	San Francisco, CA 94109

Series A Convertible Preference Stock	Richard Matza	Direct	2,500	16.13%
	454 Burr Rd.
	Southbury, CT 06488

Series A Convertible Preference Stock	Richard Oliver	Direct	2,500	16.13%
	25466 Adobe Lane
	Los Altos, CA 94022

Series B Senior Redeemable Convertible Preference Stock	J. Patrick Carter	Direct	1,500	42.86%
	2448 E. 81st Street, #4550
	Tulsa, OK 74137

Series B Senior Redeemable Convertible Preference Stock	Robert Stillman	Direct	2,000	57.14%
	2440 Virginia Ave NW, Apt. D 1206
	Washington, DC 20037

Series C Convertible Preferred Stock	John Arrilaga, TTEE	Direct	2,068	15.43%
	2560 Mission College Blvd., #101
	Santa Clara, CA 95054

Series C Convertible Preferred Stock	Paul Essi	Direct	1,171	8.74%
	2450 One Cleveland Center
	Cleveland, OH 44114

Series C Convertible Preferred Stock	Thomas Fersti	Direct	3,592	26.80%
	P.O. Box 284
	761 State St. Millington, MI 48746

	Marton & Kjellaaug Klepp	Direct	1,825	13.62%
	12 Day Road
	Armonk, NY 10504

Series C Convertible Preferred Stock	Gustavo Nicolich	Direct	1,097	8.18%
	P.O. Box 60040
	Palo Alton, CA 94306

Series C Convertible Preferred Stock	Richard Perry, TTEE	Direct	2,068	15.43%
	2200 Cowper Street
	Palo Alto, CA 94301

Series P Convertible Participating Preferred Stock	Robert Huskins	Direct	67,741	78.19%
	42 Shady Vista Rd.
	Rolling Hills Estates, CA 90274

Series P Convertible Participating Preferred Stock	Roderick Thompson	Direct	18,899	21.81%
	Address unknown

	Officers and Directors as a Group		26,095,527	37.22%

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
2.
The above table is based on 162,287,902 shares of Common Stock outstanding as of June 30, 2018, and based on the following shares of other voting stock outstanding as of such date: (i) 15,500 shares of Series A Convertible Preference Stock; (ii) 3,500 shares of Series B Senior Redeemable Convertible Preference Stock; (iii) 13,404 shares of Series C Convertible Preferred Stock; and (iv) 86,640 shares of Series P Convertible Participating Preferred Stock.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3.
Mr. Ryckman owns these shares personally and through two entities, Maverick Investments and Sundance. The amount listed here includes an option to purchase 500,000 shares of Common Stock at $.20 per share, option to purchase 200,000 shares of Common Stock at $.20 per share, option to purchase 2,000,000 shares of Common Stock at $.20 per share and option to purchase 2,000,000 shares of Common Stock at $.05 per share
4.
Includes an option to purchase 1,000,000 shares of Common Stock at $.45 per share.
5.
Tennman Brands, LLC owns 10,579,665 warrants to purchase shares of Common Stock at an exercise price of $0.18 per share. Justin Timberlake is the beneficial owner of Tennman Brands, LLC and, upon exercise of the warrants, would exercise voting control of the common stock underlying the warrants.
6.
Includes an option to purchase 2,000,000 shares of Common Stock at $.05 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of June 30, 2018 and June 30, 2017, of which $3,925,000 was extinguished.

On August 8, 2016, the Company issued notes to the Kayla Depew, a daughter of a director of the Company, for $30,000. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.40 per share.

On November 15, 2016, the Company issued notes to Larry Ryckman, CEO of the Company, for $5,000. The note bears an average interest rate of 0% per annum.

From November 2016 to June 2018, the Company issued notes to Mark Depew, a director of the Company, for $209,000. The note bears an average interest rate of 0% per annum.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2018 and 2017:

	2018	2017

Audit Fees (1)	$122,000	$115,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total Fees	$122,000	$115,500

1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended June 30, 2018 and 2017 and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-Q for those fiscal years.

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

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2018 and 2017.

No “audit-related,” “tax” and “all other” services in 2018 or 2017, as defined above, were approved by the Audit Committee in reliance on the de minimums exception to the preapproval requirements under federal securities laws and regulations.

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

ITEM 15. EXHIBITS

The following Exhibits are incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation, dated May 12, 1988. (a)
3.1	Certificate of Amendment of Articles of Incorporation of Dimensional Visions Incorporated, dated January 16, 2006. (f)
3.2	Certificate of Amendment of Articles of Incorporation of Elevation Media, Inc., dated March 24, 2006. (f)
3.2	Bylaws. (a)
3.3	Certificate of Amendment of Certificate of Incorporation of Dimensional Visions Incorporated dated January 22, 2004. (f)
4.1	Certificate of Designation of Series A Convertible Preferred Stock, dated December 12, 1992. (a)
4.1	Form of Warrant issued to Participants in 2007 Private Placements. (g)
4.2	Certificate of Designation of Series B Convertible Preferred Stock, dated December 22, 1993. (a)
4.3	Certificate of Designation of Series P Convertible Preferred Stock, dated September 11, 1995. (a)
4.4	Certificate of Designation of Series S Convertible Preferred Stock, dated August 28, 1995. (a)
4.5	Certificate of Designation of Series C Convertible Preferred Stock, dated November 2, 1995. (a)
4.6	Certificate of Designation of Series D and Series E Convertible Preferred Stock, dated August 25, 1999. (a)
4.7	Form of Warrant Agreement to Debt Holders, dated January 15, 1998. (a)
4.8	Form of Warrant Agreement to Debt Holders, dated April 8, 1998. (a)
4.9	Form of Warrant Agreement to Participants in Private Placement, dated April 8, 1998. (a)
4.10	Pledge Agreement with Dale Riker and Russ Ritchie, dated January 11, 2001. (b)
4.11	Investment Agreement with Swartz Private Equity, LLC, dated December 13, 2000. (b)
4.12	Merrill Lynch Portfolio Reserve Loan and Collateral Account Agreement, dated January 12, 2002. (b)
10.1	1996 Equity Incentive Plan. (a)
10.1	Stock Purchase Agreement between Studio One Entertainment, Inc. and Dimensional Visions Incorporated, dated March 29, 2006 (g)
10.2	1999 Stock Option Plan. (a)
10.2	Exchange Agreement between AfterMaster, Inc., and Studio One Entertainment, Inc., dated April 16, 2007. (g)
10.3	Employment Agreement with John D. McPhilimy, dated January 1, 2001. (c)
10.3	Accord and Satisfaction between Dimensional Visions, Inc. and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC, dated October 11, 2006. (g)
10.4	Employment Agreement with Bruce D. Sandig, dated July 1, 2001. (c)
10.5	Settlement Agreement and Release between the Company and Russell H. Ritchie, Dale E. Riker, Suntine Enterprises, LLC, and Cornerstone Wireless Communications, LLC, dated April 30, 2003. (d)
10.6	2009 Long-Term Incentive Plan. (i)
10.7	Form of Directors and Officers Indemnity Agreement. (i)
14	Dimensional Visions, Inc. Code of Ethics. (e)
21.1	Subsidiaries of the Registrant (h)

(a)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, dated June 19, 2000 (Registration No. 333-30368).
(b)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, dated July 10, 2001 (Registration No. 333-56804).
(c)	Incorporated by reference from the Company’s Amendment No. 1 to Annual Report on Form 10-KSB, dated February 22, 2002.
(d)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2003, filed October 15, 2003.
(e)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2004, filed November 15, 2004.
(f)	Incorporated by reference from the Company’s Annual Report, Form 10-KSB for fiscal year ended June 30, 2006, filed September 29, 2006.
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

AFTERMASTER, INC.

Date: October 15, 2018	By:	/s/ Larry Ryckman
Larry Ryckman
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Ryckman	President and Director	October 15, 2018
Larry Ryckman	(Principal Executive Officer)

/s/ Mirella Chavez	Chief Financial Officer	October 15, 2018
Mirella Chavez

/s/ Mark Depew	Director	October 15, 2018
Mark Depew

/s/ Arnold S. Weintraub	Director	October 15, 2018
Arnold S. Weintraub

AFTERMASTER, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AfterMaster, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AfterMaster, Inc. (“the Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Salt Lake City, UT
October 15, 2018

AFTERMASTER, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2018	2017

ASSETS

Current Assets
Cash and cash equivalents	$390,191	$250,728
Accounts receivable	203,720	97,103
Inventory, net	-	104,891
Available for sale securities	-	123,600
Prepaid expenses	388,374	507,254

Total Current Assets	982,285	1,083,576

Property and equipment, net	143,360	266,040

Intangible assets, net	-	102,243

Deposits	25,117	33,363
Prepaid expenses, net of current	-	9,104

Total Assets	$1,150,762	$1,494,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$1,592,257	$459,975
Accrued interest	351,189	185,509
Deferred revenue	2,400	270,623
Accrued consulting services - related party	70,621	22,064
Lease payable	-	1,937
Derivative Liability	2,815,520	2,145,065
Notes payable - related party	76,000	610,000
Notes payable, net of discount of $77,090 and $0, respectively	642,910	40,488
Convertible notes payable - related party, net of discount of $4,422 and $0, respectively	115,078	3,951,182
Convertible notes payable, net of discount of $812,306 and $549,737, respectively	2,959,457	2,267,845

Total Current Liabilities	8,625,432	9,954,688

Total Liabilities	8,625,432	9,954,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001, 133,446,521 and 118,486,728 shares issued
and outstanding, respectively	133,742	118,493
Common stock to be issued (28,841,381)	28,553	-
Additional paid In capital	68,916,676	63,627,987
Accumulated other comprehensive income	-	93,600
Accumulated Deficit	(76,566,750)	(72,303,551)

Total Stockholders' Deficit	(7,474,668)	(8,460,362)

Total Liabilities and Stockholders' Deficit	$1,150,762	$1,494,326

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	June 30,
	2018	2017

REVENUES
AfterMaster Revenues	$517,689	$338,725
Product Revenues	1,131,812	541,259
Total Revenues	1,649,501	879,984

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	1,565,798	1,250,365
Depreciation and Amortization Expense	158,505	178,071
Research and Development	15,771	221,437
Advertising and Promotion Expense	258,257	45,183
Legal and Professional Expense	94,102	119,520
Non-Cash Consulting Expense	296,005	2,209,950
General and Administrative Expenses	3,637,201	2,956,464

Total Costs and Expenses	6,025,639	6,980,990

Loss from Operations	(4,376,138)	(6,101,006)

Other Income (Expense)
Interest Expense	(3,178,179)	(1,876,031)
Derivative Expense	(2,787,712)	(376,427)
Change in Fair Value of Derivative	1,161,227	(138,693)
Gain Available for Sale Securities	240,000	-
Gain Loss on Extinguishment of Debt	4,762,594	1,724
Impairment of assets	(74,991)	(27,926)

Total Other Income (Expense)	122,939	(2,417,353)

Loss Before Income Taxes	(4,253,199)	(8,518,359)
Income Tax Expense	-	-
NET LOSS	$(4,253,199)	$(8,518,359)

Preferred Stock Accretion and Dividends	(225,468)	(169,850)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,478,667)	$(8,688,209)

Basic and diluted Loss Per Share of Common Stock	$(0.03)	$(0.08)

Weighted Average Number of Shares Outstanding	131,144,651	108,520,687

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(4,478,667)	(8,688,209)
Unrealized gain on AFS Securities	-	60,000
COMPREHENSIVE LOSS	$(4,478,667)	$(8,628,209)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

								Accumulated
					Additional	Common		Other	Total
	Preferred Stock		Common Stock		Paid In	Stock to	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Income	Equity

Balance, June 30, 2016	2,709,044	$2,709	102,133,344	$102,140	$58,997,912	$-	$(63,785,192)	$33,600	$(4,648,831)

Conversion of Preferred Stock to Common Stock	(150,000)	(150)	315,682	316	7,675	-	-	-	7,841

Preferred Sold for Cash, net of offering costs of $196,853	550,000	550	-	-	352,598	-	-	-	353,148

Common Stock Sold for Cash	-	-	3,471,666	3,470	988,030	-	-	-	991,500

Common stock issued for cash conversion of warrants/options	-	-	3,020,750	3,021	903,204	-	-	-	906,225

Share-Based Compensation to Directors and Employees- Common shares	-	-	1,237,210	1,236	402,710	-	-	-	403,946

Total Stock Issued for Consulting Services and Rent	-	-	2,953,057	2,954	914,198	-	-	-	917,152

Common stock issued as incentive with Convertible debt	-	-	650,000	650	126,950	-	-	-	127,600

Common stock issued for conversion of debt	-	-	2,150,364	2,150	436,631	-	-	-	438,781

Common stock issued for interest expense	-	-	2,532,655	2,533	781,253	-	-	-	783,786

Common stock issued for extension of notes	-	-	22,000	23	5,887	-	-	-	5,910

Accumulated other comprehensive income from Available for Sale Securities	-	-	-	-	-	-	-	60,000	60,000

Beneficial Conversion Feature	-	-	-	-	30,519	-	-	-	30,519

Modification of warrants	-	-	-	-	24,001	-	-	-	24,001

Share-Based Compensation - Warrants and options	-	-	-	-	421,000	-	-	-	421,000

Derivative liability	-	-	-	-	(764,581)	-	-	-	(764,581)

Net loss for the year ended June 30, 2017	-	-	-	-		-	(8,518,359)	-	(8,518,359)

Balance, June 30, 2017	3,109,044	$3,109	118,486,728	$118,493	$63,627,987	$-	$(72,303,551)	$93,600	$(8,460,362)

Common Stock Sold for Cash, net of offering costs of $4,750	-	-	16,200,000	2,841	626,551	13,358	-	-	642,750

Share-Based Compensation to Directors and Employees- Common shares	-	-	4,501,592	2	349,446	4,501	-	-	353,949

Total Stock Issued for Consulting Services and Rent	-	-	1,415,000	245	105,875	1,170	-	-	107,290

Common stock issued as charitable contribution	-	-	100,000	100	6,900	-	-	-	7,000

Common stock issued as incentive with Convertible debt	-	-	6,098,101	267	311,161	5,833	-	-	317,261

Common stock issued for conversion of debt	-	-	28,928,570	26,344	807,905	2,584	-	-	836,833

Common stock issued for interest expense	-	-	1,280,162	-	216,348	1,280	-	-	217,628

Common stock issued for extension of notes	-	-	115,000	-	16,782	115	-	-	16,897

Common Stock cancelled in extinguishment of debt	-	-	(14,837,251)	(14,550)	14,838	(288)	-	-	-

Accumulated other comprehensive income from Available for Sale Securities	-	-	-	-	-	-	-	(93,600)	(93,600)

Beneficial Conversion Feature	-	-	-	-	188,521	-	-	-	188,521

Share-Based Compensation - Warrants and options	-	-	-	-	(16,532)	-	-	-	(16,532)

Derivative liability	-	-	-	-	2,660,894	-	-	-	2,660,894

Net loss for the year ended June 30, 2018	-	-	-	-		-	(4,253,199)	-	(4,253,199)

Balance, June 30, 2018	3,109,044	$3,109	162,287,902	$133,742	$68,916,676	$28,553	$(76,556,750)	$-	$(7,474,670)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,
	2018	2017

OPERATING ACTIVITIES

Net Loss	$(4,253,199)	$(8,518,359)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	158,507	178,630
Share-based compensation - Common Stock	353,949	399,495
Share-based compensation - warrants and options	246,868	-
Common stock issued for charitable contribution	7,000	24,001
Share-based compensation - warrants	-	-
Common stock issued for services and rent	-	94,919
Common stock issued to extend the maturity dates on debt	16,897	228,911
Common stock issued as incentive with Convertible debt	-	127,500
Amortization of debt discount and issuance costs	1,856,791	555,733
Closing fees	-	-
Impairment of assets	74,991	27,926
Dividend expense	-	7,841
(Gain)/Loss on extinguishment of debt	(4,762,594)	1,724
Derivative expense	2,787,712	376,427
(Gain)/Loss remeasurement of derivative	(1,161,227)	138,694
Gain on Available for Sale Securities	(240,000)	-
Changes in Operating Assets and Liabilities:
Accounts receivables	(106,617)	(85,714)
Inventory	104,891	(104,891)
Other assets	235,274	1,768,155
Deposits	8,246	-
Accounts payable and accrued expenses	1,250,908	224,014
Accrued interest	1,138,856	927,741
Deferred revenue	(268,223)	(469,577)
Accrued consulting services - related party	48,557	(6,497)

Net Cash Used in Operating Activities	(2,381,321)	(4,103,327)

INVESTING ACTIVITIES

Purchase of property and equipment	(5,425)	(149,296)
Sale of available for sale securities	270,000	-
Purchase of intangible assets	(3,150)	(31,800)

Net Cash Provided by (Used in) Investing Activities	261,425	(181,096)

FINANCING ACTIVITIES

Common Stock issued for cash	642,750	991,500
Common Stock issued for conversion of options/warrants	-	906,225
A-1 Preferred Stock issued for cash	-	353,148
Proceeds from notes payable	950,000	-
Repayments of notes payable	(255,000)	-
Proceeds from notes payable - related party	119,500	52,500
Repayments of notes payable - related party	(278,500)	(17,500)
Proceeds from convertible notes payable - related party	89,500	60,000
Repayments of convertible notes payable - related party	-	(30,000)
Proceeds from convertible notes payable	2,022,122	2,024,000
Repayments of convertible notes payable	(737,500)	(200,000)
Payment made on accrued interest	(291,576)	-
Lease Payable	(1,937)	953
Net Cash Provided by Financing Activities	2,259,359	4,140,826

NET CHANGE IN CASH	139,463	(143,597)
CASH AT BEGINNING OF PERIOD	250,728	394,325

CASH AT END OF PERIOD	$390,191	$250,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$186,860	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$188,521	$30,519
Conversion of notes and Interest into common stock	$217,628	$438,781
Conversion of preferred stock for common stock		$$300
Debt discount		$$26,957
Derivative Liability	$1,406,506	$1,760,160
Conversion of Derivative Liability	$2,660,894	$130,216
MTM on AFS securities	$64,800	$60,000
Common stock issued with notes payable	$317,261	$-
Common stock issued with convertible debt	$836,833	$33,349
Common stock issued for prepaid expenses	$107,290	$822,233
Cancellation of common shares as part of settlement of debt	$14,838	$-
Original Issue Discount	$281,765	$127,000
Assignment of Debt	$16,532	$-
Conversion of accrued interest into common stock	$8,570	$783,786
Warrants issued for prepaid expenses	$-	$365,244

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
June 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable
Accounts receivable are stated at amounts management expects to collect. An allowance for doubtful accounts is provided for uncollectible receivables based upon management's evaluation of outstanding accounts receivable at each reporting period considering historical experience and customer credit quality and delinquency status. Delinquency status is determined by contractual terms. Bad debts are written off against the allowance when identified. Allowance for doubtful accounts were $0 for the years ended June 30, 2018 and 2017.

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of June 30, 2018 and 2017, the Company’s cash balances were within the FDIC insurance coverage limits.

Inventories
Inventories consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value. We assess the valuation of inventory and periodically write down the value for estimated excess and obsolete inventory and based upon estimates of future demand and market conditions. Reserves

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures
The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

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

For the years ended June 30, 2018 and 2017 there was no customer that accounted for a material portion of total revenues.

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

Cost of Revenues
The Company’s cost of revenues includes studio lease expense, employee costs, component and finished goods expense, and other nominal amounts. Costs associated with products are recognized at the time of the sale. Costs incurred to provide services are recognized as cost of sales as incurred. Depreciation is not included within cost of revenues.

Research and Development
The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, Accounting for Research and Development Costs. The Company incurred research and development expenses of $15,771 and $221,437 during the years ended June 30, 2018 and 2017.

Advertising Expenses
The Company expenses advertising costs in the period in which they are incurred. Advertising expenses were $258,257 and $45,183 for the years ended June 30, 2018 and 2017.

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

Using this sequencing policy, the Company used this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to July 5, 2016 until the note was converted on the same day were derivative liabilities. The Company used this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to August 19, 2016 until the note was converted on August 22, 2016 were derivative liabilities. The Company used this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to October 3, 2016 and November 15, 2016 until the notes were converted on the same day were derivative liabilities. The Company again used this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to January 1, 2017 until the note was converted on January 4, 2017 were derivative liabilities.

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

Loss Per Share
Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the years ended June 30, 2018 and 2017 of $225,468 and $169,850, respectively.

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

For the years ended June 30, 2018 and 2017, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 134,603,706 and 22,614,408 at June 30, 2018 and 2017, respectively.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2012 to 2018 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Investments
Our available for securities are considered Level 1. Realized gains and losses on these securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in other income (expense) – net, with the corresponding reduction to the carrying basis of the investment. All available for sale securities were sold during the current year.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $76,466,750 negative working capital of $7,553,147, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following as of June 30, 2018 and 2017:

	2018	2017
Furniture and Office Equipment	$25,478	$51,390
Office Equipment and Computers	189,087	413,466
Studios	260,543	255,665
Vehicles	31,399	60,524
Leasehold Improvements	60,084	66,658
Computer Software	66	56,232
Accumulated Depreciation	(423,297)	(637,895)
Net Property and Equipment	$143,360	$266,040

Depreciation expense for the years ended June 30, 2018 and 2017 was $128,105 and $149,887, respectively. The Company impaired assets totaling $0 and $27,926 for the years ended June 30, 2018 and 2017, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following on June 30, 2018 and 2017:

	2018	2017
Patterns and Molds	$-	$18,915
Website Costs	-	240,415
Video Backgrounds	-	16,172
Accumulated Amortization	-	(173,259)
Intangible Assets, Net	$-	$102,243

Amortization expense for the years ended June 30, 2018 and 2017 was $30,402 and $28,742, respectively.  The Company impaired intangible assets totaling $74,991 and $0 for the years ended June 30, 2018 and 2017, respectively.

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

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value

Equity securities	$ 123,600	$-	$-	$-	$(123,600)	$-

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Gross realized gains	Gross realized losses	Fair value

Equity securities	$63,600	$60,000	$-	$-	$-	$123,600

NOTE 6 – INVENTORIES

Inventories are stated at the first in first out and consisted of the following:

	June 30, 2018	June 30, 2017

Components	$-	$159,017
Finished Goods	-	-
Allowance / Reserve	-	(54,126)
Totals	$-	$104,891

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of June 30, 2018 and 2017, respectively:

Convertible Notes Payable – Related Parties
	June 30,	June 30,
	2018	2017

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of June 30, 2018 and June 30, 2017, of which $3,925,000 was extinguished.	$-	$3,925,000
$30,000 face value, issued in June 2019, interest rate of 0%, matures June 2019, a gain on extinguishment of debt was recorded totaling $3,818 net unamortized discount of $0 as of June 30, 2018 and June 30, 2017.	30,000	26,182
$5,000 face value, issued in June 2019, interest rate of 0%, matures March 2018, net amortized discount of $607 as of June 30, 2018.	4,393	-
$10,000 face value, issued in November 2017, interest rate of 0%, matures November 2018, net amortized discount of $0 as of June 30, 2018.	10,000	-
$25,000 face value, issued in December 2017, interest rate of 0%, matures December 2018, net amortized discount of $1,890 as of June 30, 2018.	23,110	-
$10,000 face value, issued in January 2018, interest rate of 0%, matures January 2019, net unamortized discount of $534 as of June 30, 2018.	9,466	-
$15,000 face value, issued in January 2018, interest rate of 0%, matures January 2019, net unamortized discount of $1,391 as of June 30, 2018.	13,609	-
$24,500 face value, issued in February 2018, interest rate of 0%, matures February 2019, net unamortized discount of $0 as of June 30, 2018.	24,500	-
Total convertible notes payable – related parties	115,078	3,951,182
Less current portion	115,078	3,951,182
Convertible notes payable – related parties, long-term	$-	$-

As part of a settlement agreement dated March 30, 2018, the agreed to extinguish $3,925,000 in convertible notes with related parties and accrued interest of $240,041, $375,000 in related party notes payable and accrued interest of $43,007 for a total payment of $200,000. As part of the arrangement the note holder agreed to cancel 14,837,251 shares of common stock and 531,250 warrants.

On August 8, 2016, the Company issued a convertible note to a related individual for $30,000 that matures on October 8, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 21,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period. The note was amended on November 15, 2016 to extend the maturity date to January 31, 2017 and again on May 10, 2017 to extend the maturity date to October 1, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a extinguishment of the debt and not modification of the debt resulting in a gain on extinguishment of debt of $3,818. The note was amended subsequently on August 24, 2018 to extend the maturity date to June 30, 2019. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On September 27, 2017, the Company issued a convertible note to an unrelated party for $5,000 that matures on March 31, 2018. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. The Company valued a BCF related to the note valued at $2,995. The note was amended subsequently 0n August 24, 2018 to extend the maturity date to June 30, 2019. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of June 30, 2018 and 2017, respectively:

Convertible Notes Payable - Non-Related Parties
	June 30,	June 30,
	2018	2017
$7,000 face value, issued in July 2014, interest rate of 6%, matures February 2019, net unamortized discount of $0 as of June 30, 2018 and June 30, 2017, respectively.	$7,000	$7,000
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $190,000, matures January 2018 , net unamortized discount of $0 of June 30, 2018 and June 30, 2017, respectively, of which $335,000 has been paid and $355,000 was transferred to a new note in April 2018.	-	430,000
$100,000 face value, issued in February 2016, interest rate of 10%, matures February 2019, net unamortized discount of $0 as of June 30, 2018 and June 30, 2017, respectively.	100,000	100,000
$25,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $0 as of June 30, 2018 and June 30, 2017, respectively. The note is currently in default.	25,000	25,000
$100,000 face value, issued in March 2016, interest rate of 10%, matures October 2018, net unamortized discount of $0 as of June 30, 2018 and June 30, 2017, respectively.	100,000	100,000
$10,000 face value, issued in March 2016, interest rate of 10%, matures October 2018, net unamortized discount $0 of June 30, 2018 and June 30, 2017, respectively.	10,000	10,000
$50,000 face value, issued in July 2016, interest rate of 0%, matures October 2018, net unamortized discount of $0 of June 30, 2018 and June 30, 2017, respectively.	50,000	50,000
$50,000 face value, issued in August 2016, interest rate of 0%, matures September which was amended to October 2018, net unamortized discount of $0 and $5,418 of June 30, 2018 and June 30, 2017, respectively.	50,000	44,582
$1,000,000 face value, issued in September 2016, interest rate of 10%, matures June 2017, net unamortized discount of $0 as of June 30, 2018 and June 30, 2017, respectively.	1,000,000	1,000,000
$258,000 face value, issued in February 2017, interest rate of 12%, matures August 2017, net amortized discount of $0 and $48,464 as of June 30, 2018 and June 30, 2017, respectively, of which $258,000 has been paid.	-	209,536

$149,000 face value, issued in February 2017, interest rate of 10%, matures November 2017 which was amended to June 2018, net amortized discount of $0 and $59,740 as of June 30, 2018 and June 30, 2017, respectively, of which $39,660 was converted and $30,000 has been paid. The note is currently in default.	79,340	89,260
$224,000 face value, issued in February 2017, interest rate of 10%, matures November 2017 which was amended to June 2018, net amortized discount of $32,452 and $119,795 as of June 30, 2018 and June 30, 2017, respectively, of which $75,492 has been converted and $50,000 has been paid. The note is currently in default.	98,508	104,205
$265,000 face value, issued in May 2017, interest rate of 10%, matures February 2018, net amortized discount of $45,267 and $218,790 as of June 30, 2018 and June 30, 2017, respectively, of which $64,588 was converted. The note is currently in default.	200,412	46,210
$55,000 face value, issued in June 2017, interest rate of 10%, matures January 2018, with additional fees of $20,000 net amortized discount of $3,341 and $50,631 as of June 30, 2018 and June 30, 2017, respectively, of which $75,000 was converted.	-	4,369
$100,000 face value, issued in June 2017, interest rate of 10%, matures June 2018, net amortized discount of $0 and $52,317 as of June 30, 2018 and June 30, 2017, respectively. The note is currently in default.	100,000	47,683
$78,000 face value, issued in July 2017, interest rate of 12%, matures May 2018, net amortized discount of $0 as of June 30, 2018, of which $72,000 was converted. The note is currently in default.	6,000	-
$50,000 face value, issued in August 2017, interest rate of 0%, matures October 2017, net amortized discount of $0 as of June 30, 2018, of which $34,000 has been converted and $16,000 was transferred to a new note.	-	-
$60,500 face value, issued in August 2017, interest rate of 12%, matures August 2018, net amortized discount of $0 as of June 30, 2018, of which $60,500 has been paid.	-	-
$10,000 face value, issued in August 2017, interest rate of 0%, matures August 2018, net amortized discount of $729 as of June 30, 2018. The note is currently in default.	9,271	-
$82,250 face value, issued in August 2017, interest rate of 12%, matures May 2018, net amortized discount of $0 as of June 30, 2018, of which $35,000 has been converted and $47,250 was transferred to a new note.	-	-
$53,000 face value, issued in August 2017, interest rate of 12%, matures June 2018, net amortized discount of 0 as of June 30, 2018. The note is currently in default.	53,000	-
$65,000 face value, issued in September 2017, interest rate of 12%, matures March 2018, net amortized discount of $0 as of June 30, 2018, of which $65,000 has been paid.	-	-
$10,000 face value, issued in September 2017, interest rate of 10%, matures September 2018, net amortized discount of $4,400 as of June 30, 2018. The note is currently in default.	5,600	-
$50,000 face value, issued in September 2017, interest rate of 0%, matures November 2017, net amortized discount of $0 as of June 30, 2018, of which $50,000 was transferred to a new note.	-	-
$110,000 face value, issued in October 2017, interest rate of 10%, matures July 2018, net amortized discount of $6,447 as of June 30, 2018, of which $110,000 has been paid.	-	-
$100,000 face value, issued in October 2017, interest rate of 10%, matures October 2018, net amortized discount of $22,333 as of June 30, 2018.	77,667	-

$115,000 face value, issued in November 2017, interest rate of 10%, matures August 2018, net amortized discount of $40,678 as of June 30, 2018. The note is currently in default.	74,322	-
$50,000 face value, issued in November 2017, interest rate of 10%, matures January 2018, net amortized discount of $0 as of June 30, 2018. The note is currently in default.	50,000	-
$66,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $17,085 as of June 30, 2018.	48,915	-
$100,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $39,452 as of June 30, 2018.	60,548	-
$5,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $1,932 as of June 30, 2018.	3,068	-
$53,000 face value, issued in November 2017, interest rate of 12%, matures July 2018, net amortized discount of $4,649 as of June 30, 2018, of which $34,530 was converted. The note is currently in default.	13,821	-
$100,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $20,137 as of June 30, 2018.	79,863	-
$20,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $4,689 as of June 30, 2018.	15,311	-
$75,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $23,180 as of June 30, 2018.	51,820	-
$20,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $6,181 as of June 30, 2018.	13,819	-
$115,000 face value, issued in January 2018, interest rate of 10%, matures October 2018, net amortized discount of $42,967 as of June 30, 2018. The note is currently in default.	72,033	-
$53,000 face value, issued in January 2018, interest rate of 12%, matures November 2018, net amortized discount of $0 as of June 30, 2018, of which $53,000 was transferred to a new note in June 2018.	-	-
$20,000 face value, issued in February 2018, interest rate of 10%, matures February 2019, net amortized discount of $4,847 as of June 30, 2018.	15,153	-
$75,075 face value, issued in February 2018, interest rate of 10%, matures November 2018, net amortized discount of $0 as of June 30, 2018.	75,075	-
$6,000 face value, issued in February 2018, interest rate of 10%, matures June 2019 net amortized discount of $0 as of June 30, 2018.	6,000	-
$10,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $2,267 as of June 30, 2018.	7,733	-
$15,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $2,780 as of June 30, 2018.	12,220	-
$100,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $21,696 as of June 30, 2018.	78,304	-
$26,000 face value, issued from an assignment in March 2018, interest rate of 0%, matures May 2018, net amortized discount of $0 as of June 30, 2018. The note is currently in default.	26,000	-
$53,102 face value, issued from an assignment in March 2018, interest rate of 0%, matures May 2018, net amortized discount of $0 as of June 30, 2018, of which $53,102 has been converted.	-	-
$150,000 face value, issued in April 2018, interest rate of 12%, matures January 2019, net amortized discount of $105,818 as of June 30, 2018.	44,182	-
$400,000 face value, issued from an assignment in April 2018 of $355,000 in principal and an OID of $45,000, interest rate of 10%, matures April 2019, net amortized discount of $36,000 as of June 30, 2018, of which $223,198 has been converted.	140,802	-
$15,000 face value, issued in April 2018, interest rate of 10%, matures April 2019, net amortized discount of $12,000 as of June 30, 2018, of which $223,198 has been converted.	3,000	-
$150,086 face value, issued in May 2018, interest rate of 12%, matures January 2020, net amortized discount of $116,522 as of June 30, 2018, of which $12,000 has been paid.	21,564	-
$135,700 face value, issued in May 2018, interest rate of 12%, matures May 2019, net amortized discount of $0 as of June 30, 2018, of which $12,000 has been paid.	12,201	-
$15,651 face value, issued in June 2018, interest rate of 12%, matures June 2019, net amortized discount of $0 as of June 30, 2018.	15,651	-
$55,718 face value, issued from an assignment in June 2018, interest rate of 12%, matures October 2018, net amortized discount of $0 as of June 30, 2018.	55,718	-
$161,000 face value, issued in June 2018, interest rate of 12%, matures June 2019, net amortized discount of $160,558 as of June 30, 2018.	441	-
Total convertible notes payable – non-related parties	2,959,457	2,267,845
Less current portion	2, 959,457	2,267,845
Convertible notes payable – non-related parties, long-term	$-	$-

On July 14, 2014, the Company issued a convertible note to an unrelated individual for $7,000 that matures on October 14, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. The note was amended September 12, 2018 to extend the maturity date to February 15, 2019.

On November 20, 2015, the Company issued a convertible note to an unrelated company for $600,000 that matures on May 20, 2016. The company paid $200,000 in principle balance leaving a remain balance of $430,000 including the extension fees and is not convertible unless the borrower defaults under the amendment agreement dated January 1, 2017. The note bears 0% interest and had an original issue discount (OID) of $100,000. This note is not convertible unless there is a default event. Per the terms of the note there are no derivatives until it becomes convertible on the original note, however the $30,000 extensions are to be considered derivatives. The Lender released a clarification of amendments to convertible promissory notes that explained the $30,000 extension fees are the only portion that is to be considered as convertible and converts within 2 days of issuance. The intent of the amendment agreements were to insure the original note dated November 20, 2015 in the amount of $600,000. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. During the extension and conversion day period no additional convertible instruments were issued, therefore on the extension was considered in the derivative calculation. The Company extended the maturity date seven times since February 27, 2017 for a total of $210,000, of which, the Company paid $135,000 in the nine months ended March 31, 2018.  The Company latest and fourteenth extension with consideration of $30,000 was on December 18, 2017 to extending the maturity date to January 31, 2018. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On February 2, 2018, the note converted the principal of $30,000 for 680,118 shares of common stock. On February 23, 2018, the note converted the principal of $30,000 for 1,083,698 shares of common stock. On April 18, 2018, the company transferred the remaining balance to a new note, see below for note issued on April 18, 2018.

On February 15, 2016, the Company issued a convertible note to an unrelated individual for $25,000 that matures on February 15, 2017. The note was amended subsequently in September 28, 2017 to extend the maturity date to October 15, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The note was amended September 12, 2018 to extend the maturity date to February 15, 2019.

On March 7, 2016, the Company issued a convertible note to an unrelated individual for $100,000 that matures on March 7, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share. The Company valued a BCF related to the note valued at $24,269 and debt discount related to the 10,000 shares of common stock issued with the note at a relative fair value of $4,569. The note was amended again on September 20, 2018 to extend the maturity date to October 15, 2018.

On March 7, 2016, the Company issued a convertible note to an unrelated individual for $10,000 that matures on March 7, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.50 per share. The Company valued a debt discount related to the 1,000 shares of common stock issued with the note at a relative fair value of $457.

On September 15, 2016, the Company issued a convertible note to an unrelated individual for $1,000,000 that matures on June 30, 2017. The note was amended subsequently on June 30, 2017 to extend the maturity date to June 30, 2018. The note was amended again on August 24, 2018 to extend the maturity date to October 15, 2018.

On August 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on August 26, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share. The note was amended on June 30, 2017 to extend the maturity date to October 1, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The note was amended again on September 28, 2017 to extend the maturity date to January 1, 2018. The note was amended again on August 24, 2018 to extend the maturity date to October 15, 2018. On March 7, 2016, the Company issued a convertible note to an unrelated individual for $100,000 that matures on March 7, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share. The Company valued a BCF related to the note valued at $24,269 and debt discount related to the 10,000 shares of common stock issued with the note at a relative fair value of $4,569. The note was amended again on September 28, 2017 to extend the maturity date to January 15, 2018, as additional consideration the Company issued 25,000 shares of common stock valued at $3,998. The note was amended again on September 20, 2018 to extend the maturity date to October 15, 2018.

On July 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on September 26, 2016. The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued warrants to purchase 35,000 shares of 144 restricted common stock at an exercise price $0.30 for a two-year period. The note was amended on September 28, 2017 to extend the maturity date to January 15, 2018, as additional consideration the Company issued 15,000 shares of common stock valued at $2,399. The note was amended on September 20, 2018 to extend the maturity date to October 15, 2018,

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, that this percentage discount (variable) exercise price indicates is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by paying $10,000 of principal and $1,400 of accrued interest on October 23, 2017 to November 24, 2017 and extend the maturity date to February 21, 2018. The Company extended the possibility to convert date by paying $10,000 of principal and $4,000 of accrued interest on November 29, 2017 to December 22, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On May 1, 2018, the note converted the principal of $39,660 and $4,740 in accrued interest into for 2,220,000 shares of common stock.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 90,000 warrants valued at $11,720 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by paying $10,000 of principal and $2,100 of accrued interest on October 23, 2017 to November 24, 2017 and extend the maturity date to February 21, 2018. The Company extended the possibility to convert date by paying $20,000 of principal and $6,000 of accrued interest on November 29, 2017 to December 22, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On March 12, 2018, the note converted the principal of $7,337 and $4,278 in accrued interest into for 575,000 shares of common stock. On April 2, 2018, the note converted the principal of $19,037 and $963 in accrued interest into for 1,000,000 shares of common stock. On April 24, 2018, the note converted the principal of $49,118 and $1,482 in accrued interest into for 2,530,000 shares of common stock.

On May 12, 2017, the Company issued a convertible note to an unrelated company for $265,000 that matures on February 17, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at the lesser of $.31 and 60% of the lowest closing bids 25 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On February 22, 2018, the note converted interest of $9,200 and $250 in conversion fees for 450,000 shares of common stock. On March 6, 2018, the note converted principal of $11,138, $13,812 in interest, and $250 in conversion fees for 1,200,000 shares of common stock. On April 16, 2018, the note converted $27,237, $8,513 in interest, and $250 in conversion fees for 1,500,000 shares of common stock. On June 29, 2018, the note converted principal of $26,213, $9,537 in interest, and $250 in conversion fees for 1,500,000 shares of common stock.

On June 13, 2017, the Company issued a convertible note to an unrelated company for $55,000 that matures on January 13, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 30 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The note was amended on December 13, 2017, to extend the maturity date to January 15, 2018 and again on January 18, 2018, to extend the maturity date to February 15, 2018.As consideration for the extensions two extension fees of $10,000 each had been added to the outstanding principal. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did result in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt and the company recorded a loss on extinguishment of debt of $20,000. On March 5, 2018, the note converted the principal of $15,000 for 745,342 shares of common stock. On March 21, 2018, the note converted the principal of $15,000 for 745,342 shares of common stock. On April 10, 2018, the note converted the principal of $25,000 for 1,086,957 shares of common stock. On June 13, 2018, the note converted the remaining principal of $20,000 and $12,198 in accrued interest for 1,056,538 shares of common stock.

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

On August 15, 2017, the Company issued a convertible note to an unrelated company for $82,250, which included $75,000 in proceeds and $7,250 in legal and other fees, that matures on April 18, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (2) days to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On February 21, 2018, the note converted the principal of $15,000 for 714,285 shares of common stock. On March 21, 2018, the note converted the principal of $20,000 for 833,333 shares of common stock. On March 28, 2018, the company transferred the remaining balance to a new note, see below.

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

On November 13, 2017, the Company issued a convertible note to an unrelated party for $50,000 that matures January 10, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. The Company valued a BCF related to the note valued at $18,500.The note was amended on October 30, 2017, to extend the conversion rights from 180 days to 225 days, in consideration of the extension the Company paid $25,000 and issued 150,000 valued at $6,691. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did result in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt. The note was amended on September 12, 2018, to extend the maturity date to December 31, 2018.

On November 17, 2017, the Company issued a convertible note to an unrelated party for $66,000 that matures November 17, 2018 in exchange for two existing notes for $16,000 issued on August 2, 2017 and $50,000 on September 28, 2017. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. As additional consideration the Company is to issue shares of common stock as initial interest payment in kind calculated by dividing the principal by $.0133333 per share totaling 495,001. The Company valued a BCF related to the note valued at $13,266 and debt discount related to the 495,001shares of common stock issued with the note at a relative fair value of $31,277.

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

On November 28, 2017, the Company issued a convertible note to an unrelated party for $53,000 that matures on July 16, 2018. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 61% of the lowest closing bids 15 days prior to the conversion per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On May 4, 2018, the note converted principal of $17,450 for 500,000 shares of common stock. On June 20, 2018, the note converted principal of $17,080 and $3,914 for 700,000 shares of common stock.

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

On January 8, 2018, the Company issued a convertible note to an unrelated company for $53,000, which included $50,000 in proceeds and $3,000 in legal fees, that matures on November 10, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On June 13, 2018, the company transferred the remaining balance to a new note, see below.

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

On February 16, 2018, the Company issued a convertible note to an unrelated party for $75,075 that matures on November 16, 2018. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five consecutive trading days including the immediately preceding the conversion date. . Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On February 21, 2018, the Company issued a convertible note to an unrelated party for $6,000 that matures April 1, 2018. The note was amended on August 24, 2018, to extend the maturity date to June 30, 2019. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.

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

On March 28, 2018, the Company issued a convertible note to an unrelated party for $53,102 that matures May 18, 2018 in exchange for an existing note for $47,250 issued on August 15, 2017 and $5,852 in accrued interest. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (2) days to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On April 3, 2018, the note converted the principal of $14,400 for 600,000 shares of common stock. On May 8, 2018, the note converted the principal of $21,600 for 600,000 shares of common stock. On June 11, 2018, the note converted the remainder of the principal of $17,638 for 554,651 shares of common stock.

As part of the assignment of the convertible note for $53,102 on March 28, 2018, the Company issued a convertible note to an unrelated party for $26,000 that matures May 18, 2018 as an early out payment of $24,665 and $1,335 for other fees. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (2) days to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

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

On April 18, 2018, the Company issued a convertible note to an unrelated company for $400,000 that matures on April 18, 2019, which includes proceeds in exchange for an existing note for $355,000 issued on November 20, 2015 and $55,000 in OID. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at rate of 55% of the average trading price for the prior 3 trading days. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On April 23, 2018, the note converted the principal of $100,000 for 1,083,698 shares of common stock. On May 1, 2018, the note converted the remainder of the principal of $123,198 for 2,480,466 shares of common stock.

On April 18, 2018, the Company issued a convertible note to an unrelated company for $15,000 that matures on April 18, 2019, The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at rate of 55% of the average trading price for the prior 3 trading days. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On May 4, 2018, the Company issued a convertible note to an unrelated company for $150,086, which includes proceeds of $122,386 and $27,700 in OID, that matures on May 4, 2019. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On May 25, 2018, the Company issued a convertible note to an unrelated company for $135,700, which includes proceeds of $108,000 and $27,700 in OID, that matures on May 25, 2019. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On June 13, 2018, the Company issued a convertible note to an unrelated party for $55,718 that matures June 13, 2019 in exchange for an existing note for $53,000 issued on January 8, 2018and $2,718 in accrued interest. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

As part of the assignment of the convertible note for $55,718 on June 13, 2018, the Company issued a convertible note to an unrelated party for $15,651 that matures June 13, 2019 as an early out payment. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (2) days to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On June 29, 2018, the Company issued a convertible note to an unrelated company for $161,000, which includes proceeds of $130,000 and $31,000 in OID, that matures on June 29, 2019. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of June 30, 2018 and 2017:

	June 30,	June 30,
	2018	2017

Various term notes with total face value of $627,500 issued from April 11 to June 17, interest rates range from 0% to 15%, net of unamortized discount of $0 as of June 30, 2018 and June 30, 2017, respectively, of which $10,000 has been paid.	$25,000	$610,000
$18,000 face value, issued in September 2017, interest rate of 0%, matures June 2019.	18,000	-
$15,000 face value, issued in October 2017, interest rate of 0%, matures October 2018.	15,000	-
$35,000 face value, issued in December 2017, interest rate of 0%, matures December 2018, of which $35,000 has been paid.	-	-
$7,500 face value, issued in March 2018, interest rate of 0%, matures March 2019, of which $7,500 has been paid.	-	-
$10,000 face value, issued in March 2018, interest rate of 0%, matures March 2019, of which $10,000 has been paid.	-	-
$12,500 face value, issued in May 2018, interest rate of 0%, matures May 2019, of which $12,500 has been paid.	-	-
$3,500 face value, issued in May 2018, interest rate of 0%, matures May 2019, of which $3,500 has been paid.	-	-
$10,000 face value, issued in June 2018, interest rate of 0%, matures June 2019.	10,000	-
$8,000 face value, issued in June 2018, interest rate of 0%, matures June 2019.	8,000	-
Total notes payable – related parties	76,000	610,000
Less current portion	76,000	610,000
Notes payable - related parties, long term	$-	$-

On September 28, 2017, the Company issued a note to an unrelated party for $18,000 that matures on November 28, 2017. The note was amended on August 24, 2018, to extend the maturity date to June 30, 2019. The note bears 0% interest per annum.

On October 16, 2017, the Company issued a note to an unrelated party for $15,000 that matures on October 16, 2018. The note was amended on August 24, 2018, to extend the maturity date to June 30, 2019. The note bears 0% interest per annum.

 On December 14, 2017, the Company issued a note to an unrelated party for $35,000 that matures on December 14, 2018. The note bears 0% interest per annum. The note has been paid in full.

On March 19, 2018, the Company issued a note to an unrelated party for $7,500 that matures on March 19, 2019. The note bears 0% interest per annum. The note has been paid in full.

On March 30, 2018, the Company issued a note to an unrelated party for $10,000 that matures on March 30, 2019. The note bears 0% interest per annum. The note has been paid in full.

On May 8, 2018, the Company issued a note to an unrelated party for $12,500 that matures on May 8, 2019. The note bears 0% interest per annum. The note has been paid in full.

On May 15, 2018, the Company issued a note to an unrelated party for $3,500 that matures on May 15, 2019. The note bears 0% interest per annum. The note has been paid in full.

On June 1, 2018, the Company issued a note to an unrelated party for $10,000 that matures on June 1, 2019. The note bears 0% interest per annum.

On June 20, 2018, the Company issued a note to an unrelated party for $3,500 that matures on June 20, 2019. The note bears 0% interest per annum.

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of June 30, 2018 and 2017:

Notes Payable – Non-Related Parties
	June 30,	June 30,
	2018	2017
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%, of which $40,488 have been extinguished	$-	$40,488
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $0 as of June 30, 2018.	52,000	-
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $4,901 as of June 30, 2018.	47,099	-
$81,000 face value, issued in September 2017, interest rate of 8% per month, matures September 2018 net of unamortized discount of $0 as of June 30, 2018. The note is currently in default.	81,000	-
$255,000 face value, issued in October 2017, interest rate of 2.5% per month, matures February 2018 net of unamortized discount of $0 as of June 30, 2018, of which $255,000 has been paid.	-	-
$50,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $0 as of June 30, 2018.	50,000	-
$225,000 face value, issued in March 2018, interest rate of 30%, matures March 2019 net of unamortized discount of $62,512 as of June 30, 2018.	162,488	-
$260,000 face value, issued in June 2018, interest rate of 30%, matures October 2018 net of unamortized discount of $9,677 as of June 30, 2018.	250,323	-
Total note payable – non-related parties	642,910	40,488
Less current portion	642,910	40,488
Notes payable – non-related parties, long-term	$-	$-

On August 25, 2017, the Company issued a note to an unrelated party for $52,000 as part of an Accounts Receivable Financing Agreement, which included $50,000 in proceeds and an OID of $2,000, that matures on October 25, 2017. The note was amended on September 12, 2018, to extend the maturity date to December 31, 2018.The note bears 0% interest per annum. As additional consideration the Company also issued 50,000 warrants valued at $6,625. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

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

On September 19, 2017, the Company issued a note to an unrelated party for $81,000 which included $74,504 in proceeds, $6,000 in OID, and $496 in other fees, that matures on March 19, 2018. The note bears 8% interest per month. As additional consideration the Company is to issue 75,000 shares of common stock within 10 days. The note was amended subsequently on March 19,2018, to extend the maturity date to September 19, 2018. The Company evaluated amendment under ASC 470-50, "Debt Modification and Extinguishment", and concluded that the extension did result in significant and consequential changes to the economic substance of the debt and thus resulted in an and the company recorded a loss on extinguishment of debt of $0.

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

On June 29, 2018, the Company issued a convertible note to an unrelated party for $260,000 that matures July 30, 2018. The note was amended on September 28, 2018, to extend the maturity date to October 15, 2018. The note bears 0% interest and had an original issue discount (OID) of $10,000.

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the fiscal year ended June 30, 2018 the Company did not issue shares of Series A-1 Preferred.

During the fiscal year ended June 30, 2017 the Company issued 550,000 shares of Series A-1 Preferred Stock for $550,000 in cash and paid $196,853 in cash offering costs.  The Company had one conversion of 150,000 shares of Series A-1 Preferred Stock for 300,000 shares of Common Stock, and issued 15,682 shares of Common Stock of payment of $7,481 in accrued dividends.

During the fiscal years ended June 30, 2018 and 2017, the outstanding Preferred Stock accumulated $225,468 and $169,567 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of June 30, 2018 were approximately $1,134,406.

NOTE 9 – COMMON STOCK

Fiscal Year Ended June 30, 2018

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 162,287,902 issued (of which 28,841,381 are to be issued) as of June 30, 2018 and 118,486,728 were issued and outstanding as of June 30, 2018 and 2017. The activity surrounding the issuances of the Common Stock is as follows:

The Company agreed to issue 16,200,000 shares of Common Stock for $642,750 in cash as part of a private placement, net of $4,750 of issuance costs, respectively.

The Company agreed to issue 28,928,570 shares of Common Stock for the conversion of notes and accrued interest valued at $836,833.

The Company agreed to issue 6,098,101 shares of Common Stock as incentive with convertible notes valued at $317,261.

The Company agreed to issue 1,415,000 shares of Common Stock for the prepaid consulting services and rent valued at $107,290.

The Company agreed to issue 115,000 shares of Common Stock for the extension of two convertible notes valued at $16,897.

The Company issued 100,000 shares of Common Stock issued as charitable contributions valued at $7,000.
As share-based compensation to employees and non-employees, the Company issued 4,501,592 shares of common stock valued at $353,949, based on the market price of the stock on the date of issuance.

As interest expense on outstanding notes payable, the Company agreed to issue 1,280,162 shares of common stock valued at $217,628 based on the market price on the date of issuance.

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

The Company agreed to issue 3,471,666 shares of Common Stock for cash valued at $991,500.

The Company agreed to issue 2,150,364 shares of Common Stock for the conversion of notes and accrued interest valued at $438,781.

The Company also agreed to issue 650,000 shares of Common Stock as incentive to notes valued at $127,600. The Beneficial Conversion was valued at $30,519.

The Company also agreed to issue 300,000 shares of Common Stock for conversion of Preferred Stock, and issued 15,682 shares of Common Stock of payment of $7,841 in accrued dividends.

The Company agreed to issue 2,953,057 shares of Common Stock as payment for services and rent valued at $917,152.

The Company agreed to issue 3,020,750 shares of Common Stock for the conversion warrants valued at $906,225.

The Company agreed to issue 22,000 shares of Common Stock for the extension of two convertible notes valued at $5,910.

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

Stock Purchase Options

During the fiscal year ended June 30, 2018, the Company did not issue stock purchase options.

During the fiscal year ended June 30, 2017, the Company issued 500,000 stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2018.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2017	525,000	$0.18	$0.16	4.81	$93,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of June 30, 2018	525,000	$0.05	$0.16	3.81	$28,750

 The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2017

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2016	25,000	$0.15	$0.24	2.00	$3,750
Granted	500,000	0.18	0.16	5.00	90,000
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of June 30, 2017	525,000	$0.18	$0.16	4.81	$93,750

 Stock Purchase Warrants

During the fiscal year ended June 30, 2018, the Company issued warrants to purchase a total of 6,675,000, consisting of 75,000 warrants as part of a private placement valued at $6,019, 100,000 warrants as part of two AR financing agreements executed on August 2017 valued at $13,398, 150,000 warrants as part additional consideration of a promissory note on November 2017 valued at $12,560 and an additional 150,000 warrants to modify the note later in November 2017 valued at $12,570, 150,000 warrants as part additional consideration of a promissory note on January 2018 valued at $11,056, 1,000,000 warrants were for facilitating the sales of bBooth stock on February 2018 valued at 63,041, 550,000 warrants in conjunction with extension of three promissory notes valued at $54,491, and 4,500,000 warrants as compensation for consulting services valued at $183,828. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

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

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	June 30, 2018	June 30, 2017
Expected volatility	105-304%	92-126%
Expected dividends	0%	0%
Expected term	0-5 Years	0-5 Years
Risk-free interest rate	0.96-2.73%	0.74-1.89%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2018.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2017	39,927,097	$0.38	$0.45	3.38	$15,144,835
Granted	6,675,000	0.08	0.05	4.38	534,250
Exercised	-	-	-	-	-
Cancelled/Expired	(4,842,500)	0.49	-	-	(2,388,063)
Outstanding as of June 30, 2018	41,759,597	$0.32	$0.40	3.01	$13,291,022

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2017.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Outstanding as of June 30, 2016	35,034,550	$0.36	$0.45	4.31	$12,767,108
Granted	10,424,998	0.46	0.18	2.07	4,404,232
Exercised	(3,020,750)	-	-	-	-
Cancelled/Expired	(2,511,701)	0.36	-	-	(2,026,505)
Outstanding as of June 30, 2017	39,927,097	$0.38	$0.45	3.38	$15,144,835

NOTE 11 – INCOME TAXES

The components of the income tax (benefit) provision are as follows:

As of
	June 30,	June 30,
	2018	2017
Current
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred
Federal	-	-
State	-	-
Total Deferred	-	-

Income tax provision	$-	$-

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 21% to the Company’s effective income tax rate is as follows:

	As of
	June 30,	June 30,
	2018	2017
Income tax benefit based on federal statutory rate	$(11,780,000)	$(4,914,000)
State income tax benefit, net of federal income tax	(462,000)	(475,000)
Change in deferred tax valuation allowance	12,242,000	5,389,000
Other, net	-	-
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of
	June 30,	June 30,
	2018	2017
Deferred tax assets:
Debt extinguishment	$-	$-
Impairment of fixed assets	74,991	-
Domestic net operating loss carryforwards	10,286,000	11,671,000
Total gross deferred tax assets	10,360,991	11,671,000

Less valuation allowance on deferred tax assets	(10,360,991)	(11,671,000)
Net deferred tax assets	-	-

Deferred tax liabilities:
Deferred costs	-	-

Total deferred tax liabilities	-	-
Net deferred taxes	$-	$-

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

As of June 30, 2018, and 2017, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $42 million and $32 million, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future year subject to limitations of Section 382 of the Internal Revenue Code for federal income and Arizona tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.  If not utilized, the federal and state net operating loss carry-forwards will begin expiring in 2018.

NOTE 12 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2018, and 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $1,161,227 and $(138,693), and derivative expense of $2,787,712 and $376,427 during the fiscal years ended June 30, 2018 and 2017, respectively. As of June 30, 2018, and 2017, the fair market value of the derivatives aggregated $2,815,520 and $2,145,065, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 303.62 -104.82%, and a discount rate of 2.73-0.96%.

NOTE 13 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,815,520	$2,815,520
Securities available-for-sale	$-	$-	$-	$-

Liabilities measured at fair value on a recurring basis at June 30, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,145,065	$2,145,065
Securities available-for-sale	$123,600	$-	$-	$123,600

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expires on December 31, 2017. The total lease expense for the facility is approximately $20,573.50 per month, and the total remaining obligations under these leases at June 30, 2018, were approximately $0.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,888 per month, and the total remaining obligations under this leases at June 30, 2018, were approximately $13,952.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,224 per month, and the total remaining obligations under this leases at June 30, 2018, were approximately $198,209.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,000 per month, and the total remaining obligations under this leases at June 30, 2018, were approximately $84,391.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2019	138,290
2020	131,475
2021	24,077
2022	-
2023	-
Total	$293,842

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2018 were approximately $1,134,406.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On November 28, 2017, the Company issued a convertible note to an unrelated party for $53,000 that matures on July 16, 2018. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 61% of the lowest closing bids 15 days prior to the conversion per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On May 4, 2018, the note converted the principal of $17,450 for 500,000 shares of common stock. On June 20, 2018, the note converted principal of $17,080 and $3,914 for 700,000 shares of common stock. On July 9, 2018, the note converted the remainder of the principal of $18,470 and $2,524 for 914,934 shares of common stock.

On June 13, 2018, the Company issued a convertible note to an unrelated party for $55,718 that matures June 13, 2019 in exchange for an existing note for $53,000 issued on January 8, 2018and $2,718 in accrued interest. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion. The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On July 19, 2018, the note converted all the principal of $55,718 for 2,854,420 shares of common stock.

On August 2, 2018, the Company issued a convertible note to an unrelated company for $537,500, which includes proceeds of $500,000 and $37,500 in OID, that matures on August 2, 2019. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest Trading Price for the Common Stock during the thirty Trading Day period ending on the latest complete Trading Day prior to the Conversion Date .The note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. As additional consideration the Company also issued 3,593,750 warrants. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On August 16, 2018, the Company issued a note to an unrelated party for $52,000 as part of an Accounts Receivable Financing Agreement, which included $50,000 in proceeds and an OID of $2,000, that matures on November 16, 2018. The note bears 0% interest per annum.

On February 16, 2018, the Company issued a convertible note to an unrelated party for $75,075 that matures on November 16, 2018. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five consecutive trading days including the immediately preceding the conversion date. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On August 16, 2018, the Lender assigned principal of $39,759 to an unrelated party.

Also, on August 16, 2018, the new note holder converted the entire $39,759 balance for 2,839,920 shares of common stock.

On May 12, 2017, the Company issued a convertible note to an unrelated company for $265,000 that matures on February 17, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at the lesser of $.31 and 60% of the lowest closing bids 25 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On February 22, 2018, the note converted interest of $9,200 and $250 in conversion fees for 450,000 shares of common stock. On March 6, 2018, the note converted principal of $11,138, $13,812 in interest, and $250 in conversion fees for 1,200,000 shares of common stock. On April 16, 2018, the note converted $27,237, $8,513 in interest, and $250 in conversion fees for 1,500,000 shares of common stock. On June 29, 2018, the note converted principal of $26,213, $9,537 in interest, and $250 in conversion fees for 1,500,000 shares of common stock. On August 24, 2018, the note converted principal of $30,620, $7,380 in interest, and $250 in conversion fees for 2,500,000 shares of common stock.

On November 21, 2017, the Company issued a convertible note to an unrelated party for $100,000 that matures on November 21, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 20 days prior to the conversion per share. Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that the note is to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. On August 24, 2018, the note converted the full balance of the principal of $100,000 for 5,217,098 shares of common stock.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, that this percentage discount (variable) exercise price indicates is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by issuing 60,000 warrants valued at $7,813 on September 8, 2017 to November 2, 2017.  The Company extended the possibility to convert date by paying $10,000 of principal and $1,400 of accrued interest on October 23, 2017 to November 24, 2017 and extend the maturity date to February 21, 2018. The Company extended the possibility to convert date by paying $10,000 of principal and $4,000 of accrued interest on November 29, 2017 to December 22, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On May 1, 2018, the note converted the principal of $39,660 and $4,740 in accrued interest into for 2,220,000 shares of common stock. On September 10, 2018, the note converted the principal of $15,578 and $4,222 in accrued interest into for 1,200,000 shares of common stock.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matures on November 23, 2017. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date. Additionally, the note contains a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. The Company determined under ASC 815, the Company has determined that this percentage discount (variable) exercise price indicates an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value. The Company extended the possibility to convert date by issuing 90,000 warrants valued at $11,720 on September 8, 2017 to November 2, 2017. The Company extended the possibility to convert date by paying $10,000 of principal and $2,100 of accrued interest on October 23, 2017 to November 24, 2017 and extend the maturity date to February 21, 2018. The Company extended the possibility to convert date by paying $20,000 of principal and $6,000 of accrued interest on November 29, 2017 to December 22, 2017. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On March 12, 2018, the note converted the principal of $7,337 and $4,278 in accrued interest into for 575,000 shares of common stock. On April 2, 2018, the note converted the principal of $19,037 and $963 in accrued interest into for 1,000,000 shares of common stock. On April 24, 2018, the note converted the principal of $49,118 and $1,482 in accrued interest into for 2,530,000 shares of common stock. On September 10, 2018, the note converted the principal of $23,966 and $5,966 in accrued interest into for 1,800,000 shares of common stock.

On August 8, 2016, the Company issued a convertible note to a related individual for $30,000 that matures on October 8, 2016. The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued options to purchase 21,000 shares of 144 restricted common stock at an exercise price $0.50 for a two-year period. The note was amended on November 15, 2016 to extend the maturity date to January 31, 2017 and again on May 10, 2017 to extend the maturity date to October 1, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt and not modification of the debt resulting in a gain on extinguishment of debt of $3,818. The note was amended again on August 28, 2018 to extend the maturity date to June 30, 2019. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On September 27, 2017, the Company issued a convertible note to an unrelated party for $5,000 that matures on March 31, 2018. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.  The Company valued a BCF related to the note valued at $2,995. The note was amended on August 28, 2018 to extend the maturity date to June 30, 2019. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On September 28, 2017, the Company issued a note to a related party for $18,000 that matures on November 28, 2017. The note bears 0% interest per annum. The note was amended on August 28, 2018 to extend the maturity date to June 30, 2019. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On December 30, 2017, the Company issued a note to a related party for $25,000 that matures on December 30, 2018. The note bears 0% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share.  The Company valued a BCF related to the note valued at $3,750. The note was amended on August 28, 2018 to extend the maturity date to June 30, 2019. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On July 14, 2014, the Company issued a convertible note to an unrelated individual for $7,000 that matures on October 14, 2014. The note bears interest rate of 6% per annum and is convertible into shares of the Company’s Common stock at $0.10 per share. The note was amended on September 8, 2018 to extend the maturity date to February 15, 2019. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 15, 2016, the Company issued a convertible note to an unrelated individual for $25,000 that matures on February 15, 2017. The note was amended subsequently in September 28, 2017 to extend the maturity date to October 15, 2017. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The note was amended again on September 12, 2018 to extend the maturity date to February 15, 2019. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On July 26, 2016, the Company issued a convertible note to an unrelated individual for $50,000 that matures on September 26, 2016.  The note bears interest rate of 0% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share, as part of the note the company issued warrants to purchase 35,000 shares of 144 restricted common stock at an exercise price $0.30 for a two-year period. The note was amended on September 28, 2017 to extend the maturity date to January 15, 2018, as additional consideration the Company issued 15,000 shares of common stock valued at $2,399. The note was amended on September 20, 2018 to extend the maturity date to October 15, 2018, The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On March 7, 2016, the Company issued a convertible note to an unrelated individual for $100,000 that matures on March 7, 2017. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s Common stock at $0.40 per share. The Company valued a BCF related to the note valued at $24,269 and debt discount related to the 10,000 shares of common stock issued with the note at a relative fair value of $4,569. The note was amended again on September 28, 2017 to extend the maturity date to January 15, 2018, as additional consideration the Company issued 25,000 shares of common stock valued at $3,998. The note was amended again on September 20, 2018 to extend the maturity date to October 15, 2018. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.