Form 10-Q/A
period 2017-09-30
AFTERMASTER, INC.
filed 2018-10-18
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

On October 12, 2018, the Board of Directors of AfterMaster, Inc. (the “Company”) determined that the Company’s financial statements in each of the Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 2017 (such Quarterly Report collectively the “Quarterly Report”), should not be relied upon because of the following issues discovered in the course of the Company’s preparation and audit of its financial statements for the year ended June 30, 2018.

During the September 30, 2017 quarter, the Company sold $400,000 of its product to its manufacturer for $400,000 and recorded it as gross revenue. The transaction eliminated $400,000 in short term debt. During the course of the audit it was determined that the transaction should have been classified as net sales. Accordingly, the Company should not have (i) recognized gross revenue of $400,000 for the sale related to 4,000 units to the Company’s manufacturer, (ii) recognized the cost of sales related to 4,000 units of Company products sold to that manufacturer in the amount of $400,000.

The Company also determined that it erroneously overstated the derivative liability as of September 30, 2017 and it should be reduced by $485,031. The change in derivative calculation also affected total debt discount, amortization of the debt discount, change in fair value of derivatives, and derivative expense.

The Company financial statements have been restated to conform to the current period presentation. These reclassifications had an effect on reported losses.

No other changes have been made to the Quarterly Report except as noted above. This Amendment to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that changes have been made to the cover page, NOTE 2 – Going Concern NOTE 9 – Financial Instruments, NOTE 10 – Fair Value Measurments, and NOTE 5 – Notes Payable. In addition, in connection with the restatement, this Amendment reflects the revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I. Otherwise, the Originally Filed Form 10-Q is restated herein in its entirety and no other information in the Originally Form Filed 10-Q and 10-Q/A is amended hereby. Disclosures and forward-looking information in this Amendment continue to speak as of the date of the Originally Filed Form 10-Q, and do not reflect events occurring after the filing of the Originally Filed Form 10-Q. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC after the filing of the Originally Filed Form 10-Q, including any amendments to those filings.

A description of the restatement is presented in Note 14, under the caption Restatement of Prior Period Financial Statements.

AFTERMASTER, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2017	2017
	(Restated and unaudited)
ASSETS

Current Assets
Cash	$86,634	$250,728
Accounts receivable	152,877	97,103
Inventory, net	206,548	104,891
Available for sale securities	47,940	123,600
Prepaid expenses	462,720	507,254

Total Current Assets	956,719	1,083,576

Property and equipment, net	235,252	266,040

Intangible assets, net	97,758	102,243

Deposits	33,363	33,363
Accumulated	-	9,104

Total Assets	$1,323,092	$1,494,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$393,642	$459,975
Accrued interest	351,336	185,509
Deferred revenue	266,692	270,623
Accrued consulting services - related party	33,449	22,064
Lease payable	-	1,937
Derivative Liability	2,447,585	2,145,065
Notes payable - related party	618,000	610,000
Notes payable, net of discount of $29,744 and $0, respectively	195,744	40,488
Convertible notes payable - related party, net of discount of $2,847 and $3,818, respectively	3,952,153	3,951,182
Convertible notes payable, net of discount of $612,548 and $549,737, respectively	2,480,202	2,267,845

Total Current Liabilities	10,738,803	9,954,688

Total Liabilities	10,738,803	9,954,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001, 122,674,082 and 118,486,728 shares issued
and outstanding, respectively	122,681	118,493
Additional paid In capital	64,305,892	63,627,987
Accumulated other comprehensive income	17,940	93,600
Accumulated Deficit	(73,865,333)	(72,303,551)

Total Stockholders' Deficit	(9,415,711)	(8,460,362)

Total Liabilities and Stockholders' Deficit	$1,323,092	$1,494,326

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended
	September 30,
	2017	2016
	(Restated and unaudited)	(Unaudited)
REVENUES
AfterMaster Revenues	$120,715	$54,486
Product Revenues	94,681	-
Total Revenues	215,396	54,486

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	156,328	162,095
Depreciation and Amortization Expense	38,969	40,539
Research and Development	2,194	66,995
Advertising and Promotion Expense	2,016	15,079
Legal and Professional Expense	14,190	24,266
Non-Cash Consulting Expense	76,438	871,971
General and Administrative Expenses	786,990	712,836

Total Costs and Expenses	1,077,125	1,893,781

Loss from Operations	(861,729)	(1,839,295)

Other Expense
Interest Expense	(855,451)	(369,073)
Derivative Expense	(137,466)	-
Change in Fair Value of Derivative	202,820	(111)
Gain on Extinguishment of Debt	90,042	-

Total Other Expense	(700,055)	(369,184)

Loss Before Income Taxes	(1,561,784)	(2,208,479)
Income Tax Expense	-	-
NET LOSS	$(1,561,784)	$(2,208,479)

Preferred Stock Accretion and Dividends	(56,367)	(42,238)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,618,151)	$(2,250,717)

Basic and diluted Loss Per Share of Common Stock	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding	119,459,942	102,516,086

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,618,151)	(2,250,717)
Unrealized gain on AFS Securities	(75,660)	23,400
COMPREHENSIVE LOSS	$(1,693,811)	$(2,227,317)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2017	2016
	(Restated and unaudited)	(Unaudited)

Net Loss	$(1,561,784)	$(2,208,479)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	38,969	40,539
Share-based compensation - Common Stock	100,589	106,014
Common stock issued for services and rent	-	3,838
Common stock issued to extend the maturity dates on debt	16,897	60,000
Amortization of debt discount and issuance costs	401,895	92,241
Gain on extinguishment of debt	90,042	-
Derivative expense	137,466	-
Gain remeasurement of derivative	202,820	111
Changes in Operating Assets and Liabilities:
Accounts receivables	(55,774)	(4,606)
Inventory	(101,657)	(41,333)
Other assets	76,438	745,431
Accounts payable and accrued expenses	60,453	124,414
Accrued interest	443,455	216,880
Deferred revenue	(3,931)	14,371
Accrued consulting services - related party	11,385	(697)

Net Cash Used in Operating Activities	(728,461)	(851,276)

Purchase of property and equipment	(546)	(53,353)
Purchase of intangible assets	(3,150)	(23,000)

Net Cash Used in Investing Activities	(3,696)	(76,353)

Common Stock issued for cash	168,500	-
A-1 Preferred Stock issued for cash	-	346,000
Proceeds from notes payable	175,000	-
Proceeds from notes payable - related party	18,000	-
Repayments of notes payable - related party	(10,000)	-
Proceeds from convertible notes payable	438,500	1,160,000
Repayments of convertible notes payable	(220,000)	-
Lease Payable	(1,937)	(984)
Net Cash Provided by Financing Activities	568,063	1,505,016

	(164,094)	577,387
	250,728	394,325

	$86,634	$971,712

Interest	$-	$-
Taxes	$-	$-

Beneficial conversion feature	$30,000	$30,519
Conversion of notes and Interest into common stock	$34,000	$334,804
Conversion of preferred stock for common stock	$-	$200
Conversion of Derivative Liability	$-	$56,791
MTM on AFS securities	$75,660	$23,400
Common stock issued with convertible debt	$15,963	$33,349
Common stock issued for prepaid expenses	$22,800	$118,250
Derivative liability	$326,898	$56,680
Original Issue Discount	$111,735	$-
Conversion of accrued interest into common stock	$217,628	$-

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $73,865,333, negative working capital of $9,782,084 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of September 30, 2017 and June 30, 2017, respectively:

Convertible Notes Payable – Related Parties
	September 30,	June 30,
	2017	2017

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of September 30, 2017 and June 30, 2017.	$3,925,000	$3,925,000
$30,000 face value, issued in August 2016, interest rate of 0%, matures January 2017, a gain on extinguishment of debt was recorded totaling $3,818 net unamortized discount of $2,847 and $0 as of September 30, 2017 and June 30, 2017, respectively.	27,153	26,182
Total convertible notes payable – related parties	3,952,153	3,951,182
Less current portion	3,952,153	3,951,182
Convertible notes payable – related parties, long-term	$-	$-

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of September 30, 2017 and June 30, 2017, respectively:

Convertible Notes Payable - Non-Related Parties
	September 30,	June 30,
	2017	2017
$7,000 face value, issued in July 2014, interest rate of 6%, matures October 2017, net unamortized discount of $0 as of September 30, 2017 and June 30, 2017, respectively.	$7,000	$7,000
$600,000 face value, issued in November 2015, interest rate of 0%, an OID of $190,000, matures November 2017, net unamortized discount of $0 of J September 30, 2017 and June 30, 2017, respectively, of which $260,000 has been paid.	430,000	430,000

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

$100,000 face value, issued in February 2016, interest rate of 10%, matures March 2018, net unamortized discount of $0 as of September 30, 2017 and June 30, 2017, respectively.	100,000	100,000
$25,000 face value, issued in February 2016, interest rate of 10%, matures February 2017, net unamortized discount of $0 as of September 30, 2017 and June 30, 2017, respectively.	25,000	25,000
$100,000 face value, issued in March 2016, interest rate of 10%, matures June2017, net unamortized discount of $0 as of September 30, 2017 and June 30, 2017, respectively.	100,000	100,000
$10,000 face value, issued in March 2016, interest rate of 10%, matures March 2018, net unamortized discount $0 of September 30, 2017 and June 30, 2017, respectively.	10,000	10,000
$50,000 face value, issued in July 2016, interest rate of 0%, matures October 2017, net unamortized discount of $0 of September 30, 2017 and June 30, 2017, respectively.	50,000	50,000
$50,000 face value, issued in August 2016, interest rate of 0%, matures September which was amended to January 2018, net unamortized discount of $44,308 and $5,418 of September 30, 2017 and June 30, 2017, respectively.	5,692	44,582
$1,000,000 face value, issued in September 2016, interest rate of 10%, matures June 2017, net unamortized discount of $0 as of September 30, 2017 and June 30, 2017, respectively.	1,000,000	1,000,000
$149,000 face value, issued in February 2017, interest rate of 10%, matures November 2017, net amortized discount of $0 and $59,740 as of September 30, 2017 and June 30, 2017, respectively, of which $20,000 has been paid.	129,000	89,260
$224,000 face value, issued in February 2017, interest rate of 10%, matures November 2017, net amortized discount of $32,452 and $119,795 as of September 30, 2017 and June 30, 2017, respectively, of which $15,000 has been paid.	176,548	104,205
$258,000 face value, issued in February 2017, interest rate of 12%, matures August 2017, net amortized discount of $0 and $48,464 as of September 30, 2017 and June 30, 2017, respectively, of which $185,000 has been paid.	133,000	209,536
$55,000 face value, issued in June 2017, interest rate of 10%, matures January 2018, net amortized discount of $26,986 and $50,631 as of September 30, 2017 and June 30, 2017, respectively.	28,014	4,369
$100,000 face value, issued in June 2017, interest rate of 7%, matures June 2018, net amortized discount of $39,130 and $52,317 as of September 30, 2017 and June 30, 2017, respectively.	60,870	47,683
$265,000 face value, issued in May 2017, interest rate of 10%, matures February 2018, net amortized discount of $132,028 and $218,790 as of September 30, 2017 and June 30, 2017, respectively.	132,972	46,210
$78,000 face value, issued in July 2017, interest rate of 12%, matures May 2018, net amortized discount of $61,187 as of September 30, 2017.	16,813	-
$50,000 face value, issued in August 2017, interest rate of 0%, matures October 2017, net amortized discount of $0 as of September 30, 2017, of which $34,000 has been converted.	16,000	-
$60,500 face value, issued in August 2017, interest rate of 12%, matures August 2018, net amortized discount of $50,721 as of September 30, 2017.	9,779	-
$10,000 face value, issued in August 2017, interest rate of 0%, matures August 2018, net amortized discount of $6,415 as of September 30, 2017.	3,585	-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

$82,250 face value, issued in August 2017, interest rate of 12%, matures May 2018, net amortized discount of $68,542 as of September 30, 2017.	13,708	-
$53,000 face value, issued in August 2017, interest rate of 12%, matures June 2018, net amortized discount of $44,690 as of September 30, 2017.	8,310	-
$65,000 face value, issued in September 2017, interest rate of 12%, matures March 2018, net amortized discount of $61,082 as of September 30, 2017.	3,918	-
$10,000 face value, issued in September 2017, interest rate of 10%, matures September 2018, net amortized discount of $9,636 as of September 30, 2017.	364	-
$5,000 face value, issued in September 2017, interest rate of 0%, matures March 2018, net amortized discount of $0 as of September 30, 2017.	5,000	-
$50,000 face value, issued in September 2017, interest rate of 0%, matures November 2017, net amortized discount of $35,371 as of September 30, 2017.	14,629	-
Total convertible notes payable – non-related parties	2,480,202	2,267,845
Less current portion	2,480,202	2,267,845
Convertible notes payable – non-related parties, long-term	$-	$-

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2017 and June 30, 2017

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2017 and June 30, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a (gain)/loss of $202,820 and $111, and derivative expense of $137,466 and $0 during the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, and June 30, 2017, the fair market value of the derivatives aggregated $2,447,585 and $2,145,065, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 174.38 -104.82%, and a discount rate of 1.77-0.96%.

NOTE 10 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,447,585	$2,447,585
Securities available-for-sale	$47,940	$-	$-	$47,940

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

NOTE 14 –RESTATEMENT OF INTERIM CONDENSED FINANCIAL STATEMENTS

During the September 30, 2017 quarter, the Company sold $400,000 of its product to its manufacturer for $400,000 and recorded it as gross revenue. The transaction eliminated $400,000 in short term debt. During the course of the audit it was determined that the transaction should have been classified as net sales. Accordingly, the Company should not have (i) recognized gross revenue of $400,000 for the sale related to 4,000 units to the Company’s manufacturer, (ii) recognized the cost of sales related to 4,000 units of Company products sold to that manufacturer in the amount of $400,000.

The Company also determined that it erroneously overstated the derivative liability as of September 30, 2017 and it should be reduced by $485,031. The change in derivative calculation also affected total debt discount, amortization of the debt discount, change in fair value of derivatives, and derivative expense.

The effects of these corrections on the interim consolidated financial statements were:

AFTERMASTER, INC.
Consolidated Balance Sheets

	September 30,		September 30,
	2017		2017
	As Reported	Correction	As Restated
Derivative Liability	2,932,616	(485,031)	2,447,585
Convertible notes payable - related party, net of discount of $2,847 and $3,818, respectively	3,955,000	(2,847)	3,952,153
Convertible notes payable, net of discount of $612,548 and $549,737, respectively	2,470,073	10,129	2,480,202
		-
Total Current Liabilities	11,216,552	(477,749)	10,738,803
Total Liabilities	11,216,552	(477,749)	10,738,803
Additional paid In capital	64,256,052	49,840	64,305,892
Accumulated Deficit	(74,293,242)	427,909	(73,865,333)
Total Stockholders' Deficit	(9,893,460)	477,749	(9,415,711)

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended
	September 30,
	2017		2017
	As Reported	Correction	As Restated
REVENUES
Product Revenues	494,681	(400,000)	94,681
Total Revenues	615,396	(400,000)	215,396
COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	556,328	(400,000)	156,328
Total Costs and Expenses	1,477,125	(400,000)	1,077,125
Interest Expense	(875,313)	19,862	(855,451)
Derivative Expense	(133,652)	(3,814)	(137,466)
Change in Fair Value of Derivative	209,039	(6,219)	202,820
Total Other Expense	(1,127,962)	427,907	(700,055)
Loss Before Income Taxes	(1,989,691)	427,907	(1,561,784)
NET LOSS	$ (1,989,691)	427,907	$ (1,561,784)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (2,046,058)	427,907	$ (1,618,151)
Basic and diluted Loss Per Share of Common Stock	$ (0.02)	$ (0.01)	$ (0.01)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(2,046,058)	427,907	(1,618,151)
COMPREHENSIVE LOSS	$ (2,121,718)	427,907	$ (1,693,811)

AFTERMASTER, INC.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2017		2017
	As Reported	Correction	As Restated
Net Loss	$ (1,989,691)	427,907	$ (1,561,784)
Amortization of debt discount and issuance costs	418,126	(16,231)	401,895
Derivative expense	133,652	3,814	137,466
Remeasurement of derivative	209,039	(6,219)	202,820
Accounts payable and accrued expenses	64,084	(3,631)	60,453
Derivative liability	$ 435,778	(108,880)	$ 326,898
Original Issue Discount	$ 35,250	76,485	$ 111,735

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

Year End Summary

Based on current and forecasted sales, the Company believes that it will continue to see increased growth from the sale of the Aftermaster Pro, licensing, studio revenues and its partnership with Tunecore. Increases from the sale of the Aftermaster Pro are subject to having adequate inventory levels available to meet demand.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the past year, the Company also designed and developed its first professional hardware product dubbed the “Aftermaster Studio Pro” which is the Company’s first product designed for use in commercial audio applications. Due to the anticipated strong demand from potential customers, the Company’s new product is a “1 U, 19” rack-mount Aftermaster audio processor that allows a user to enhance any audio playback with Aftermaster to make their sound fuller, clearer, louder and deeper. It will retail for $3,995 and can be seen at www.aftermastermaster.com/products. The Company believes that the worldwide market for its new product is significant, as it can be used in potentially hundreds of thousands of applications worldwide: radio stations, private and public recording studios, churches, restaurants and bars, sports facilities, high-end residential, live concerts and concert facilities, hospitals – virtually any place where a business wants the audio to sound significantly better than anything they can do in house. The product is expected to be available for pre-sale in the fourth quarter of 2017.

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

Aftermaster audio is also the only commercial audio enhancement technology available that is used for professional music mastering because it enhances the entire frequency range without distortion or changing the underlying intent of the music. The technology has been used to master music created by some of the worlds most popular artists. Further information on Aftermaster and Aftermaster products can be found at www.Aftermaster.com.

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

RESULTS OF OPERATIONS

Revenues
	For the Three Months Ended
	September 30,
	2017	2016
AfterMaster Revenues	$120,715	$54,486
AfterMaster Product Revenues	94,681	-
Total Revenues	$215,396	$54,486

We currently generate revenue from our operations through two activities: AfterMaster revenues and AfterMaster product revenues.

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

Product revenues are generated through the sale of the AfterMaster TV Pro.  Our product revenues were $94,681 and $0 during the three months ended September 30, 2017 and 2016. The increase was due to the company introducing the produce for sale in the fourth quarter of the prior fiscal year.

During the quarter, the Company also sold $400,000 of its Aftermaster Pro units to its product manufacturer which reduced its current debt by $400,000. The Company determined under US GAAP the sales should be recorded as net sales of zero.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In the aggregate, total Company revenues increased to $215,396 for the three months ended September 30, 2017, as compared to total revenues of $54,486 for the three months ended September 30, 2016, due to the company launching the AfterMaster TV Pro after the prior quarter.

	For the Three Months Ended
	September 30,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$156,328	$162,095

Cost of sales consists primarily of manufacturing cost of the AfterMaster Pro TV consumer electronic product, AfterMaster Studio Rent, Consultants, senior engineers, and Internet connectivity and excludes depreciation and amortization on the studios. The company had manufacturing cost in the amount of $156,328 for the AfterMaster Pro TV for the three months ending September 30, 2017.

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

Other Expense
	For the Three Months Ended
	September 30,
	2017	2016
Interest Expense	$ (855,451)	(369,073)
Derivative Expense	(137,466)	-
Change in Fair Value of Derivative	202,820	(111)
Gain on Extinguishment of Debt	90,042	-
Total	$ (700,055)	$(369,184)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The other expenses during the quarter ended September 30, 2017, totaling $700,055 of expenses, which consists of interest expense, derivative expense, change in fair value of derivative, and gain on extinguishment of debt. During the comparable period in 2016, other expenses totaled $369,184. Interest expense has increased primarily due to an increase in non-cash interest expense relating to warrants attached to recent debt discount.  These additional borrowings have been used in the development of the AfterMaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Loss on extinguishment of debt increased in the current period due to notes extinguished in the current period.

Net Loss
	For the Three Months Ended
	September 30,
	2017	2016
Net Loss	$ (1,561,784)	$(2,208,479)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505, Equity Based Payments to Non-Employees”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large stock-based compensations of $76,438 and $871,971, derivative expense of $137,466 and $0, loss on the change in the derivative liability of $202,820 and $111 for the three months ended September 30, 2017 and 2016, our net loss would have been $1,556,919 and $1,336,397 for three months ended September 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $215,396 during the three months ended September 30, 2017 as compared to $54,486 in the comparable quarter of 2016. The Company has incurred losses since inception of $74,293,242. At September 30, 2017, the Company has negative working capital of $9,782,084, which was a decrease in working capital of $910,972 from June 30, 2017.

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

AFTERMASTER, INC.

Date: October 18, 2018	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: October 18, 2018	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: October 18, 2018	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary