Form 10-Q/A
period 2017-12-31
AFTERMASTER, INC.
filed 2018-10-18
CIK 836809

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

EXPLANATORY NOTE

On October 12, 2018, the Board of Directors (the “Board”) of Aftermaster, Inc. (the “Company”), upon the recommendation of management, determined that the consolidated financial statements (the "Previously Issued Financial Statements") presented in the Company's transitional report for the quarterly period ended December 31, 2017, as set forth in the Company's previously filed quarterly report on Form 10-Q and 10-QA, filed with the Securities and Exchange Commission (the “SEC”) on February 14,2018 and May 17, 2018 (the “Revised Period”), should no longer be relied upon.

Specifically, the Company is filing this amendment on Form 10-Q/A to reflect the following changes:

During the December 31, 2017 quarter, the Company sold $90,000 of its product to its manufacturer for $120,000 and recorded it as gross revenue. The transaction eliminated $90,000 in short term debt. During the audit it was determined that the transaction should have been classified as net sales. Accordingly, the Company should not have (i) recognized gross revenue of $120,000 for the sale related to the 1,000 units to the Company’s manufacturer and should have only recognized $30,000 in net revenue, (ii) recognized the cost of sales of $90,000 related to 1,000 units of Company product sold to that manufacturer, or (iii) decreased derivative liabilities by $356,396 by including in the derivative liability calculation convertible debt that did not include elements that would trigger derivative treatment.

As mentioned above, the Company determined that it erroneously overstated the derivative liability as of December 31, 2017 and it should be reduced by $356,396. The change in derivative calculation also affected total debt discount, amortization of the debt discount, change in fair value of derivatives, and derivative expense.

The Company financial statements have been restated conform to the current period presentation. These reclassifications had an effect on reported losses.

No other changes have been made to the Quarterly Report except as noted above. This Amendment to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that changes have been made to the cover page, NOTE 2 – Going Concern, NOTE 9 – Financial Instruments, NOTE 10 – Fair Value Measurements, and NOTE 5 – Notes Payable. In addition, in connection with the restatement, this Amendment reflects the revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I. Otherwise, the Originally Filed Form 10-Q is restated herein in its entirety and no other information in the Originally Form Filed 10-Q is amended hereby. Disclosures and forward-looking information in this Amendment continue to speak as of the date of the Originally Filed Form 10-Q, and do not reflect events occurring after the filing of the Originally Filed Form 10-Q. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC after the filing of the Originally Filed Form 10-Q, including any amendments to those filings.

A description of the restatement is presented in Note 14, under the caption Restatement of Prior Period Financial Statements.

AFTERMASTER, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2017	2017
	(Restated and unaudited)
ASSETS

Current Assets
Cash	$161,699	$250,728
Accounts receivable	69,714	97,103
Inventory, net	340,389	104,891
Available for sale securities	58,800	123,600
Prepaid expenses	447,123	507,254

Total Current Assets	1,077,725	1,083,576

Property and equipment, net	203,264	266,040

Intangible assets, net	90,085	102,243

Deposits	29,263	33,363
Prepaid expenses, net of current	-	9,104

Total Assets	$1,400,337	$1,494,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$602,799	$459,975
Accrued interest	490,657	185,509
Deferred revenue	186,752	270,623
Accrued consulting services - related party	32,419	22,064
Lease payable	-	1,937
Derivative Liability	2,104,638	2,145,065
Notes payable - related party	633,000	610,000
Notes payable, net of discount of $21,169 and $0, respectively	443,319	40,488
Convertible notes payable - related party, net of discount of $3,750 and $0, respectively	3,986,250	3,951,182
Convertible notes payable, net of discount of $789,106 and $549,737, respectively	2,878,644	2,267,845

Total Current Liabilities	11,358,478	9,954,688

Total Liabilities	11,358,478	9,954,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001, 126,900,921 and 118,486,728 shares issued
and outstanding, respectively	126,909	118,493
Additional paid In capital	64,682,454	63,627,987
Accumulated other comprehensive income	28,800	93,600
Accumulated Deficit	(74,799,413)	(72,303,551)

Total Stockholders' Deficit	(9,958,141)	(8,460,362)

Total Liabilities and Stockholders' Deficit	$1,400,337	$1,494,326
 The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Restated and unaudited)	(Unaudited)	(Restated and unaudited)	(Unaudited)
REVENUES
AfterMaster Revenues	$118,904	$48,739	$239,619	$103,225
Product Revenues	126,162	-	220,843	-
Total Revenues	245,066	48,739	460,462	103,225

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	355,012	157,680	511,340	319,775
Depreciation and Amortization Expense	44,538	45,015	83,507	85,554
Research and Development	-	26,020	2,194	93,015
Advertising and Promotion Expense	16,649	2,565	18,665	17,644
Legal and Professional Expense	23,000	30,804	37,190	55,070
Non-Cash Consulting Expense	15,597	659,938	92,035	1,531,909
General and Administrative Expenses	818,042	915,206	1,605,032	1,628,042

Total Costs and Expenses	1,272,838	1,837,228	2,349,963	3,731,009

Loss from Operations	(1,027,772)	(1,788,489)	(1,889,501)	(3,627,784)

Other Expense
Interest Expense	(610,037)	(378,522)	(1,465,488)	(747,595)
Derivative Expense	202,813	-	(340,279)	-
Change in Fair Value of Derivative	906,544	(463)	1,109,364	(574)
Gain on Extinguishment of Debt	-	9,236	90,042	9,236

Total Other Expense	93,694	(369,749)	(606,361)	(738,933)

Loss Before Income Taxes	(934,078)	(2,158,238)	(2,495,862)	(4,366,717)
Income Tax Expense	-	-	-	-
NET LOSS	$(934,078)	$(2,158,238)	$ (2,495,862)	$(4,366,717)

Preferred Stock Accretion and Dividends	(56,367)	(45,620)	(112,734)	(87,858)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (990,445)	$(2,203,858)	$ (2,608,596)	$(4,454,575)

Basic and diluted Loss Per Share of Common Stock	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Basic and Diluted -Weighted Average Number of Shares Outstanding	124,080,046	104,726,332	121,773,934	104,045,562

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(990,445)	(2,203,858)	(2,608,596)	(4,454,575)
Unrealized gain loss on AFS Securities	10,860	(39,000)	(64,800)	(15,600)
COMPREHENSIVE LOSS	$ (979,585)	$(2,242,858)	$ (2,673,396)	$(4,470,175)

AFTERMASTER, INC.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
	2017	2016
	(Restated and unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Loss	$(2,495,862)	$(4,366,717)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	83,508	85,554
Share-based compensation - Common Stock	187,623	218,538
Share-based compensation - warrants and options	-	23,976
Share-based compensation - warrants	-	13,204
Common stock issued for services and rent	-	18,897
Common stock issued as incentive with convertible debt	16,897	-
Common stock issued to extend the maturity dates on debt	-	120,000
Amortization of debt discount and issuance costs	877,382	152,513
(Gain)/Loss on extinguishment of debt	(90,042)	(9,236)
Derivative expense	340,279	-
(Gain)/Loss remeasurement of derivative	(1,109,364)	574
Changes in Operating Assets and Liabilities:
Accounts receivables	27,389	(5,809)
Inventory	(235,498)	(330,077)
Other assets	96,135	1,086,909
Accounts payable and accrued expenses	270,240	19,068
Accrued interest	677,525	437,950
Deferred revenue	(83,871)	22,458
Accrued consulting services - related party	10,355	18,505

Net Cash Used in Operating Activities	(1,427,304)	(2,493,693)

INVESTING ACTIVITIES

Purchase of property and equipment	(5,424)	(96,029)
Purchase of intangible assets	(3,150)	(31,800)

Net Cash Used in Investing Activities	(8,574)	(127,829)

FINANCING ACTIVITIES

Common Stock issued for cash	222,750	906,224
A-1 Preferred Stock issued for cash	-	373,541
Proceeds from notes payable	425,000	-
Repayments of notes payable	(16,000)	-
Proceeds from notes payable - related party	68,000	17,500
Repayments of notes payable - related party	(45,000)	(12,500)
Proceeds from convertible notes payable	1,147,036	1,160,000
Repayments of convertible notes payable	(453,000)	(15,000)
Lease Payable	(1,937)	21,552
Net Cash Provided by Financing Activities	1,346,849	2,451,317

NET CHANGE IN CASH	(89,029)	(170,205)
CASH AT BEGINNING OF PERIOD	250,728	394,325

CASH AT END OF PERIOD	$161,699	$224,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$184,821	$30,519
Conversion of notes and Interest into common stock	$34,000	$580,238
Conversion of Derivative Liability	$-	$73,432
MTM on AFS securities	$64,800	$15,600
Common stock issued with convertible debt	$15,963	$33,349
Common stock issued for prepaid expenses	$22,800	$808,274
Derivative liability	$677,169	$72,858
Original Issue Discount	$79,965	$-
Conversion of accrued interest into common stock	$217,628	$-

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of 74,799,413, negative working capital of $10,280,753, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 5 – NOTES PAYABLE – continued

$82,250 face value, issued in August 2017, interest rate of 12%, matures May 2018, net amortized discount of $41,125 as of December 31, 2017.	41,125	-
$53,000 face value, issued in August 2017, interest rate of 12%, matures June 2018, net amortized discount of 29,115 as of December 31, 2017.	23,885	-
$65,000 face value, issued in September 2017, interest rate of 12%, matures March 2018, net amortized discount of $24,061 as of December 31, 2017.	40,939	-
$10,000 face value, issued in September 2017, interest rate of 10%, matures September 2018, net amortized discount of $7,871 as of December 31, 2017.	2,129	-
$5,000 face value, issued in September 2017, interest rate of 0%, matures March 2018, net amortized discount of $2,092 as of December 31, 2017.	2,908	-
$50,000 face value, issued in September 2017, interest rate of 0%, matures November 2017, net amortized discount of $0 as of December 31, 2017, of which $50,000 was transferred to a new note.	-	-
$110,000 face value, issued in October 2017, interest rate of 10%, matures July 2018, net amortized discount of $79,377 as of December 31, 2017.	30,623	-
$100,000 face value, issued in October 2017, interest rate of 10%, matures October 2018, net amortized discount of $55,740 as of December 31, 2017.	44,260	-
$115,000 face value, issued in November 2017, interest rate of 10%, matures August 2018, net amortized discount of $106,110 as of December 31, 2017.	8,890	-
$50,000 face value, issued in November 2017, interest rate of 10%, matures January 2018, net amortized discount of $3,190 as of December 31, 2017.	46,810	-
$66,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $39,173 as of December 31, 2017.	26,827	-
$100,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $89,041 as of December 31, 2017.	10,959	-
$5,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $4,310 as of December 31, 2017.	690	-
$53,000 face value, issued in November 2017, interest rate of 12%, matures July 2018, net amortized discount of $46,685 as of December 31, 2017.	6,115	-
$100,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $41,451 as of December 31, 2017.	58,549	-
$20,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $9,567 as of December 31, 2017.	10,433	-
$75,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $45,982 as of December 31, 2017.	29,018	-
$20,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $12,262 as of December 31, 2017.	7,738	-
Total convertible notes payable – non-related parties	2,878,644	2,267,845
Less current portion	2,878,644	2,267,845
Convertible notes payable – non-related parties, long-term	$-	$-

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

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of December 31, 2017 and June 30, 2017, respectively:

Notes Payable – Non-Related Parties
	December 31,	June 30,
	2017	2017
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%.	$40,488	$40,488
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $7,227 as of December 31, 2017.	52,000	-
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $11,869 as of December 31, 2017.	40,131	-
$81,000 face value, issued in September 2017, interest rate of 8% per month, matures March 2018 net of unamortized discount of $6,842 as of December 31, 2017, of which $12,000 has been paid.	62,158	-
$255,000 face value, issued in October 2017, interest rate of 2.5% per month, matures February 2018 net of unamortized discount of $2,458 as of December 31, 2017, of which $4,000 has been paid.	248,542	-
Total note payable – non-related parties	443,319	40,488
Less current portion	443,319	40,488
Notes payable – non-related parties, long-term	$-	$-

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2017 and June 30, 2017

NOTE 9 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2017 and June 30, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $1,109,364 and $(574), and derivative expense of $340,279 and $0 during the three and six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, and June 30, 2017, the fair market value of the derivatives aggregated $2,104,638 and $2,145,065, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 189.87 -104.82%, and a discount rate of 2.09-0.96%.

NOTE 10 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at December 31, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,104,638	$2,104,638
Securities available-for-sale	$58,800	$-	$-	$58,800

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,145,065	$2,145,065
Securities available-for-sale	$123,600	$-	$-	$123,600

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

During the December 31, 2017 quarter, the Company sold $90,000 of its product to its manufacturer for $120,000 and recorded it as gross revenue. The transaction eliminated $90,000 in short term debt. During the audit it was determined that the transaction should have been classified as net sales. Accordingly, the Company should not have (i) recognized gross revenue of $120,000 for the sale related to the 1,000 units to the Company’s manufacturer and should have only recognized $30,000 in net revenue, (ii) recognized the cost of sales of $90,000 related to 1,000 units of Company product sold to that manufacturer, or (iii) decreased derivative liabilities by $356,396 by including in the derivative liability calculation convertible debt that did not include elements that would trigger derivative treatment.

As mentioned above, the Company determined that it erroneously overstated the derivative liability as of December 31, 2017 and it should be reduced by $356,396. The change in derivative calculation also affected total debt discount, amortization of the debt discount, change in fair value of derivatives, and derivative expense.

The effects of these corrections on the interim consolidated financial statements were:

AFTERMASTER, INC.
Consolidated Balance Sheets

	December 31,		December 31,
	2017		2017
	As Reported	Correction	As Restated
Derivative Liability	2,461,034	$ (356,396)	2,104,638
Notes payable, net of discount of $15,319 and $0, respectively	449,169	$ (5,850)	443,319
Convertible notes payable - related party, net of discount of $3,750 and $0, respectively	3,990,000	$ (3,750)	3,986,250
Convertible notes payable, net of discount of $790,455 and $549,737, respectively	2,877,295	$ 1,349	2,878,644
Total Current Liabilities	11,723,125	$ (364,647)	11,358,478
Total Liabilities	11,723,125	$ (364,647)	11,358,478
Additional Paid in Capital	64,675,454	$ 7,000	64,682,454
Accumulated Deficit	(75,157,060)	$ 375,647	(74,799,413)
Total Stockholders' Deficit	(10,322,788)	$ 364,647	(9,958,141)

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the six		For the six
	Months Ended		Months Ended
	December 31,		December 31,
	2017		2017
	As Reported	Correction	As Restated
Product Revenues	710,843	$ (490,000)	220,843
Total Revenues	950,462	$ (490,000)	460,462
Cost of Revenues (Exclusive of Depreciation and Amortization)	1,001,340	$ (490,000)	511,340
Total Costs and Expenses	2,839,963	$ (490,000)	2,349,963
Interest Expense	(1,476,739)	$ 11,251	(1,465,488)
Derivative Expense	(345,133)	$ 4,854	(340,279)
Change in Fair Value of Derivative	767,822	$ 341,542	1,109,364
Total Other Expense	(964,008)	$ 357,647	(606,361)
Loss Before Income Taxes	(2,853,509)	$ 357,647	(2,495,862)
NET LOSS	(2,853,509)	$ 357,647	(2,495,862)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(2,966,243)	$ 357,647	(2,608,596)
COMPREHENSIVE LOSS	(3,031,043)	$ 357,647	(2,673,396)

AFTERMASTER, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the six		For the six
	Months Ended		Months Ended
	December 31,		December 31,
	2017		2017
	As Reported	Correction	As Restated
Net Loss	(2,853,509)	$ 357,647	(2,495,862)
Amortization of debt discount and issuance costs	885,633	$ (1,763,015)	(877,382)
Derivative expense	345,133	$ (4,854)	340,279
(Gain)/Loss remeasurement of derivative	(767,823)	$ (341,541)	(1,109,364)
Accounts payable and accrued expenses	273,241	$ (3,001)	270,240

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

Quarterly Summary

Financial

For the quarter ending December 31, 2017, revenues rose to $245,066 over revenues of $48,739 during the same period in 2016. For the six months ending December 31, 2017, revenues increased to $460,462 over revenues of $103,225 during the same period in 2016. Net losses also declined to $934,078 from $2,158,238 during the six months ending December 31, 2017 and December 31, 2016 respectively. Despite an increase in revenues over the comparable quarter in 2016, revenues were lower than anticipated due to a delay in the commencement of an on-line sales program aimed at its Aftermaster Pro television audio system. The on-line marketing program commenced on February 1, 2018 and is showing strong growth. Based on current and forecasted sales, the Company believes that it will continue to see increased growth from the sale of the Aftermaster Pro, licensing, studio revenues and its partnerships with Tunecore and others.

Revenues were generated through the sale of the Company’s Aftermaster Pro TV audio remastering units, rentals of its Hollywood recording studio facilities, music production, mixing and mastering services and its Promaster division. During the quarter, the Company also sold $120,000 of its Aftermaster Pro units to its product manufacturer which reduced its current debt by $90,000. The Company determined under US GAAP the sales should be recorded as net sales of $30,000 resulting in total sales of $245,066 for the quarter ended December 31, 2017.

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

Revenues
	For the Six Months Ended
	December 31,
	2017	2016
AfterMaster Revenues	$239,619	$103,225
Product Revenues	220,843	-
Total Revenues	$ 460,462	$103,225

RESULTS OF OPERATIONS

Revenues
	For the Three Months Ended
	December 31,
	2017	2016
AfterMaster Revenues	$118,904	$48,739
Product Revenues	126,162	-
Total Revenues	$ 245,066	$48,739

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

AfterMaster Product revenues are generated through the sale of the AfterMaster TV Pro. Our product revenues were $126,162 and $220,843 and $0 and $0 during the three and six months ended December 31, 2017 and 2016. The AfterMaster TV Pro began selling online in January 2017.

In the aggregate, total Company revenues increased to $245,066 and $460,462 for the three and six months ended December 31, 2017, as compared to total revenues of $48,739 and $103,225 for the three and six months ended December 31, 2016, due to the company launching the AfterMaster TV Pro in 2017 and recognition of deferred revenues from presales.

Cost of Revenues
	For the Three Months Ended
	December 31,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$355,012	$157,680

Cost of Revenues
	For the Six Months Ended
	December 31,
	2017	2016
Cost of Revenues (excluding depreciation and amortization)	$511,340	$319,775

Cost of sales consists primarily of manufacturing cost of the AfterMaster Pro TV consumer electronic product, AfterMaster Studio Rent, Consultants, senior engineers, and Internet connectivity and excludes depreciation and amortization on the studios. The increase in cost of sales for the three and six months ended December 31, 2017, over the comparable periods, is attributable, primarily to an increase in manufacturing cost for the AfterMaster Pro TV. The company had manufacturing cost in the amount of $511,340 for the AfterMaster Pro TV for the six months ending December 31, 2017.

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

Other Income (Expense)
	For the Three Months Ended
	December 31,
	2017	2016
Interest Expense	$ (610,037)	$(378,522)
Derivative Expense	(202,813)	-
Change in Fair Value of Derivative	906,544	(463)
Loss on Extinguishment of Debt	-	9,236
Total	$93,694	$(369,749)

Other Expense
	For the Six Months Ended
	December 31,
	2017	2016
Interest Expense	$ (1,465,488)	$(747,595)
Derivative Expense	(340,279)	-
Change in Fair Value of Derivative	1,109,364	(574)
Loss on Extinguishment of Debt	90,042	9,236
Total	$ (606,361)	$(738,933)

The other income/(expense) during the three and six ended December 31, 2017, totaling $93,694 and ($606,361) of income/(expense), which consists of interest expense, derivative expense, change in fair value of derivative, and loss on extinguishment of debt. During the comparable period in 2016, other expenses totaled $369,749 and $738,933. Interest expense has increased primarily due to an increase in non-cash interest expense relating to warrants attached to recent debt discount. These additional borrowings have been used in the development of the AfterMaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Loss on extinguishment of debt increased in the current period due to notes extinguished in the current period.

Net Income (Loss)
	For the Three Months Ended
	December 31,
	2017	2016
Net Income (Loss)	$ (934,078)	$(2,158,238)

Net Loss
	For the Six Months Ended
	December 31,
	2017	2016
Net Loss	$ (2,495,862)	$(4,366,717)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants. Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value. Absent these large stock-based compensations of $15,597 and $92,035 and $659,938 and $1,531,909, derivative expense of $(202,813) and $340,279 and $0 and $0, gain on the change in the derivative liability of $906,544 and $1,109,364 and ($463) and ($574) for the three and six months ended December 31, 2017 and 2016, our net loss would have been $826,199 and $2,158,238 and $2,469,842 and $4,366,717 for three and six months ended December 31, 2017 and 2016, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $245,066 and $460,462 during the three and six months ended December 31, 2017 as compared to $48,739 and $103,225 in the comparable periods of 2016. The Company has incurred losses since inception of $74,799,413. At December 31, 2017, the Company has negative working capital of $10,280,753, which was a decrease in working capital of $1,409,641 from June 30, 2017.

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