Form 10-Q/A
period 2018-03-31
AFTERMASTER, INC.
filed 2018-10-18
CIK 836809

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

EXPLANATORY NOTE

On October 15, 2018, the Board of Directors (the “Board”) of Aftermaster, Inc. (the “Company”), upon the recommendation of management, determined that the consolidated financial statements (the "Previously Issued Financial Statements") presented in the Company's transitional report for the quarterly period ended March 31, 2018, as set forth in the Company's previously filed quarterly report on Form 10-Q and 10-QA, filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2018 (the “Revised Period”), should no longer be relied upon.

Specifically, the Company is filing this Amendment on Form 10-Q/A to remove revenue recognized of $490,000 for the sale related to 5,000 units to that manufacturer, and to remove cost of sales related to 5,000 units of Company products sold to the Company’s manufacturer of in the amount of $490,000, and only recognized $30,000 in net revenue The Company also is increasing derivative liabilities of by $365,803 due to the Company using the wrong discounted conversion rate to arrive at the conversion price and number of shares that could be issued and using the wrong maturity date to estimate the useful life on several note used in the derivative calculation. This also affected the debt discount, amortization of debt discount, change in fair value of derivatives, and derivative expense.

The Company financial statements have been restated conform to the current period presentation. These reclassifications had an effect on reported losses.

No other changes have been made to the Quarterly Report except as noted above. This Amendment to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that changes have been made to the cover page, NOTE 2 – Going Concern, NOTE 5 – Notes Payable–, and NOTE 10 – Fair Value Measurements. In addition, in connection with the restatement, this Amendment reflects the revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I. Otherwise, the Originally Filed Form 10-Q is restated herein in its entirety and no other information in the Originally Form Filed 10-Q is amended hereby. Disclosures and forward-looking information in this Amendment continue to speak as of the date of the Originally Filed Form10-Q, and do not reflect events occurring after the filing of the Originally Filed Form 10-Q. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC after the filing of the Originally Filed Form 10-Q, including any amendments to those filings.

A description of the restatement is presented in Note 14, under the caption Restatement of Prior Period Financial Statements.

The Company’s management has discussed the revisions and corrections discussed above with the Company’s independent public accounting firm and believes that the issues are related to and arose in connection with the sale of 5,000 units between the Company one of its manufacturers which needed to be recorded net of costs and a decrease in derivative liabilities due to the Company using the wrong discounted conversion rate to arrive at the conversion price and number of shares that could be issued and using the wrong maturity date to estimate the useful life on several note used in the derivative calculation.  Because that transaction has been concluded, management does not believe that any continuing errors will result, although management will continue to review the financial statements and components to determine if any other miscommunications have occurred.

AFTERMASTER, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2018	2017
	(Restated and unaudited)
ASSETS

Current Assets
Cash	$180,291	$250,728
Accounts receivable	70,978	97,103
Inventory, net	122,940	104,891
Available for sale securities	-	123,600
Prepaid expenses	450,740	507,254

Total Current Assets	824,949	1,083,576

Property and equipment, net	168,969	266,040

Intangible assets, net	82,580	102,243

Deposits	18,717	33,363
Prepaid expenses, net of current	-	9,104

Total Assets	$1,095,215	$1,494,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$631,716	$459,975
Accrued interest	315,596	185,509
Deferred revenue	-	270,623
Accrued consulting services - related party	81,342	22,064
Lease payable	-	1,937
Derivative Liability	3,401,887	2,145,065
Notes payable - related party	75,500	610,000
Notes payable, net of discount of $88,889 and $0, respectively	371,111	40,488
Convertible notes payable - related party, net of discount of $5,673 and $0, respectively	108,827	3,951,182
Convertible notes payable, net of discount of $635,408 and $549,737, respectively	3,033,942	2,267,845

Total Current Liabilities	7,659,921	9,954,688

Total Liabilities	7,659,921	9,954,688

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001, 132,147,996 and 118,486,728 shares issued
and outstanding, respectively	132,155	118,493
Additional paid In capital	65,768,141	63,627,987
Accumulated other comprehensive income	-	93,600
Accumulated Deficit	(72,468,111)	(72,303,551)

Total Stockholders' Deficit	(6,564,706)	(8,460,362)

Total Liabilities and Stockholders' Deficit	$1,095,215	$1,494,326

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(Restated and unaudited)	(Unaudited)	(Restated and unaudited)	(Unaudited)
REVENUES
AfterMaster Revenues	$132,291	$266,621	$371,910	$369,844
Product Revenues	308,905	-	529,748	-
Total Revenues	441,196	266,621	901,658	369,844

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	365,407	243,628	876,747	563,403
Depreciation and Amortization Expense	41,800	46,322	125,307	131,876
Research and Development	8,793	45,972	10,987	138,987
Advertising and Promotion Expense	28,939	24,865	47,604	42,509
Legal and Professional Expense	28,915	61,360	66,105	116,430
Non-Cash Consulting Expense	75,914	427,499	167,949	1,959,408
General and Administrative Expenses	588,816	653,160	2,193,848	2,281,202

Total Costs and Expenses	1,138,584	1,502,806	3,488,547	5,233,815

Loss from Operations	(697,388)	(1,236,185)	(2,586,889)	(4,863,971)

Other Income (Expense)
Interest Expense	(734,221)	(401,829)	(2,199,709)	(1,149,424)
Derivative Expense	(1,328,142)	(197,200)	(1,668,421)	(197,200)
Change in Fair Value of Derivative	169,584	(434,125)	1,278,948	(434,699)
Gain Available for Sale Securities	240,000	-	240,000	-
Gain Loss on Extinguishment of Debt	4,681,469	-	4,771,511	9,236

Total Other Income (Expense)	3,028,690	(1,033,154)	2,422,329	(1,772,087)

Income (Loss) Before Income Taxes	2,331,302	(2,269,339)	(164,560)	(6,636,058)
Income Tax Expense	-	-	-	-
NET INCOME(LOSS)	$ 2,331,302	$(2,269,339)	$ (164,560)	$(6,636,058)

Preferred Stock Accretion and Dividends	(56,367)	(41,999)	(169,101)	(129,855)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ 2,274,935	$(2,311,338)	$ (333,661)	$(6,765,913)

Basic Income (Loss) Per Share of Common Stock	$0.02	$(0.02)	$ (0.00)	$(0.06)

Weighted Average Number of Shares Outstanding	130,950,689	109,468,240	124,785,081	106,238,848

Diluted Income (Loss) Per Share of Common Stock	$0.01	$(0.02)	$ (0.00)	$(0.06)

Diluted -Weighted Average Number of Shares Outstanding	182,810,706	109,468,240	124,785,081	106,238,848
Other Comprehensive Income, net of tax
NET Income(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	2,274,935	(2,311,338)	(333,661)	(6,765,913)
Unrealized Gain (Loss) on AFS Securities	64,800	15,000	-	(600)
COMPREHENSIVE INCOME(LOSS)	$ 2,339,735	$(2,296,338)	$ (333,661)	$(6,766,513)
The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31,
	2018	2017
	(Restated and unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net Loss	$ (164,560)	$(6,636,058)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	125,308	131,876
Share-based compensation - Common Stock	252,128	328,128
Share-based compensation - warrants and options	-	27,607
Common stock issued for services and rent	-	25,383
Common stock issued to extend the maturity dates on debt	16,897	184,105
Common stock issued as incentive with Convertible debt	-	127,500
Amortization of debt discount and issuance costs	1,338,202	170,168
(Gain)/Loss on extinguishment of debt	(4,714,005)	(9,236)
Derivative expense	1,668,421	197,200
(Gain)/Loss remeasurement of derivative	(1,278,948)	434,699
Gain on Available for Sale Securities	(220,000)	-
Changes in Operating Assets and Liabilities:
Accounts receivables	26,125	(106,911)
Inventory	(18,049)	(506,566)
Other assets	129,554	1,530,910
Deposits	-	-
Accounts payable and accrued expenses	235,862	275,651
Accrued interest	984,73	690,844
Deferred revenue	(270,623)	(77,802)
Accrued consulting services - related party	59,278	119,369

Net Cash Used in Operating Activities	(1,829,679)	(3,193,133)

INVESTING ACTIVITIES

Purchase of property and equipment	(5,424)	(124,223)
Sale of available for sale securities	250,000	-
Purchase of intangible assets	(3,150)	(31,800)

Net Cash Used in Investing Activities	241,426	(156,023)

FINANCING ACTIVITIES

Common Stock issued for cash	413,750	359,000
Common Stock issued for conversion of options/warrants	-	906,224
A-1 Preferred Stock issued for cash	-	353,148
Proceeds from notes payable	694,375	-
Repayments of notes payable	(255,000)	-
Proceeds from notes payable - related party	85,500	17,500
Repayments of notes payable - related party	(245,000)	(12,500)
Proceeds from convertible notes payable - related party	84,500	-
Proceeds from convertible notes payable	1,511,085	1,703,000
Repayments of convertible notes payable	(650,000)	(215,000)
Payment made on accrued interest	(119,457)	-
Lease Payable	(1,937)	12,913
Net Cash Provided by Financing Activities	1,517,816	3,124,285

NET CHANGE IN CASH	(70,437)	(224,871)
CASH AT BEGINNING OF PERIOD	250,728	394,325

CASH AT END OF PERIOD	$180,291	$169,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$ 188,521	$30,519
Conversion of notes and Interest into common stock	$277,265	$220,164
Conversion of preferred stock for common stock	$-	$105
Derivative Liability	$ 907,001	$-
Conversion of Derivative Liability	$437,607	$95,492
MTM on AFS securities	$64,800	$600
Common stock issued with notes payable	$317,261	$-
Common stock issued with convertible debt	$-	$33,349
Common stock issued for prepaid expenses	$49,290	$822,233
Cancellation of common shares as part of settlement of debt	$14,838	$-
Original Issue Discount	$115,365	$88,000
Conversion of accrued interest into common stock	$217,628	$597,882
Warrants issued for prepaid expenses	$-	$376,041

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $72,468,111, negative working capital of $6,834,972, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

$224,000 face value, issued in February 2017, interest rate of 10%, matures February 2018, net amortized discount of $32,452 and $119,795 as of March 31, 2018 and June 30, 2017, respectively, of which $57,337 has been paid.	166,663	104,205
$258,000 face value, issued in February 2017, interest rate of 12%, matures August 2017, net amortized discount of $0 and $48,464 as of March 31, 2018 and June 30, 2017, respectively, of which $258,000 has been paid.	-	209,536
$55,000 face value, issued in June 2017, interest rate of 10%, matures April 2018, with additional fees of $20,000 net amortized discount of $3,341 and $50,631 as of March 31, 2018 and June 30, 2017, respectively, of which $30,000 has been paid.	45,000	4,369
$100,000 face value, issued in June 2017, interest rate of 7%, matures June 2018, net amortized discount of $13,043 and $52,317 as of March 31, 2018 and June 30, 2017, respectively.	86,957	47,683
$265,000 face value, issued in May 2017, interest rate of 10%, matures February 2018, net amortized discount of $45,267 and $218,790 as of March 31, 2018 and June 30, 2017, respectively, of which $62,238 has been paid.	202,362	46,210
$78,000 face value, issued in July 2017, interest rate of 12%, matures May 2018, net amortized discount of $848 as of March 31, 2018, of which $72,000 has been paid.	5,152	-
$50,000 face value, issued in August 2017, interest rate of 0%, matures October 2017, net amortized discount of $0 as of March 31, 2018, of which $34,000 has been converted and $16,000 was transferred to a new note	-	-
$60,500 face value, issued in August 2017, interest rate of 12%, matures August 2018, net amortized discount of $0 as of March 31, 2018, of which $60,500 has been paid.	-	-
$10,000 face value, issued in August 2017, interest rate of 0%, matures August 2018, net amortized discount of $2,621 as of March 31, 2018.	7,376	-
$82,250 face value, issued in August 2017, interest rate of 12%, matures May 2018, net amortized discount of $14,304 as of March 31, 2018.	32,946	-
$53,000 face value, issued in August 2017, interest rate of 12%, matures June 2018, net amortized discount of 13,424 as of March 31, 2018.	39,576	-
$65,000 face value, issued in September 2017, interest rate of 12%, matures March 2018, net amortized discount of $0 as of March 31, 2018, of which $65,000 has been paid.	-	-
$10,000 face value, issued in September 2017, interest rate of 10%, matures September 2018, net amortized discount of $6,145 as of March 31, 2018.	3,855	-
$5,000 face value, issued in September 2017, interest rate of 0%, matures March 2018, net amortized discount of $1,354 as of March 31, 2018.	3,646	-
$50,000 face value, issued in September 2017, interest rate of 0%, matures November 2017, net amortized discount of $0 as of March 31, 2018, of which $50,000 was transferred to a new note.	-	-
$110,000 face value, issued in October 2017, interest rate of 10%, matures July 2018, net amortized discount of $43,114 as of March 31, 2018.	66,886	-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

$100,000 face value, issued in October 2017, interest rate of 10%, matures October 2018, net amortized discount of $39,129 as of March 31, 2018.	60,871	-
$115,000 face value, issued in November 2017, interest rate of 10%, matures August 2018, net amortized discount of $67,214 as of March 31, 2018.	47,786	-
$50,000 face value, issued in November 2017, interest rate of 10%, matures January 2018, net amortized discount of $0.00 as of March 31, 2018.	50,000	-
$66,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $28,190 as of March 31, 2018.	37,810	-
$100,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $64,384 as of March 31, 2018.	35,616	-
$5,000 face value, issued in November 2017, interest rate of 10%, matures November 2018, net amortized discount of $3,127 as of March 31, 2018.	1,873	-
$53,000 face value, issued in November 2017, interest rate of 12%, matures July 2018, net amortized discount of $30,206 as of March 31, 2018.	22,794	-
$100,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $30,853 as of March 31, 2018.	69,147	-
$20,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $7,141 as of March 31, 2018.	12,859	-
$75,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $34,644 as of March 31, 2018.	40,356	-
$20,000 face value, issued in December 2017, interest rate of 10%, matures December 2018, net amortized discount of $9,238 as of March 31, 2018.	10,762	-
$6,000 face value, issued in February 2018, interest rate of 10%, matures April 2018, net amortized discount of $0.00 as of March 31, 2018.	6,000	-
$20,000 face value, issued in February 2018, interest rate of 10%, matures February 2019, net amortized discount of $6,732 as of March 31, 2018.	13,268	-
$10,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $3,109 as of March 31, 2018.	6,891	-
$15,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $3,800as of March 31, 2018.	11,200	-
$100,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $29,438 as of March 31, 2018.	70,562	-
$115,000 face value, issued in January 2018, interest rate of 10%, matures October 2018, net amortized discount of $81,300 as of March 31, 2018.	33,700	-
$75,075 face value, issued in February 2018, interest rate of 10%, matures November 2018, net amortized discount of $63,250 as of March 31, 2018.	11,825	-
$53,000 face value, issued in January 2018, interest rate of 12%, matures November 2018, net amortized discount of $38,797 as of March 31, 2018.	14,203	-
Total convertible notes payable – non-related parties	3,033,942	2,267,845
Less current portion	3,033,942	2,267,845
Convertible notes payable – non-related parties, long-term	$-	$-

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

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of March 31, 2018 and June 30, 2017, respectively:

Notes Payable – Related Parties

	March 31,	June 30,
	2018	2017

Various term notes with total face value of $585,000 issued from April 11 to June 17, interest rates range from 0% to 15%, net of unamortized discount of $0 as of March 31, 2018 and June 30, 2017, respectively, of which $210,000 has been paid and 375,000 had been extinguished.	$-	$585,000
$5,000 face value, issued in November 2016, interest rate of 0%, with no maturity date.	5,000	5,000
$25,000 face value, issued in February 2017, interest rate of 0%, matures October 2017, of which $5,000 has been paid.	20,000	20,000
$18,000 face value, issued in September 2017, interest rate of 0%, matures November 2017.	18,000	-
$15,000 face value, issued in October 2017, interest rate of 0%, matures October 2018.	15,000	-
$25,000 face value, issued in December 2017, interest rate of 0%, matures December 2018.	25,000	-
$35,000 face value, issued in December 2017, interest rate of 0%, matures December 2018, of which $35,000 has been paid.	-	-
$7,500 face value, issued in March 2018, interest rate of 0%, matures March 2019.	7,500	-
$10,000 face value, issued in March 2018, interest rate of 0%, matures March 2019.	10,000	-
Total notes payable – related parties	75,500	610,000
Less current portion	75,500	610,000
Notes payable - related parties, long term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 5 – NOTES PAYABLE - continued

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of March 31, 2018 and June 30, 2017, respectively:

Notes Payable – Non-Related Parties
	March 31,	June 30,
	2018	2017
Various term notes with total face value of $40,488 due upon demand, interest rates range from 0% to 14%, of which $40,488 have been extinguished.	$-	$40,488
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $0 as of March 31, 2018.	52,000	-
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $5,463 as of March 31, 2018.	46,537	-
$81,000 face value, issued in September 2017, interest rate of 8% per month, matures March 2018 net of unamortized discount of $0 as of March 31, 2018.	81,000	-
$255,000 face value, issued in October 2017, interest rate of 2.5% per month, matures February 2018 net of unamortized discount of $0 as of March 31, 2018, of which $255,000 has been paid.	-	-
$50,000 face value, issued in March 2018, interest rate of 10%, matures March 2019, net amortized discount of $0 as of March 31, 2018.	50,000	-
$225,000 face value, issued in March 2018, interest rate of 30% , matures March 2019 net of unamortized discount of $83,426 as of March 31, 2018.	141,574	-
Total note payable – non-related parties	371,111	40,488
Less current portion	371,111	40,488
Notes payable – non-related parties, long-term	$-	$-

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2018 and June 30, 2017

NOTE 10 – FAIR VALUE MEASUREMENTS - continued

Liabilities measured at fair value on a recurring basis at March 31, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$3,041,887	$3,041,887
Securities available-for-sale	$-	$-	$-	$-

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

During the March 31, 2018 quarter, the Company is (i) recording changes made in the September 30, 2017 and the December 31, 2017 quarters, and (ii) increasing derivative liabilities by $365,803 due to the Company using the incorrect discounted conversion rate to arrive at the conversion price and number of shares that could be issued and using an incorrect maturity date to estimate the useful life on several notes used in the derivative liability calculation.

We restated the three and nine months ended March 31, 2018 because we concluded the corrections were material to the interim condensed financial statements

The effects of these corrections on the interim consolidated financial statements were:

AFTERMASTER, INC.
Consolidated Balance Sheets

	March 31,		March 31,
	2018		2018
	As Reported	Correction	As Restated
Derivative Liability	3,407,690	(365,803)	3,041,887
Notes payable, net of discount of $83,295 and $0, respectively	376,705	(5,594)	371,111
Convertible notes payable, net of discount of $521,668 and $549,737, respectively	3,147,681	(113,739)	3,033,942
Total Current Liabilities	8,145,057	(485,136)	7,659,921
Total Liabilities	8,145,057	(485,136)	7,659,921
Additional paid In capital	65,761,141	7,000	65,768,141
Accumulated Deficit	(72,946,247)	478,136	(72,468,111)
Total Stockholders' Deficit	(7,049,842)	485,136	(6,564,706)

NOTE 14 – RESTATEMENT OF INTERIM CONDENSED FINANCIAL STATEMENTS - continued

AFTERMASTER, INC.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the nine Months Ended March 31, 2018		For the nine Months Ended March 31, 2018
	As Reported	Correction	As Restated
AfterMaster Revenues	$ 371,910	$ -	$ 371,910
AfterMaster Product Revenues	1,019,748	(490,000)	529,748
Total Revenues	1,391,658	(490,000)	901,658
Cost of Revenues (Exclusive of Depreciation and Amortization)	1,366,747	(490,000)	876,747
Total Costs and Expenses	3,978,547	(490,000)	3,488,547
Interest Expense	(2,382,084)	182,375	(2,199,709)
Derivative Expense	(1,613,231)	(55,190)	(1,668,421)
Change in Fair Value of Derivative	927,997	350,951	1,278,948
Total Other Expense	1,944,193	478,136	2,422,329
Loss Before Income Taxes	(642,696)	478,136	(164,560)
NET LOSS	$ (642,696)	$ 478,136	$ (164,560)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (811,797)	$ 478,136	$ (333,661)
Basic and diluted Loss Per Share of Common Stock	$ (0.01)	$ 0.00	$ (0.00)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(811,797)	478,136	(333,661)
COMPREHENSIVE LOSS	$ (811,797)	$ 478,136	$ (333,661)

AFTERMASTER, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the nine		For the nine
	Months Ended		Months Ended
	March 31, 2018		March 31, 2018
	As Reported	Correction	As Restated
Net Loss	$ (642,696)	$ 478,136	$ (164,560)
Amortization of debt discount and issuance costs	1,457,536	(119,334)	1,338,202
Derivative expense	1,676,273	(7,852)	1,668,421
(Gain)/Loss remeasurement of derivative	(927,998)	(350,950)	(1,278,948)
Beneficial conversion feature	$ 181,521	$ 7,000	$ 188,521
Derivative Liability	$ 917,001	$ (10,000)	$ 907,001

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

●
Total Debt (excluding accounts payable, accrued interest and non-cash derivative liabilities) was reduced from $6,869,515 to $3,589,380.

●
During the period, the company finalized an agreement to extinguish $4,500,000 in convertible notes payable and for the note holder to return 14,880,000 common shares to the Company for cancellation.

●
Net Income rose to $2,331,302 or approximately $0.02 per share for the period versus a ($0.02) per share loss for the comparable period in 2017. The extinguishment of debt was primarily responsible for the net income increase.

●
Quarterly revenues increased almost 70% to $441,196 over revenues during the same period in 2017. For the nine months ending March 31, 2018, revenues increased to $901,658 as compared to revenues of $369,844 for the nine months ending March 31, 2017.

●
Losses from Operations declined to $697,388 from $1,236,185 during the comparable period in 2017. Net Losses for the nine-month period ending March 31, 2018 was $164,560 versus losses of $6,636,058 for the comparable period in 2017.

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

RESULTS OF OPERATIONS

Revenues
	For the Nine Months Ended
	March 31,
	2018	2017
AfterMaster Revenues	$371,910	$369,844
Product Revenues	529,748	-
Total Revenues	$901,658	$369,844

Revenues
	For the Three Months Ended
	March 31,
	2018	2017
AfterMaster Revenues	$132,291	$266,621
Product Revenues	308,905	-
Total Revenues	$441,196	$266,621

We currently generate revenue from our operations through three activities: Aftermaster Pro consumer electronic product, Aftermaster recording studios, and mastering services.

Our product revenues were $308,905 and $901,748 and $0 and $0 during the three and nine months ended March 31, 2018 and 2017, respectively. The increase in product revenues are due to the company selling Aftermaster Pro through our website (www.Aftermasterpro.com) and through consumer retail distribution channels.

In the aggregate, total Company revenues increased to $441,196 and $901,658 for the three and nine months ended March 31, 2018, as compared to total revenues of $266,621 and $369,844 for the three and nine months ended March 31, 2017, due to the company launching the AfterMaster TV Pro online sales and recognition of deferred revenues from presales.

Cost of Revenues
	For the Nine Months Ended
	March 31,
	2018	2017
Cost of Revenues (excluding depreciation and amortization)	$876,747	$563,403

	For the Three Months Ended
	March 31,
	2018	2017
Cost of Revenues (excluding depreciation and amortization)	$365,407	$243,628

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cost of sales consists primarily of manufacturing cost of the AfterMaster Pro TV consumer electronic product, AfterMaster Studio Rent, Consultants, senior engineers, and excludes depreciation and amortization on fixed assets. The increase in cost of sales for the nine months ended March 31, 2018, over the comparable nine-month period, is attributable, primarily, to an increase in manufacturing cost for the AfterMaster Pro TV. The company had manufacturing cost in the amount of $365,407 and $876,747 for the nine months ending March 31, 2018, as compared to $243,628 and $563,403 for the nine months ended March 31, 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Income (Expense)
	For the Nine Months Ended
	March 31,
	2018	2017
Interest Expense	$ (2,199,709)	$(1,149,424)
Derivative Expense	(1,668,421)	(197,200)
Change in Fair Value of Derivative	1,278,948	(434,699)
Gain on Available for Sale Securities	240,000	-
Gain on Extinguishment of Debt	4,771,511	9,236
Total	$ 2,422,329	$(1,772,087)

Other Income (Expense)
	For the Three Months Ended
	March 31,
	2018	2017
Interest Expense	$ (734,221)	$(401,829)
Derivative Expense	(1,328,142)	(197,200)
Change in Fair Value of Derivative	169,584	(434,125)
Gain on Available for Sale Securities	240,000	-
Gain on Extinguishment of Debt	4,681,469	-
Total	$ 3,028,690	$(1,033,154)

The other income/(expense) during the three and nine ended March 31, 2018 and 2017, totaling $3,028,690 and $2,422,329 and ($1,033,154) and ($1,772,087) of income/(expense), respectively, which consists of interest expense, derivative expense, change in fair value of derivative, and loss on extinguishment of debt. Interest expense has increased primarily due to an increase in non-cash interest expense relating to recent debt discount.  These additional borrowings have been used in the development of the AfterMaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Gain on extinguishment of debt increased in the current period due to notes settlement in the current period.

Net Loss
	For the Nine Months Ended
	March 31,
	2018	2017
Net Loss	$ (164,560)	$(6,636,058)

Net Income (Loss)
	For the Three Months Ended
	March 31,
	2018	2017
Net Income (Loss)	$2,331,302	$(2,269,339)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants.  Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation”, these non-cash issuances are expensed at the equity instruments fair market value.  Absent these large stock-based compensations of $75,914 and $167,949 and $427,499 and $1,959,408, derivative expense of $1,328,142 and $1,668,421 and $197,200 and $197,200, (gain)loss on the change in the derivative liability of $169,584 and 1,278,948 and ($434,125) and $9,236 for the three and nine ended March 31, 2018 and 2017, our net income(loss) would have been $3,565,774 and $392,862 and ($1,210,515) and ($4,044,751) for three and nine ended March 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $901,658 during the nine months ended March 31, 2018 as compared to $369,844 in the comparable period of 2017. The Company has incurred losses since inception of $72,468,111. At March 31, 2018, the Company has negative working capital of $6,834,972, which was a decrease in working capital of $2,036,140 from June 30, 2017.

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