Form 10-Q
period 2018-09-30
AFTERMASTER, INC.
filed 2018-11-19
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☐ Yes ☒ No

At November 19, 2018, the number of shares outstanding of Common Stock, $0.001 par value, was 198,448,086 shares.

AFTERMASTER, INC.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$135,873	$390,191
Accounts receivable	265,126	203,720
Prepaid expenses	809,273	388,374

Total Current Assets	1,210,272	982,285

Property and equipment, net	119,893	143,360

Deposits	24,217	25,117

Total Assets	$1,354,382	$1,150,762

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$1,503,642	$1,592,257
Accrued interest	523,585	351,189
Deferred revenue	2,400	2,400
Accrued consulting services - related party	107,925	70,621
Derivative Liability	2,864,661	2,815,520
Notes payable - related party	115,000	76,000
Notes payable, net of discount of $51,902 and $77,090, respectively	790,098	642,910
Convertible notes payable - related party, net of discount of $2,853 and $4,422, respectively	116,647	115,078
Convertible notes payable, net of discount of $1,098,455 and $812,306, respectively	3,176,667	2,959,457

Total Current Liabilities	9,200,625	8,625,432

Commitments and Contingencies	-	-

Total Liabilities	9,200,625	8,625,432

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares,
par value $0.001, 162,067,599 and 133,741,227 shares issued
and outstanding, respectively	162,068	133,742
Common stock to be issued, 32,106,165 and 28,552,939, respectively	32,106	28,553
Additional paid in capital	70,639,756	68,916,676
Accumulated Deficit	(78,683,282)	(76,556,750)

Total Stockholders' Deficit	(7,846,243)	(7,474,670)

Total Liabilities and Stockholders' Deficit	$1,354,382	$1,150,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	September 30,
	2018	2017

REVENUES
AfterMaster Revenues	$145,413	$120,715
Product Revenues	389,109	94,681
Total Revenues	534,522	215,396

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	417,757	156,328
Depreciation and Amortization Expense	23,467	38,969
Research and Development	2,600	2,194
Advertising and Promotion Expense	54,369	2,016
Legal and Professional Expense	11,030	14,190
Non-Cash Consulting Expense	65,116	76,438
General and Administrative Expenses	849,187	786,990

Total Costs and Expenses	1,423,526	1,077,125

Loss from Operations	(889,004)	(861,729)

Other Income (Expense)
Interest Expense	(806,650)	(855,451)
Derivative Expense	(1,043,090)	(137,466)
Change in Fair Value of Derivative	612,212	202,820
Gain on Extinguishment of Debt	-	90,042

Total Other Income (Expense)	(1,237,528)	(700,055)

Loss Before Income Taxes	(2,126,532)	(1,561,784)
Income Tax Expense	-	-
NET LOSS	$(2,126,532)	$(1,561,784)

Preferred Stock Accretion and Dividends	(56,367)	(56,367)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,182,899)	$(1,618,151)

Basic and diluted Loss Per Share of Common Stock	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	171,607,750	119,459,942

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(2,182,899)	(1,618,151)
Unrealized loss on Available for Sale Securities	-	(75,660)
COMPREHENSIVE LOSS	$(2,182,899)	$(1,693,811)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2018	2017

OPERATING ACTIVITIES

Net Loss	$(2,126,532)	$(1,561,784)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	23,467	38,969
Share-based compensation - Common Stock	65,047	100,589
Common stock issued for services	366,015	-
Common stock issued for charitable contribution	-	16,897
Amortization of debt discount and issuance costs	500,457	401,895
(Gain)/Loss on extinguishment of debt	-	(90,042)
Derivative expense	1,043,090	137,466
(Gain)/Loss remeasurement of derivative	(612,212)	(202,820)
Changes in Operating Assets and Liabilities:
Accounts receivables	(58,838)	(55,774)
Inventory	(2,568)	(101,657)
Other assets	(300,899)	76,438
Deposits	900	-
Accounts payable and accrued expenses	(88,615)	60,453
Payment made on accrued interest	(102,217)	0
Accrued interest	396,192	443,455
Deferred revenue	-	(3,931)
Accrued consulting services - related party	37,304	11,385

Net Cash Used in Operating Activities	(859,409)	(728,461)

INVESTING ACTIVITIES

Purchase of property and equipment	-	(546)
Purchase of intangible assets	-	(3,150)

Net Cash Used in Investing Activities	-	(3,696)

FINANCING ACTIVITIES

Common Stock issued for cash	-	168,500
Proceeds from notes payable	125,000	175,000
Repayments of notes payable	(10,000)	-
Proceeds from notes payable - related party	39,000	18,000
Repayments of notes payable - related party	-	(10,000)
Proceeds from convertible notes payable	577,850	438,500
Repayments of convertible notes payable	(126,759)	(220,000)

Lease Payable	-	(1,937)
Net Cash Provided by Financing Activities	605,091	568,063

NET CHANGE IN CASH	(254,318)	(164,094)
CASH AT BEGINNING OF PERIOD	390,191	250,728

CASH AT END OF PERIOD	$135,873	$86,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$102,217	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$274,310	$30,000
Conversion of notes and Interest into common stock	$90,000	$34,000
Derivative Liability	$577,850	$326,898
Conversion of Derivative Liability	$959,587	$-
Mark To Market on Available for Sale securities	$366,015	$75,660
Common stock issued with convertible debt	$-	$15,963
Common stock issued for prepaid expenses	$-	$22,800
Convertible notes payable issued for prepaid expenses	$120,000	$-
Original Issue Discount	$102,000	$111,735
Assignment of Debt	$11,238	$-
Conversion of accrued interest into common stock	$-	$217,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2018 audited financial statements.  The results of operations for the periods ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $78,683,282, negative working capital of $7,990,353 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Accounts Receivables
Accounts receivable are stated at amounts management expects to collect. An allowance for doubtful accounts is provided for uncollectible receivables based upon management's evaluation of outstanding accounts receivable at each reporting period considering historical experience and customer credit quality and delinquency status. Delinquency status is determined by contractual terms. Bad debts are written off against the allowance when identified. Allowance for doubtful accounts were $0 as of September 30, 2018 and June 30, 2018.

Fair Value Instruments
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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Income Taxes
There is no income tax provision for the three months ended September 30, 2018 and 2017 due to net operating losses for which there is no benefit currently available.

At September 30, 2018, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

Revenue Recognition
The Company applies the provisions of FASB ASC 606, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue in accordance with that core principle by applying the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In general, the Company’s revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On July 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We did not record a change to accumulated deficit as of July 1, 2018 due to the immaterial cumulative impact of adopting Topic 606.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our products to our customers. Transfer of control to the customer for products generally occurs at the point in time when products have been shipped to our customer by third party carriers as this represents the point in time when the customer has a present obligation to pay and physical possession including title and risk of loss have been transferred to the customer.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company accounts for a contract with a customer when there is an approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. The Company's distinct performance obligations consist mainly of transferring control of its products identified in the contracts, purchase orders or invoices and implied PCS services.

Transaction prices are typically based on contracted rates. Generally, payment is due from customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms.

The timing of revenue recognition, billing and cash collections results in billed accounts receivable, deferred revenue, and customer deposits on the Consolidated Balance Sheets. Accounts receivable are recognized in the period the Company’s right to the consideration is unconditional. Our contract liabilities consist of advance payments (Customer deposits) recognized primarily related to deferred revenue. We classify customer deposits as a current liability, and deferred revenue as a current or noncurrent liability based on the timing of when we expect to fulfill these remaining performance obligations. The current portion of deferred revenue is included in other current liabilities and the noncurrent portion is included in other long-term liabilities in our consolidated balance sheets.

Cost of Revenues
The Company’s cost of revenues includes studio lease expense, employee costs, component and finished goods expense, and other nominal amounts. Costs associated with products are recognized at the time of the sale. Costs incurred to provide services are recognized as cost of sales as incurred. Depreciation is not included within cost of revenues.

Loss Per Share
Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the three months ended September 30, 2018 and 2017 of $56,367 and $56,367, respectively.

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

For the three months ended September 30, 2018 and 2017, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 129,530,326 and 37,364,624 at September 30, 2018 and 2017, respectively.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of July 1, 2018 using the modified retrospective transition method. See Note 4 for further details.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We adopted Topic 230 as of January 1, 2018

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted Topic 230 as of January 1, 2018

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE

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

Convertible Notes Payable – Related Parties
Convertible notes payable due to related parties consisted of the following as of September 30, 2018 and June 30, 2018, respectively:

Convertible Notes Payable – Related Parties
	September 30,	June 30,
	2018	2018

$30,000 face value, issued in August 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matures June 2019.	$30,000	$30,000
$5,000 face value, issued in September 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures June 2019, net amortized discount of $0 and $607 as of September 30, 2018 and June 30, 2018, respectively.	5,000	4,393
$10,000 face value, issued in November 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures June 2019.	10,000	10,000
$25,000 face value, issued in December 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures December 2018, net amortized discount of $1,414 and $1,890 as of September 30, 2018 and June 30, 2018, respectively.	23,586	23,110
$10,000 face value, issued in January 2018, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures January 2019, net unamortized discount of $399 and $534 as of September 30, 2018 and June 30, 2018, respectively.	9,601	9,466
$15,000 face value, issued in January 2018, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures January 2019, net unamortized discount of $$1,040 and $1,391 as of September 30, 2018 and June 30, 2018, respectively.	13,960	13,609
$24,500 face value, issued in February 2018, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019.	24,500	24,500
Total convertible notes payable – related parties	116,647	115,078
Less current portion	116,647	115,078
Convertible notes payable – related parties, long-term	$-	$-

Due to sequencing on February 2, 2017, the Company determined under ASC 815, that notes containing a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero.to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

During the three months ended September 30, 2018, four notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that three of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

Convertible Notes Payable - Non-Related Parties
Convertible notes payable due to non-related parties consisted of the following as of September 30, 2018 and June 30, 2018, respectively:

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

Convertible Notes Payable - Non-Related Parties
	September 30,	June 30,
	2018	2018
$7,000 face value, issued in July 2014, interest rate of 6% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019.	$7,000	$7,000
$100,000 face value, issued in February 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.50 per share, matures February 2019.	100,000	100,000
$25,000 face value, issued in February 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.40 per share, matures February 2019.	25,000	25,000
$100,000 face value, issued in March 2016, interest rate of 10%, matures October 2018. The note is currently in default.	100,000	100,000
$10,000 face value, issued in March 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.40 per share, matures October 2018. The note is currently in default.	10,000	10,000
$50,000 face value, issued in July 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matures October 2018. The note is currently in default.	50,000	50,000
$50,000 face value, issued in August 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.40 per share, matures October 2018. The note is currently in default.	50,000	50,000
$1,000,000 face value, issued in September 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.40 per share, matures October 2018. The note is currently in default.	1,000,000	1,000,000
$149,000 face value, issued in February 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date, matures June 2018, of which $55,238 was converted. The note is currently in default.	93,762	79,340
$224,000 face value, issued in February 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids 20 days prior to the conversion date, matures June 2018, of which $99,458 was converted. The note is currently in default.	124,542	98,508
$265,000 face value, issued in May 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $.31 and 60% of the lowest closing bids 25 days prior to the conversion date, matures February 2018, of which 95,208 was converted. The note is currently in default.	169,792	200,412
$100,000 face value, issued in June 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $.17 per share, matures June 2018. The note is currently in default.	100,000	100,000

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

$78,000 face value, issued in July 2017, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures May 2018, of which $72,000 was converted. The note is currently in default.	6,000	6,000
$10,000 face value, issued in August 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures August 2018. The note currently is in default.	10,000	9,271
$53,000 face value, issued in August 2017, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures June 2018. The note currently is in default.	53,000	53,000
$10,000 face value, issued in September 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures September 2018, net amortized discount of $0 and $4,400 as of September 30, 2018 and June 30, 2018, respectively. The note is currently in default.	10,000	5,600
$100,000 face value, issued in October 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures October 2018, net amortized discount of $16,704 and $22,333 as of September 30, 2018 and June 30, 2018, respectively. The note is currently in default.	83,296	77,667
$115,000 face value, issued in November 2017, interest rate of 10% and s convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 30 days prior to the conversion per share, matures August 2018, net amortized discount of $9,073 and $50,584 as of September 30, 2018 and June 30, 2018, respectively. The note is currently in default.	105,927	64,416
$50,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures December 2018.	50,000	50,000
$66,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures November 2018, net amortized discount of $12,779 and $17,085 as of September 30, 2018 and June 30, 2018, respectively.	53,221	48,915
$100,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 20 days prior to the conversion per share, matures November 2018, net amortized discount of $0 and $39,452 as of September 30, 2018 and June 30, 2018, respectively, $100,000 was transferred to a new note.	-	60,548
$5,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures November 2018, net amortized discount of $1,445 and $1,932 as of September 30, 2018 and June 30, 2018, respectively.	3,555	3,068
$53,000 face value, issued in November 2017, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest closing bids 15 days prior to the conversion per share, matures July 2018, net amortized discount of $0 and $4,649 as of September 30, 2018 and June 30, 2018, respectively, $53,000 was converted.	-	13,821

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

$100,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures December 2018, net amortized discount of $15,061 and $20,137 as of September 30, 2018 and June 30, 2018, respectively.	84,939	79,863
$20,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures December 2018, net amortized discount of $3,507 and $4,689 as of September 30, 2018 and June 30, 2018, respectively.	16,493	15,311
$75,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures December 2018, net amortized discount of $17,337 and $23,180 as of September 30, 2018 and June 30, 2018, respectively.	57,663	51,820
$20,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures December 2018, net amortized discount of $4,623 and $6,181 as of September 30, 2018 and June 30, 2018, respectively.	15,377	13,819
$115,000 face value, issued in January 2018, interest rate of 10% and s convertible into shares of the Company’s common stock at the lesser of $.12 and 57.5% of the lowest trading price during the prior 30 days, matures October 2018, net amortized discount of $28,487 and $42,967 as of September 30, 2018 and June 30, 2018, respectively.	86,513	72,033
$20,000 face value, issued in February 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019, net amortized discount of $3,629 and $4,847 as of September 30, 2018 and June 30, 2018, respectively.	16,371	15,153
$75,075 face value, issued in February 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five consecutive trading days including the immediately preceding the conversion date, matures November 2018, net amortized discount of $0 as of September 30, 2018 and June 30, 2018, of which $75,075 was transferred to two new notes.	-	75,075
$6,000 face value, issued in February 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures June 2019.	6,000	6,000
$10,000 face value, issued in March 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures March 2019, net amortized discount of $1,696 and $2,267 as of September 30, 2018 and June 30, 2018, respectively.	8,304	7,733
$15,000 face value, issued in March 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures March 2019, net amortized discount of $2,079 and $2,780 as of September 30, 2018 and June 30, 2018, respectively.	12,921	12,220
$100,000 face value, issued in March 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures March 2019, net amortized discount of $16,227 and $21,696 as of September 30, 2018 and June 30, 2018, respectively.	83,773	78,304

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

$120,000 face value, issued in July 2018 for prepaid services, interest rate of 15% and is convertible into shares of the Company's common stock at 70% of the lowest closing price during the 20 days prior to the conversion per share, matures July 2019.	120,000
$26,000 face value, issued from an assignment in March 2018, interest rate of 0% and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (2) days to the date of conversion, matures October 2018, net amortized discount of $0 as of September 30, 2018 and June 30, 2018. The note is currently in default.	26,000	26,000
$160,000 face value, issued in April 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.05 and 57.5% of the lowest closing bids 20 days prior to the conversion date, matures January 2019, net amortized discount of $70,417 and $105,818 as of September 30, 2018 and June 30, 2018, respectively.	89,583	44,182
$400,000 face value, issued from an assignment in April 2018 of $355,000 in principal and an OID of $45,000, interest rate of 10% and is convertible into shares of the Company’s common stock at rate of 55% of the average trading price for the prior 3 trading days, matures April 2019, net amortized discount of $31,507 and $36,000 as of September 30, 2018 and June 30, 2018, respectively, of which $223,198 has been converted.	145,295	140,802
$15,000 face value, issued in April 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at rate of 55% of the average trading price for the prior 3 trading days, matures April 2019, net amortized discount of $8,975 and $12,000 as of September 30, 2018 and June 30, 2018, respectively.	6,025	3,000
$150,086 face value, issued in May 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures January 2020, net amortized discount of $87,152 and $116,522 as of September 30, 2018 and June 30, 2018, of which $41,000 has been paid.	21,934	21,564
$135,700 face value, issued in May 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures May 2019, net amortized discount of $83,395 and $111,499 as of September 30, 2018 and June 30, 2018, of which $41,000 has been paid.	11,304	12,201
$15,651 face value, issued in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (2) days to the date of conversion, matures June 2019.	15,651	15,651
$55,718 face value, issued from an assignment in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures October 2018, net amortized discount of $0 as of September 30, 2018 and June 30, 2018, of which $55,718 has been converted.	-	55,718
$161,000 face value, issued in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures June 2018, net amortized discount of $120,089 and $160,558 as of September 30, 2018 and June 30, 2018, respectively, of which 29,000 was paid.	11,911	441

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

$23,000 face value, issued in August 2018 of $20,000 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company's common stock at 55% of the average of the 3 lowest closing price during the 25 days prior to the conversion per share, matures August 2019, net amortized discount of $20,416 as of September 30, 2018.	2,584	-
$106,795 face value, issued from an assignment in August 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 20 days prior to the conversion per share, matures August 2019, net amortized discount of $0 as of September 30, 2018, of which $69,857 has been converted.	36,938	-
$575,000 face value, issued from an assignment in August 2018 of $496,000 in principal and an OID of $79,000, interest rate of 10% and is convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest Trading Price for the Common Stock during the thirty Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, matures August 2019, net amortized discount of $488,356 as of September 30, 2018.	86,644	-
$23,000 face value, issued in August 2018 of $20,000 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen trading days including the immediately preceding the conversion date, matures August 2019, net amortized discount of $20,416 as of September 30, 2018.	2,584	-
$41,850 face value, issued in August 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior 15 trading days to the date of conversion, matures August 2019, net amortized discount of $35,085 as of September 30, 2018.	6,765	-
Total convertible notes payable – non-related parties	3,176,667	2,959,456
Less current portion	3,176,667	2,959,456
Convertible notes payable – non-related parties, long-term	$-	$-

Due to sequencing on February 2, 2017, the Company determined under ASC 815, the Company has determined that notes containing a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero to be treated as an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

During the three months ended September 30, 2018, ten notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that nine of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matured in June 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of $.04 per share or 40% of the average three lowest closing bids 20 days prior to the conversion date.  On September 10, 2018, the note converted the principal of $23,966 and $5,966 in accrued interest into for 1,800,000 shares of common stock.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matured in June 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of $.04 per share or 40% of the average three lowest closing bids 20 days prior to the conversion date.  On September 10, 2018, the note converted the principal of $15,578 and $4,222 in accrued interest into for 1,200,000 shares of common stock.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

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

On November 21, 2017, the Company issued a convertible note to an unrelated party for $100,000 that matures on November 21, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 20 days prior to the conversion per share.  On August 16, 2018, the Lender assigned principal of $100,000 and accrued interest of $6,795 an unrelated party.

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

On February 16, 2018, the Company issued a convertible note to an unrelated party for $75,075 that matures on November 16, 2018. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five consecutive trading days including the immediately preceding the conversion date.  On August 16, 2018, the Lender assigned principal of $39,759 to two unrelated party.

On June 13, 2018, the Company issued a convertible note to an unrelated party for $55,718 that matures June 13, 2019 in exchange for an existing note for $53,000 issued on January 8, 2018 and $2,718 in accrued interest. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion.  On July 19, 2018, the note converted all the principal of $55,718 for 2,854,420 shares of common stock.

On July 2, 2018, the Company issued a convertible note to an unrelated company for $120,000 as part of an advisory agreement for prepaid services over a twelve month period that matures on July 2, 2019. The note bears 15% interest per annum and is convertible into shares of the Company’s common stock at 70% of the lowest closing bids 20 days prior to the conversion per share. As additional consideration the Company also issued 3,000,000 warrants. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On August 2, 2018, the Company issued a convertible note to an unrelated party for $106,795 that matures August 2, 2019 in exchange for an existing note for $100,000 issued on November 21, 2017 and $6,795 in accrued interest. The note is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 20 days prior to the conversion per share.  On August 24, 2018, the note converted a principal of $69,857 for 5,217,098 shares of common stock.

As part of the assignment of the convertible note for $106,795 on August 2, 2018, the Company issued a convertible note to an unrelated party for $41,850 that matures August 2, 2019 as an early out payment. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior 15 trading days to the date of conversion.

On August 2, 2018, the Company issued a convertible note to an unrelated company for $575,000, which includes proceeds of $496,000 and $79,000 in OID, that matures on August 2, 2019. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest Trading Price for the Common Stock during the thirty Trading Day period ending on the latest complete Trading Day prior to the Conversion Date . As additional consideration the Company also issued 3,593,750 warrants. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On August 16, 2018, the Company issued a convertible note to an unrelated party for $39,759, that matures August 2, 2019 in exchange for an existing note for $37,538 issued on February 16, 2018 and $2,221 in accrued interest. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five consecutive trading days including the immediately preceding the conversion date.  On August 16, 2018, the new note holder converted the entire $39,759 balance for 2,839,920 shares of common stock.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE – continued

On August 16, 2018, the Company issued a convertible note to an unrelated party for $39,759, that matures August 2, 2019 in exchange for an existing note for $37,538 issued on February 16, 2018 and $2,221 in accrued interest. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five consecutive trading days including the immediately preceding the conversion date.  On August 31, 2018, the other new note holder paid the entire $39,759 balance.

On August 20, 2018, the Company issued a convertible note to an unrelated party for $23,000, which includes proceeds of $23,000 and $3,000 in OID, that matures August 20, 2019. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 55% of the average of the three lowest closing prices for common stock on principal market during the twenty-five consecutive trading days including the immediately preceding the conversion date.

On August 20, 2018, the Company issued a convertible note to an unrelated party for $23,000, which includes proceeds of $23,000 and $3,000 in OID, that matures August 20, 2019. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen trading days including the immediately preceding the conversion date.

Notes Payable – Related Parties
Notes payable due to related parties consisted of the following as of September 30, 2018 and June 30, 2018, respectively:

Notes Payable – Related Parties

	September 30,	June 30,
	2018	2018

Various term notes with total face value of $30,000 issued from November 16 to February 17, interest rates of 0%, of which $5,000 has been paid.	$25,000	$25,000
$18,000 face value, issued in September 2017, interest rate of 0%, matures June 2019.	18,000	18,000
$15,000 face value, issued in October 2017, interest rate of 0%, matures June 2019.	15,000	15,000
$10,000 face value, issued in June 2018, interest rate of 0%, matures June 2019.	10,000	10,000
$8,000 face value, issued in June 2018, interest rate of 0%, matures June 2019.	8,000	8,000
$6,000 face value, issued in July 2018, interest rate of 0%, matures June 2019.	6,000	-
$6,000 face value, issued in July 2018, interest rate of 0%, matures June 2019.	6,000	-
$12,000 face value, issued in August 2018, interest rate of 0%, matures June 2019.	12,000	-
$15,000 face value, issued in September 2018, interest rate of 0%, matures June 2019.	15,000	-
Total notes payable – related parties	115,000	76,000
Less current portion	115,000	76,000
Notes payable - related parties, long term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

During the three months ended September 30, 2018, three notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that two of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

From July 23 through September 29, the Company issued notes to a related party for a total of $39,000 that all mature on June 30, 2019. The notes bears 0% interest per annum.

Notes Payable – Non-Related Parties
Notes payable due to non-related parties consisted of the following as of September 30, 2018 and June 30, 2018, respectively:

Notes Payable – Non-Related Parties
	September 30,	June 30,
	2018	2018
$52,000 face value, issued in August 2017, interest rate of 0%, matures October 2017 net of unamortized discount of $0 as of September 30, 2018 and June 30, 2018.	$52,000	$52,000
$52,000 face value, issued in August 2017, interest rate of 0%, matures December 2018 net of unamortized discount of $0 and $4,901 as of September 30, 2018 and June 30, 2018, respectively.	52,000	47,099
$81,000 face value, issued in September 2017, interest rate of 96%, matures September 2018 net of unamortized discount of $0 as of September 30, 2018 and June 30, 2018.	81,000	81,000
$50,000 face value, issued in March 2017, interest rate of 10%, matures January 2018, net amortized discount of $0 as of September 30, 2018 and June 30, 2018.	50,000	50,000
$225,000 face value, issued in March 2018, interest rate of 30%, matures March 2019 net of unamortized discount of $46,756 and $62,512 as of September 30, 2018 and June 30, 2018, respectively.	178,244	162,488
$260,000 face value, issued in June 2018, interest rate of 0%, matures July 2018 net of unamortized discount of $0 and $9,677 as of September 30, 2018 and June 30, 2018, respectively, of which $10,000 has been paid.	250,000	250,323
$52,000 face value, issued in August 2018, interest rate of 0%, matures November 2018 net of unamortized discount of $979 as of September 30, 2018.	51,021	-
$80,000 face value, issued in September 2018, interest rate of 0%, matures October 2018 net of unamortized discount of $4,167 as of September 30, 2018.	75,833	-
Total note payable – non-related parties	790,098	642,910
Less current portion	790,098	642,910
Notes payable – non-related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

During the three months ended September 30, 2018, one note was amended to extend the maturity date. The Company evaluated the amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On August 16, 2018, the Company issued a note to an unrelated party for $52,000 as part of an Accounts Receivable Financing Agreement, which included $50,000 in proceeds and an OID of $2,000, that matures on November 16, 2018. The note bears 0% interest per annum.

On September 28, 2018, the Company issued a note to an unrelated party for $80,000, which included $75,000 in proceeds and an OID of $5,000, that matures on October 10, 2018. The note bears 0% interest per annum.

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	$-
Series A-1 Convertible Preferred	3,000,000	2,585,000	3,581,964
Series B Convertible Preferred	200,000	3,500	35,000
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	-
Series E Convertible Preferred	1,000,000	275,000	-
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,000	3,109,044	$3,616,964

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the three months ended September 30, 2018 the Company did not issue shares of Series A-1 Preferred.

During the fiscal year ended June 30, 2018 the Company did not issue shares of Series A-1 Preferred.

During the three months ended September 30, 2018 and 2017, the outstanding Preferred Stock accumulated $56,367 and $56,367 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of September 30, 2018 were approximately $1,190,773.

NOTE 6 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 194,167,500 issued (of which 30,721,165 are to be issued) as of September 30, 2018 and 162,287,902 issued (of which 28,841,381 are to be issued) as of June 30, 2018. The activity surrounding the issuances of the Common Stock is as follows:

For the Three Months Ended September 30, 2018

The Company issued 17,326,372 shares of Common Stock for the conversion of notes and accrued interest valued at $274,310.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 6 – COMMON STOCK - continued

The Company issued 9,385,000 shares of Common Stock as payment for services valued at $366,015.

As share-based compensation to employees and non-employees, the Company issued 2,168,226 shares of common stock valued at $65,047, based on the market price of the stock on the date of issuance.

As part of a provision in a note payable, the Company issued 3,000,000 shares of common stock valued at $90,000 based on the market price on the date of issuance.

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

Stock Purchase Options

During the three months ended September 30, 2018, the Company did not issue any stock purchase options, and 25,000 expired.

During the fiscal year ended September 30, 2018, the Company issued 3,593,750 stock purchase options.

During the fiscal year ended September 30, 2018, the Company did not issue stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the three months ended September 30, 2018.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2018	525,000	$0.05	$0.16	3.81	$93,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(25,000)	-	-	-	(3,750)
Outstanding as of September 30, 2018	500,000	$0.05	$0.17	3.75	$90,000

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

Stock Purchase Warrants

During the three months ended September 30, 2018, the Company issued warrants to purchase a total of 6,593,750 in conjunction with issuance of two promissory notes valued at $195,150. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	September 30, 2018	June 30, 2018
Expected volatility	125-211%	105-304%
Expected dividends	0%	0%
Expected term	0-5 Years	0-5 Years
Risk-free interest rate	2.00-2.91%	0.96-2.73%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three months ended September 30, 2018.
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2018	41,759,597	$0.32	$0.40	3.01	$13,291,022
Granted	6,593,750	0.07	0.04	4.09	443,750
Exercised	-	-	-	-	-
Cancelled/Expired	(3,628,068)	0.33	-	-	(1,214,034)
Outstanding as of September 30, 2018	44,725,279	$0.28	$0.33	3.17	$12,520,738

NOTE 8 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2018 and June 30, 2018. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $612,212 and $202,820, and derivative expense of $1,043,090 and $137,466 during the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, and June 30, 2018, the fair market value of the derivatives aggregated $2,864,661 and $2,815,520, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 210.59 – 124.95%, and a discount rate of 2.91 – 2.00%.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS - continued

Liabilities measured at fair value on a recurring basis at September 30, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,864,661	$2,864,661

Liabilities measured at fair value on a recurring basis at June 30, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,815,520	$2,815,520

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,573.50 per month, and the total remaining obligations under these leases at September 30, 2018, were approximately $0.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at September 30, 2018, were approximately $8,720.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,450 per month, and the total remaining obligations under this lease at September 30, 2018, were approximately $180,720.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,100 per month, and the total remaining obligations under this lease at September 30, 2018, were approximately $76,945.

During the three months ended September 30, 2018 and 2017, the operating lease expense totaled $90,586 and $90,209.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2019	110,833
2020	131,475
2021	24,077
2022	-
2023	-
Total	$266,385

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 2018 were approximately $1,190,773.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

NOTE 11 – INVENTORIES

Inventories are stated at the first in first out and consisted of the following:

	September 30, 2018	June 30, 2018

Components	$2,568	$-
Finished Goods	-	-
Allowance / Reserve	-	-
Totals	$2,568	$-

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

During the subsequent period, one note was amended to extend the maturity date. The Company paid $6,500 as additional consideration to extend the note. The Company evaluated the amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. On March 28, 2018, the Company issued a convertible note to an unrelated party for $26,000 that matures May 18, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (2) days to the date of conversion. On October 16, 2018, the Company paid principal of $26,000 and accrued interest of $1,284 and converted $8,085 as an early out payment for 700,000 shares of common stock fully paying off the note.

On May 12, 2017, the Company issued a convertible note to an unrelated company for $265,000 that matures on February 17, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at the lesser of $.31 and 60% of the lowest closing bids 25 days prior to the conversion date. On November 7, 2018, the note converted principal of $3,377, $8,383 in interest, and $250 in conversion fees for 1,000,000 shares of common stock.

On August 2, 2018, the Company issued a convertible note to an unrelated party for $106,795 that matures August 2, 2019 in exchange for an existing note for $100,000 issued on November 21, 2017 and $6,795 in accrued interest. The note is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids 20 days prior to the conversion per share. On October 16, 2018, the note converted a principal of $30,143 and accrued interest of $6,795 for 3,697,237 shares of common stock.

On October 19, 2018, the Company issued a convertible note to an unrelated company for $270,000, which includes proceeds of $249,750 and $20,250 in OID, that matures on October 19, 2019. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest Trading Price for the Common Stock during the thirty Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As additional consideration the Company also issued 1,814,516 warrants. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

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

General

Corporate Background

We are a Delaware corporation, incorporated on about May 12, 1988, and traded on an over the counter market (ticker symbol OTCQB: AFTM). As of September 30, 2018, there were 184,782,500 shares of Common Stock issued and outstanding. The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

Quarterly Summary

Highlights for the period ending September 30, 2018, over the comparable period last year:

●
Revenue more than doubled to $534,522

●
Current liabilities were reduced by over $2,000,000 (net of derivative liabilities)

●
The Company received purchase orders for 15,000 Aftermaster Pro units to supply the Home Shopping Network (HSN).

During the quarter, the Company received purchase orders for 15,000 Aftermaster Pro units. 3,000 of the 15,000 units have been shipped. The balance of 12,000 units are expected to be supplied in the coming months. The Company’s ability to deliver on the purchase orders and other sales is subject to the Company continuing to secure sufficient manufacturing and operating capital, as well as reliable product manufacturing. With such resources, the Company expects to see substantial growth in the coming year from both its existing operations and the new products that it plans to introduce.

The Company’s share price continued to be depressed during the quarter primarily due to share sales arising from various convertible notes that the Company had entered into over approximately the last eighteen months. The Company is actively working to reduce its note debt and over the last nine months it has reduced such debt by $3,750,000.

In October of 2018, the Company hired a new head of marketing and an accompanying team to focus on licensing the Company’s unique and award winning audio technology, as well as build sales for its current and future products.

Business and Products

Adventego Strategic Partnership

On May 6, 2018 the Company entered into a Strategic Partnership Agreement with Advantego Corporation of Denver, Colorado, wherein Adventego will have the rights to promote and distribute Aftermaster’s proprietary consumer TV audio product, Aftermaster Pro (patents issued and pending), to thousands of professional clinics serving people with hearing loss (audiological) market in North America. Advantego Corporation designs, develops and implements digital communications and intelligent software solutions as a specialized Business Process as a Service (BPaaS). The Aftermaster Pro will be added to a marketing campaign that Adventego is undertaking with its strategic partners to promote public awareness about hearing loss and provide support products to patients and family members visiting up to 15,000+ audiological hearing aid clinics in North America.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Aftermaster Pro is especially coveted by those with hearing loss for watching TV. Aftermasters new HearClear TV™ product is aimed specifically at those with hearing loss and it not only boosts and clarifies TV dialogue but also delivers unparalleled clarity, depth, fullness and volume throughout the entire frequency range without any compromises. Unlike other audio post-production processes, Aftermaster preserves the original intention of an audio event and brings greater clarity, depth and amplitude to all audio elements without changing the integrity of the underlying production.

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

Recording Studios

Aftermaster operates six (6) recording and mastering studios at its Hollywood California facility. The Company’s engineers mix and master music for both independent and high profile artists. When available, the Company also rents its studios to third party artists and producers.

The Company completed an extensive renovation and subsequently opened a world-class music recording studio originally built by music legend Graham Nash and made famous by Crosby, Stills and Nash in 1977, which is located adjacent to its existing studios in Hollywood at the Crossroads of the World complex. The studio is equipped with state-of-the-art recording and mixing equipment, and it is used for both audio research and development as well as to generate revenue from rental to musicians such as Usher and Joe Perry. It is the largest of the recording studios that Aftermaster operates at its studio facilities in Hollywood.
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

Home Shopping Network

On April 15, 2017, the Company introduced its Aftermaster Pro personal TV re-mastering device on national television on the Home Shopping Network (HSN) during two 15-minute infomercials. The Home Shopping Network is one of the world’s largest television retailers. The launch was considered very successful and HSN has subsequently issued multi purchase orders for thousands more units. New airing dates began on June 9, 2017, and have been followed by multiple airings with the latest being in October, 2018. HSN provides a unique format which providesthe Company with the opportunity to showcase the quality of the product, while explaining the differentiating features and operation of its Aftermaster Pro on national television. The Company expects that Aftermaster Pro will continue to be featured on HSN and other television, online and store based retailers.

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

The Aftermaster Pro is for sale on HSN TV and HSN.com and several other prominent online retail outlets including Amazon.com, Walmart.com, Hammacher Schlemmer, as well as through the Company’s own website, Aftermasterpro.com.

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

In addition, the Company also completed the development of a new portable TV audio remastering product called HearClear TV™, which is based on its Aftermaster Pro product. HearClear is aimed at people with hearing loss and will initially be available through audiological clinics. In addition, the Company also completed the development of a product called the Aftermaster Superbar™ which is the Company's first soundbar product. The new Superbar™ will include Aftermasters award winning and patented Aftermaster audio technology. The Company expects to begin manufacturing the Superbar™ late this year or in the first quarter of 2019.

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

The algorithm and chips allow consumer product manufacturers an opportunity to offer a significantly improved and differential audio experience in their products without having to significantly change hardware and form factor designs. Through the combined relationships of the Company and ON, we hope to generate revenues for both parties through the sale of the ON/Aftermaster chips and software licensing.

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

Employees

As of September 30, 2018, we employed ten full-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees are good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,573.50 per month, and the total remaining obligations under these leases at September 30, 2018, were approximately $0.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on February 28, 2019. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at September 30, 2018, were approximately $8,720.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,450 per month, and the total remaining obligations under this lease at September 30, 2018, were approximately $180,720.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,100 per month, and the total remaining obligations under this lease at September 30, 2018, were approximately $76,945.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Revenues
	For the Three Months Ended
	September 30,
	2018	2017
Aftermaster Revenues	$145,413	$120,715
Product Revenues	389,109	94,681
Total Revenues	$534,522	$215,396

We currently generate revenue from our operations through three activities: Aftermaster Pro consumer electronic product, Aftermaster recording studios, and mastering services.

Aftermaster revenues are generated primarily from Aftermaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the Aftermaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. Product revenues for the three months ended September 30, 2018, increased to $389,109, as compared to $94,681 for the comparable the three months ended September 30, 2017, respectively. The increase in product revenues are due to the company selling Aftermaster Pro through our website (www.Aftermasterpro.com) and through consumer retail distribution channels.

In the aggregate, total Company revenues increased to $534,522 for the three months ended September 30, 2018, as compared to total revenues of $215,396 for the three months ended September 30, 2017, due to the company launching the Aftermaster TV Pro online sales and recognition of deferred revenues from presales.

Cost of Revenues
	For the Years Ended
	March 31,
	2018	2017
Cost of Revenues (excluding depreciation and amortization)	$417,757	$156,328

Cost of sales consists primarily of manufacturing cost of the Aftermaster Pro TV consumer electronic product, Aftermaster Studio Rent, Consultants, senior engineers, and excludes depreciation and amortization on fixed assets. The increase in cost of sales for the three months ending September 30, 2018, over the comparable quarter, is attributable, primarily, to an increase in manufacturing cost for the Aftermaster Pro TV. The company had cost of revenues in the amount of $417,757 for the three months ending September 30, 2018, as compared to $156,328 for the three months ending September 30, 2017.

Other Operating Expenses

	For the Three Months Ended
	September 30,
	2018	2017
Depreciation and Amortization Expense	$23,467	$38,969
Research and Development	2,600	2,194
Advertising and Promotion Expense	54,369	2,016
Legal and Professional Expense	11,030	14,190
Non-Cash Consulting Expense	65,116	76,438
General and Administrative Expenses	849,187	786,990
Total	$1,005,769	$920,797

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, public relations and information technology personnel; rent and facilities; and expenses related to the issuance of stock compensation. During the three months ended September 30, 2018, General and administrative expenses increase by $62,197 as compared to the three months ended September 30, 2017. The increase is primarily due to the company using a third-party consulting to help with the business operations.

During the three months ended September 30, 2018, Research and Development costs increased to $2,600 from $2,194, Advertising and Promotion increased to $54,369 from $2,016, Legal and Professional fees decreased to $11,030 from $14,190 and consulting services decreased to $65,116 from $76,438, as compared to the three months ended September 30, 2017. The increase is primarily due to the company using social media advertising to help generate sales. The increase in Research and Development was not material compared to the three months ended September 30, 2017. The increases in Advertising and Promotion are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product. Legal and Professional fees decrease are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs. The decrease in consulting expenses are primarily due to issuing fewer stock for services compared to the three months ended September 30, 2017.

Other Expense
	For the Three Months Ended
	September 30,
	2018	2017
Interest Expense	$(806,650)	$(855,451)
Derivative Expense	(1,043,090)	(137,466)
Change in Fair Value of Derivative	612,212	202,820
Gain on Extinguishment of Debt	-	90,042
Total	$(1,237,528)	$(700,055)

The other expenses during the quarter ended September 30, 2018, totaling $1,237,528 of expenses, which consists of interest expense, derivative expense, change in fair value of derivative. During the comparable period in 2017, other expenses totaled $700,055. Interest expense has decreased primarily due to an decrease in non-cash interest expense relating to amortization of recent debt discount. These additional borrowings have been used in the development of the Aftermaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Gain on extinguishment of debt decreased in the current period due to there being no notes extinguished in the current period.

Net Loss
	For the Three Months Ended
	September 30,
	2018	2017
Net Loss	$(2,126,532)	$(1,561,784)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants. Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505, Equity Based Payments to Non-Employees”, these non-cash issuances are expensed at the equity instruments fair market value. Absent these large stock-based compensations of $65,116 and $76,438, derivative expense of $1,043,090 and $137,466, loss on the change in the derivative liability of $612,212 and $202,820 for the three months ended September 30, 2018 and 2017, our net loss would have been $1,630,538 and $1,556,919 for three months ended September 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $534,522 during the three months ended September 30, 2018 as compared to $215,396 in the comparable quarter of 2017. The Company has incurred losses since inception of $78,683,282. At September 30, 2018, the Company has negative working capital of $7,990,353, which was a decrease in working capital of $347,206 from June 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company had cash of $135,873 as of September 30, 2018, as compared to $390,191 as of June 30, 2018. The decrease is a result of the company entering into two (2) notes payable resulting in net proceeds of $125,000, four (4) related notes payable resulting in net proceeds of $39,000, and five (5) convertible notes payable resulting in net proceeds of $577,850 compared to ten (10) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $168,500, three (3) notes payable resulting in net proceeds of $175,000, one (1) related notes payable resulting in net proceeds of $18,000, and ten (10) convertible notes payable resulting in net proceeds of $438,500 to the Company in the prior year. This amount was also decreased by operational costs, payments of obligations from convertible notes, notes, and lease payables. The company had more expenses during the quarter then the funding which resulted in a decrease in cash. The decrease is related to the company having less funding during the quarter ending September 30, 2018 as compared to June 30, 2018.

The Company had prepaid expense of $809,273 as of September 30, 2018, as compared to $388,374 as of June 30, 2018. The increase is due to the Company entering into a consulting agreement prepaid with 9,385,000 shares of common stock valued at $366,015 and an advisory agreement in the form of a $120,000 convertible note payable, offset by amortizing the prepaid expenses totaling $65,116 over the three months ended September 30, 2018.

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

As of September 30, 2018, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 4T. CONTROLS AND PROCEDURES - continued

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In order to reduce the impact of these weaknesses to an acceptable level, we contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC. However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2018 and June 30, 2017, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of September 30, 2018 and June 30, 2018 were ineffective, based on COSO’s framework.

The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored, and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation. To the best of the knowledge of our management, there are no material litigation matters pending or threatened against us.

ITEM 1A - RISK FACTORS

Not required.

ITEM 2. RECENT SALE OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

AFTERMASTER, INC.

Date: November 19, 2018	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: November 19, 2018	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: November 19, 2018	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary