Form 10-Q
period 2018-12-31
AFTERMASTER, INC.
filed 2019-02-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

⌧ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

⌧ Yes ☐ No (Not required)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	⌧
Emerging growth company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ⌧ No

At February 14, 2019, the number of shares outstanding of Common Stock, $0.001 par value, was 217,346,210 shares of which 50,176,080 are to be issued.

AFTERMASTER, INC.

INDEX
PART I - FINANCIAL INFORMATION

AFTERMASTER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2018	2018

ASSETS

Current Assets
Cash and cash equivalents	$133,376	$390,191
Accounts receivable, net	368,438	203,720
Prepaid expenses	557,276	388,374

Total Current Assets	1,059,090	982,285

Property and equipment, net	96,465	143,360

Deposits	24,217	25,117

Total Assets	$1,179,772	$1,150,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$1,729,543	$1,592,257
Accrued interest	634,894	351,189
Deferred revenue	421	2,400
Accrued consulting services - related party	118,585	70,621
Derivative Liability	3,490,023	2,815,520
Notes payable - related party	188,500	76,000
Notes payable, net of discount of $30,999 and $77,090, respectively	971,001	642,910
Convertible notes payable - related party, net of discount of $955 and $4,422, respectively	118,545	115,078
Convertible notes payable, net of discount of $1,167,037 and $812,306, respectively	3,585,517	2,959,457

Total Current Liabilities	10,837,029	8,625,432

Total Liabilities	10,837,029	8,625,432

Commitments and Contingencies

Stockholders’ Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series H; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 250,000,000 shares, par value $0.001, 167,170,130 and 133,446,521 shares issued and outstanding, respectively	167,466	133,742
Common stock to be issued, 37,926,080 and 28,841,381, respectively	37,637	28,553
Additional paid in capital	71,000,100	68,916,676
Accumulated Deficit	(80,865,569)	(76,556,750)

Total Stockholders’ Deficit	(9,657,257)	(7,474,670)

Total Liabilities and Stockholders’ Deficit	$1,179,772	$1,150,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

REVENUES
AfterMaster Revenues	$126,959	$118,904	$272,372	$239,619
Product Revenues	281,105	126,162	670,214	220,843
Total Revenues	408,064	245,066	942,586	460,462

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	461,196	355,012	878,953	511,340
Depreciation and Amortization Expense	23,428	44,538	46,895	83,507
Research and Development	3,023	-	5,623	2,194
Advertising and Promotion Expense	12,199	16,649	66,568	18,665
Legal and Professional Expense	3,780	23,000	14,810	37,190
Non-Cash Consulting Expense	238,731	15,597	303,847	92,035
General and Administrative Expenses	786,347	818,042	1,635,534	1,605,032

Total Costs and Expenses	1,528,704	1,272,838	2,952,230	2,349,963

Loss from Operations	(1,120,640)	(1,027,772)	(2,009,644)	(1,889,501)

Other Income (Expense)
Interest Expense	(731,916)	(610,037)	(1,538,566)	(1,465,488)
Derivative Expense	(312,256)	(202,813)	(1,355,346)	(340,279)
Change in Fair Value of Derivative	(17,475)	906,544	594,737	1,109,364
Gain on Extinguishment of Debt	-	-	-	90,042

Total Other Income (Expense)	(1,061,647)	93,694	(2,299,175)	(606,361)

Loss Before Income Taxes	(2,182,287)	(934,078)	(4,308,819)	(2,495,862)
Income Tax Expense	-	-	-	-
NET LOSS	$(2,182,287)	$(934,078)	$(4,308,819)	$(2,495,862)

Preferred Stock Accretion and Dividends	(56,367)	(56,367)	(112,734)	(112,734)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,238,654)	$(990,445)	$(4,421,553)	$(2,608,596)

Basic and diluted Loss Per Share of Common Stock	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Number of Shares Outstanding	166,333,423	124,080,046	154,374,704	121,773,934

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(2,238,654)	(990,445)	(4,421,553)	(2,608,596)
Unrealized loss on AFS Securities	-	10,860	-	(64,800)
COMPREHENSIVE LOSS	$(2,238,654)	$(979,585)	$(4,421,553)	$(2,673,396)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2018	2017

OPERATING ACTIVITIES

Net Loss	$(4,308,819)	$(2,495,862)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	46,895	83,508
Share-based compensation - Common Stock	125,676	187,623
Common stock issued for services	303,874	-
Common stock issued as incentive with convertible debt	-	16,897
Amortization of debt discount and issuance costs	1,054,407	877,382
(Gain)/Loss on extinguishment of debt	-	(90,042)
Derivative expense	1,355,346	340,279
(Gain)/Loss remeasurement of derivative	(594,737)	(1,109,364)
Changes in Operating Assets and Liabilities:
Accounts receivables	(164,718)	27,389
Inventory	-	(235,498)
Other assets	62,989	96,135
Deposits	900	-
Accounts payable and accrued expenses	137,289	270,240
Accrued interest	413,907	677,525
Deferred revenue	(1,979)	(83,871)
Accrued consulting services - related party	47,964	10,355

Net Cash Used in Operating Activities	(1,521,006)	(1,427,304)

INVESTING ACTIVITIES

Purchase of property and equipment	-	(5,424)
Purchase of intangible assets	-	(3,150)

Net Cash Used in Investing Activities	-	(8,574)

FINANCING ACTIVITIES

Common Stock issued for cash	-	222,750
Proceeds from notes payable	300,000	425,000
Repayments of notes payable	(36,000)	(16,000)
Proceeds from notes payable - related party	112,500	68,000
Repayments of notes payable - related party	-	(45,000)
Proceeds from convertible notes payable	1,077,350	1,147,036
Repayments of convertible notes payable	(189,659)	(453,000)
Lease Payable	-	(1,937)
Net Cash Provided by Financing Activities	1,264,191	13,46,849

NET CHANGE IN CASH	(256,815)	(89,029)
CASH AT BEGINNING OF PERIOD	390,191	250,728

CASH AT END OF PERIOD	$133,376	$161,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$160,251	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$-	$184,821
Conversion of notes and Interest into common stock	$421,333	$34,000
Derivative Liability	$1,077,350	$677,139
Conversion of Derivative Liability	$1,163,456	$-
Market To Market on Available For Sale securities	$-	$64,800
Common stock issued with convertible debt	$-	$15,963
Common stock issued for prepaid expenses	$415,765	$22,800
Convertible notes payable issued for prepaid expenses	$120,000	$-
Original Issue Discount	$184,146	$79,965
Assignment of Debt	$11,238	$-
Conversion of accrued interest into common stock	$-	$217,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2018 audited financial statements. The results of operations for the period ended December 31, 2018 is not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $80,865,569, negative working capital of $9,777,939 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Accounts Receivables

Accounts receivable are stated at amounts management expects to collect. An allowance for doubtful accounts is provided for uncollectible receivables based upon management’s evaluation of outstanding accounts receivable at each reporting period considering historical experience and customer credit quality and delinquency status. Delinquency status is determined by contractual terms. Bad debts are written off against the allowance when identified. Allowance for doubtful accounts were $47,616 and $0 as of December 31, 2018 and June 30, 2018, respectively.

Fair Value Instruments

The carrying amounts reported in the balance sheets for accounts receivable and accounts payable and other accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

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
December 31, 2018 (Unaudited)

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

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to July 5, 2016 until the note was converted on the same day were derivative liabilities. The Company used this sequencing policy, whereby all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to August 19, 2016 until the note was converted on August 22, 2016 were derivative liabilities. The Company used this sequencing policy, whereby all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to October 3, 2016 and November 15, 2016 until the notes were converted on the same day were derivative liabilities. The Company again used this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to January 1, 2017 until the note was converted on January 4, 2017 were derivative liabilities.

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

Income Taxes

There is no income tax provision for the six months ended December 31, 2018 and 2017 due to net operating losses for which there is no benefit currently available.

At December 31, 2018, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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

The Company’s revenues are generated from Aftermaster products and services, Aftermaster Pro, sessions revenue, and remastering. Revenues related to Aftermaster Pro sells through consumer retail distribution channels and through our website. For sales through consumer retail distribution channels, revenue recognition occurs when title and risk of loss have transferred to the customer which usually occurs upon shipment to the customers. We established allowances for expected product returns and these allowances are recorded as a direct reduction to revenue. Return allowances are based on our historical experience. Revenues related to sessions and remastering are recognized when the event occurred.

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

	For the Six Months Ended December 31 2018

	Professional	Transaction	Total
Geography	services	based

North America	$272,372	$670,214	$942,586
International	-	-	-
Total	$272,372	$670,214	$942,586

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

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

The Company accounts for a contract with a customer when there is an approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. The Company’s distinct performance obligations consist mainly of transferring control of its products identified in the contracts, purchase orders or invoices and implied PCS services.

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

The impact from adopting Topic 606 on the Company’s condensed consolidated financial statements was as follows:

	As of December 31, 2018
Condensed Consolidated Balance Sheets	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
ASSETS
Accounts receivable	368,438	417,769	49,331
Total Current Assets	1,059,090	1,108,421	49,331
Total Assets	$1,179,772	$1,229,103	$49,331
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and other accrued expenses	1,729,543	1,769,553	40,010
Total Current Liabilities	10,837,029	10,868,798	31,769
Total Liabilities	$10,837,029	$10,868,798	$31,769
Accumulated Deficit	(80,865,569)	(80,817,319)	48,250
Total Stockholders’ Deficit	(9,657,257)	(9,639,695)	17,562
Total Liabilities and Stockholders’ Deficit	$1,179,772	$1,229,103	$49,331

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended December 31, 2018			Six months ended December 31, 2018
	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
Product Revenues	$281,105	$330,436	$49,331	$670,214	$719,545	$49,331
Total Revenues	408,064	457,395	49,331	942,586	991,917	49,331
Cost of Revenues (Exclusive of Depreciation and Amortization)	461,196	501,206	40,010	878,953	918,963	40,010
Total Costs and Expenses	1,528,704	1,568,714	40,010	2,952,230	2,992,240	40,010
Total Loss from Operations	(1,120,640)	(1,111,319)	9,321	(2,009,644)	(2,000,323)	9,321
Loss Before Income Taxes	(2,182,287)	(2,172,966)	9,321	(4,308,819)	(4,299,498)	9,321
NET LOSS	(2,182,287)	(2,172,966)	9,321	(4,308,819)	(4,299,498)	9,321
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(2,238,654)	(2,229,333)	9,321	(4,421,553)	(4,412,232)	9,321
COMPREHENSIVE LOSS	(2,238,654)	(2,229,333)	9,321	(4,421,553)	(4,412,232)	9,321

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cost of Revenues

The Company’s cost of revenues includes studio lease expense, employee costs, component and finished goods expense, and other nominal amounts. Costs associated with products are recognized at the time of the sale. Costs incurred to provide services are recognized as cost of revenues as incurred. Depreciation is not included within cost of revenues.

Loss Per Share

Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the three and six months ended December 31, 2018 and 2017 of $56,367 and $112,734, respectively.

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

For the three and six months ended December 31, 2018 and 2017, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 234,671,382 and 90,410,737 at December 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The new ASU will be effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

Convertible Notes Payable – Related Parties

Convertible notes payable due to related parties consisted of the following as of December 31, 2018 and June 30, 2018, respectively:

Convertible Notes Payable – Related Parties

	December 31,	June 30,
	2018	2018

$30,000 face value, issued in August 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matures June 2019, a gain on extinguishment of debt was recorded totaling $3,818 in prior period net unamortized discount of $0 as of December 31, 2018 and June 30, 2018.	$30,000	$30,000

$5,000 face value, issued in September 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures June 2019, net amortized discount of $0 and $607 as of December 31, 2018 and June 30, 2018, respectively.	5,000	4,393

$10,000 face value, issued in November 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures June 2019.	10,000	10,000

$25,000 face value, issued in December 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures June 2019, net amortized discount of $0 and $1,890 as of December 31, 2018 and June 30, 2018, respectively.	25,000	23,110

$10,000 face value, issued in January 2018, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures January 2019, net unamortized discount of $265 and $534 as of December 31, 2018 and June 30, 2018, respectively. The note is currently in default.	9,735	9,466

$15,000 face value, issued in January 2018, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures January 2019, net unamortized discount of $690 and $1,391 as of December 31, 2018 and June 30, 2018, respectively. The note is currently in default.	14,310	13,609

$24,500 face value, issued in February 2018, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019.	24,500	24,500

Total convertible notes payable – related parties	118,545	115,078

Less current portion	118,545	115,078

Convertible notes payable – related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE – continued

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

During the six months ended December 31, 2018, four notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that three of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

Convertible Notes Payable - Non-Related Parties

Convertible notes payable due to non-related parties consisted of the following as of December 31, 2018 and June 30, 2018, respectively:

Convertible Notes Payable - Non-Related Parties

	December 31,	June 30,
	2018	2018
$7,000 face value, issued in July 2014, interest rate of 6% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019.	$7,000	$7,000

$100,000 face value, issued in February 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.30 per share, matures February 2019.	100,000	100,000

$25,000 face value, issued in February 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.40 per share, matures February 2019.	25,000	25,000

$100,000 face value, issued in March 2016, interest rate of 10%, matured October 2018. The note is currently in default.	100,000	100,000

$10,000 face value, issued in March 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.40 per share, matured October 2018. The note is currently in default.	10,000	10,000

$50,000 face value, issued in July 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matured October 2018. The note is currently in default.	50,000	50,000

$50,000 face value, issued in August 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matures October 2018. The note is currently in default.	50,000	50,000

$1,000,000 face value, issued in September 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.40 per share, matured October 2018. The note is currently in default.	1,000,000	1,000,000

$149,000 face value, issued in February 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids twenty (20) days prior to the conversion date or $0.60 per share, matured June 2018, of which $55,238 was converted. The note is currently in default.	93,762	79,340

$224,000 face value, issued in February 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids twenty (20) days prior to the conversion date or $0.60 per share, matured June 2018, of which $99,458 was converted. The note is currently in default.	124,542	98,508

$265,000 face value, issued in May 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $.31 and 60% of the lowest closing bids twenty-five (25) days prior to the conversion date, matured February 2018, of which 98,585 was converted. The note is currently in default.	166,415	200,412

$100,000 face value, issued in June 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $.17 per share, matured June 2018. The note is currently in default.	100,000	100,000

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE – continued

$78,000 face value, issued in July 2017, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured May 2018, of which $72,000 was converted. The note is currently in default.	6,000	6,000

$10,000 face value, issued in August 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019.	10,000	9,271

$53,000 face value, issued in August 2017, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured June 2018. The note currently is in default.	53,000	53,000

$10,000 face value, issued in September 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured September 2018, net amortized discount of $0 and $4,400 as of December 31, 2018 and June 30, 2018, respectively. The note is currently in default.	10,000	5,600

$100,000 face value, issued in October 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019, net amortized discount of $0 and $22,333 as of December 31, 2018 and June 30, 2018, respectively.	100,000	77,667

$115,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids thirty (30) days prior to the conversion per share, matured August 2018, net amortized discount of $0 and $50,584 as of December 31, 2018 and June 30, 2018, respectively. The note is currently in default.	115,000	64,416

$50,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured December 2018. The note is currently in default.	50,000	50,000

$66,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019, net amortized discount of $0 and $17,085 as of December 31, 2018 and June 30, 2018, respectively.	66,000	48,915

$100,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids twenty (20) days prior to the conversion per share, matured November 2018, net amortized discount of $0 and $39,452 as of December 31, 2018 and June 30, 2018, respectively, $100,000 was transferred to a new note.	-	60,548

$5,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured November 2018, net amortized discount of $0 and $1,932 as of December 31, 2018 and June 30, 2018, respectively. The note is currently in default.	5,000	3,068

$53,000 face value, issued in November 2017, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest closing bids fifteen (15) days prior to the conversion per share, matured July 2018, net amortized discount of $0 and $4,649 as of December 31, 2018 and June 30, 2018, respectively, $53,000 was converted.	-	13,821

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE – continued

$100,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured December 2018, net amortized discount of $0 and $20,137 as of December 31, 2018 and June 30, 2018, respectively. The note is currently in default.	100,000	79,863

$20,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured December 2018, net amortized discount of $0 and $4,689 as of December 31, 2018 and June 30, 2018, respectively. The note is currently in default.	20,000	15,311

$75,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019, net amortized discount of $0 and $23,180 as of December 31, 2018 and June 30, 2018, respectively.	75,000	51,820

$20,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured December 2018, net amortized discount of $0 and $6,181 as of December 31, 2018 and June 30, 2018, respectively. The note is currently in default.	20,000	13,819

$115,000 face value, issued in January 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $.12 and 57.5% of the lowest trading price during the prior thirty (30) days, matured October 2018, net amortized discount of $0 and $42,967 as of December 31, 2018 and June 30, 2018, respectively. The note is currently in default.	115,000	72,033

$20,000 face value, issued in February 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at $0.10 per share, matured February 2019, net amortized discount of $2,410 and $4,847 as of December 31, 2018 and June 30, 2018, respectively.	17,590	15,153

$75,075 face value, issued in February 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five (25) consecutive trading days including the immediately preceding the conversion date, matured November 2018, net amortized discount of $0 as of December 31, 2018 and June 30, 2018, of which $75,075 was transferred to two new notes.	-	75,075

$6,000 face value, issued in February 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures June 2019.	6,000	6,000

$10,000 face value, issued in March 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures March 2019, net amortized discount of $1,124 and $2,267 as of December 31, 2018 and June 30, 2018, respectively.	8,876	7,733

$15,000 face value, issued in March 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures March 2019, net amortized discount of $1,379 and $2,780 as of December 31, 2018 and June 30, 2018, respectively.	13,621	12,220

$100,000 face value, issued in March 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures March 2019, net amortized discount of $10,759 and $21,696 as of December 31, 2018 and June 30, 2018, respectively.	89,241	78,304

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

$26,000 face value, issued from an assignment in March 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (20) days to the date of conversion, matured October 2018, net amortized discount of $0 as of December 31, 2018 and June 30, 2018, of which $26,000 has been paid.	-	26,000

$150,000 face value, issued in April 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.05 and 57.5% of the lowest closing bids twenty (20) days prior to the conversion date, matured January 2019, net amortized discount of $35,016 and $105,818 as of December 31, 2018 and June 30, 2018, respectively. The note is currently in default.	124,984	44,182

$400,000 face value, issued from an assignment in April 2018 of $355,000 in principal and an OID of $45,000, interest rate of 10% and is convertible into shares of the Company’s common stock at rate of 55% of the average trading price for the prior three (3) trading days, matures April 2019, net amortized discount of $17,014 and $36,000 as of December 31, 2018 and June 30, 2018, respectively, of which $223,198 has been converted.	159,788	140,802

$15,000 face value, issued in April 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at rate of 55% of the average trading price for the prior three (3) trading days, matures April 2019, net amortized discount of $5,951 and $12,000 as of December 31, 2018 and June 30, 2018, respectively.	9,049	3,000

$150,086 face value, issued in May 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures May 2019, net amortized discount of $57,782 and $116,522 as of December 31, 2018 and June 30, 2018, of which $53,300 has been paid.	39,004	21,564

$135,700 face value, issued in May 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures May 2019, net amortized discount of $55,291 and $111,499 as of December 31, 2018 and June 30, 2018, of which $53,300 has been paid.	27,109	12,201

$15,651 face value, issued in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (20) days to the date of conversion, matures June 2019.	15,651	15,651

$55,718 face value, issued from an assignment in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured October 2018, net amortized discount of $0 as of December 31, 2018 and June 30, 2018, of which $55,718 has been converted.	-	55,718

$161,000 face value, issued in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures June 2019, net amortized discount of $79,620 and $160,558 as of December 31, 2018 and June 30, 2018, respectively, of which 41,300 was paid.	40,080	442

$120,000 face value, issued in July 2018 for prepaid services, interest rate of 15% and is convertible into shares of the Company’s common stock at 70% of the lowest closing price during the twenty (20) days prior to the conversion per share, matures July 2019.	120,000	-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE – continued

$23,000 face value, issued in August 2018 of $20,000 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company’s common stock at 55% of the average of the three (3) lowest closing price during the 25 days prior to the conversion per share, matures August 2019, net amortized discount of $14,619 as of December 31, 2018.	8,381	-

$575,000 face value, issued in August 2018 of $496,000 in principal and an OID of $79,000, interest rate of 10% and is convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest Trading Price for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, matures August 2019, net amortized discount of $343,425 as of December 31, 2018.	231,575	-

$23,000 face value, issued in August 2018 of $20,000 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen (15) trading days including the immediately preceding the conversion date, matures August 2019, net amortized discount of $14,619 as of December 31, 2018.	8,381	-

$41,850 face value, issued in August 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen (15) trading days to the date of conversion, matures August 2019, net amortized discount of $24,537 as of December 31, 2018.	17,313	-

$290,323 face value, issued in October 2018 of $249,750 in principal and an OID of $40,573, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.12 or 70% of the lowest Trading Price for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, matures October 2019, net amortized discount of $232,258 as of December 31, 2018.	58,065	-

$290,323 face value, issued in December 2018 of $249,750 in principal and an OID of $40,573, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.12 or 70% of the lowest Trading Price for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, matures December 2019, net amortized discount of $271,233 as of December 31, 2018.	19,090	-

Total convertible notes payable – non-related parties	3,585,517	2,959,457

Less current portion	3,585,517	2,959,457

Convertible notes payable – non-related parties, long-term	$-	$-

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

During the six months ended December 31, 2018, ten notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that nine of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matured in June 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of $.40 per share or 60% of the average three lowest closing bids twenty (20) days prior to the conversion date. On September 10, 2018, the note converted the principal of $23,966 and $5,966 in accrued interest into for 1,800,000 shares of common stock.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matured in June 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of $.40 per share or 60% of the average three lowest closing bids twenty (20) days prior to the conversion date. On September 10, 2018, the note converted the principal of $15,578 and $4,222 in accrued interest into for 1,200,000 shares of common stock.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

On May 12, 2017, the Company issued a convertible note to an unrelated company for $265,000 that matured on February 17, 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at the lesser of $.31 and 60% of the lowest closing bids twenty-five (25) days prior to the conversion date. On August 24, 2018, the note converted principal of $30,620, $7,380 in interest, and $250 in conversion fees for 2,500,000 shares of common stock. On November 7, 2018, the note converted principal of $3,377, $8,373 in interest, and $250 in conversion fees for 1,000,000 shares of common stock.

On November 21, 2017, the Company issued a convertible note to an unrelated party for $100,000 that matured on November 21, 2018. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids twenty (20) days prior to the conversion per share. On August 16, 2018, the Lender assigned principal of $100,000 and accrued interest of $6,795 an unrelated party.

On November 28, 2017, the Company issued a convertible note to an unrelated party for $53,000 that matured on July 16, 2018. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 61% of the lowest closing bids fifteen (15) days prior to the conversion per share. On July 9, 2018, the note converted the remainder of the principal of $18,470 and $2,524 for 914,934 shares of common stock.

On February 21, 2018, the Company issued a convertible note to an unrelated party for $6,000 that matured April 1, 2018. The note was amended on August 24, 2018, to extend the maturity date to June 30, 2019. The note bears 10% interest per annum. The note is convertible into shares of the Company’s common stock at $0.10 per share. The note was amended on August 24, 2018, to extend the maturity date to June 30, 2019. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On February 16, 2018, the Company issued a convertible note to an unrelated party for $75,075 that matured on November 16, 2018. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five (25) consecutive trading days including the immediately preceding the conversion date. On August 16, 2018, the Lender assigned principal and accrued interest of $39,759 to two unrelated parties.

On March 28, 2018, the Company issued a convertible note to an unrelated party for $26,000 that matured May 18, 2018. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (20) days to the date of conversion. On October 16, 2018, the Company paid principal of $26,000 and accrued interest of $1,284 and converted $8,085 as an early out payment for 700,000 shares of common stock fully paying off the note.

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

On July 2, 2018, the Company issued a convertible note to an unrelated company for $120,000 as part of an advisory agreement for prepaid services over a twelve-month period that matures on July 2, 2019. The note bears 15% interest per annum and is convertible into shares of the Company’s common stock at 70% of the lowest closing bids twenty (20) days prior to the conversion per share. As additional consideration  the Company also issued 3,000,000 warrants. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On August 2, 2018, the Company issued a convertible note to an unrelated party for $106,795 that matures August 2, 2019 in exchange for an existing note for $100,000 issued on November 21, 2017 and $6,795 in accrued interest. The note is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids twenty (20) days prior to the conversion per share. On August 24, 2018, the note converted a principal of $69,857 for 5,217,098 shares of common stock. On October 16, 2018, the note converted the remaining principal of $36,938 for 3,697,237 shares of common stock.

As part of the assignment of the convertible note for $106,795 on August 2, 2018, the Company issued a convertible note to an unrelated party for $41,850 that matures August 2, 2019 as an early out payment. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen (15) trading days to the date of conversion.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

On August 2, 2018, the Company issued a convertible note to an unrelated company for $575,000, which includes proceeds of $496,000 and $79,000 in OID, that matures on August 2, 2019. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest Trading Price for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As additional consideration the Company also issued 3,593,750 warrants. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On August 16, 2018, the Company issued a convertible note to an unrelated party for $39,759, that matures August 2, 2019 in exchange for an existing note for $37,538 issued on February 16, 2018 and $2,221 in accrued interest. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five (25) consecutive trading days including the immediately preceding the conversion date. On August 16, 2018, the new note holder converted the entire $39,759 balance for 2,839,920 shares of common stock.

On August 16, 2018, the Company issued a convertible note to an unrelated party for $39,759, that matures August 2, 2019 in exchange for an existing note for $37,538 issued on February 16, 2018 and $2,221 in accrued interest. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five (25) consecutive trading days including the immediately preceding the conversion date. On August 31, 2018, the other new note holder paid the entire $39,759 balance.

On August 20, 2018, the Company issued a convertible note to an unrelated party for $23,000, which includes proceeds of $20,000 and $3,000 in OID, that matures August 20, 2019. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 55% of the average of the three lowest closing prices for common stock on principal market during the twenty-five (25) consecutive trading days including the immediately preceding the conversion date.

On August 20, 2018, the Company issued a convertible note to an unrelated party for $23,000, which includes proceeds of $20,000 and $3,000 in OID, that matures August 20, 2019. The note bears 12% interest per annum. The note is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen (15) trading days including the immediately preceding the conversion date.

On October 19, 2018, the Company issued a convertible note to an unrelated company for $290,323, which includes proceeds of $249,750 and $40,573 in OID, that matures on October 19, 2019. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest Trading Price for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As additional consideration the Company also issued 1,814,516 warrants. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

On December 7, 2018, the Company issued a convertible note to an unrelated company for $290,323, which includes proceeds of $249,750 and $40,573 in OID, that matures on December 7, 2019. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest Trading Price for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As additional consideration the Company also issued 1,814,516 warrants. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

Notes Payable – Related Parties

Notes payable due to related parties consisted of the following as of December 31, 2018 and June 30, 2018, respectively:

Notes Payable – Related Parties

	December 31,	June 30,
	2018	2018

Various term notes with total face value of $30,000 issued from November 16 to February 17, interest rates of 0%, of which $5,000 has been paid.	$25,000	$25,000
$18,000 face value, issued in September 2017, interest rate of 0%, matures June 2019.	18,000	18,000
$15,000 face value, issued in October 2017, interest rate of 0%, matures June 2019.	15,000	15,000
$10,000 face value, issued in June 2018, interest rate of 0%, matures June 2019.	10,000	10,000
$8,000 face value, issued in June 2018, interest rate of 0%, matures June 2019.	8,000	8,000
$6,000 face value, issued in July 2018, interest rate of 0%, matures June 2019.	6,000	-
$6,000 face value, issued in July 2018, interest rate of 0%, matures June 2019.	6,000	-
$12,000 face value, issued in August 2018, interest rate of 0%, matures June 2019.	12,000	-
$15,000 face value, issued in September 2018, interest rate of 0%, matures June 2019.	15,000	-
$18,500 face value, issued in October 2018, interest rate of 0%, matures June 2019.	18,500	-
$15,000 face value, issued in November 2018, interest rate of 0%, matures June 2019.	15,000	-
$20,000 face value, issued in November 2018, interest rate of 0%, matures June 2019.	20,000	-
$20,000 face value, issued in December 2018, interest rate of 0%, matures June 2019.	20,000	-
Total notes payable – related parties	188,500	76,000
Less current portion	188,500	76,000
Notes payable - related parties, long term	$-	$-

During the six months ended December 31, 2018, three notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that two of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

From July 23, 2018 through December 10, 2018, the Company issued notes to a related party for a total of $112,500 that all mature on June 30, 2019. The notes bears 0% interest per annum. The Company evaluated the notes for imputed interest and found it to be immaterial.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

Notes Payable – Non-Related Parties

Notes payable due to non-related parties consisted of the following as of December 31, 2018 and June 30, 2018, respectively:

Notes Payable – Non-Related Parties

	December 31,	June 30,
	2018	2018
$52,000 face value, issued in August 2017, interest rate of 0%, matured December 2018 net of unamortized discount of $0 as of December 31, 2018 and June 30, 2018. The note is currently in default.	$52,000	$52,000
$52,000 face value, issued in August 2017, interest rate of 10%, matures February 2019 net of unamortized discount of $0 as of December 31, 2018 and June 30, 2018.	52,000	47,099
$81,000 face value, issued in September 2017, interest rate of 8% per month, matured September 2018 net of unamortized discount of $0 as of December 31, 2018 and June 30, 2018. The note is currently in default.	81,000	81,000
$50,000 face value, issued in March 2018, interest rate of 10%, matured December 2018, net amortized discount of $0 as of December 31, 2018 and June 30, 2018. The note is currently in default.	50,000	50,000
$225,000 face value, issued in March 2018, interest rate of 30%, matures March 2019 net of unamortized discount of $30,999 and $62,512 as of December 31, 2018 and June 30, 2018, respectively. The note is currently in default.	194,001	162,488
$260,000 face value, issued in June 2018, an additional $10,000 was added to principal by the noteholder, interest rate of 0%, matured December 2018 net of unamortized discount of $0 and $9,677 as of December 31, 2018 and June 30, 2018, respectively, of which $20,000 has been paid. The note is currently in default.	250,000	250,323
$52,000 face value, issued in August 2018, interest rate of 0%, matures February 2019 net of unamortized discount of $0 as of December 31, 2018.	52,000	-
$80,000 face value, issued in September 2018, interest rate of 0%, matured October 2018 net of unamortized discount of $0 as of December 31, 2018. The note is currently in default.	80,000	-
$16,000 face value, issued in October 2018, interest rate of 0%, matured November 2018 net of unamortized discount of $0 as of December 31, 2018, of which $16,000 has been paid.	-	-
$160,000 face value, issued in November 2018, interest rate of 5% per month, matures February 2019 net of unamortized discount of $0 as of December 31, 2018.	160,000	-
Total note payable – non-related parties	971,001	642,910
Less current portion	971,001	642,910
Notes payable – non-related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

During the six months ended December 31, 2018, fours notes were amended to extend the maturity date. The Company paid $36,000 and issued 100,000 one year warrants with an conversion price of $.03 per share of common stock as additional consideration to extend three of the notes. The Company evaluated the amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On August 16, 2018, the Company issued a note to an unrelated party for $52,000 as part of an Accounts Receivable Financing Agreement, which included $50,000 in proceeds and an OID of $2,000, that matured on November 16, 2018. The note bears 0% interest per annum.

On September 28, 2018, the Company issued a note to an unrelated party for $80,000, which included $75,000 in proceeds and an OID of $5,000, that matured on October 10, 2018. The note bears 0% interest per annum.

On October 24, 2018, the Company issued a note to an unrelated party for $16,000, which included $15,000 in proceeds and an OID of $1,000, that matured on November 24, 2018. The note bears 0% interest per annum. On November 19, 2018, the other new note holder paid the entire $16,000 balance.

On November 15, 2018, the Company issued a note to an unrelated party for $160,000 that matures on February 15, 2019. The note bears 5% interest per month.

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	$-
Series A-1 Convertible Preferred	3,000,000	2,585,000	3,581,964
Series B Convertible Preferred	200,000	3,500	35,000
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	-
Series E Convertible Preferred	1,000,000	275,000	-
Series H Preferred	5	-	-
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,005	3,109,044	$3,616,964

The Company’s Series A Convertible Preferred Stock (“Series A Preferred”) is convertible into Common Stock at the rate of 0.025 share of Common stock for each share of the Series A Preferred. Dividends of $0.50 per share annually from date of issue, are payable from retained earnings, but have not been declared or paid.

The Company’s Series A-1 Senior Convertible Redeemable Preferred Stock (“Series A-1 Preferred”) is convertible at the rate of 2 shares of Common Stock per share of Series A-1 Preferred. The dividend rate of the Series A-1 Senior Convertible Redeemable Preferred Stock is 6% per share per annum in cash, or commencing on June 30, 2019 in shares of the Company’s Common Stock (at the option of the Company).

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 5 – CONVERTIBLE PREFERRED STOCK - continued

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

The Company’s Series B Convertible 8% Preferred Stock (“Series B Preferred”) is convertible at the rate of 0.067 share of Common Stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum but have not been declared or paid.

The Company’s Series C Convertible Preferred Stock (“Series C Preferred”) is convertible at a rate of 0.007 share of Common Stock per share of Series C Preferred. Holders are entitled to dividends only to the extent of the holders of the Company’s Common Stock receive dividends.

The Company’s Series D Convertible Preferred Stock (“Series D Preferred”) is convertible at a rate of 0.034 share of Common Stock per share of Series D Preferred. Holders are entitled to a proportionate share of any dividends paid as though they were holders of the number of shares of Common Stock of the Company into which their shares of are convertible as of the record date fixed for the determination of the holders of Common Stock of the Company entitled to receive such distribution.

The Company’s Series E Convertible Preferred Stock (“Series E Preferred”) is convertible at a rate of 0.034 share of Common Stock per share of Series E Preferred. Holders are entitled to a proportionate share of any dividends paid as though they were holders of the number of shares of Common Stock of the Company into which their shares of are convertible as of the record date fixed for the determination of the holders of Common Stock of the Company entitled to receive such distribution.

The Company’s Series H Preferred Stock shall not be convertible into the Corporation’s Common Stock, nor shall such shares have any liquidation or dividend preference over the Corporation’s Common Stock. Series H Preferred Stock shall have the right to take action by written consent or vote based on the number of votes equal to four times the number of votes of all outstanding shares of capital stock of the Corporation such that the holders of outstanding shares of Series H Preferred Stock shall always constitute eighty percent (80%) of the voting rights of the Corporation.

The Company’s Series P Convertible Preferred Stock (“Series P Preferred”) is convertible at a rate of 0.007 share of Common Stock for each share of Series P Preferred. Holders are entitled to dividends only to the extent of the holders of the Company’s Common Stock receive dividends.

In the event of a liquidation, dissolution or winding up of the affairs of the Company, holders of Series A Preferred Stock, Series P Convertible Preferred Stock, Series C Convertible Preferred Stock have no liquidation preference over holders of the Company’s Common Stock. Holders of Series B Preferred Stock have a liquidation preference over holders of the Company’s Common Stock and the Company’s Series A Preferred Stock. Holders of Series D Preferred Stock are entitled to receive, before any distribution is made with respect to the Company’s Common Stock, a preferential payment at a rate per each whole share of Series D Preferred Stock equal to $1.00. Holders of Series E Preferred Stock are entitled to receive, after the preferential payment in full to holders of outstanding shares of Series D Preferred Stock but before any distribution is made with respect to the Company’s Common Stock, a preferential payment at a rate per each whole share of Series E Preferred Stock equal to $1.00. Holders of Series A-1 Preferred Stock are superior in rank to the Company’s Common Stock and to all other series of Preferred Stock heretofore designated with respect to dividends and liquidation.

The activity surrounding the issuances of the Preferred Stock is as follows:

During the six months ended December 31, 2018 the Company did not issue shares of Series A-1 Preferred.

During the fiscal year ended June 30, 2018 the Company did not issue shares of Series A-1 Preferred.

During the six months ended December 31, 2018 and 2017, the outstanding Preferred Stock accumulated $112,734 and $112,734 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of December 31, 2018 were approximately $1,247,140.

NOTE 6 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 205,096,210 issued (of which 37,926,080 are to be issued) as of December 31, 2018 and 162,287,902 issued (of which 28,841,381 are to be issued) as of June 30, 2018. The activity surrounding the issuances of the Common Stock is as follows:

For the Six months ended December 31, 2018

The Company issued 22,723,609 shares of Common Stock for the conversion of notes and accrued interest valued at $331,333.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 6 – COMMON STOCK - continued

The Company issued 11,885,000 shares of Common Stock as payment for services valued at $415,765.

As share-based compensation to employees and non-employees, the Company issued 5,199,699 shares of common stock valued at $125,676, based on the market price of the stock on the date of issuance.

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

As conversion of accrued interest expense on outstanding notes payable, the Company issued 1,280,162 shares of common stock valued at $217,628 based on the market price on the date of issuance.

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS

The Board of Directors on June 10, 2009 approved the 2009 Long-Term Stock Incentive Plan.  The purpose of the 2009 Long-term Stock Incentive Plan is to advance the interests of the Company by encouraging and enabling acquisition of a financial interest in the Company by employees and other key individuals.  The 2009 Long-Term Stock Incentive Plan is intended to aid the Company in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with the Company.  A maximum of 1,500,000 shares of the Company’s Common Stock is reserved for issuance under stock options to be issued under the 2009 Long-Term Stock Incentive Plan.  The Plan permits the grant of incentive stock options, nonstatutory stock options and restricted stock awards.  The 2009 Long-Term Stock Incentive Plan is administered by the Board of Directors or, at its direction, a Compensation Committee comprised of officers of the Company.

Stock Purchase Options

During the six months ended December 31, 2018, the Company did not issue any stock purchase options, and 25,000 expired.

During the fiscal year ended December 31, 2018, the Company did not issue stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the six months ended December 31, 2018.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2018	525,000	$0.05	$0.16	3.81	$93,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(25,000)	-	-	-	(3,750)
Outstanding as of December 31, 2018	500,000	$0.05	$0.17	3.50	$90,000

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

Stock Purchase Warrants

During the six months ended December 31, 2018, the Company issued warrants to purchase a total of 10,322,782, in conjunction with issuance of four promissory notes, valued at $280,922. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	December 31, 2018	June 30, 2018
Expected volatility	125-211%	105-304%
Expected dividends	0%	0%
Expected term	0-5 Years	0-5 Years
Risk-free interest rate	2.00-3.05%	0.96-2.73%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the six months ended December 31, 2018.

	Number of	Weighted Average	Weighted Average	Expiration Date
	Warrants	Exercise Price	Grant Date Fair Value	(yrs)	Value if Exercised
Balance June 30, 2018	41,759,597	$0.32	$0.40	3.01	$13,291,022
Granted	10,322,782	0.07	0.04	4.38	75,581
Exercised	-	-	-	-	-
Cancelled/Expired	(5,424,468)	0.57	-	-	(2,587,503)
Outstanding as of December 31, 2018	46,657,911	$0.23	$0.32	3.18	$10,779,100

NOTE 8 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2018 and June 30, 2018. The fair values of the derivative instruments are measured each quarter, which resulted in a gain(loss) of ($17,475) and $906,544 and $594,737 and $1,109,364, and derivative expense of $312,256 and $202,813 and $1,355,346 and $340,279 during the three and six months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, and June 30, 2018, the fair market value of the derivatives aggregated $3,490,023 and $2,815,520, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 210.59 – 124.95%, and a discount rate of 3.05 – 2.00%.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS - continued

Liabilities measured at fair value on a recurring basis at December 31, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$3,490,023	$3,490,023

Liabilities measured at fair value on a recurring basis at June 30, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,815,520	$2,815,520

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation.

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,573.50 per month, and the total remaining obligations under these leases at December 31, 2018, were approximately $0.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at December 31, 2018, were approximately $3,986.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,450 per month, and the total remaining obligations under this lease at December 31, 2018, were approximately $208,593.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,100 per month, and the total remaining obligations under this lease at December 31, 2018, were approximately $86,797.

During the three and six months ended December 31, 2018 and 2017, the operating lease expense totaled $85,180 and $92,209 and $175,766 and $182,418.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2019	$67,284
2020	126,596
2021	105,496
2022	-
2023	-
Total	$299,376

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2018 (Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES - continued

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 2018 were approximately $1,247,140.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

During the subsequent period, four notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

During January 2019, the Company issued two notes to a related party for a total of $22,000 that matures on June 30, 2019. The notes bear 0% interest per annum.

From January through February 2019, the Company issued 3,000,000 shares of Common Stock for $30,000 in cash as part of a private placement.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matured in June 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of $.40 per share or 60% of the average three lowest closing bids 20 days prior to the conversion date.  On January 22, 2019, principal of $12,499, $8,501 in accrued interest, and $500 in conversion fees were converted into 2,800,000 shares of common stock.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matured in June 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of $.40 per share or 60% of the average three lowest closing bids 20 days prior to the conversion date.  On January 24, 2019, principal of $20,208, $11,292 in accrued interest, and $500 in conversion fees were converted into 4,200,000 shares of common stock.

On February 1, 2019, the Company amended its Certificate of Incorporation in the State of Delaware to designate a series of preferred stock, the Series H Preferred Stock. Five (5) shares of preferred stock were designated as Series H Preferred Stock. The Series H Preferred Stock is not convertible into common stock, nor does the Series H Preferred Stock have any right to dividends and any liquidation preference. The holders of all outstanding Series H Preferred Stock have in the aggregate four (4) times the number of votes of all outstanding shares of capital stock of the Company.

On February 5, 2019, the Company issued 1 share of its Series H Preferred Stock to the Company’s CEO and director in consideration of $25,000 of accrued and unpaid wages, the Company’s failure to timely pay current and past salaries. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transaction did not involve a public offering.

On February 5, 2019, the Company issued 1 share of its Series H Preferred Stock to the Company’s Senior Vice President and director in consideration of $25,000 of accrued and unpaid wages, the Company’s failure to timely pay current and past salaries. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transaction did not involve a public offering.

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

Corporate Background

We are a Delaware corporation, incorporated on about May 12, 1988, and traded on an over the counter market (ticker symbol OTCQB: AFTM). As of December 31, 2018, there were 205,096,210 shares of Common Stock issued (of which 37,926,080 are to be issued).The Company’s office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Aftermaster, Inc. (“the Company” or “Aftermaster”) is an audio technology company located in Hollywood, California and Scottsdale, Arizona. The Company’s wholly-owned subsidiaries include Aftermaster HD Audio Labs, Inc. and MyStudio, Inc.

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

Aftermaster’s goal is to become one of the most innovative and important audio companies in the world through the development and licensing of proprietary audio technologies, the development and sales of leading-edge consumer and professional audio electronics products and through its contributions in the production, mixing and mastering of music, television and film audio.

Quarterly Update

The quarter ending December 31, 2018, saw an increase of $162,998 in revenues to $408,064 as compared to the same period last year. However, revenues were lower for the quarter than expected due to a shortage of product inventory due to the Company suspending the manufacturing of its Aftermaster Pro TV device in November, 2018. Manufacturing was suspended with its manufacturer due to high product cost as well as quality and reliability issues.

On January 28, 2019 the Company entered into a new manufacturing agreement with Advantego Corporation to manufacture Aftermaster’s consumer and professional hardware products. Advantego Corporation is to provide manufacturing services to the Company through subsidiaries of Sichuan Jiuzhou Electric Group Co., Ltd, one of China’s largest and most respected manufacturers. The Advantego Corporation agreement will also provide the Company with much-needed human resources, engineering expertise and overseas management to efficiently manufacture our products in China.

The agreement is expected to reduce the Company’s cost of manufacturing by over 50% and increase both the quality and reliability of its products. The substantially lower manufacturing cost is expected to have a very positive impact on the Company’s cost of revenue, sales and bottom line. The savings in manufacturing costs should enable Aftermaster’s products to be offered in a multitude of retail outlets that were previously not economically viable.

The Company issued Advantego Corporation an initial purchase order for 25,000 Aftermaster Pro units (www.aftermasterpro.com) and 25,000 HearClearTV™ units (www.HearClear.TV) to fulfill backlogged, pending and anticipated near term orders. The Company expects to receive the first shipment of products in the quarter ending March 31, 2019.

In addition, the Company recently completed development of its new “Superbar™” TV soundbar. The Superbar™ is a first of its kind soundbar as it combines Aftermaster’s proprietary audio remastering process with optimized electronics and a powerful speaker array. The Superbar was designed to deliver substantial improvements in TV audio throughout the entire frequency range, while delivering impressive levels of bass from the soundbar itself, rather than from a separate floor standing subwoofer.

The Superbar is the first soundbar that effectively remasters TV programming to raise and clarify dialogue but also balance and substantially improve the overall audio in a program without changing the underlying intent of the content. The Company believes that its new Superbar™ will deliver an unmatched audio experience that will deliver volume, clarity and depth unmatched by any soundbar currently on the market.

In October of 2018, the Company hired a new head of marketing and an accompanying team to focus on licensing the Company’s unique and award winning audio technology, as well as build sales for its current and future products.

The Company’s ability to deliver on purchase orders and other sales is subject to the Company continuing to secure sufficient manufacturing and operating capital, as well as reliable product manufacturing. With such resources, the Company expects to see substantial growth in the coming year from both its existing operations and the new products that it plans to introduce.

The Company’s share price continued to be depressed during the quarter primarily due to share sales arising from various convertible notes that the Company had entered into over approximately the last eighteen months. The Company is actively working to reduce its convertible note debt.

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

The Aftermaster Pro has been especially coveted by those with hearing loss for watching TV. Aftermasters new HearClear TV™ product is aimed specifically at those with hearing loss and it not only boosts and clarifies TV dialogue but also delivers unparalleled clarity, depth, fullness and volume throughout the entire frequency range without any compromises. Unlike other audio post-production processes, Aftermaster preserves the original intention of an audio event and brings greater clarity, depth and amplitude to all audio elements without changing the integrity of the underlying production.

The company also entered into a manufacturing agreement with Adventego Corporation on January 28, 2019, to manufacture all of its hardware products, as outlined in the Quartely Update above.

Muzik Headphones

On November 4, 2017 the Company entered into an agreement with headphone manufacturer Muzik, Inc., to license its Aftermaster technology (through both its Company’s proprietary DSP chip and software application). Known as the “smartphone” of headphones, award-winning Muzik has created the worlds most advanced wireless headphone. Muzik's proprietary voice command and multiple "hot keys" allow a user to access Spotify, Siri and connect their headphones to over 300 apps from fitness, news, and productivity to the connected home, commerce, automotive, and social media. Muzik is considered the most important new headphone designer and manufacturer. The Company expects its technology to be implemented in Muzik products in the first quarter of 2019.

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

Aftermaster offers both world-class, professional hands-on mastering services and instant online mastering through its Promaster brand for music, TV and film customers in its facilities in Hollywood, California. The Company has a multi-year partnership with TuneCore Digital Music Services to provide on-line and professional hands-on mastering services to TuneCore’s customers. The Company’s Professional Mastering division is headed up by Peter Doell, one of the world’s foremost mastering engineers.

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

TuneCore’s artists have direct access to Aftermaster's world-class senior mastering engineers and unmatched technologies and can either have their tracks hand mastered or instantly electronically mastered through Aftermaster's Promaster™ on-line instant mastering service. The partnership builds upon TuneCore's mission to provide independent artists with key tools to build their careers and gain broad fan exposure, by granting access to unparalleled mastering that meets the industry's highest standards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Home Shopping Network

On April 15, 2017, the Company introduced its Aftermaster Pro personal TV re-mastering device on national television on the Home Shopping Network (HSN) during two 15-minute infomercials. The Home Shopping Network is one of the world’s largest television retailers. The launch was considered very successful and HSN has subsequently issued multi purchase orders for thousands more units. HSN provides a unique format which provides the Company with the opportunity to showcase the quality of the product, while explaining the differentiating features and operation of its Aftermaster Pro on national television. The Company expects that Aftermaster Pro will continue to be featured on HSN and available through other television, online and store based retailers.

Aftermaster Consumer and Professional Electronics Products

The Company has assembled a talented branding, technical and design team who design and develop the Company’s consumer and professional electronics products. The first consumer electronics product to be introduced was the Aftermaster Pro, designed to dramatically improve the quality of TV audio. Aftermaster Pro is the world’s first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. Aftermaster Pro is a proprietary, first-to-market product which has no direct competition.

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

The Aftermaster Pro is for sale on HSN TV and HSN.com and other online retail outlets as well as through the Company’s own website, Aftermasterpro.com.

The Company has also developed a new portable TV audio remastering product called HearClear TV™, which is based on its Aftermaster Pro product. HearClear is aimed at people with hearing loss and will initially be available through audiological clinics. www.hearclear.tv. In addition, the Company also completed the development of a product called the Aftermaster Superbar™ which is the Company's first soundbar product. The new Superbar™ will include Aftermaster’s award winning and patented Aftermaster audio technology. The Company expects to begin manufacturing the Superbar™ late this year or in the first quarter of 2019.

The Company has also recently designed and developed its first professional hardware product dubbed the “Aftermaster Studio Pro” which is the Company’s first product designed for use in commercial audio applications. The new product is a 1 U, 19” rack-mount Aftermaster audio processor that allows a user to enhance any audio playback with Aftermaster to make any sound fuller, clearer, louder and deeper. It is expected to retail for $3,995 and can be seen at www.aftermastermaster.com/products. The Company believes that the worldwide market for its new product is significant, as it can be used in potentially hundreds of thousands of facilities worldwide: radio stations, private and public recording studios, places of worship, restaurants and bars, sports facilities, high-end residential, live concerts and concert facilities, hospitals – virtually any place where a business wants the audio to sound significantly better than anything that they can currently do. The product is expected to be available for pre-sale in the near future.

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

Tens of millions of songs are produced, distributed and played on the Internet each month around the world by independent artists. However, many of these artists lack the financial and technical means to master, or “finish” their composition, as a professional mastering session can cost up to $500 per song. Now, with the Promaster online platform, musicians can transmit their music directly to the Promaster HD website, where it can be mastered with Aftermaster technology for $9.99 per song within minutes. Each user receives four different mastered versions of their song done in different styles, and they can preview 90 seconds of each version to make a decision about whether or not they want to buy it.

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

Aftermaster audio is also the only commercial audio enhancement technology available that is used for professional music mastering because it enhances audio throughout the entire frequency range without distortion or changing the underlying intent of the audio. Further information on Aftermaster and Aftermaster products can be found at www.Aftermaster.com.

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

Employees

As of December 31, 2018, we employed nine full-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees are good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,573.50 per month, and the total remaining obligations under these leases at December 31, 2018, were approximately $0.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expires on January 31, 2019. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at December 31, 2018, were approximately $3,986.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,450 per month, and the total remaining obligations under this lease at December 31, 2018, were approximately $208,593.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,100 per month, and the total remaining obligations under this lease at December 31, 2018, were approximately $86,797.

RESULTS OF OPERATIONS

Revenues

	For the Three Months Ended
	December 31,
	2018	2017
AfterMaster Revenues	$126,959	$118,904
Product Revenues	281,105	126,162
Total Revenues	$408,064	$245,066

RESULTS OF OPERATIONS

Revenues

	For the Six Months Ended
	December 31,
	2018	2017
AfterMaster Revenues	$272,372	$239,619
Product Revenues	670,214	220,843
Total Revenues	$942,586	$460,462

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We currently generate revenue from our operations through two activities: AfterMaster revenues and AfterMaster product revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the three and six months ended December 31, 2018, increased to $126,959 and $272,372, as compared to $118,904 and $239,619 for the comparable three and six months ended December 31, 2017, respectively. The increase in product revenues are due to the company selling Aftermaster Pro through our website (www.Aftermasterpro.com) and through consumer retail distribution channels.

In the aggregate, total Company revenues increased to $408,064 and $942,586 for the three and six months ended December 31, 2018, as compared to total revenues of $245,066 and $460,462 for the three and six months ended December 31, 2017, due to the company launching the Aftermaster TV Pro online sales and recognition of deferred revenues from presales.

Cost of Revenues

	For the Three Months Ended
	December 31,
	2018	2017
Cost of Revenues (excluding depreciation and amortization)	$461,196	$355,012

Cost of Revenues

	For the Six Months Ended
	December 31,
	2018	2017
Cost of Revenues (excluding depreciation and amortization)	$878,953	$511,340

Cost of revenues consists primarily of manufacturing cost of the Aftermaster Pro TV consumer electronic product, Aftermaster Studio Rent, Consultants, senior engineers, and excludes depreciation and amortization on fixed assets. The increase in cost of revenues for the three and six months ending December 31, 2018, over the comparable periods, is attributable, primarily, to an increase in manufacturing cost for the Aftermaster Pro TV. The company had cost of revenues in the amount of $461,196 and $878,953 for the three and six months ending December 31, 2018, as compared to $355,012 and $511,340 for the three and six months ending December 31, 2017.

Other Operating Expenses

	For the Three Months Ended
	December 31,
	2018	2017
Depreciation and Amortization Expense	$23,428	$44,538
Research and Development	3,023	-
Advertising and Promotion Expense	12,199	16,649
Legal and Professional Expense	3,780	23,000
Non-Cash Consulting Expense	238,731	15,597
General and Administrative Expenses	786,347	818,042
Total	$1,067,508	$917,826

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Operating Expenses

	For the Six Months Ended
	December 31,
	2018	2017
Depreciation and Amortization Expense	$46,895	$83,507
Research and Development	5,623	2,194
Advertising and Promotion Expense	66,568	18,665
Legal and Professional Expense	14,810	37,190
Non-Cash Consulting Expense	303,847	92,035
General and Administrative Expenses	1,635,534	1,605,032
Total	$2,073,277	$1,838,623

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, public relations and information technology personnel; rent and facilities; and expenses related to the issuance of stock compensation. During the three and six months ended December 31, 2018, General and Administrative expenses decreased by $31,695 and increased by $30,502 as compared to the three and six months ended December 31, 2017. The increase is primarily due to the company using a third-party consultants to help with the business operations in the first quarter, which did not occur in the second quarter resulting in a decrease in the current quarter.

During the three and six months ended December 31, 2018, Research and Development costs increased to $3,023 and $5,623 from $0 and $2,194, Advertising and Promotion decreased to $12,199 and increased to $66,568 from $16,649 and $18,665, Legal and Professional fees decreased to $3,780 and $14,810 from $23,000 and $37,190 and consulting services increased to $238,731 and $303,847 from $15,597 and $92,035, as compared to the three and six months ended December 31, 2017. The increase is primarily due to the company using social media advertising to help generate sales. The increase in Research and Development was not material compared to the three and six months ended December 31, 2017. The increases in Advertising and Promotion for the six months ended December 31, 2018 as compared to the same period in 2017, are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product in the first three months of the 2018 period and the decreased was not material in the three months ended December 31, 2018 as compared to the same three month period in 2017. Legal and Professional fees decreases are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs. The increases in consulting expenses are primarily due to issuing of stock for services compared to the three and six months ended December 31, 2017.

Other Income (Expense)

	For the Three Months Ended
	December 31,
	2018	2017
Interest Expense	$(731,916)	$(610,037)
Derivative Expense	(312,256)	(202,813)
Change in Fair Value of Derivative	(17,475)	906,544
Total	$(1,061,647)	$93,694

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Expense

	For the Six Months Ended
	December 31,
	2018	2017
Interest Expense	$(1,538,566)	$(1,465,488)
Derivative Expense	(1,355,346)	(340,279)
Change in Fair Value of Derivative	594,737	1,109,364
Gain on Extinguishment of Debt	-	90,042
Total	$(2,299,175)	$(606,361)

The other expenses during the three and six months ended December 31, 2018, totaling $1,061,647 and $2,299,175 of expenses, which consists of interest expense, derivative expense, change in fair value of derivative. During the comparable periods in 2017, other income totaled $93,694 and other expenses totaled $606,361. Interest expense has increased primarily due to an increase in non-cash interest expense relating to amortization of recent debt discount. These additional borrowings have been used in the development of the Aftermaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Gain on extinguishment of debt decreased in the current period due to there being no notes extinguished in the current period.

Net Loss

	For the Three Months Ended
	December 31,
	2018	2017
Net Loss	$(2,182,287)	$(934,078)

Net Loss

	For the Six Months Ended
	December 31,
	2018	2017
Net Loss	$(4,308,819)	$(2,495,862)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants. Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505, Equity Based Payments to Non-Employees”, these non-cash issuances are expensed at the equity instruments fair market value. Absent these large stock-based compensations of $238,731 and $303,847 and $15,597 and $92,035, derivative expense of $312,256 and $1,355,346 and $202,813 and $340,279, gain (loss) on the change in the derivative liability of ($17,475) and $594,737 and $906,544 and $1,109,364 for the three and six months ended December 31, 2018 and 2017, our net loss would have been $1,613,825 and $3,244,363 and $1,622,212 and $3,172,912 for three and six months ended December 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $133,376 as of December 31, 2018, as compared to $390,191 as of June 30, 2018. The decrease is a result of the company entering into four (4) notes payable resulting in net proceeds of $300,000, eight (8) related notes payable resulting in net proceeds of $112,500, and seven (7) convertible notes payable resulting in net proceeds of $1,077,350 compared to ten (10) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $168,500, three (3) notes payable resulting in net proceeds of $175,000, one (1) related notes payable resulting in net proceeds of $18,000, and ten (10) convertible notes payable resulting in net proceeds of $438,500 to the Company in the prior year. This amount was also decreased by operational costs, payments of obligations from convertible notes, notes, and lease payables. The company had more expenses during the quarter than the funding which resulted in a decrease in cash. The decrease is related to the company having less funding during the six months ending December 31, 2018 as compared to June 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company had prepaid expense of $557,276 as of December 31, 2018, as compared to $388,374 as of June 30, 2018. The increase is due to the Company entering into a consulting agreement prepaid with 11,885,000 shares of common stock valued at $415,765 and an advisory agreement in the form of a $120,000 convertible note payable, offset by amortizing the prepaid expenses totaling $298,318 over the six months ended December 31, 2018.

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

As of December 31, 2018, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

ITEM 4T. CONTROLS AND PROCEDURES – continued

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the six months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation.

ITEM 1A - RISK FACTORS

Not required.

ITEM 2. RECENT SALE OF UNREGISTERED SECURITIES

From January through February 2019, the Company issued 3,000,000 shares of Common Stock for $30,000 in cash as part of a private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six months ended December 31, 2018, no matters were submitted to the shareholders for a vote.

ITEM 5. OTHER INFORMATION

Subsequent Events

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

During the subsequent period, four notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

During January 2019, the Company issued two notes to a related party for a total of $22,000 that matures on June 30, 2019. The notes bear 0% interest per annum.

From January through February 2019, the Company issued 3,000,000 shares of Common Stock for $30,000 in cash as part of a private placement.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $149,000 that matured in June 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of $.40 per share or 60% of the average three lowest closing bids 20 days prior to the conversion date.  On January 22, 2019, principal of $12,499, $8,501 in accrued interest, and $500 in conversion fees were converted into 2,800,000 shares of common stock.

On February 23, 2017, the Company issued a convertible note to an unrelated company for $224,000 that matured in June 2018. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at lesser of $.40 per share or 60% of the average three lowest closing bids 20 days prior to the conversion date.  On January 24, 2019, principal of $20,208, $11,292 in accrued interest, and $500 in conversion fees were converted into 4,200,000 shares of common stock.

On February 1, 2019, the Company amended its Certificate of Incorporation in the State of Delaware to designate a series of preferred stock, the Series H Preferred Stock. Five (5) shares of preferred stock were designated as Series H Preferred Stock. The Series H Preferred Stock is not convertible into common stock, nor does the Series H Preferred Stock have any right to dividends and any liquidation preference. The holders of all outstanding Series H Preferred Stock have in the aggregate four (4) times the number of votes of all outstanding shares of capital stock of the Company.

On February 5, 2019, the Company issued 1 share of its Series H Preferred Stock to the Company’s CEO and director in consideration of $25,000 of accrued and unpaid wages, the Company’s failure to timely pay current and past salaries. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transaction did not involve a public offering.

On February 5, 2019, the Company issued 1 share of its Series H Preferred Stock to the Company’s Senior Vice President and director in consideration of $25,000 of accrued and unpaid wages, the Company’s failure to timely pay current and past salaries. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transaction did not involve a public offering.

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

AFTERMASTER, INC.

Date: February 14, 2019	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: February 14, 2019	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: February 14, 2019	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary