Form 10-Q
period 2019-03-31
AFTERMASTER, INC.
filed 2019-05-15
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☐ Yes ☒ No

At May 15, 2019, the number of shares outstanding of Common Stock, $0.001 par value, was 240,131,194 shares.

	AFTERMASTER, INC.

	INDEX
	PART I - FINANCIAL INFORMATION
		PAGE NUMBER
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets – March 31, 2019 and June 30, 2018 (unaudited)	3

	Condensed Consolidated Statements of Operations - For the three and nine months ended March 31, 2019 and 2018 (unaudited)	4

	Condensed Consolidated Statements of Stockholders' Equity (Deficit) - For the three and nine months ended March 31, 2019 and 2018 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows - For the three and nine months ended March 31, 2019 and 2018 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	37

Item 4T.	Controls and Procedures	37

AFTERMASTER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	June 30,
	2019	2018

ASSETS

Current Assets
Cash and cash equivalents	$94,277	$390,191
Accounts receivable, net	365,581	203,720
Prepaid expenses	358,271	388,374

Total Current Assets	818,129	982,285

Property and equipment, net	75,580	143,360

Deposits	24,217	25,117

Total Assets	$917,926	$1,150,762

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$1,788,518	$1,592,257
Accrued interest	706,933	351,189
Deferred revenue	421	2,400
Accrued consulting services - related party	128,373	70,621
Derivative Liability	7,046,737	2,815,520
Notes payable - related party	213,000	76,000
Notes payable, net of discount of $484 and $77,090, respectively	1,027,516	642,910
Convertible notes payable - related party, net of discount of $0 and $4,422, respectively	119,500	115,078
Convertible notes payable, net of discount of $852,853 and $812,306, respectively	4,013,401	2,959,457

Total Current Liabilities	15,044,399	8,625,432

Total Liabilities	15,044,399	8,625,432

Commitments and Contingencies

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series H; $0.001 par value; 5 shares authorized, 2 shares issued and outstanding	-	-
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 513,407,666 shares,
par value $0.001, 239,531,194 and 133,446,521 shares issued
and outstanding, respectively	239,537	133,742
Common stock to be issued, 3,885,000 and 28,841,381, respectively	3,885	28,553
Additional paid In capital	72,169,472	68,916,676
Accumulated Deficit	(86,542,476)	(76,556,750)

Total Stockholders' Deficit	(14,126,473)	(7,474,670)

Total Liabilities and Stockholders' Deficit	$917,926	$1,150,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

REVENUES
AfterMaster Revenues	$185,042	$132,291	$457,414	$371,910
Product Revenues	21,590	308,905	691,804	529,748
Total Revenues	206,632	441,196	1,149,218	901,658

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	137,958	365,407	1,016,911	876,747
Depreciation and Amortization Expense	22,792	41,800	69,687	125,307
Research and Development	-	8,793	5,623	10,987
Advertising and Promotion Expense	10,252	28,939	76,820	47,604
Legal and Professional Expense	17,736	28,915	32,546	66,105
Non-Cash Consulting Expense	406,661	75,914	710,508	167,949
General and Administrative Expenses	625,452	588,816	2,260,986	2,193,848

Total Costs and Expenses	1,220,851	1,138,584	4,173,081	3,488,547

Loss from Operations	(1,014,219)	(697,388)	(3,023,863)	(2,586,889)

Other Income (Expense)
Interest Expense	(686,510)	(734,221)	(2,225,076)	(2,199,709)
Derivative Expense	(239,733)	(1,328,142)	(1,595,079)	(1,668,421)
Change in Fair Value of Derivative	(3,736,445)	169,584	(3,141,708)	1,278,948
Gain Available for Sale Securities	-	240,000	-	240,000
Gain on Extinguishment of Debt	-	4,681,469	-	4,771,511

Total Other Income (Expense)	(4,662,688)	3,028,690	(6,961,863)	2,422,329

Income (Loss) Before Income Taxes	(5,676,907)	2,331,302	(9,985,726)	(164,560)
Income Tax Expense	-	-	-	-
NET INCOME (LOSS)	$(5,676,907)	$2,331,302	$(9,985,726)	$(164,560)

Preferred Stock Accretion and Dividends	(57,595)	(56,367)	(170,329)	(169,101)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(5,734,502)	$2,274,935	$(10,156,055)	$(333,661)

Basic Income (Loss) Per Share of Common Stock	$(0.03)	$0.02	$(0.05)	$(0.00)

Weighted Average Number of Shares Outstanding	188,064,556	130,950,689	165,404,715	124,785,081

Diluted Loss Per Share of Common Stock	$(0.03)	$0.01	$(0.05)	$(0.00)

Diluted Weighted Average Number of Shares Outstanding	188,064,566	182,810,706	165,404,715	124,785,081

Other Comprehensive Income, net of tax
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(5,734,502)	2,274,935	(10,156,055)	(333,661)
Unrealized Gain (Loss) on AFS Securities	-	64,800	-	-
COMPREHENSIVE INCOME (LOSS)	$(5,734,502)	$2,339,735	$(10,156,055)	$(333,661)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional				Total
	Preferred Stock		Common Stock		Paid In	Common Stock to	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Comprehensive Income	Equity

Balance, June 30, 2017	3,109,044	$3,109	118,486,728	$118,493	$63,627,987	$-	$(72,303,551)	$93,600	$(8,460,362)

Common Stock Sold for Cash, net of offering costs of $1,500	-	-	1,625,000	1,625	166,875	-	-	-	168,500

Share-Based Compensation to Directors and Employees- Common shares	-	-	591,692	2	99,997	590	-	-	100,589

Total Stock Issued for Consulting Services and Rent	-	-	120,000	120	22,680	-	-	-	22,800

Common stock issued as incentive with Convertible debt	-	-	115,500	116	15,847	-	-	-	15,963

Common stock issued for conversion of debt	-	-	340,000	340	33,660	-	-	-	34,000

Common stock issued for interest expense	-	-	1,280,162	-	216,348	1,280	-	-	217,628

Common stock issued for extension of notes	-	-	115,000	-	16,782	115	-	-	16,897

Accumulated other comprehensive income from Available for Sale Securities	-	-	-	-	-	-	-	(75,660)	(75,660)

Beneficial Conversion Feature	-	-	-	-	111,735	-	-	-	111,735

Share-Based Compensation - Warrants and options	-	-	-	-	(6,019)	-	-	-	(6,019)

Net loss for the quarter ended September 30, 2017	-	-	-	-		-	(1,561,784)	-	(1,561,784)

Balance, September 30, 2017	3,109,044	$3,109	122,674,082	$120,696	$64,305,892	$1,985	$(73,865,335)	$17,940	$(9,415,713)

Common Stock Sold for Cash, net of offering costs of $3,250	-	-	575,000	575	53,675	-	-	-	54,250

Share-Based Compensation to Directors and Employees- Common shares	-	-	756,833	-	86,277	757	-	-	87,034

Common stock issued as incentive with Convertible debt	-	-	2,895,006	2,672	174,037	224	-	-	176,933

Accumulated other comprehensive income from Available for Sale Securities	-	-	-	-	-	-	-	10,860	10,860

Beneficial Conversion Feature	-	-	-	-	73,086	-	-	-	73,086

Share-Based Compensation - Warrants and options	-	-	-	-	(10,513)	-	-	-	(10,513)

Net loss for the year ended December 31, 2017	-	-	-	-		-	(934,078)	-	(934,078)

Balance, December 31, 2017	3,109,044	$3,109	126,900,921	$123,943	$64,682,454	$2,966	$(74,799,413)	$28,800	$(9,958,141)

Common Stock Sold for Cash, net of offering costs of $4,750	-	-	6,366,666	641	184,634	5,726	-	-	191,001

Share-Based Compensation to Directors and Employees- Common shares	-	-	1,075,107	-	63,430	1,075	-	-	64,505

Total Stock Issued for Consulting Services and Rent	-	-	295,000	295	26,195	-	-	-	26,490

Common stock issued as incentive with Convertible debt	-	-	3,087,595	-	121,277	3,088	-	-	124,365

Common stock issued for conversion of debt	-	-	9,259,958	6,675	234,006	2,584	-	-	243,265

Common Stock cancelled in extinquishment of debt	-	-	(14,837,251)	(14,550)	14,838	(288)	-	-	-

Accumulated other comprehensive income from Available for Sale Securities	-	-	-	-	-	-	-	(28,800)	(28,800)

Beneficial Conversion Feature	-	-	-	-	3,700	-	-	-	3,700

Derivative liability	-	-	-	-	437,607	-	-	-	437,607

Net Income for the year ended March 31, 2018	-	-	-	-		-	2,331,302	-	2,331,302

Balance, March 31, 2018	3,109,044	$3,109	132,147,996	$117,004	$65,768,141	$15,151	$(72,468,111)	$-	$(6,564,706)

AFTERMASTER, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional				Total
	Preferred Stock		Common Stock		Paid In	Common Stock to	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Comprehensive Income	Equity

Balance, June 30, 2018	3,109,044	$3,109	133,446,521	$133,742	$68,916,676	$28,553	$(76,556,750)	$-	$(7,474,670)

Share-Based Compensation to Directors and Employees- Common shares	-	-	-	-	62,879	2,168	-	-	65,047

Total Stock Issued for Consulting Services and Rent	-	-	8,000,000	8,000	356,630	1,385	-	-	366,015

Common stock issued for conversion of debt	-	-	17,326,372	17,326	256,984	-	-	-	274,310

Common stock issued for interest expense	-	-	3,000,000	3,000	87,000	-	-	-	90,000

Derivative liability	-	-	-	-	959,587	-	-	-	959,587

Net loss for the quarter ended September 30, 2018	-	-	-	-		-	(2,126,532)	-	(2,126,532)

Balance, September 30, 2018	3,109,044	$3,109	161,772,893	$162,068	$70,639,756	$32,106	$(78,683,282)	$-	$(7,846,243)

Share-Based Compensation to Directors and Employees- Common shares	-	-	-	-	57,598	3,031	-	-	60,629

Total Stock Issued for Consulting Services and Rent	-	-	-	-	47,250	2,500	-	-	49,750

Common stock issued for conversion of debt	-	-	-	5,397	51,626	-	-	-	57,023

Derivative liability	-	-	-	-	203,869	-	-	-	203,869

Net loss for the quarter ended December 31, 2018	-	-	-	-		-	(2,182,287)	-	(2,182,287)

Balance, December 31, 2018	3,109,044	$3,109	167,170,130	$167,465	$71,000,099	$37,637	$(80,865,569)	$-	$(9,657,259)

Common Stock Sold for Cash, net of offering costs of $0	-	-	9,750,000	9,750	87,750	-	-	-	97,500

Share-Based Compensation to Directors and Employees- Common shares	-	-	7,541,033	7,541	143,280	-	-	-	150,821

Total Stock Issued for Consulting Services and Rent	-	-	3,750,000	3,750	56,250	-	-	-	60,000

Preferred H stock issued for conversion of debt	2	-	-	-	198,116	-	-	-	198,116

Common stock issued for conversion of debt	-	-	17,278,951	17,279	89,513	-	-	-	106,792

Common Stock Issued from stock to be issued	-	-	34,041,080	33,752	-	(33,752)	-	-	-

Derivative liability	-	-	-	-	594,464	-	-	-	594,464

Net loss for the quarter ended March 31, 2019	-	-	-	-		-	(5,676,907)	-	(5,676,907)

Balance, March 31, 2019	3,109,046	$3,109	239,531,194	$239,537	$72,169,472	$3,885	$(86,542,476)	$-	$(14,126,473)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2019	2018

OPERATING ACTIVITIES

Net Loss	$(9,985,726)	$(164,560)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	69,687	125,308
Share-based compensation - Common Stock	276,497	252,128
Share Based Compensation - preferred stock	148,116	-
Common stock issued for services	303,874	-
Common stock issued as incentive with convertible debt	-	16,897
Amortization of debt discount and issuance costs	1,602,061	1,338,202
(Gain)/Loss on extinguishment of debt	-	(4,714,005)
Derivative expense	1,595,079	1,668,421
(Gain)/Loss remeasurement of derivative	3,141,707	(1,278,948)
Gain on Available for Sale Securities	-	(220,000)
Changes in Operating Assets and Liabilities:
Accounts receivables	(161,862)	26,125
Inventory	-	(18,049)
Other assets	321,994	129,554
Deposits	900	-
Accounts payable and accrued expenses	196,264	235,862
Accrued interest	528,138	865,274
Deferred revenue	(1,979)	(270,623)
Accrued consulting services - related party	107,752	59,278

Net Cash Used in Operating Activities	(1,857,498)	(1,949,136)

INVESTING ACTIVITIES

Purchase of property and equipment	(1,907)	(5,424)
Sale of available for sale securities	-	250,000
Purchase of intangible assets	-	(3,150)

Net Cash Used in Investing Activities	(1,907)	241,426

FINANCING ACTIVITIES

Common Stock issued for cash	97,500	413,750
Proceeds from notes payable	325,000	694,375
Repayments of notes payable	(47,000)	(255,000)
Proceeds from notes payable - related party	137,000	85,500
Repayments of notes payable - related party	-	(245,000)
Proceeds from convertible notes payable - related party	-	84,500
Proceeds from convertible notes payable	1,252,350	1,511,085
Repayments of convertible notes payable	(201,359)	(650,000)
Lease Payable	-	(1,937)
Net Cash Provided by Financing Activities	1,563,491	1,637,273

NET CHANGE IN CASH	(295,914)	(70,437)
CASH AT BEGINNING OF PERIOD	390,191	250,728

CASH AT END OF PERIOD	$94,277	$180,291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$-	$188,521
Conversion of notes and Interest into common stock	$518,125	$277,265
Conversion of related party payables into preferred stock	$50,000	$-
Derivative Liability	$1,252,350	$907,001
Conversion of Derivative Liability	$1,757,920	$437,607
Market To Market on Available For Sale securities	$-	$64,800
Common stock issued with notes payable	$-	$317,261
Common stock issued for prepaid expenses	$475,765	$49,290
Convertible notes payable issued for prepaid expenses	$120,000	$-
Cancellation of common shares as part of settlement of debt	$-	$14,838
Original Issue Discount	$199,146	$115,365
Common stock issued from stock to be issued	$28,553	$-
Assignment of Debt	$11,238	$-
Conversion of accrued interest into common stock	$-	$217,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2018 audited financial statements. The results of operations for the period ended March 31, 2019 is not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $86,542,476, negative working capital of $14,226,270 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Accounts Receivables

Accounts receivable are stated at amounts management expects to collect. An allowance for doubtful accounts is provided for uncollectible receivables based upon management’s evaluation of outstanding accounts receivable at each reporting period considering historical experience and customer credit quality and delinquency status. Delinquency status is determined by contractual terms. Bad debts are written off against the allowance when identified. Allowance for doubtful accounts were $47,616 and $0 as of March 31, 2019 and June 30, 2018, respectively.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

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

Income Taxes

There is no income tax provision for the nine months ended March 31, 2019 and 2018 due to net operating losses for which there is no benefit currently available.

At March 31, 2019, the Company had deferred tax assets associated with state and federal net operating losses. The Company has recorded a corresponding full valuation allowance as it is more likely than not that some portion of all of the deferred tax assets will not be realized.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

For the Three Months Ended March 31, 2019

Geography	Professional	Transaction	Total
	services	based

North America	$185,042	$21,590	$206,632
International	-	-	-
Total	$185,042	$21,590	$206,632

For the Nine Months Ended March 31, 2019

Geography	Professional	Transaction	Total
	services	based

North America	$457,414	$691,804	$1,149,218
International	-	-	-
Total	$457,414	$691,804	$1,149,218

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The impact from adopting Topic 606 on the Company’s condensed consolidated financial statements was as follows:

	As of March 31, 2019
Condensed Consolidated Balance Sheets	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
ASSETS
Accounts receivable	365,581	414,912	49,331
Total Current Assets	818,129	867,460	49,331
Total Assets	$917,926	$967,257	$49,331
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and other accrued expenses	1,788,518	1,828,528	40,010
Total Current Liabilities	15,044,399	15,084,409	40,010
Total Liabilities	$15,044,399	$15,084,409	$40,010
Accumulated Deficit	(86,542,476)	(86,502,466)	40,010
Total Stockholders' Deficit	(14,126,473)	(14,117,152)	9,321
Total Liabilities and Stockholders' Deficit	$917,926	$967,257	$49,331

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three months ended March 31, 2019			Nine months ended March 31, 2019
	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606	As Reported	Previous Accounting Guidance	Impact from Adopting Topic 606
Product Revenues	$21,590	$70,921	$49,331	$691,804	$741,135	$49,331
Total Revenues	206,632	255,963	49,331	1,149,218	1,198,549	49,331
Cost of Revenues (Exclusive of Depreciation and Amortization)	137,958	177,968	40,010	1,016,911	1,056,921	40,010
Total Costs and Expenses	1,220,851	1,260,861	40,010	4,173,081	4,213,091	40,010
Total Loss	(1,014,219)	(1,004,898)	9,321	(3,023,863)	(3,014,542)	9,321
Loss Before Income Taxes	(5,676,907)	(5,667,586)	9,321	(9,985,726)	(9,976,405)	9,321
NET LOSS	(5,676,907)	(5,667,586)	9,321	(9,985,726)	(9,976,405)	9,321
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(5,734,502)	(5,725,181)	9,321	(10,156,055)	(10,146,734)	9,321
COMPREHENSIVE LOSS	(5,734,502)	(5,725,181)	9,321	(10,156,055)	(10,146,734)	9,321

Cost of Revenues

The Company’s cost of revenues includes studio lease expense, employee costs, component and finished goods expense, and other nominal amounts. Costs associated with products are recognized at the time of the sale. Costs incurred to provide services are recognized as cost of revenues as incurred. Depreciation is not included within cost of revenues.

Loss Per Share

Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the three and nine months ended March 31, 2019 and 2018 of $57,595 and $170,329 and $56,367 and $169,101, respectively.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

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

For the three and nine months ended March 31, 2019 and 2018, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 457,788,385 and 90,531,890 at March 31, 2019 and 2018, respectively.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The new ASU will be effective for the Company beginning in the fiscal quarter of 2020, and early adoption is permitted. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies, removes, and adds certain disclosure requirements on fair value measurements. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2018-13 on our consolidated financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management has evaluated recent pernouncements and have not included those that were note applicable.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

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

Convertible Notes Payable – Related Parties

Convertible notes payable due to related parties consisted of the following as of March 31, 2019 and June 30, 2018, respectively:

Convertible Notes Payable – Related Parties
	March 31,	June 30,
	2019	2018

$30,000 face value, issued in August 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matures June 2019 net unamortized discount of $0 as of March 31, 2019 and June 30, 2018, respectively.	$30,000	$30,000
$5,000 face value, issued in September 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures June 2019, net unamortized discount of $0 and $607 as of March 31, 2019 and June 30, 2018, respectively.	5,000	4,393
$10,000 face value, issued in November 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures June 2019.	10,000	10,000
$25,000 face value, issued in December 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures June 2019, net unamortized discount of $0 and $1,890 as of March 31, 2019 and June 30, 2018, respectively.	25,000	23,110
$10,000 face value, issued in January 2018, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures January 2019, net unamortized discount of $0 and $534 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	10,000	9,466
$15,000 face value, issued in January 2018, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures January 2019, net unamortized discount of $0 and $1,391 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	15,000	13,609
$24,500 face value, issued in February 2018, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019. The note is currently in default.	24,500	24,500
Total convertible notes payable – related parties	119,500	115,078
Less current portion	119,500	115,078
Convertible notes payable – related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 4 – NOTES PAYABLE – continued

During the nine months ended March 31, 2019, four notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that three of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

Convertible Notes Payable - Non-Related Parties

Convertible notes payable due to non-related parties consisted of the following as of March 31, 2019 and June 30, 2018, respectively:

Convertible Notes Payable - Non-Related Parties
	March 31,	June 30,
	2019	2018
$7,000 face value, issued in July 2014, interest rate of 6% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019. The note is currently in default.	$7,000	$7,000
$100,000 face value, issued in February 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.30 per share, matures February 2019. The note is currently in default.	100,000	100,000
$25,000 face value, issued in February 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.40 per share, matures February 2019. The note is currently in default.	25,000	25,000
$100,000 face value, issued in March 2016, interest rate of 10%, matured October 2018. The note is currently in default.	100,000	100,000
$10,000 face value, issued in March 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.40 per share, matured October 2018. The note is currently in default.	10,000	10,000
$50,000 face value, issued in July 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matured October 2018. The note is currently in default.	50,000	50,000
$50,000 face value, issued in August 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matured October 2018. The note is currently in default.	50,000	50,000
$1,000,000 face value, issued in September 2016, interest rate of 10% and is convertible into shares of the Company’s Common stock at $0.40 per share, matured October 2018. The note is currently in default.	1,000,000	1,000,000
$149,000 face value, issued in February 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids twenty (20) days prior to the conversion date or $0.40 per share, matured June 2018, of which $67,237 was converted. The note is currently in default.	81,763	79,340
$224,000 face value, issued in February 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids twenty (20) days prior to the conversion date or $0.40 per share, matured June 2018, of which $119,166 was converted. The note is currently in default.	104,834	98,508
$265,000 face value, issued in May 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $.31 and 60% of the lowest closing bids twenty-five (25) days prior to the conversion date, matured February 2018, of which 116,328 was converted. The note is currently in default.	148,672	200,412
$100,000 face value, issued in June 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $.17 per share, matured June 2018. The note is currently in default.	100,000	100,000

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 4 – NOTES PAYABLE – continued

$78,000 face value, issued in July 2017, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured May 2018, of which $72,000 was converted. The note is currently in default.	6,000	6,000
$10,000 face value, issued in August 2017, interest rate of 0% and is convertible into shares of the Company’s common stock at $0.10 per share, matured August 2018. The note currently is in default.	10,000	9,271
$53,000 face value, issued in August 2017, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured June 2018. The note currently is in default.	53,000	53,000
$10,000 face value, issued in September 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured September 2018, net unamortized discount of $0 and $4,400 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	10,000	5,600
$100,000 face value, issued in October 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured October 2018, net unamortized discount of $0 and $22,333 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	100,000	77,667
$115,000 face value, issued in November 2017, interest rate of 10% and s convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids thirty (30) days prior to the conversion per share, matured August 2018, net unamortized discount of $0 and $50,584 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	115,000	64,416
$50,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured December 2018. The note is currently in default.	50,000	50,000
$66,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured November 2018, net unamortized discount of $0 and $17,085 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	66,000	48,915
$100,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids twenty (20) days prior to the conversion per share, matured November 2018, net unamortized discount of $0 and $39,452 as of March 31, 2019 and June 30, 2018, respectively, $100,000 was transferred to a new note.	-	60,548
$5,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured November 2018, net unamortized discount of $0 and $1,932 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	5,000	3,068
$53,000 face value, issued in November 2017, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest closing bids fifteen (15) days prior to the conversion per share, matured July 2018, net unamortized discount of $0 and $4,649 as of March 31, 2019 and June 30, 2018, respectively, $53,000 was converted.	-	13,821

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 4 – NOTES PAYABLE – continued

$100,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured December 2018, net unamortized discount of $0 and $20,137 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	100,000	79,863
$20,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured December 2018, net unamortized discount of $0 and $4,689 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	20,000	15,311
$75,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured December 2018, net unamortized discount of $0 and $23,180 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	75,000	51,820
$20,000 face value, issued in December 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matured December 2018, net unamortized discount of $0 and $6,181 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	20,000	13,819
$115,000 face value, issued in January 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $.12 and 57.5% of the lowest trading price during the prior thirty (30) days, matured October 2018, net unamortized discount of $0 and $42,967 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	115,000	72,033
$20,000 face value, issued in February 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures February 2019, net unamortized discount of $0 and $4,847 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	20,000	15,153
$75,075 face value, issued in February 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five (25)consecutive trading days including the immediately preceding the conversion date, matured November 2018, net unamortized discount of $0 as of March 31, 2019 and June 30, 2018, of which $75,075 was transferred to two new notes.	-	75,075
$6,000 face value, issued in February 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures June 2019.	6,000	6,000
$10,000 face value, issued in March 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures March 2019, net unamortized discount of $0 and $2,267 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	10,000	7,733
$15,000 face value, issued in March 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures March 2019, net unamortized discount of $0 and $2,780 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	15,000	12,220
$100,000 face value, issued in March 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at $0.10 per share, matures March 2019, net unamortized discount of $0 and $21,696 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	100,000	78,304

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

$26,000 face value, issued from an assignment in March 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (20) days to the date of conversion, matured October 2018, net unamortized discount of $0 as of March 31, 2019 and June 30, 2018, of which $26,000 has been paid.	-	26,000
$150,000 face value, issued in April 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.05 and 57.5% of the lowest closing bids twenty (20) days prior to the conversion date, matured January 2019, net unamortized discount of $0 and $105,818 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	160,000	44,182
$400,000 face value, issued from an assignment in April 2018 of $355,000 in principal and an OID of $45,000, interest rate of 10% and is convertible into shares of the Company’s common stock at rate of 55% of the average trading price for the prior three (3) trading days, matures April 2019, net unamortized discount of $2,712 and $36,000 as of March 31, 2019 and June 30, 2018, respectively, of which $223,198 has been converted. The note is currently in default.	174,090	140,802
$15,000 face value, issued in April 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at rate of 55% of the average trading price for the prior three (3) trading days, matures April 2019, net unamortized discount of $740 and $12,000 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	14,260	3,000
$150,086 face value, issued in May 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures May 2019, net unamortized discount of $13,981 and $116,522 as of March 31, 2019 and June 30, 2018, of which $57,200 has been paid and $14,150 has been converted.	64,755	21,564
$135,700 face value, issued in May 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures May 2019, net unamortized discount of $20,448 and $111,499 as of March 31, 2019 and June 30, 2018, of which $57,200 has been paid.	58,052	12,201
$15,651 face value, issued in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (20) days to the date of conversion, matures June 2019.	15,651	15,651
$55,718 face value, issued from an assignment in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured October 2018, net unamortized discount of $0 as of March 31, 2019 and June 30, 2018, of which $55,718 has been converted.	-	55,718
$161,000 face value, issued in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matures June 2019, net unamortized discount of $39,699 and $160,558 as of March 31, 2019 and June 30, 2018, respectively, of which 45,200 was paid.	76,101	442
$120,000 face value, issued in July 2018 for prepaid services, interest rate of 15% and is convertible into shares of the Company's common stock at 70% of the lowest closing price during the twenty (20) days prior to the conversion per share, matures July 2019.	120,000	-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

$23,000 face value, issued in August 2018 of $20,000 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company's common stock at 55% of the average of the three (3) lowest closing price during the 25 days prior to the conversion per share, matures August 2019, net unamortized discount of $8,948 as of March 31, 2019.	14,052	-
$575,000 face value, issued in August 2018 of $496,000 in principal and an OID of $79,000, interest rate of 10% and is convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest Trading Price for the Common Stock during the thirty (30)Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, matures August 2019, net unamortized discount of $201,644 as of March 31, 2019.	373,356	-
$23,000 face value, issued in August 2018 of $20,000 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen (15)trading days including the immediately preceding the conversion date, matures August 2019, net unamortized discount of $8,948 as of March 31, 2019.	14,052	-
$41,850 face value, issued in August 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen (15) trading days to the date of conversion, matures August 2019, net unamortized discount of $14,218 as of March 31, 2019.	27,632	-
$290,323 face value, issued in October 2018 of $249,750 in principal and an OID of $40,573, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.12 or 70% of the lowest Trading Price for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, matures October 2019, net amortized discount of $160,672 as of March 31, 2019.	129,651	-
$290,323 face value, issued in December 2018 of $249,750 in principal and an OID of $40,573, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.12 or 70% of the lowest Trading Price for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, matures December 2019, net unamortized discount of $199,647 as of March 31, 2019.	90,676	-
$89,000 face value, issued in March 2019 of $80,000 in principal and an OID of $9,000, interest rate of 10% and is convertible into shares of the Company’s common stock at 58% of the lowest Trading Price for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, matures March 2020, net unamortized discount of $88,027 as of March 31, 2019.	973	-
$100,000 face value, issued in March 2019 of $95,000 in principal and an OID of $5,000, interest rate of 12% and is convertible into shares of the Company’s common stock at 58% of the lowest Trading Price for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, matures March 2020, net unamortized discount of $93,169 as of March 31, 2019.	6,831	-
Total convertible notes payable – non-related parties	4,013,401	2,959,457
Less current portion	4,013,401	2,959,456
Convertible notes payable – non-related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

During the nine months ended March 31, 2019, fourteen convertible notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that nine of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

During the nine months ended March 31, 2019, various holders of the notes above converted $366,968 of principal, $71,156 of accrued interest, and $1,250 of conversion fees into 40,002,560 shares of common stock.

During the nine months ended March 31, 2019, the Company made cash payment of $201,359 toward principal various notes discussed above.

Notes Payable – Related Parties

Notes payable due to related parties consisted of the following as of March 31, 2019 and June 30, 2018, respectively:

Notes Payable – Related Parties

	March 31,	June 30,
	2019	2018

Various term notes with total face value of $30,000 issued from November 16 to February 17, 2019 interest rates of 0%, of which $5,000 has been paid.	$25,000	$25,000
$18,000 face value, issued in September 2017, interest rate of 0%, matures June 2019.	18,000	18,000
$15,000 face value, issued in October 2017, interest rate of 0%, matures June 2019.	15,000	15,000
$10,000 face value, issued in June 2018, interest rate of 0%, matures June 2019.	10,000	10,000
$8,000 face value, issued in June 2018, interest rate of 0%, matures June 2019.	8,000	8,000
$6,000 face value, issued in July 2018, interest rate of 0%, matures June 2019.	6,000	-
$6,000 face value, issued in July 2018, interest rate of 0%, matures June 2019.	6,000	-
$12,000 face value, issued in August 2018, interest rate of 0%, matures June 2019.	12,000	-
$15,000 face value, issued in September 2018, interest rate of 0%, matures June 2019.	15,000	-
$18,500 face value, issued in October 2018, interest rate of 0%, matures June 2019.	18,500	-
$15,000 face value, issued in November 2018, interest rate of 0%, matures June 2019.	15,000	-
$20,000 face value, issued in November 2018, interest rate of 0%, matures June 2019.	20,000	-
$20,000 face value, issued in December 2018, interest rate of 0%, matures June 2019.	20,000	-
$10,000 face value, issued in January 2019, interest rate of 0%, matures June 2019.	10,000	-
$12,000 face value, issued in January 2019, interest rate of 0%, matures June 2019.	12,000	-
$2,500 face value, issued in February 2019, interest rate of 0%, matures June 2019.	2,500	-
Total notes payable – related parties	213,000	76,000
Less current portion	213,000	76,000
Notes payable - related parties, long term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

During the nine months ended March 31, 2019, three notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that two of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

From July 23, 2018 through February 4, 2019, the Company issued notes to a related party for a total of $137,000 that all mature on June 30, 2019. The notes bears 0% interest per annum. The Company evaluated the notes for imputed interest and found it to be immaterial.

Notes Payable – Non-Related Parties

Notes payable due to non-related parties consisted of the following as of March 31, 2019 and June 30, 2018, respectively:

Notes Payable – Non-Related Parties
	March 31,	June 30,
	2019	2018
$52,000 face value, issued in August 2017, interest rate of 0%, matured December 2018 net of unamortized discount of $0 as of March 31, 2019 and June 30, 2018. The note is currently in default.	$52,000	$52,000
$52,000 face value, issued in August 2017, interest rate of 10%, matures February 2019 net of unamortized discount of $0 as of March 31, 2019 and June 30, 2018. The note is currently in default.	52,000	47,099
$81,000 face value, issued in September 2017, interest rate of 8% per month, matured September 2018 net of unamortized discount of $0 as of March 31, 2019 and June 30, 2018. The note is currently in default.	81,000	81,000
$50,000 face value, issued in March 2018, interest rate of 10%, matured December 2018, net unamortized discount of $0 as of March 31, 2019 and June 30, 2018. The note is currently in default.	50,000	50,000
$225,000 face value, issued in March 2018, interest rate of 30%, matures March 2019 net of unamortized discount of $0 and $62,512 as of March 31, 2019 and June 30, 2018, respectively. The note is currently in default.	225,000	162,488
$260,000 face value, issued in June 2018, an additional $21,000 was added to principal by the noteholder, interest rate of 0%, matured December 2018 net of unamortized discount of $0 and $9,677 as of March 31, 2019 and June 30, 2018, respectively, of which $31,000 has been paid. The note is currently in default.	250,000	250,323
$52,000 face value with an OID of $2,000, issued in August 2018, interest rate of 0%, matured November 2018 net of unamortized discount of $0 as of March 31, 2019. The note is currently in default.	52,000	-
$80,000 face value with an OID of $5,000, issued in September 2018, interest rate of 0%, matured October 2018 net of unamortized discount of $0 as of March 31, 2019. The note is currently in default.	80,000	-
$16,000 face value with an OID of $1,000, issued in October 2018, interest rate of 0%, matured November 2018 net of unamortized discount of $0 as of March 31, 2019, of which $16,000 has been paid.	-	-
$160,000 face value, issued in November 2018, interest rate of 5% per month, matures February 2019 net of unamortized discount of $0 as of March 31, 2019. The note is currently in default.	160,000	-
$26,000 face value with an OID of $1,000, issued in March 2019, interest rate of 8% per month, matures April 2019 net of unamortized discount of $484 as of March 31, 2019. The note is currently in default.	25,516	-
Total note payable – non-related parties	1,027,516	642,910
Less current portion	1,027,516	642,910
Notes payable – non-related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 4 – NOTES PAYABLE - continued

During the nine months ended March 31, 2019, four notes were amended to extend the maturity date. The Company paid $47,000 and issued 100,000 one year warrants with a conversion price of $.03 per share of common stock as additional consideration to extend three of the notes. The Company evaluated the amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which the following were issued outstanding:

	Shares	Shares	Liquidation
	Allocated	Outstanding	Preference
Series A Convertible Preferred	100,000	15,500	$-
Series A-1 Convertible Preferred	3,000,000	2,585,000	3,663,824
Series B Convertible Preferred	200,000	3,500	35,000
Series C Convertible Preferred	1,000,000	13,404	-
Series D Convertible Preferred	375,000	130,000	-
Series E Convertible Preferred	1,000,000	275,000	-
Series H Preferred	5	2	-
Series P Convertible Preferred	600,000	86,640	-
Series S Convertible Preferred	50,000	-	-
Total Preferred Stock	6,325,005	3,109,046	$3,698,824

The Company’s Series A Convertible Preferred Stock (“Series A Preferred”) is convertible into Common Stock at the rate of 0.025 per share of Common stock for each share of the Series A Preferred. Dividends of $0.50 per share annually from date of issue, are payable from retained earnings, but have not been declared or paid.

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

The Company’s Series B Convertible 8% Preferred Stock (“Series B Preferred”) is convertible at the rate of 0.067 per share of Common Stock for each share of Series B Preferred. Dividends from date of issue are payable on June 30 from retained earnings at the rate of 8% per annum but have not been declared or paid.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 5 – CONVERTIBLE PREFERRED STOCK – continued

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the nine months ended March 31, 2019 the Company has not issued any shares of Series A-1 Preferred.

On February 5, 2019, the Company issued 1 share of its Series H Preferred Stock to the Company’s CEO and director in consideration of $25,000 of accrued and unpaid wages, the Company’s failure to timely pay current and past salaries. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transaction did not involve a public offering. The share was valued at $99,058 and the remaining $74,058 was recorded additional compensation.

On February 5, 2019, the Company issued 1 share of its Series H Preferred Stock to the Company’s Senior Vice President and director in consideration of $25,000 of accrued and unpaid wages, the Company’s failure to timely pay current and past salaries. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transaction did not involve a public offering. The share was valued at $99,058 and the remaining $74,058 was recorded additional compensation.

During the fiscal year ended June 30, 2018 the Company did not issue shares of Series A-1 Preferred.

During the nine months ended March 31, 2019 and 2018, the outstanding Preferred Stock accumulated $170,329 and $169,101 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of March 31, 2019 were approximately $1,304,735.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 6 – COMMON STOCK

On February 8, 2019, the Company increased the number of authorized shares of Common Stock from 250,000,000 up to 1,000,000,000 shares in the sole discretion of the board. The Company has authorized 503,407,666 shares of $0.001 par value per share Common Stock, of which 204,824,813 issued (of which 3,885,000 are to be issued) as of March 31,. The activity surrounding the issuances of the Common Stock is as follows:

For the Nine months ended March 31, 2019

The Company issued 9,750,000 shares of Common Stock for $97,500 in cash as part of a private placement

The Company issued 40,002,560 shares of Common Stock for the conversion of notes and accrued interest valued at $438,124.

The Company issued 15,635,000, of which 3,885,00 are to be issued shares of Common Stock as payment for services valued at $475,765.

As share-based compensation to employees and non-employees, the Company issued 12,740,732 shares of common stock valued at $276,497, based on the market price of the stock on the date of issuance.

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

As part of a debt extinguishment, a note holder agreed to cancel 14,837,251 shares of common stock.

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

Stock Purchase Options

During the nine months ended March 31, 2019, the Company did not issue any stock purchase options, and 25,000 expired.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS - continued

During the three months ended March 31, 2019, the Company did not issue stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the nine months ended March 31, 2019.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2018	525,000	$0.05	$0.16	3.81	$93,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(25,000)	-	-	-	(3,750)
Outstanding as of March 31, 2019	500,000	$0.05	$0.17	3.25	$90,000

Stock Purchase Warrants

During the nine months ended March 31, 2019, the Company issued warrants to purchase a total of 10,422,782, in conjunction with issuance of four promissory notes, valued at $282,194. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	March 31, 2019	June 30, 2018
Expected volatility	125-322%	105-304%
Expected dividends	0%	0%
Expected term	0-5 Years	0-5 Years
Risk-free interest rate	2.00-3.05%	0.96-2.73%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the nine months ended March 31, 2019.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2018	41,759,597	$0.32	$0.40	3.01	$13,291,022
Granted	10,422,782	0.07	0.04	4.37	85,581
Exercised	-	-	-	-	-
Cancelled/Expired	(8,284,470)	0.52	-	-	(3,816,254)
Outstanding as of March 31, 2019	43,897,909	$0.22	$0.34	3.13	$9,560,349

NOTE 8 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2019 and June 30, 2018. The fair values of the derivative instruments are measured each quarter, which resulted in a gain(loss) of ($3,736,445) and $169,584 and ($3,141,708) and $1,278,948, and derivative expense of $239,733 and $1,328,142 and $1,595,079 and $1,668,421 during the three and nine months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, and June 30, 2018, the fair market value of the derivatives aggregated $7,046,737 and $2,815,520, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 322.14 – 124.95%, and a discount rate of 3.05 – 2.00%.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS - continued

Financial instruments measured at fair value on a recurring basis at March 31, 2019, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$7,046,737	$7,046,737
Series H Preferred Stock	$-	$198,116	$-	$198,116

Liabilities measured at fair value on a recurring basis at June 30, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,815,520	$2,815,520

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation.

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,573.50 per month, and the total remaining obligations under these leases at March 31, 2019, were approximately $0.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at March 31, 2019, were approximately $0.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,450 per month, and the total remaining obligations under this lease at March 31, 2019, were approximately $186,243.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,100 per month, and the total remaining obligations under this lease at March 31, 2019, were approximately $77,498.

During the three and nine months ended March 31, 2019 and 2018, the operating lease expense totaled $83,406 and $83,141 and $259,172 and $265,559, respectively.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2019	$31,649
2020	126,596
2021	105,496
2022	-
2023	-
Total	$263,741

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES - continued

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through March 31, 2019 were approximately $1,304,735.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On April 4, 2019, the Company issued a convertible note to an unrelated company for $77,000 which includes proceeds of $75,000 and $2,000 in OID that matures in April 2020. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 60% of the lowest closing bid 20 days prior to the conversion date.

On April 18, 2019, the Company issued 600,000 shares of Common Stock for $6,000 in cash as part of a private placement.

On May 7, 2019, the Company issued a convertible note to an unrelated company for $38,500 which includes proceeds of $35,000 and $3,500 in OID that matures in February 2020. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at the lesser of 55% of the lowest volume weighted average price of common stock during the 20 days prior to the issuance date and 55% of the lowest volume weighted average price of common stock during the 20 days prior to the conversion date.

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

Corporate Background

We are a Delaware corporation, incorporated on about May 12, 1988, and traded on an over the counter market (ticker symbol OTCQB: AFTM). As of March 31, 2019, there were 200,939,813 shares of Common Stock issued and outstanding. The Company's office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

Quarterly Summary

The revenue results for the quarter ending March 31, 2019, were lower than expected due to the Company suspending the manufacturing of its main product, the Aftermaster Pro TV, in late 2018. The decision to suspend production was due to prohibitive manufacturing costs and product quality and reliability issues all of which required the Company to explore other manufacturing solutions.

On February 5, 2019, the Company announced that it had entered into a non-exclusive agreement with Advantego Corporation to provide manufacturing services to Aftermaster through subsidiaries of Shichuan Jiuzhou Electric Group Co., Ltd, one of China's largest and most respected manufacturers. The agreement with Advantego Corporation is expected to reduce Aftermaster's cost of manufacturing by over 50% and increase both the quality and reliability of its products. The savings in manufacturing costs will also enable Aftermaster's products to be offered in a multitude of retail outlets that were previously not economically viable. The agreement provides additional human resources, engineering expertise and overseas management to manufacture our products in China. The Company believes that the new manufacturing agreement will also dramatically increase production capacity which combined with substantial cost savings should positively impact the Company's cost of revenue, sales, and bottom line.

In conjunction with the Company's new manufacturer, both the Aftermaster Pro and HearClearTV™ products have been completely redesigned to increase reliability, ease installation and add additional functionality. The new design includes an updated circuit board, digital optical ports, Bluetooth connectivity and a hand-held remote. The new design also streamlines the manufacturing process. The Company expects to resume sales of its Aftermaster Pro and HearClearTV products in the third calendar quarter of 2019.

The Company has developed a specialized version of its Aftermaster Pro product called "HearClear TV", which is designed specifically for the hard of hearing, whether or not hearing aids are utilized. HearClearTV is specially designed to improve the clarity and level of audio frequencies most commonly associated with hearing loss while still offering an unrivalled increase in overall quality of TV audio. The HerarClearTV product shares the same physical design and features as the Aftermaster Pro. Advantego Corporation, the Company's marketing partner for HearClearTV, advised the Company that it has run a small test program to quantify the publics interest in HearClearTV in four audiological clinics, over 30 days. Adventego reported that the results were very favorable. Accordingly, the Company expects to initially market its HearClearTV product through a number of the 15,000 audiological clinics nationwide, starting in the third calendar quarter.

Aftermaster issued Advantego an initial purchase order for 25,000 units of the new Aftermaster Pro units (www.Aftermasterpro.com) and 25,000 HearClearTV units (www.HearClear.TV) with the Company's new manufacturer. Subject to financing, the units will be available for existing and anticipated purchase orders.

The Company also announced a new TV soundbar product called "The Superbar™". The Superbar is a no compromise audio system that is a first of its kind soundbar product. The Superbar combines Aftermaster's award winning and proprietary audio remastering process with optimized electronics, high sensitivity/low-flex speakers and HiFi grade amplifiers fed by Aftermaster's state-of-the-art Adaptive Crossover Circuitry™ (ACC). Like the Aftermaster Pro, The Superbar solves the biggest complaint with TV audio which is having difficulty hearing dialogue resulting in the need to constantly adjust the volume. The Superbar is the first soundbar that actually remasters TV audio programming in virtual real-time to both raise, level and clarify dialogue while dramatically improving the overall playback experience in a self-contained, high performance audio system. Aftermaster’s new Superbar is expected to be available in the third calendar quarter of 2019. The Superbar was also designed to deliver substantial improvements in TV audio throughout the entire frequency range of any programming, while delivering unequaled levels of bass from the soundbar itself, virtually eliminating the need for a floor standing sub-woofer.

The Company’s share price continued to be depressed during the quarter primarily due to share sales arising from various convertible notes that the Company had entered into over approximately the last eighteen months. The Company is actively working to reduce its note debt.

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

Subsequent to the Strategic Partnership Agreement the Company entered into a non-exclusive agreement with Advantego to manufacture Aftermaster products through subsidiaries of Shichuan Jiuzhou Electric Group Co., Ltd, of China.

Muzik Headphones

On November 4, 2017 the Company entered into an agreement with headphone manufacturer Muzik, Inc., to license its Aftermaster technology (through both its Company’s proprietary DSP chip and software application). Known as the “smartphone” of headphones, award-winning Muzik has created the worlds most advanced wireless headphone. Muzik’s proprietary voice command and multiple “hot keys” allow a user to access Spotify, Siri and connect their headphones to over 300 apps from fitness, news, and productivity to the connected home, commerce, automotive, and social media. Muzik is considered the most important new headphone designer and manufacturer. The Company expects its technology to be implemented in Muzik products in the future.

Recording Studios

Aftermaster operates six (6) recording and mastering studios at its Hollywood California facility. The Company’s engineers mix and master music for both independent and high profile artists. When available, the Company also rents its studios to third party artists and producers.

The Company completed an extensive renovation and subsequently opened a world-class music recording studio originally built by music legend Graham Nash and made famous by Crosby, Stills and Nash in 1977, which is located adjacent to its existing studios in Hollywood at the Crossroads of the World complex. The studio is equipped with state-of-the-art recording and mixing equipment, and it is used for both audio research and development as well as to generate revenue from rental to musicians such as Usher and Joe Perry. It is the largest of the recording studio that Aftermaster operates at its studio facilities in Hollywood.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company introduced its Aftermaster Pro personal TV re-mastering device on national television on the Home Shopping Network (HSN). The Home Shopping Network is one of the world’s largest television retailers. The launch was considered very successful and HSN has subsequently issued multi purchase orders for thousands more units. New airing dates will be set once inventory is available from the Company’s new manufacturer. HSN provides a unique format which provides the Company with the opportunity to showcase the uniqueness and operation of its products on national television.

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

The Aftermaster Pro has been for sale on HSN TV and HSN.com and other online retail outlets including the Company’s own website, Aftermasterpro.com. The new savings in manufacturing costs will also enable Aftermaster's products to be offered in a multitude of retail outlets that were previously not economically viable.

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

The Company also completed the development of a new portable TV audio remastering product called HearClear TV™, which is based on its Aftermaster Pro product. HearClear is aimed at people that are hard of hearing and will initially be available through audiological clinics.

In addition, the Company also completed the development of a product called the Aftermaster Superbar™ which is the Company’s first soundbar product. The new Superbar™ will include Aftermaster’s award winning and patented Aftermaster audio technology. The Company expects to begin manufacturing the Superbar™ in the third quarter of 2019.

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

Employees

As of March 31, 2019, we employed nine full-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees are good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,574 per month, and the total remaining obligations under these leases at March 31, 2019, were approximately $0.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at March 31, 2019, were approximately $0.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,450 per month, and the total remaining obligations under this lease at March 31, 2019, were approximately $186,243.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $3,100 per month, and the total remaining obligations under this lease at March 31, 2019, were approximately $77,498.

RESULTS OF OPERATIONS

Revenues
	For the Three Months Ended
	March 31,
	2019	2018
AfterMaster Revenues	$185,042	$132,291
Product Revenues	21,590	308,905
Total Revenues	$206,632	$441,196

RESULTS OF OPERATIONS

Revenues
	For the Nine Months Ended
	March 31,
	2019	2018
AfterMaster Revenues	$457,414	$371,910
Product Revenues	691,804	529,748
Total Revenues	$1,149,218	$901,658

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We currently generate revenue from our operations through two activities: AfterMaster revenues and AfterMaster product revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the three and nine months ended March 31, 2019, increased to $185,042 and $457,414, as compared to $132,291 and $371,910 for the comparable three and nine months ended March 31, 2018, respectively. The increase in product revenues are due to the company selling Aftermaster Pro through our website (www.Aftermasterpro.com) and through consumer retail distribution channels.

In the aggregate, total Company revenues decreased to $206,632 for the current quarter, due to the company acquiring new overseas manufacture and the redesign of the Aftermaster Pro in order to lower the cost of goods sold. The revenue for the nine months increased to 1,149,218 compared to 901,658 for the nine months ended March 31, 2018, due to an increase in studio bookings and increase sales of the Aftermaster Pro for the first six months of the fiscal year 2019.

Cost of Revenues
	For the Three Months Ended
	March 31,
	2019	2018
Cost of Revenues (excluding depreciation and amortization)	$137,958	$365,407

Cost of Revenues
	For the Nine Months Ended
	March 31,
	2019	2018
Cost of Revenues (excluding depreciation and amortization)	$ 1,016,911	$876,747

Cost of revenues consists primarily of manufacturing cost of the Aftermaster Pro TV consumer electronic product, Aftermaster Studio Rent, Consultants, senior engineers, and excludes depreciation and amortization on fixed assets. The decrease in cost of revenues for the three months ending March 31, 2019, over the comparable periods, is attributable, primarily, to the decrease in product revenue therefore the company had lower manufacturing cost of the Aftermaster Pro, the nine month ending March 31, 2019 had an increase in product revenue, therefore also had an increase in manufacturing cost for the Aftermaster Pro TV.

Other Operating Expenses

	For the Three Months Ended
	March 31,
	2019	2018
Depreciation and Amortization Expense	$22,792	$41,800
Research and Development	-	8,793
Advertising and Promotion Expense	10,252	28,939
Legal and Professional Expense	17,736	28,915
Non-Cash Consulting Expense	406,661	75,914
General and Administrative Expenses	625,452	588,816
Total	$1,082,893	$773,177

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Operating Expenses

	For the Nine Months Ended
	March 31,
	2019	2018
Depreciation and Amortization Expense	$69,687	$125,307
Research and Development	5,623	10,987
Advertising and Promotion Expense	76,820	47,604
Legal and Professional Expense	32,546	66,105
Non-Cash Consulting Expense	710,508	167,949
General and Administrative Expenses	2,260,986	2,193,848
Total	$3,156,170	$2,611,800

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, public relations and information technology personnel; rent and facilities; and expenses related to the issuance of stock compensation. During the three and nine months ended March 31, 2019, General and Administrative expenses increased by $36,636 and $67,138 as compared to the three and nine months ended March 31, 2018. The increase is primarily due to the company using a third-party consultant to help with the business operations in the first quarter, which did not occur in the second quarter resulting in a decrease in the current quarter.

During the three and nine months ended March 31, 2019, Research and Development costs decreased to $0 and $5,623 from $8,793 and $10,987, Advertising and Promotion decreased to $10,252 and increased to $76,820 from $28,939 and $47,604, Legal and Professional fees decreased to $17,736 and $32,546 from $28,915 and $66,105 and consulting services increased to $406,661 and $710,508 from $75,914 and $167,949, as compared to the three and nine months ended March 31, 2018. The increase is primarily due to the company using social media advertising to help generate sales. The decrease in Research and Development was not material compared to the three and nine months ended March 31, 2018. The increases in Advertising and Promotion for the nine months ended March 31, 2019 as compared to the same period in 2018, are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product in the first three months of the 2018 period and the decrease was not material in the three months ended March 31, 2019 as compared to the same three month period in 2018. Legal and Professional fees decreases are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs. The increases in consulting expenses are primarily due to issuing of stock for services compared to the three and nine months ended March 31, 2018.

Other Income (Expense)
	For the Three Months Ended
	March 31,
	2019	2018
Interest Expense	$(686,510)	$(734,221)
Derivative Expense	(239,733)	(1,328,142)
Change in Fair Value of Derivative	(3,736,445)	169,584
Gain on Available for Sale Securities	-	240,000
Gain on Extinguishment of Debt	-	4,681,469
Total	$(4,662,688)	$3,028,690

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Income (Expense)
	For the Nine Months Ended
	March 31,
	2019	2018
Interest Expense	$(2,225,076)	$(2,199,709)
Derivative Expense	(1,595,079)	(1,668,421)
Change in Fair Value of Derivative	(3,141,708)	1,278,948
Loss on Available for Sale Securities	-	240,000
Gain on Extinguishment of Debt	-	4,771,511
Total	$(6,967,863)	$2,422,329

The other expenses during the three and nine months ended March 31, 2019, totaling $4,662,688 and $6,961,863 of expenses, which consists of interest expense, derivative expense, change in fair value of derivative. During the comparable periods in 2018, other income totaled $3,028,690 and $2,422,329. Interest expense has increased primarily due to non-cash interest expense relating to amortization of recent debt discount. These additional borrowings have been used in the development of the Aftermaster HD. Derivative expense and change in fair value of derivatives has decreased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Gain on available for sale securities has decreased in the current period due to there being no securities in the current period. Gain on extinguishment of debt decreased in the current period due to there being no notes extinguished in the current period.

Net Income (Loss)
	For the Three Months Ended
	March 31,
	2019	2018
Net Income (Loss)	$(5,676,907)	$2,331,302

Net Loss
	For the Nine Months Ended
	March 31,
	2019	2018
Net Loss	$ (9,985,726)	$(164,560)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants. Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505, Equity Based Payments to Non-Employees”, these non-cash issuances are expensed at the equity instruments fair market value. Absent these large stock-based compensations of $406,661 and $710,508 and $75,914 and $167,949, derivative expense of $239,733 and $1,595,079 and $1,328,142 and $1,668,421, gain (loss) on the change in the derivative liability of ($3,736,445) and ($3,141,708) and $169,584 and $1,278,948 for the three and nine months ended March 31, 2019 and 2018, our net income (loss) would have been ($1,294,068) and ($4,538,431) and $3,565,774 and $392,862 for three and nine months ended March 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $94,277 as of March 31, 2018, as compared to $390,191 as of June 30, 2019. The decrease is a result of the company entering into five (5) notes payable resulting in net proceeds of $325,000, eleven (11) related notes payable resulting in net proceeds of $137,000, and nine (9) convertible notes payable resulting in net proceeds of $1,252,350 compared to twenty-seven (27) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $418,500, six (6) notes payable resulting in net proceeds of $700,000, five (5) related notes payable resulting in net proceeds of $85,500, and thirty-four (34) convertible notes payable resulting in net proceeds of $1,625,360 to the Company in the period ended March 31, 2018. This amount was also decreased by operational costs, payments of obligations from convertible notes, notes, and lease payables. The company had more expenses during the quarter than the funding which resulted in a decrease in cash. The decrease is related to the company having less funding during the nine months ending March 31, 2019 as compared to March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company had prepaid expense of $358,271 as of March 31, 2019, as compared to $388,374 as of June 30, 2018. The decrease is due to the Company entering into three consulting agreements prepaid with 15,635,000 shares of common stock valued at $475,765 and an advisory agreement in the form of a $120,000 convertible note payable, offset by amortizing the prepaid expenses totaling $562,640 over the nine months ended March 31, 2019.

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

As of March 31, 2019, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the nine months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not a party to any litigation.

ITEM 1A - RISK FACTORS

Not required.

ITEM 2. RECENT SALE OF UNREGISTERED SECURITIES

From January through March 2019, the Company issued 9,750,000 shares of Common Stock for $97,500 in cash as part of a private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine months ended March 31, 2019, no matters were submitted to the shareholders for a vote.

ITEM 5. OTHER INFORMATION

Subsequent Events

On April 4, 2019, the Company issued a convertible note to an unrelated company for $77,000 which includes proceeds of $75,000 and $2,000 in OID that matures in April 2020. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at 60% of the lowest closing bid 20 days prior to the conversion date.

On April 18, 2019, the Company issued 600,000 shares of Common Stock for $6,000 in cash as part of a private placement.

On May 7, 2019, the Company issued a convertible note to an unrelated company for $38,500 which includes proceeds of $35,000 and $3,500 in OID that matures in February 2020. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at the lesser of 55% of the lowest volume weighted average price of common stock during the 20 days prior to the issuance date and 55% of the lowest volume weighted average price of common stock during the 20 days prior to the conversion date.

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

AFTERMASTER, INC.

Date: May 15, 2019	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: May 15, 2019	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: May 15, 2019	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary