Form 10-K
period 2019-06-30
AFTERMASTER, INC.
filed 2019-10-15
CIK 836809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed first fiscal quarter: 3,652,791.  Shares of Common Stock held by each officer and director and each person, to Registrant’s knowledge, who owns more than 5% or more of the Registrant’s outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

As of October 15, 2019, the number of shares of Registrant’s Common Stock outstanding was 279,321,696.

DOCUMENTS INCORPORATED BY REFERENCE

AFTERMASTER, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED

JUNE 30, 2019

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Corporate Background

We are a Delaware corporation, incorporated on about May 12, 1988, and traded on an over the counter market (ticker symbol OTCQB: AFTM). As of June 30, 2019, there were 279,507,995 shares of Common Stock issued and outstanding. The Company’s office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Aftermaster, Inc. (“the Company” or “Aftermaster”) is an audio technology company based in Hollywood, California with additional offices in Scottsdale, Arizona. The Company’s subsidiaries include Aftermaster HD Audio Labs, Inc. and MyStudio, Inc.

The Company and its subsidiaries are engaged in the development and commercialization of proprietary (patents issued and pending), leading-edge audio and video technologies and products for professional and consumer use, including Aftermaster® Audio, ProMaster™, Aftermaster Pro™, HearClearTV, the Superbar™, Aftermaster Studio Pro and MyStudio®. The Company also operates recording and mastering studios known as “Aftermaster Studios Hollywood”, at its Hollywood facilities. www.aftermaster.com

The name Aftermaster was derived from our technology being used to remaster and improve audio that has already been mastered, hence “Aftermaster”. Aftermaster is unique among audio processes as it greatly enhances the entire frequency range of an audio event without distortion or changing the underlying intent of the audio. The Aftermaster process is also popular for mastering previously un-mastered audio such as new recordings or live events.

Aftermaster, Inc. is an award-winning audio laboratory whose unique expertise and approach to its audio technologies and products, is rooted in its world class expertise in music related audio engineering, processing and mastering. The music industry has been responsible for the biggest breakthroughs in audio techniques, inventions and technologies for over a century. Aftermaster’s team of audio engineers and music industry veterans have produced, engineered and mastered more hit records than any other audio company in the world, providing it with its leading edge expertise. The Aftermaster team includes well known industry veterans such as Ari Blitz, Pete Doell, Rodney Jerkins, Larry Ryckman, Justin Timberlake, Andrew Wuepper and Shelly Yakus. For more information visit. www.Aftermaster.com/team

Mission Statement

Aftermaster’s goal is to become one of the most innovative and important audio companies in the world through the development and licensing of proprietary audio technologies, the development and sales of leading-edge consumer and professional audio electronics products and through its contributions in the production, mixing and mastering of music, television and film audio.

Year End Summary

The year ending June 30, 2019, started out very strong but ended with manufacturing challenges which significantly impacted our results for the year over the year prior. High return rates and quality and reliability issues with the Company’s Aftermaster Pro product, led the Company to suspend sales in December 2018, and dismiss its manufacturer. Subsequently the Company commenced an action in the United States District Federal Court for the Central District of California against the manufacturer, Infinity Power and Controls, LLC of Rock Springs, Wyoming for $30 million to recover direct and punitive damages.

Since suspending production, the Company undertook a complete redesign of its Aftermaster Pro unit and developed two new products, HearClear TV and the “Superbar” soundbar. The redesigned Aftermaster Pro has new features including Bluetooth, optical in/out and a handheld remote. Its sister unit “HearClearTV” is designed to significantly improve television audio for those that are hard of hearing. They will join the Aftermaster Studio Pro which is the Company’s first product aimed at industrial and commercial applications. www.aftermaster.com/products

In order to address its ongoing financing and manufacturing challenges the Company entered into a groundbreaking, multi-year, Financing, Licensing, Manufacturing and Distribution agreement with Ritika Research Labs Pvt. Ltd. of Mumbai India. Ritika is a private company which has interests in manufacturing, electronics and product distribution and marketing. The agreement calls for Ritika to finance engineering, product development, manufacturing, inventory and the marketing and distribution of all Aftermaster’s products worldwide (excluding the US and Canada). The Company will receive tiered royalty payments on worldwide sales excluding the US and Canadian markets, which are retained by the Company.

The agreement is a true milestone for Aftermaster as it provides not only high-quality manufacturing and worldwide distribution, but also the funding and engineering support for Aftermaster’s manufacturing, inventory and future product development. The capital and operational relief has been structured in return for a revenue share and equity stake to Ritika, which greatly aligns our mutual efforts in the best interests of Aftermaster’s shareholders.

In addition, the partnership is expected to provide increased financial stability for Aftermaster with less financing related dilution for shareholders as well as a significant increase in the quality and reliability of its products. The partnership will also pave the way for Aftermaster to commit the resources for its elite engineering team to develop new, groundbreaking and competitive world class audio technologies.

Over the year, the Company continued to consolidate a majority of its convertible promissory notes, with three lenders. The Company also bundled several high interest rate notes into a single note for $900,204.45. The note carries an annual rate of 15% and is due April 30, 2021. Interest only payments are payable beginning January 2020. In addition, the Company has recently received financing commitments for what it believes to be the capital required to support its operations through to the resumption of the sales of its products.

During the year, the Company was awarded another patent relating to its Aftermaster technology. That patent was the Company’s eighth issued audio and visual related patent and is one of several patents that are filed and pending.

Business and Products

Aftermaster Consumer and Professional Electronics Products

The Company has assembled a talented, technical and design team who design and develop the Company’s consumer and professional electronics products. The first consumer electronic product to be introduced was the Aftermaster Pro, designed to dramatically improve the quality of TV audio. Aftermaster Pro is the world’s first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. Aftermaster Pro is a proprietary, first-to-market product which has no direct competition.

The number of existing televisions worldwide is substantial, and a majority of TV owners complain about their TV audio quality, especially the need to continually adjust the volume because of the difficulty in hearing dialogue in programming.

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

Once the Company receives new inventory of its products, the Aftermaster Pro will again be for sale on HSN TV and HSN.com and other online retail outlets as well as through the Company’s own website, Aftermasterpro.com.

The Company has also developed a new portable TV audio remastering product called HearClear TV™, which is based on its Aftermaster Pro product. HearClear is aimed at people with hearing loss and will initially be available through audiological clinics www.hearclear.tv. In addition, the Company also completed the development of a product called the Superbar™ which is the Company’s first soundbar product. The new Superbar™ will include Aftermaster’s award winning and patented Aftermaster audio technology. The Company expects to begin manufacturing the Superbar™ late this year.

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

ON Semiconductor/Aftermaster Audio Chip and Software

The Company jointly developed a unique semi-conductor chip with ON Semiconductor (“ON”) of Phoenix, Arizona, to commercialize its Aftermaster technology through audio semiconductor chips. ON is a multi-billion-dollar, multi-national semiconductor designer and manufacturer.

Branded the BelaSigna 300 AM chip, it is one of the smallest, high power/low voltage DSP chips available. It is small enough to fit into a hearing aid but equally effective in any size device with audio capability.

In conjunction with ON, we also completed the development of an Aftermaster software algorithm that is designed to be a standalone software product. We believe the sound quality from our algorithm provides a superior audio experience relative to other products on the market.

The algorithm and chips allow consumer product manufacturers an opportunity to offer a significantly improved and differential audio experience in their products without having to significantly change hardware and form factor designs. We hope to generate significant revenues through the sale of the ON/Aftermaster chips and software licensing.

Promaster On-line Music Mastering

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

www.promasterhd.com

TuneCore

Aftermaster offers both world-class, professional hands-on mastering services and instant online mastering through its Promaster brand for music, TV and film in its facilities in Hollywood, California. The Company has a partnership with TuneCore Digital Music Services to provide both professional hands-on mastering services and on-line instant mastering services through its Promaster on-line to TuneCore’s customers. The Professional Mastering division is headed up by Peter Doell, one of the world’s foremost mastering engineers.

Currently, TuneCore is one of the world’s largest independent digital music distribution and publishing administration service. Under our agreement, Aftermaster has become the platform for both hands-on professional and online instant mastering services for TuneCore’s artists on an exclusive basis. TuneCore has one of the highest artist revenue-generating music catalogs in the world, earning TuneCore Artists over a billion dollar from downloads and streams. TuneCore’s music distribution services help artists, labels and managers sell their music through iTunes, Amazon Music, Spotify and other major download and streaming sites while retaining 100% of their sales revenue and rights for a low annual flat fee. TuneCore’s artists have direct access to Aftermaster’s world-class senior mastering engineers and unmatched technologies and can have their tracks hand mastered for a premium price or instantly electronically mastered through Aftermaster’s Promaster, returned and ready for distribution. The partnership builds upon TuneCore’s mission to provide independent artists with key tools to build their careers and gain broad fan exposure, by granting access to unparalleled mastering that meets the industry’s highest standards.

Muzik Headphones

The Company is party to an agreement with headphone manufacturer Muzik, Inc., to license its Aftermaster technology (through both its Company’s proprietary DSP chip and software application) for Muzik products. Known as the “smartphone” of headphones, award-winning Muzik has created one of the worlds most advanced wireless headphones. Muzik’s proprietary voice command and multiple “hot keys” allow a user to access Spotify, Siri and connect their headphones to over 300 apps from fitness, news, and productivity to the connected home, commerce, automotive, and social media. Muzik is considered one of the most important new headphone designer and manufacturer. The Company expects its technology to be implemented in Muzik products in the future.

Recording Studios

The Company operates six recording and mastering studios in Hollywood, California, all located next to the Company’s offices at the Crossroads of the World complex. The largest studio is a world-class music recording studio originally built by music legend Graham Nash and made famous by Crosby, Stills and Nash in 1977. The studio is equipped with state-of-the-art recording and mixing equipment, and it is used for both audio research and development as well as to generate revenue from rental to prominent musicians.

www.aftermaster.com/studios

Aftermaster Audio Technology

Aftermaster audio technology was created and developed pursuant to a multi-year, multi-million-dollar development effort to make digital audio sound substantially better by developing proprietary software, digital signal processing technology and consumer products. The Aftermaster Audio Labs team is comprised of a unique group of award-winning industry leaders in music, technology and audio engineering which includes Ari Blitz, Peter Doell, Rodney Jerkins, Larry Ryckman, Justin Timberlake, Andrew Wuepper and Shelly Yakus. See www.Aftermaster.com.

Our Aftermaster audio technology is an internally-developed, proprietary (patented and patents pending) mastering, remastering and audio processing technology which makes virtually any audio source sound significantly louder, fuller, deeper and clearer. Aftermaster is a groundbreaking technology which eliminates the weaknesses found in other audio enhancement and processing technologies while offering a much superior audio experience for consumer and industrial applications. We believe that our Aftermaster audio technology is one of the most significant breakthroughs in digital audio processing technology and has the potential to create significant revenues for the Company. The broad commercialization of this technology is a top priority for the Company.

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

Aftermaster audio is also the only commercial audio enhancement technology available that is also used for professional music mastering because it enhances the entire frequency range without distortion or changing the underlying intent of the music. The technology has been used to master music created by some of the world’s most popular artists. Further information on Aftermaster and Aftermaster products can be found at www.Aftermaster.com.

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

Employees

As of June 30, 2019, we employed nine full-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees are good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,574 per month, and the total remaining obligations under these leases at June 30, 2019, were approximately $0.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at June 30, 2019, were approximately $0.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,450 per month, and the total remaining obligations under this lease at June 30, 2019, were approximately $163,895.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expired on February 22, 2019 and the Company did not renew the lease. The total lease expense for the facility was approximately $3,000 per month, and the total remaining obligations under this leases at June 30, 2019, were approximately $0.

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

We Have Limited Capital and Will Need Additional Financing.

As of June 30, 2019, we had an accumulated deficit of $85,859,489 and negative working capital of $12,891,404. In addition, for the year ended June 30, 2019, we had a loss of approximately $9,302,739 and negative cash flow from operating activities of approximately $2,417,256. The Company has not declared dividends on its common stock, but the Company does have cumulative dividends in arrears through June 30, 2019, of approximately $1,361,102 for its outstanding Series A Convertible Preferred Stock.

Revenues generated from our current operations are not sufficient to pay our ongoing operating expenses. Therefore, we will have to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. In order to fund our working capital needs and our operational costs during 2019, we entered into twenty-two (22) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $281,500, seven (7) notes payable resulting in net proceeds of $375,000, thirteen (13) related notes payable resulting in net proceeds of $154,000, and thirteen (13) convertible notes payable resulting in net proceeds of $1,867,350 to the Company.

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

Lack of Diversification.

Our current size and financial condition makes it unlikely that we will be able to commit our funds to diversify the business until we have a proven track record in our current markets. However, we do not have any plans nor have we identified any areas or markets in which we would seek diversification in our Company’s business. We acknowledge that limiting our product offerings carries a risk of limiting revenues, which may impact our ability to continue operations.

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

Performance - Market Acceptance.

The quality of our products, services, its marketing and sales ability, and the quality and abilities of our personnel are among the operational keys to our success.  We are heavily dependent upon successfully completing our product development, gaining market acceptance and subsequently recruiting and training a successful sale and marketing force.  There can be no assurance that we will be successful in attracting, training or retaining the key personnel required to execute the business plan.  Also, there can be no assurance that we can complete development of new technologies so that other companies possessing greater resources will not surpass it.  There can be no assurance that we can achieve our planned levels of performance.  If we are unsuccessful in these areas, it could have a material adverse effect on our business, results of operations, financial condition and forecasted financial results.  The entertainment industry may resist our business plan and refuse to participate in contests and other sponsorship events.   In that case we would be forced to fund and sponsor its own contests which would affect operating capital, liquidity and revenues.   The music industry may also resist the adoption of our AfterMaster technology for new and catalogue releases.

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

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended June 30, 2019 includes an explanatory paragraph relating to our ability to continue as a going concern.  We have suffered substantial losses from operations and require additional financing.  Ultimately, we need to generate additional revenues and attain profitable operations.  These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTIES.

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,574 per month, and the total remaining obligations under these leases at June 30, 2019, were approximately $0.

We lease a warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at June 30, 2019, were approximately $0.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,450 per month, and the total remaining obligations under this lease at June 30, 2019, were approximately $163,895.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expired on February 22, 2019 and the Company did not renew the lease. The total lease expense for the facility was approximately $3,000 per month, and the total remaining obligations under this lease at June 30, 2019, were approximately $0.

ITEM 3. LEGAL PROCEEDINGS.

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.

1. Subsequent to the year end, the Company became a defendant in an employment related lawsuit filed by a former employee, who was terminated for cause in October 2018. The Company believes it is without merit and has filed a defense and Motion to move the matter to Arbitration. The complaint revolves around alleged unpaid commissions and the Company does not consider it to be material.

2. On May 2019, a Company subsidiary was named in a lawsuit filed in the Superior Court of Arizona County of Maricopa by the Company’s prior manufacturer, Infinity Power and Controls, LLC. (Infinity), alleging non-payment of invoices totaling $414,000 and an undetermined amount of parts inventory. On July 5, 2019, the Company was added as a defendant in the action. Infinity was the Company’s manufacturer until they were dismissed in December 2018, due to quality and reliability issues, which resulted in unacceptable product returns. On July 2, 2019, the Company commenced an action against Infinity Power and Controls LLC in the United States District Court Central District of California for Breach of Contract, Negligence and Fraud. The lawsuit asks for direct and punitive damages of $30 million from Infinity. As a both plaintiff and defendant in matters relating to its prior manufacturer, the Company believes it sustained substantial damage from the poor-quality product manufactured by Infinity.

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

For the Fiscal Year Ending on June 30, 2019	High	Low
Quarter Ended June 30, 2019	0.04	0.01
Quarter Ended March 31, 2019	0.03	0.01
Quarter Ended December 31, 2018	0.04	0.02
Quarter Ended September 30, 2018	0.05	0.03

For the Fiscal Year Ending on June 30, 2018	High	Low
Quarter Ended June 30, 2018	0.05	0.04
Quarter Ended March 31, 2018	0.06	0.04
Quarter Ended December 31, 2017	0.12	0.10
Quarter Ended September 30, 2017	0.17	0.16

Stockholders

As of June 30, 2019, the number of stockholders of record according to our transfer agent was approximately 602.  Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of stockholders represented by these record holders.  Consequently, the actual number of stockholders of record as of the date of this Report was not available. The Company believes, however, that it has approximately 1,500 stockholders in total.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

Pursuant to the terms of our Series A Convertible Preferred Stock, a 5% annual dividend is due and owing. Pursuant to the terms of our Series B Convertible Preferred Stock, an 8% annual dividend is due and owing.  Pursuant to the terms of our Series A-1 Senior Convertible Redeemable Preferred Stock, a 6% annual dividend is due and owing.  As of June 30, 2019, we had not declared dividends on Series A, Series B or its Series A-1 Preferred Stock.  We have, however, for those shares of Series A-1 Preferred Stock that were converted, calculated the dividends through the date of conversion and issued shares of common stock in payment of those dividends.  The unpaid cumulative dividends totaled approximant $1,361,102.  See Note 8 of Notes to Consolidated Financial Statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities for Fiscal Years 2019 and 2018

Fiscal Year 2019

During fiscal year ended June 30, 2019, the Company issued 28,150,000 shares of Common Stock for $281,500 in cash as part of a private placement.

The Company issued 50,583,250 shares of Common Stock for the conversion of notes and accrued interest valued at $486,796.

The Company issued 15,635,000 shares of Common Stock for the prepaid consulting services and rent valued at $475,765.

As share-based compensation to employees and non-employees, the Company issued 19,851,843 shares of common stock valued at $394,386, based on the market price of the stock on the date of issuance.

As interest expense on outstanding notes payable, the Company issued 3,000,000 shares of common stock valued at $90,000 based on the market price on the date of issuance.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
	For the Year Ended
	June 30,
	2019	2018
AfterMaster Revenues	$601,812	$517,689
Product Revenues	374,510	1,131,812
Total Revenues	$976,322	$1,649,501

We currently generate revenue from our operations through two activities: AfterMaster revenues and AfterMaster product revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. AfterMaster revenues for the fiscal year ended June 30, 2019, increased to $601,812, as compared to $517,689 for the comparable fiscal year ended June 30, 2018, respectively. The increase in product revenues are due to the company selling Aftermaster Pro through our website (www.Aftermasterpro.com) and through consumer retail distribution channels.

In the aggregate, total Company revenues decreased to $976,322 for the year ended June 30, 2019, as compared to total revenues of $1,649,501 for the year ended June 30, 2018, respectively. The decrease is due to the company acquiring new overseas manufacture and the redesign of the Aftermaster Pro in order to lower the cost of goods sold.

Cost of Revenues
	For the Year Ended
	June 30,
	2019	2018
Cost of Revenues (excluding depreciation and amortization)	$823,449	$1,565,798

Cost of revenues consists primarily of manufacturing cost of the Aftermaster Pro TV consumer electronic product, Aftermaster Studio Rent, Consultants, senior engineers, and excludes depreciation and amortization on fixed assets. The decrease in cost of revenues for the year ending June 30, 2019, over the comparable periods, is attributable, primarily, to the decrease in product revenue therefore the company had lower manufacturing cost of the Aftermaster Pro.

Other Operating Expenses

	For the Year Ended
	June 30,
	2019	2018
Depreciation and Amortization Expense	$84,448	$158,505
Research and Development	5,623	15,771
Advertising and Promotion Expense	77,570	258,257
Legal and Professional Expense	69,524	94,102
Non-Cash Consulting Expense	773,512	296,005
General and Administrative Expenses	3,069,730	3,637,201
Total	$4,080,407	$4,459,841

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, public relations and information technology personnel; rent and facilities; and expenses related to the issuance of stock compensation. During the year ended June 30, 2019, General and Administrative expenses decreased by $567,471 as compared to the year ended June 30, 2018. The decrease is primarily due to the company using a third-party consultant to help with the business operations in the prior year, which did not occur in the current year.

During the year ended June 30, 2019, Research and Development costs decreased to $5,623 from $15,771, Advertising and Promotion decreased to $77,570 from $258,257, Legal and Professional fees decreased to $69,524 from $94,102 and consulting services increased to $773,512 from $296,005, as compared to the year ended June 30, 2018. The decrease is primarily due to the company using social media advertising to help generate sales the prior year, which ended in the first quarter of the current year. The decrease in Research and Development was not material compared to the year ended June 30, 2018. The decreases in Advertising and Promotion for the year ended June 30, 2019, are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product in the year ended June 30, 2018. Legal and Professional fees decreases are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs. The increases in consulting expenses are primarily due to issuing of stock for services compared to the year ended June 30, 2018.

Other Expense
	For the Year Ended
	June 30,
	2019	2018
Interest Expense	$(3,092,387)	$(3,178,179)
Derivative Expense	(2,288,380)	(2,787,712)
Change in Fair Value of Derivative	5,562	1,161,227
Gain on Available for Sale Securities	-	240,000
Gain on Extinguishment of Debt	-	4,762,594
Impairment of assets	-	(74,991)
Total	$(5,375,205)	$122,939

The other income (expense) during the fiscal year ended June 30, 2019, totaling ($5,375,205) of expenses, which consists of interest expense, derivative expense, change in fair value of derivative. During the comparable fiscal year in 2018, other income totaled $122,939. Interest expense has decreased primarily due to non-cash interest expense relating to amortization of recent debt discount. These additional borrowings have been used in the development of the Aftermaster HD. Derivative expense and change in fair value of derivatives has decreased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period. Gain on available for sale securities has decreased in the current period due to there being no securities in the current period. Gain on extinguishment of debt decreased in the current period due to there being no notes extinguished in the current period. Impairment of assets decreased in the current period due to there being no impairment in the current period.

Net Loss
	For the Year Ended
	June 30,
	2019	2018
Net Loss	$(9,302,739)	$(4,253,199)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants. Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505-50 “Equity Based Payments to Non-employees”, these non-cash issuances are expensed at the equity instruments fair market value. Absent these large stock-based compensations of $773,512 and $$296,005, derivative expense of $2,288,380 and $2,787,712, and gain on the change in the derivative liability of $5,562 and $1,161,227 for the fiscal years ended June 30, 2019 and 2018, our net (loss) income would have been $(6,232,059) and $(2,330,709) for fiscal years ended June 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $976,322 the fiscal year ended June 30, 2019 as compared to $1,649,501 in the comparable period in 2018. The Company has incurred losses since inception of $85,845,139. At June 30, 2019, the Company had negative working capital of $12,877,054, which was a decrease in working capital of $5,233,907 from June 30, 2018.

The Company had cash of $366,129 as of June 30, 2019, as compared to $390,191 as of June 30, 2018. The decrease is a result of the Company making payments on notes payable totaling $72,500 and $210,249 in payments on convertible notes, which was partially offset by the Company entered into twenty-two (22) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $281,500, seven (7) notes payable resulting in net proceeds of $375,000, thirteen (13) related notes payable resulting in net proceeds of $154,000, and thirteen (13) convertible notes payable resulting in net proceeds of $1,867,350 during the year ended June 30, 2019. The cash provided by financing activities decreased by $155,834 when compared during the year ended June 30, 2019 as compared to the year ended June 30, 2018. This amount also decreased due to current period operational costs, purchases of assets, and payments of obligations and lease payables.

The Company had prepaid expense of $311,296 as of June 30, 2019, as compared to $388,374 as of June 30, 2018. The decrease is due to the Company entering into three consulting agreements prepaid with 15,635,000 shares of common stock valued at $476,015, a consulting agreement prepaid with 1,000,000 warrants valued at $16,029, and an advisory agreement in the form of a $120,000 convertible note payable, offset by amortizing the prepaid expenses totaling $625,643 over the year ended June 30, 2019.

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

As of June 30, 2019, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of and for the fiscal year ended June 30, 2019 and June 30, 2018 have been audited to the extent indicated in the report by Haynie & Company and Sadler, Gibb & Associates, respectively, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

The aforementioned financial statements are presented in a separate section of this Report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our auditor for the fiscal year ended June 30, 2019 was the firm of Haynie & Company, 50 West Broadway, Salt Lake City, UT 84201, who were engaged on November 7, 2018.

Our financial statements as of and for the fiscal year ended June 30, 2019 has been audited to the extent indicated in the report by Haynie & Company, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) 2013 to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2019 and June 30, 2018, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO (2013) to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2019, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2019 were, based on COSO’s framework.

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

Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2019.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of June 30, 2019 were as follows:

Name	Age	Position
Lawrence G. Ryckman	60	Director, President, CEO, Chairman
Mirella Chavez	34	CFO, Director, Secretary, Treasurer
Mark Depew	57	Director, Senior Vice President Finance
Arnie Weintraub	76	Director
Aaron Ryckman	32	SVP Business Development

The directors and officers of our wholly-owned operating subsidiary, MyStudio, Inc., at June 30, 2019 were:

Name	Age	Position
Lawrence G. Ryckman	60	Director, President, CEO, Secretary

The directors and officers of our wholly-owned operating subsidiary, AfterMaster HD Audio Labs, Inc., at June 30, 2019 were:

Name	Age	Position
Lawrence G. Ryckman	60	Director, President, CEO, Secretary

The significant Employees of the Company as of June 30, 2019 were as follows:

Name	Position
Aaron Ryckman	SVP Business Development
Pete Doell	Senior Mastering Engineer
Ari Blitz	Senior Engineer

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

Peter Doell is one of the most talented and best-known mastering engineers in the world. Pete has more than 35 years of experience and has mastered and engineered hundreds of chart-topping records, film scores and TV spots. Doell has served as a first-call engineer with some of the most prestigious and acclaimed studios including Universal Mastering, Sunset Sound, Capitol Studios, and Sony Pictures.   Some of Doell’s credits include: Josh Groban, Frank Sinatra, Kurupt, John Waite, Glenn Frye, Celine Dion, Dave Coz, Miss Saigon, Miles Davis, Brian McKnight, Toto, Dwight Yoakam, Marilyn Manson, Los Lobos, Harry Connick Jr., The Beach Boys, Dashboard Confessional, Willie Nelson and Sheryl Crow.   He has also worked on feature film scores including Road To Perdition and Black Hawk Down, and mastered the music for prominent TV productions such as American Idol and The Voice.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company’s directors and named executive officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. Based on a review of the public record, we believe that during the year ended June 30, 2019 all current Officers and Directors have file the required reports on a timely basis under Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to the Company’s officers for the last two fiscal years.

Long Term Compensation
Annual Compensation	Awards				Payouts
				Other Annual	Restricted	Underlying	LTIP	All Other
		Salary		Compensation	Stock Awards	Options/Shares	Payout	Compensation
Name and Principal Position Fiscal Year		($)	Bonus ($)	($)	($)	($)	($)	($)

Lawrence G. Ryckman, Director, President, CEO, Chairman	2019	$184,047	$-	$-	$60,000	$-	$-	$25,000
	2018	$244,403	$-	$-	$60,000	$-	$-	$-

Mirella Chavez CFO, Director, Secretary, Treasurer	2019	$80,000	$-	$-	$140,000	$-	$-	$-
	2018	$80,000	$-	$-	$140,000	$-	$-	$-

Mark Depew Director, Senior Vice President Finance
	2019	$10,000	$-	$-	$60,000	-	$-	$25,000
	2018	$111,635	$-	$-	$60,000	-	$-	$-

Sheldon Yakus, Vice President	2019	$45,000	$-	$2,176	$-	$-	$-	$-
	2018	$94,480	$-	$-	$-	$-	$-	$-

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

Director Compensation

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnie Weintraub	2019	$-	$77,500	$-	$-	$-	$-	$77,500
	2018	$-	$70,129	$-	$-	$-	$-	$70,129

Employment and Related Agreements

The Company has no employment agreements with any of its current management.

Change in Control

The Company is not aware of any arrangements which may result in a change in control of the Company.

Equity Compensation Plans

As of June 30, 2019, our equity compensation plans were as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 30, 2019, concerning shares of the Company’s Common Stock held by (1) each stockholder known to own beneficially more than five percent of any class of the Company’s voting securities as of June 30, 2019, with the number of outstanding common shares at 279,507,995 at such time, (A) each of the Company’s directors, (B) each of the executive officers, and (C) all of the directors and executive officers as a group:

Title of Class	Beneficial Owner	Title of Class	Number of Shares	Percent of Class (1)
Common	Mirella Chavez 6323 W Desert Hills Dr. Glendale, AZ 85304	Direct (C)	9,022,549	3%

Common	Lawrence G. Ryckman 20202 Pacific Coast Highway, #5 Malibu, California 90265	Indirect (C)	10,281,096	3.68%

Common	Sheldon Yakus 1778 Lantana Drive Miden, NV 89423	Direct (B)	245,797	0.09%

Common	Justin Timberlake 1801 Century Park West Los Angeles, CA 90067	Direct	10,579,655	3.79%

Common	Arnold S. Weintraub 24901 Northwestern Hwy, #311 Southfield, MI 48075	Direct (A)	3,594,675	1.29%

Common	Mark Depew 1325 Deerbrooke Trail Cheyenne, WY 82009	Direct (C)	3,978,831	1.42%

Series H Preference Stock	Lawrence G. Ryckman 20202 Pacific Coast Highway, #5 Malibu, California 90265	Direct (1) (C)	2	40.00%

Series H Preference Stock	Mark Depew 1325 Deerbrooke Trail Cheyenne, WY 82009	Direct (1) (C)	2	40.00%

Series A Convertible Preference Stock	Murray B. Day 549 W. Cresent Palo Alto, CA 94301	Direct	5,000	32.26%

Series A Convertible Preference Stock	Elliot Leferts 60 McNear Drive San Rafael, CA 9490	Direct	3,000	19.35%

Series A Convertible Preference Stock	Harriet Lloyd 1200 California St. San Francisco, CA 94109	Direct	2,500	16.13%

Series A Convertible Preference Stock	Richard Matza 454 Burr Rd. Southbury, CT 06488	Direct	2,500	16.13%

Series A Convertible Preference Stock	Richard Oliver 25466 Adobe Lane Los Altos, CA 94022	Direct	2,500	16.13%

Series B Senior Redeemable Convertible Preference Stock	J. Patrick Carter 2448 E. 81st Street, #4550 Tulsa, OK 74137	Direct	1,500	42.86%

Series B Senior Redeemable Convertible Preference Stock	Robert Stillman 2440 Virginia Ave NW, Apt. D 1206 Washington, DC 20037	Direct	2,000	57.14%

Series C Convertible Preferred Stock	John Arrilaga, TTEE 2560 Mission College Blvd., #101 Santa Clara, CA 95054	Direct	2,068	15.43%

Series C Convertible Preferred Stock	Paul Essi 2450 One Cleveland Center Cleveland, OH 44114	Direct	1,171	8.74%

Series C Convertible Preferred Stock	Thomas Fersti P.O. Box 284 761 State St. Millington, MI 48746	Direct	3,592	26.80%

	Marton & Kjellaaug Klepp 12 Day Road Armonk, NY 10504	Direct	1,825	13.62%

Series C Convertible Preferred Stock	Gustavo Nicolich P.O. Box 60040 Palo Alton, CA 94306	Direct	1,097	8.18%

Series C Convertible Preferred Stock	Richard Perry, TTEE 2200 Cowper Street Palo Alto, CA 94301	Direct	2,068	15.43%

Series P Convertible Participating Preferred Stock	Robert Huskins 42 Shady Vista Rd. Rolling Hills Estates, CA 90274	Direct	67,741	78.19%

Series P Convertible Participating Preferred Stock	Roderick Thompson Address unknown	Direct	18,899	21.81%

	Officers and Directors as a Group		37,820,068

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

2.   The above table is based on 279,507,995 shares of Common Stock outstanding as of June 30, 2019, and based on the following shares of other voting stock outstanding as of such date: (i) 15,500 shares of Series A Convertible Preference Stock; (ii) 2,585,000 shares of Series A-1 Convertible Preference Stock; (iii) 3,500 shares of Series B Senior Redeemable Convertible Preference Stock; (iv) 13,404 shares of Series C Convertible Preferred Stock; and (v) 86,640 shares of Series P Convertible Participating Preferred Stock; (vi) 2 shares of Series H Preferred Stock.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of June 30, 2018, of which $3,925,000 was extinguished.

On August 8, 2016, the Company issued notes to a daughter of a director of the Company, for $30,000. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.40 per share.

On November 15, 2016, the Company issued notes to a director and officer of the Company, for $5,000. The note bears an average interest rate of 0% per annum.

From November 2016 to June 2019, the Company issued notes to a director and officer of the Company, a director of the Company, for $354,500. The note bears an average interest rate of 0% per annum.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2019 and 2018:

	2019	2018
Audit Fees (1)	$110,000	$122,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total Fees	$110,000	$122,000

1. Audit Fees.  Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended June 30, 2019 and 2018 and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-Q for those fiscal years.

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

4. All Other Fees.  Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.  No services were performed related to financial information systems design and implementation for the fiscal years ended June 30, 2019 and 2018.

No “audit-related,” “tax” and “all other” services in 2019 or 2018, as defined above, were approved by the Audit Committee in reliance on the de minimums exception to the preapproval requirements under federal securities laws and regulations.

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

AFTERMASTER, INC.

Date: October 15, 2019	By:	/s/ Larry Ryckman
Larry Ryckman
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Ryckman	President and Director	October 15, 2019
Larry Ryckman	(Principal Executive Officer)

/s/ Mirella Chavez	Chief Financial Officer	October 15, 2019
Mirella Chavez

/s/ Mark Depew	Director	October 15, 2019
Mark Depew

/s/ Arnold S. Weintraub	Director	October 15, 2019
Arnold S. Weintraub

AFTERMASTER, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aftermaster, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aftermaster, Inc. (the Company) as of June 30, 2019, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a deficit in stockholders’ equity, negative working capital, and revenues insufficient to cover operating costs. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company
Salt Lake City, Utah
October 15, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AfterMaster, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AfterMaster, Inc. (“the Company”) as of June 30, 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We served as the Company’s auditor from 2013 to 2018.

Salt Lake City, UT

October 15, 2018

office 801.783.2950 fax 801.783.2960 www.sadlergibb.com | Main: 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109 | Provo: 3507 N University Ave #100, Provo, UT 84604

AFTERMASTER, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2019	2018

ASSETS

Current Assets
Cash and cash equivalents	$366,129	$390,191
Accounts receivable, net	24,226	203,720
Inventory, net	306,762	-
Prepaid expenses	311,296	388,374

Total Current Assets	1,008,413	982,285

Property and equipment, net	60,817	143,360

Deposits	24,217	25,117

Total Assets	$1,093,447	$1,150,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$1,957,550	$1,592,257
Accrued interest	921,033	351,189
Deferred revenue	3,921	2,400
Accrued consulting services - related party	161,124	70,621
Derivative Liability	5,009,094	2,815,520
Notes payable - related party	230,000	76,000
Notes payable, net of discount of $992 and $77,090, respectively	1,053,758	642,910
Convertible notes payable - related party, net of discount of $0 and $4,422, respectively	119,500	115,078
Convertible notes payable, net of discount of $1,024,700 and $812,306, respectively	4,443,837	2,959,457

Total Current Liabilities	13,889,817	8,625,432

Total Liabilities	13,899,817	8,625,432

Commitments and Contingencies

Stockholders’ Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16

Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585

Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series H; $0.001 par value; 5 shares authorized, 2 shares issued and outstanding	-	-
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 513,407,666 shares, par value $0.001, 275,507,995 and 133,446,521 shares issued and outstanding, respectively	275,629	133,742
Common stock to be issued, 3,885,000 and 28,841,381, respectively	3,885	28,553
Additional paid In capital	72,770,496	68,916,676
Accumulated Deficit	(85,859,489)	(76,556,750)

Total Stockholders’ Deficit	(12,806,370)	(7,474,670)

Total Liabilities and Stockholders’ Deficit	$1,093,447	$1,150,762

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2019	2018

REVENUES
AfterMaster Revenues	$601,812	$517,689
Product Revenues	374,510	1,131,812
Total Revenues	976,322	1,649,501

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	823,449	1,565,798
Depreciation and Amortization Expense	84,448	158,505
Research and Development	5,623	15,771
Advertising and Promotion Expense	77,570	258,257
Legal and Professional Expense	69,524	94,102
Non-Cash Consulting Expense	773,512	296,005
General and Administrative Expenses	3,069,730	3,637,201

Total Costs and Expenses	4,903,534	6,025,639

Loss from Operations	(3,927,534)	(4,376,138)

Other Income (Expense)
Interest Expense	(3,092,387)	(3,178,179)
Derivative Expense	(2,288,380)	(2,787,712)
Change in Fair Value of Derivative	5,562	1,161,227
Gain Available for Sale Securities	-	240,000
Gain on Extinguishment of Debt	-	4,762,594
Impairment of assets	-	(74,991)

Total Other Income (Expense)	(5,375,205)	122,939

Loss Before Income Taxes	(9,302,739)	(4,253,199)
Income Tax Expense	-	-
NET LOSS	$(9,302,739)	$(4,253,199)

Preferred Stock Accretion and Dividends	(226,696)	(225,468)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(9,529,435)	$(4,478,667)

Basic and diluted Loss Per Share of Common Stock	$(0.05)	$(0.03)

Weighted Average Number of Shares Outstanding	187,188,131	131,144,651

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional				Total
	Preferred Stock		Common Stock		Paid In	Common Stock to	Accumulated	Accumulated Other	Stockholders’
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Comprehensive Income	Equity

Balance, June 30, 2017	3,109,044	$3,109	118,486,728	$118,493	$63,627,987	$-	$(72,303,551)	$93,600	$(8,460,362)
Common Stock Sold for Cash, net of offering costs of $4,750	-	-	16,200,000	2,841	626,551	13,358	-	-	642,750
Share-Based Compensation to Directors and Employees- Common shares	-	-	4,501,592	2	349,446	4,501	-	-	353,949
Total Stock Issued for Consulting Services and Rent	-	-	1,415,000	245	105,875	1,170	-	-	107,290
Common stock issued as charitable contribution	-	-	100,000	100	6,900	-	-	-	7,000
Common stock issued as incentive with Convertible debt	-	-	6,098,101	267	311,161	5,833	-	-	317,261
Common stock issued for conversion of debt	-	-	28,928,570	26,344	807,905	2,584	-	-	836,833
Common stock issued for interest expense	-	-	1,280,162	-	216,348	1,280	-	-	217,628
Common stock issued for extension of notes	-	-	115,000	-	16,782	115	-	-	16,897
Common Stock cancelled in extinguishment of debt	-	-	(14,837,251)	(14,550)	14,838	(288)	-	-	-
Accumulated other comprehensive income from Available for Sale Securities	-	-	-	-	-	-	-	(93,600)	(93,600)
Beneficial Conversion Feature	-	-	-	-	188,521	-	-	-	188,521
Share-Based Compensation - Warrants and options	-	-	-	-	(16,532)	-	-	-	(16,532)
Derivative liability	-	-	-	-	2,660,894	-	-	-	2,660,894
Net loss for the year ended June 30, 2018	-	-	-	-		-	(4,253,199)	-	(4,253,199)
Balance, June 30, 2018	3,109,044	$3,109	162,287,902	$133,742	$68,916,676	$28,553	$(76,556,750)	$-	$(7,474,670)
Common Stock Sold for Cash, net of offering costs of $0	-	-	28,150,000	28,150	253,350	-	-	-	281,500
Share-Based Compensation to Directors and Employees- Common shares	-	-	19,851,843	19,851	377,535	-	-	-	397,386
Total Stock Issued for Consulting Services and Rent	-	-	15,635,000	11,750	460,130	3,885	-	-	475,765
Preferred H stock issued for conversion of debt	2	-	-	-	198,116	-	-	-	198,116
Common stock issued for conversion of debt	-	-	50,583,250	50,583	436,213	-	-	-	486,796
Common stock issued for interest expense	-	-	3,000,000	3,000	87,000	-	-	-	90,000
Common Stock Issued from stock to be issued	-	-	-	28,553	-	(28,553)	-	-	-
Derivative liability	-	-	-	-	2,041,476	-	-	-	2,041,476
Net loss for the year ended June 30, 2019	-	-	-	-		-	(9,302,739)	-	(9,302,739)
Balance, June 30, 2019	3,109,046	$3,109	279,507,995	$275,629	$72,770,496	$3,885	$(85,859,489)	$-	$(12,806,370)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2019	2018

OPERATING ACTIVITIES

Net Loss	$(9,302,739)	$(4,253,199)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	84,448	158,507
Share-based compensation - Common Stock	397,386	353,949
Share-based compensation - warrants and options	-	246,868
Share based compensation - preferred stock	148,116	-
Common stock issued for charitable contribution	-	7,000
Common stock issued as incentive with convertible debt	-	16,897
Warrants issued as incentive to modify derivative instruments	68,854	-
Amortization of debt discount and issuance costs	2,086,956	1,856,791
Impairment of assets	-	74,991
(Gain)/Loss on extinguishment of debt	-	(4,762,594)
Derivative expense	2,288,380	2,787,712
(Gain)/Loss remeasurement of derivative	(5,562)	(1,161,227)
Gain on Available for Sale Securities	-	(240,000)
Changes in Operating Assets and Liabilities:
Accounts receivables	179,492	(106,617)
Inventory	(306,762)	104,891
Other assets	688,872	235,274
Deposits	900	8,246
Accounts payable and accrued expenses	365,297	1,250,908
Accrued interest	747,083	968,372
Deferred revenue	1,521	(268,223)
Accrued consulting services - related party	140,503	48,557

Net Cash Used in Operating Activities	(2,417,256)	(2,672,897)

INVESTING ACTIVITIES

Purchase of property and equipment	(1,907)	(5,425)
Sale of available for sale securities	-	270,000
Purchase of intangible assets	-	(3,150)

Net Cash Used in Investing Activities	(1,907)	261,425

FINANCING ACTIVITIES

Common Stock issued for cash	281,500	642,750
Proceeds from notes payable	375,000	950,000
Repayments of notes payable	(72,500)	(255,000)
Proceeds from notes payable - related party	154,000	119,500
Repayments of notes payable - related party	-	(278,500)
Proceeds from convertible notes payable - related party	-	89,500
Proceeds from convertible notes payable	1,867,350	2,022,122
Repayments of convertible notes payable	(210,249)	(737,500)
Lease Payable	-	(1,937)
Net Cash Provided by Financing Activities	2,395,101	2,550,935

NET CHANGE IN CASH	(24,062)	139,463
CASH AT BEGINNING OF PERIOD	390,191	250,728

CASH AT END OF PERIOD	$366,129	$390,191

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$234,378	$186,860
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$-	$188,521
Conversion of notes and Interest into common stock	$576,796	$217,628
Conversion of related party payables into preferred stock	$50,000	$-
Derivative Liability	$1,867,350	$1,406,506
Conversion of Derivative Liability	$2,041,476	$2,660,894
Market To Market on Available For Sale securities	$-	$64,800
Common stock issued with notes payable	$-	$317,261
Common stock issued with convertible debt	$-	$836,833
Common stock issued for prepaid expenses	$475,765	$107,290
Convertible notes payable issued for prepaid expenses	$120,000	$-
Cancellation of common shares as part of settlement of debt	$-	$14,838
Original Issue Discount	$241,396	$281,765
Common stock issued from stock to be issued	$28,553	$-
Assignment of Debt	$11,238	$16,532
Conversion of accrued interest into common stock	$-	$8,570
Warrants issued for prepaid expenses	$16,029	$-

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMASTER, INC.

Notes to Consolidated Financial Statements

 June 30, 2019 and 2018

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AfterMaster, Inc., (the “Company” or “AfterMaster”) was originally organized in Delaware on May 12, 1988,

Aftermaster, Inc. is an audio technology company located in Hollywood, California and Scottsdale, Arizona. The Company’s wholly-owned subsidiaries include Aftermaster HD Audio Labs, Inc. and MyStudio, Inc.

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

Accounts Receivables

Accounts receivable are stated at amounts management expects to collect. An allowance for doubtful accounts is provided for uncollectible receivables based upon management’s evaluation of outstanding accounts receivable at each reporting period considering historical experience and customer credit quality and delinquency status. Delinquency status is determined by contractual terms. Bad debts are written off against the allowance when identified. Allowance for doubtful accounts were $41,184 and $0 as of June 30, 2019 and 2018, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of June 30, 2019, and 2018, the Company’s cash balances were within the FDIC insurance coverage limits.

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

For the years ended June 30, 2019 and 2018 there was no customer that accounted for a material portion of total revenues.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

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

Revenue Recognition

For the year ended June 30, 2018, The Company applied the provisions of FASB ASC 605, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

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

Disaggregation of Revenue

The table below presents disaggregated revenue from contracts with customers by customer geography and contract-type. We believe this disaggregation best depicts the nature, amount, timing and uncertainty of our revenue and cash flows that may be affected by industry, market and other economic factors:

For the Year Ended June 30, 2019

	Professional	Transaction
Geography	services	based	Total

North America	$601,812	$374,510	$976,322
International	-	-	-
Total	$601,812	$374,510	$976,322

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

There was no impact from adopting Topic 606 on the Company’s condensed consolidated financial statements.

Cost of Revenues

The Company’s cost of revenues includes studio lease expense, employee costs, component and finished goods expense, and other nominal amounts. Costs associated with products are recognized at the time of the sale. Costs incurred to provide services are recognized as cost of sales as incurred. Depreciation is not included within cost of revenues.

Research and Development

The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730, Accounting for Research and Development Costs. The Company incurred research and development expenses of $5,623 and $15,771 during the years ended June 30, 2019 and 2018.

Advertising Expenses

The Company expenses advertising costs in the period in which they are incurred. Advertising expenses were $77,570 and $258,257 for the years ended June 30, 2019 and 2018.

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

Loss Per Share

Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the years ended June 30, 2019 and 2018 of $226,696 and $225,468, respectively.

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

For the years ended June 30, 2019 and 2018, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 353,963,947 and 134,603,706 at June 30, 2019 and 2018, respectively.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2012 to 2019 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $85,859,489 negative working capital of $12,891,404, and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following as of June 30, 2019 and 2018:

	2019	2018
Furniture and Office Equipment	$25,478	$25,478
Office Equipment and Computers	183,083	189,087
Studios	74,719	260,543
Vehicles	-	31,399
Leasehold Improvements	49,936	60,084
Computer Software	66	66
Accumulated Depreciation	(272,464)	(423,297)
Net Property and Equipment	$60,818	$143,360

Depreciation expense for the years ended June 30, 2019 and 2018 was $84,448 and $128,105, respectively. The Company impaired assets totaling $0 for the years ended June 30, 2019 and 2018, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets were $0 as of June 30, 2019 and 2018, respectively.

Amortization expense for the years ended June 30, 2019 and 2018 was $0 and $30,402, respectively.  The Company impaired intangible assets totaling $0 and $74,991 for the years ended June 30, 2019 and 2018, respectively.

NOTE 5 – SECURITIES AVAILABLE-FOR-SALE

On November 10, 2014, the Company received 600,000 shares of b Booth stock as part of an Asset License agreement with b Booth valued at $1,800,000. At the end of the second quarter of 2016, we concluded that the severity in the decline in market values of these assets to a value of $30,000 had led to gross realized loss totaling $1,770,000 in 2015. On February 22, 2018, the Company sold the 600,000 shares to the CEO of b Booth in exchange for $270,000, which included $250,000 in cash and $20,000 in commissions fees. The Company realized a gain on sale of the available for sale securities of $240,000 (Sales price of $270,000 less the adjusted asset value of $30,000). The following table presents the amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of available-for-sale equity securities, nearly all of which are attributable to the Company’s investment in b Booth stock, as follows:

June 30, 2019
	Amortized cost	Gross unrealized losses	Gross realized gains	Purchase Price	Fair value
Equity securities	$-	$-	$-	$-	$-

	June 30, 2018
	Amortized cost	Gross unrealized losses	Gross realized gains	Purchase Price	Fair value
Equity securities	$123,600	$(93,600)	$240,000	$(270,000)	$-

NOTE 6 – INVENTORIES

Inventories consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value and consisted of the following:

	June 30, 2019	June 30, 2018

Components	$-	$-
Finished Goods	306,762	-
Allowance / Reserve	-	-
Totals	$306,762	$-

NOTE 7 – NOTES PAYABLE

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

Convertible notes payable due to related parties consisted of the following as of June 30, 2019 and 2018, respectively:

	June 30,	June 30,
	2019	2018

$30,000 face value, issued in August 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matured June 30, 2019, net unamortized discount of $0 as of June 30, 2019 and 2018, respectively.	$30,000	$30,000

Various term notes with total face value of $89,500 issued from September 2017 to February 2018, interest rates of 0% and are convertible into shares of the Company’s common stock at $0.10 per share, matured from January 2019 to June 30, 2019, net unamortized discount of $0 and $4,422 as of June 30, 2019 and 2018, respectively. The note is currently in default.	89,500	85,078

Total convertible notes payable – related parties	119,500	115,078

Less current portion	119,500	115,078

Convertible notes payable – related parties, long-term	$-	$-

During the year ended June 30, 2019, four notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that three of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

Convertible Notes Payable – Non-Related Parties

Convertible notes payable due to non-related parties consisted of the following as of June 30, 2019 and 2018, respectively:

	June 30,	June 30,
	2019	2018
Various term notes with total face value of $2,049,000, issued from July 2014 to March 2018, interest rates from 0% to 10% and are convertible into shares of the Company’s common stock from $0.10 to $0.40 per share, matured from October 2018 to June 2019, net unamortized discount of $0 and $132,256 as of June 30, 2019 and 2018, respectively. The notes are currently in default.	$2,049,000	$1,916,744

Two Term notes with total face value of $373,000, issued in February 2017, interest rates of 10% and are convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids twenty (20) days prior to the conversion date or $0.40 per share, matured June 2018, with additional extension fees of $81,000 added to principal. A total of $187,403 has been converted and $80,000 has been paid. The note is currently in default.	186,597	177,848

$265,000 face value, issued in May 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.31 or 60% of the lowest closing bids twenty-five (25) days prior to the conversion date, matured February 2018, of which $116,328 was converted. The note is currently in default.	104,845	200,412

Two term notes with total face value of $131,000 face value, issued on July 2017 and August 2017, interest rates of 12% and are convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured May 2018 and June 2018, of which $72,000 was converted. The note is currently in default.	59,000	59,000

$115,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids thirty (30) days prior to the conversion per share, matured August 2018, net unamortized discount of $0 and $50,584 as of June 30, 2019 and 2018, respectively. The note is currently in default.	115,000	64,416

$100,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids twenty (20) days prior to the conversion per share, matured November 2018, net unamortized discount of $0 and $39,452 as of June 30, 2019 and 2018, respectively, $100,000 was transferred to a new note.	-	60,548

$53,000 face value, issued in November 2017, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest closing bids fifteen (15) days prior to the conversion per share, matured July 2018, net unamortized discount of $0 and $4,649 as of June 30, 2019 and 2018, respectively, $53,000 was converted.	-	13,821

$115,000 face value, issued in January 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.12 and 57.5% of the lowest trading price during the prior thirty (30) days, matured October 2018, net unamortized discount of $0 and $42,967 as of June 30, 2019 and 2018, respectively. The note is currently in default.	115,000	72,033

$75,075 face value, issued in February 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five (25) consecutive trading days including the immediately preceding the conversion date, matured November 2018, net unamortized discount of $0 as of June 30, 2019 and 2018, of which $75,075 was transferred to two new notes.	-	75,075

$26,000 face value, issued from an assignment in March 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 60% the lowest trading price during the previous twenty (20) days to the date of conversion, matured October 2018, net unamortized discount of $0 as of June 30, 2019 and 2018, of which $26,000 has been paid.	-	26,000

$150,000 face value, issued in April 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.05 or 57.5% of the lowest closing bids twenty (20) days prior to the conversion date, matured January 2019, net unamortized discount of $0 and $105,818 as of June 30, 2019 and 2018, respectively. The note is currently in default.	160,000	44,182

Two term notes with total face value of $415,000 face value, issued from an assignment in April 2018 of $370,000 in principal and an OID of $45,000, interest rates of 10% and are convertible into shares of the Company’s common stock at a rate of 55% of the average trading price for the prior three (3) trading days, matured April 2019, net unamortized discount of $0 and $48,000 as of June 30, 2019 and 2018, respectively, of which $223,198 has been converted. The notes are currently in default.	191,802	143,802

Various term notes with total face value of $502,504, issued from May 2018 to June 2018, interest rates of 12% and are convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured from October 2018 to June 2019, net unamortized discount of $0 and $388,579 as of June 30, 2019 and 2018, of which $69,898 has been converted and $164,499 has been paid. The note is currently in default.	268,137	89,925

$15,651 face value, issued in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 60% of the lowest trading price during the previous twenty (20) days to the date of conversion, matured June 30, 2019. The note is currently in default.	15,651	15,651

$120,000 face value, issued in July 2018 for prepaid services, interest rate of 15% and is convertible into shares of the Company’s common stock at 70% of the lowest closing price during the twenty (20) days prior to the conversion per share, matures July 2019. The note is currently in default.	120,000	-

$39,759 face value, issued from an assignment in August 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five (25) consecutive trading days including the immediately preceding the conversion date, matured November 2018, net unamortized discount of $0 as of June 30, 2019. The note is currently in default.	39,759	-

$23,000 face value, issued in August 2018 of $20,000 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company’s common stock at 55% of the average of the three (3) lowest closing price during the 25 days prior to the conversion per share, matures August 2019, net unamortized discount of $3,214 as of June 30, 2019.	19,786	-

Various term notes total value of $1,115,646 face value, issued from August 2018 to December 2018, of which $995,500 in principal and an OID of $160,146, interest rates of 10% and are convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest trading price for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date, matures from August 2019 to December 2019, net unamortized discount of $273,843 as of June 30, 2019.	838,053	-

Two term notes total value of $64,850, issued in August 2018, of which $61,850 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen (15) trading days including the immediately preceding the conversion date, matures August 2019, net unamortized discount of $6,998 as of June 30, 2019.	57,852	-

$89,000 face value, issued in March 2019 of $80,000 in principal and an OID of $9,000, interest rate of 10% and is convertible into shares of the Company’s common stock at 58% of the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date, matures March 2020, net unamortized discount of $65,899 as of June 30, 2019.	23,101	-

Various term notes with total value of $562,500, issued from March 2019 to June 2019, of which $535,500 in principal and an OID of $27,000, interest rates of 12% and are convertible into shares of the Company’s common stock at 58% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures from March 2020 and June 2020, net unamortized discount of $509,344 as of June 30, 2019.	53,156	-

Two term notes with total value of $154,000, issued in April 2019 and June 2019,of which $143,000 in principal and an OID of $11,000, interest rates of 12% and is convertible into shares of the Company’s common stock at 60% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures April 2020, net unamortized discount of $134,435 as of June 30, 2019.	19,565	-

$38,500 face value, issued in April 2019 of $31,500 in principal and an OID of $7,000, interest rate of 12% and is convertible into shares of the Company’s common stock at the lesser of 55% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the issuance date or 55% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures February 2020, net unamortized discount of $30,967 as of June 30, 2019.	7,533	-

Total convertible notes payable – non-related parties	4,443,837	2,959,457

Less current portion	4,443,837	2,959,457

Convertible notes payable – non-related parties, long-term	$-	$-

During the year ended June 30, 2019, ten convertible notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that nine of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

Forbearance Agreements

In connection with the 22 Convertible Notes with four lenders dated from February 23, 2017 through December 7, 2018, with a remaining principal and accrued interest balance as of April 19, 2019 totaling $2,403,251 (“the Outstanding Notes”), the Company entered into a Forbearance Agreement, dated as of May 16, 2019 (the “Forbearance Agreement”), pursuant to which the lenders agreed to refrain and forbear from exercising and enforcing its remedies under the Outstanding Notes until September 13, 2019. The lenders agreed to forebear from exercising certain default rights with respect to the Notes for a period of 120 days from May 16, 2019 in exchange for the for monthly payments, with the first month totaling of $87,505, of which $54,003 applied to principal, $4,599 applied to accrued interest of the most recently funded note, and $28,903 as an additional forbearance fee accounted as interest. The remaining three-monthly payments in the amount of $77,605, of which $54,003 applied to principal, $4,599 applied to accrued interest of the most recently funded note, and $19,003 as an additional forbearance fee accounted as interest. At the end of the 120-day period the Company had an option to extend and additional 120 days. In connection with the Forbearance Agreement, on May 16, 2019, the Company issued a three-year common stock purchase warrant to purchase 4,523,805 shares of the Company’s Common Stock, exercisable at a price of $0.05 per share.

During the year ended June 30, 2019, various holders of the notes above converted $410,795 of principal, $74,501 of accrued interest, and $1,500 of conversion fees into 50,583,250 shares of common stock.

During the year ended June 30, 2019, the Company made cash payment of $210,249 toward principal various notes discussed above.

Notes Payable – Related Parties

Notes payable due to related parties consisted of the following as of June 30, 2019 and 2018:

	June 30,	June 30,
	2019	2018

$5,000 face value, issued in November 2016, interest rate of 0%, which is due on demand.	$5,000	$5,000
Various term notes with total face value of $213,000, issued from February 2017 to April 2019, interest rates of 0%, matured June 30, 2019. The notes are currently in default.	213,000	71,000
$12,000 face value, issued in June 2019, interest rate of 0%, matures June 2020.	12,000	-
Total notes payable – related parties	230,000	76,000
Less current portion	230,000	76,000
Notes payable - related parties, long term	$-	$-

During the year ended June 30, 2019, three notes were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that two of the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. One extension resulted in significant and consequential changes to the economic substance, however the effect was not material.

From July 23, 2018 through June 4, 2019, the Company issued notes to a related party for a total of $154,000 that all mature from June 30, 2019 to February 14, 2019. The notes bear 0% interest per annum. The Company evaluated the notes for imputed interest and found it to be immaterial.

Notes Payable – Non-Related Parties

Notes payable due to non-related parties consisted of the following as of June 30, 2019 and 2018:

	June 30,	June 30,
	2019	2018
Various term notes with a total face value of $252,250 issued from August 2017 to June 2019, of which $250,000 in principal and an OID of $2,250, interest rate of 0%, matured from December 2018 to July 2019 net of unamortized discount of $992 and$0 as of June 30, 2019 and 2018, respectfully. A total of $41,500 has been paid on principal. The notes are currently in default.	$209,758	$52,000
Two term notes with a total face value of $102,000 issued from August 2017 to March 2018, interest rate of 10%, matured from December 2018 through February 2019 net of unamortized discount of $0 and $4,901 as of June 30, 2019 and 2018, respectively. The note is currently in default.	102,000	97,099
Two term notes with total face value of $107,000, issued in September 2017 and March 2019, interest rate of 8% per month, matured September 2018 and April 2019 net of unamortized discount of $0 as of June 30, 2019 and 2018. The notes are currently in default.	107,000	81,000
$225,000 face value, issued in March 2018, interest rate of 30%, matured March 2019 net of unamortized discount of $0 and $62,512 as of June 30, 2019 and 2018, respectively. The note is currently in default.	225,000	162,488
$260,000 face value, issued in June 2018, an additional $21,000 was added to principal by the noteholder, interest rate of 0%, matured December 2018 net of unamortized discount of $0 and $9,677 as of June 30, 2019 and 2018, respectively, of which $31,000 has been paid. The note is currently in default.	250,000	250,323
$160,000 face value, issued in November 2018, interest rate of 5% per month, matured February 2019 net of unamortized discount of $0 as of June 30, 2019. The note is currently in default.	160,000	-
Total note payable – non-related parties	1,053,758	642,910
Less current portion	1,053,758	642,910
Notes payable – non-related parties, long-term	$-	$-

During the year ended June 30, 2019, five notes were amended to extend the maturity date. The Company paid $72,500 and issued 100,000 one-year warrants with a conversion price of $.03 per share of common stock as additional consideration to extend three of the notes. The Company evaluated the amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the year ended June 30, 2019 the Company has not issued any shares of Series A-1 Preferred.

On February 5, 2019, the Company issued 1 share of its Series H Preferred Stock to both the Company’s CEO and director and the Company’s Senior Vice President and director in consideration of $50,000 of accrued and unpaid wages, the Company’s failure to timely pay current and past salaries. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transaction did not involve a public offering. The shares were valued at $198,116 and the remaining $148,116 was recorded additional compensation. The Company used an outside valuation firm who applied traditional valuation techniques and methodologies in determining the fair value of the Company’s Series H Preferred Stock, including market, income, and cost valuation approaches. The valuation firm also utilized commonly accepted allocation methods in determining the final value of the Company’s Series H Preferred Stock.

During the fiscal year ended June 30, 2018 the Company did not issue shares of Series A-1 Preferred.

During the years ended June 30, 2019 and 2018, the outstanding Preferred Stock accumulated $226,696 and $225,468 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of June 30, 2019 were approximately $1,361,102.

NOTE 9 – COMMON STOCK

On February 8, 2019, the Company increased the number of authorized shares of Common Stock from 250,000,000 up to 1,000,000,000 shares in the sole discretion of the board. The Company has authorized 503,407,666 shares of $0.001 par value per share Common Stock, of which 279,507,995 issued (of which 3,885,000 are to be issued) as of June 30, 2019. The activity surrounding the issuances of the Common Stock is as follows:

Fiscal Year Ended June 30, 2019

The Company issued 28,150,000 shares of Common Stock for $281,500 in cash as part of a private placement

The Company issued 50,583,250 shares of Common Stock for the conversion of notes and accrued interest valued at $486,796.

The Company issued 15,635,000, of which 3,885,00 are to be issued shares of Common Stock as payment for services valued at $475,765.

As share-based compensation to employees and non-employees, the Company issued 19,851,843 shares of common stock valued at $397,386, based on the market price of the stock on the date of issuance.

As part of a provision in a note payable, the Company issued 3,000,000 shares of common stock valued at $90,000 based on the market price on the date of issuance.

Fiscal Year Ended June 30, 2018

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

Stock Purchase Options

During the fiscal year ended June 30, 2019, the Company did not issue any stock purchase options, and 25,000 expired.

During the fiscal year ended June 30, 2018, the Company did not issue stock purchase options.

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2019.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs.)	Value if Exercised
Balance June 30, 2018	525,000	$0.05	$0.16	3.81	$28,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(25,000)	0.15	-	-	(3,750)
Outstanding as of June 30, 2019	500,000	$0.05	$0.17	3.00	$25,000

The following table summarizes the changes in options outstanding of the Company during the fiscal year ended June 30, 2018

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs.)	Value if Exercised
Balance June 30, 2017	525,000	$0.18	$0.16	4.81	$93,750
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of June 30, 2018	525,000	$0.05	$0.16	3.81	$28,750

The intrinsic value of the options outstanding as of June 30, 2019 and 2018 totaled $81,500 and $0, respectively.

Stock Purchase Warrants

During the fiscal year ended June 30, 2019, the Company issued warrants to purchase a total of 10,422,782, in conjunction with issuance of four promissory notes, valued at $282,194, 1,000,000 warrants as compensation for consulting services valued at $16,029, and 4,523,805 warrants issued in connection with the Forbearance Agreements valued at $68,854. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

During the fiscal year ended June 30, 2018, the Company issued warrants to purchase a total of 6,675,000, consisting of 75,000 warrants as part of a private placement valued at $6,019, 100,000 warrants as part of two AR financing agreements executed on August 2017 valued at $13,398, 150,000 warrants as part additional consideration of a promissory note on November 2017 valued at $12,560 and an additional 150,000 warrants to modify the note later in November 2017 valued at $12,570, 150,000 warrants as part additional consideration of a promissory note on January 2018 valued at $11,056, 1,000,000 warrants were for facilitating the sales of booth stock on February 2018 valued at 63,041, 550,000 warrants in conjunction with extension of three promissory notes valued at $54,491, and 4,500,000 warrants as compensation for consulting services valued at $183,828. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	June 30, 2019	June 30, 2018
Expected volatility	125-322%	105-304%
Expected dividends	0%	0%
Expected term	0-5 Years	0-5 Years
Risk-free interest rate	1.71-3.05%	0.96-2.73%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2019.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs.)	Value if Exercised
Balance June 30, 2018	41,759,597	$0.32	$0.40	3.01	$13,291,022
Granted	15,946,587	0.06	0.03	3.90	180,199
Exercised	-	-	-	-	-
Cancelled/Expired	(15,805,466)	0.50	-	-	(7,162,231)
Outstanding as of June 30, 2019	41,900,718	$0.15	$0.36	3.43	$6,308,991

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the fiscal year ended June 30, 2018.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs.)	Value if Exercised
Outstanding as of June 30, 2017	39,927,097	$0.38	$0.45	3.38	$15,144,835
Granted	6,675,000	0.08	0.05	4.38	534,250
Exercised	-	-	-	-	-
Cancelled/Expired	(4,842,500)	0.49	-	-	(2,388,063)
Outstanding as of June 30, 2018	41,759,597	$0.32	$0.40	3.01	$13,291,022

The intrinsic value of the warrants outstanding as of June 30, 2019 and 2018 totaled $5,596,679 and $11,244,802, respectively.

NOTE 11 – INCOME TAXES

The components of the income tax (benefit) provision are as follows:

As of
	June 30,	June 30,
	2019	2018
Current
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred
Federal	-	-
State	-	-
Total Deferred	-	-

Income tax provision	$-	$-

A reconciliation of the expected income tax benefit (provision) computed using the federal statutory income tax rate of 21% to the Company’s effective income tax rate is as follows:

	As of
	June 30,	June 30,
	2019	2018
Income tax benefit based on federal statutory rate	$(6,071,000)	$(11,780,000)
State income tax benefit, net of federal income tax	(1,196,000)	(462,000)
Change in deferred tax valuation allowance	7,267,000	12,242,000
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of
	June 30,	June 30,
	2019	2018
Deferred tax assets:
Impairment of fixed assets	$-	$74,991
Domestic net operating loss carryforwards	8,497,000	10,286,000
Total gross deferred tax assets	8,497,000	10,360,991
Less valuation allowance on deferred tax assets	(8,497,000)	(10,360,991)
Net deferred tax assets	-	-
Deferred tax liabilities:
Deferred costs	-	-
Total deferred tax liabilities	-	-
Net deferred taxes	$-	$-

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

As of June 30, 2019, and 2018, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $50 million and $42 million, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future year subject to limitations of Section 382 of the Internal Revenue Code for federal income and Arizona tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code, which could result in the forfeiture of a significant portion of its net operating loss carry-forwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company’s analysis is not complete, the impact to its gross deferred tax assets is uncertain.  If not utilized, the federal and state net operating loss carry-forwards will begin expiring in 2019.

NOTE 12 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2019, and 2018. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $5,562 and $1,161,227, and derivative expense of $2,288,380 and $2,787,712 during the fiscal years ended June 30, 2019 and 2018, respectively. As of June 30, 2019, and 2018, the fair market value of the derivatives aggregated $5,009,094 and $2,815,520, respectively, using the following assumptions: estimated 5-0 year estimated term, estimated volatility of 322.14 -124.95%, and a discount rate of 3.05-1.71%.

NOTE 13 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2019, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$5,009,094	$5,009,094
Series H Preferred Stock	$-	$198,116	$-	$198,116

Liabilities measured at fair value on a recurring basis at June 30, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$2,815,520	$2,815,520

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.

1. Subsequent to the year end, the Company became a defendant in an employment related lawsuit filed by a former employee, who was terminated for cause in October 2018. The Company believes it is without merit and has filed a defense and Motion to move the matter to Arbitration. The complaint revolves around alleged unpaid commissions and the Company does not consider it to be material.

2. In May 2019, a Company subsidiary was named in a lawsuit filed in the Superior Court of Arizona County of Maricopa by the Company’s prior manufacturer, Infinity Power and Controls, LLC. (Infinity), alleging non-payment of invoices totaling $414,000 and an undetermined amount of parts inventory. On July 5, 2019, the Company was added as a defendant in the action. Infinity was the Company’s manufacturer until they were dismissed in December 2018, due to quality and reliability issues, which resulted in unacceptable product returns. On July 2, 2019, the Company commenced an action against Infinity Power and Controls LLC in the United States District Court Central District of California for Breach of Contract, Negligence and Fraud. The lawsuit asks for direct and punitive damages of $30 million from Infinity. As both a plaintiff and defendant in matters relating to its prior manufacturer, the Company believes it sustained substantial damage from the poor-quality product manufactured by Infinity.

Lease Agreements

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,574 per month, and the total remaining obligations under these leases at June 30, 2019, were approximately $0.

We lease warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at June 30, 2019, were approximately $0.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,450 per month, and the total remaining obligations under this lease at June 30, 2019, were approximately $163,895.

We lease corporate offices located at 7825 E Gelding Drive, Suite 103, Scottsdale, Arizona, 85260. The lease expired on February 22, 2019 and the Company did not renew the lease. The total lease expense for the facility was approximately $3,000 per month, and the total remaining obligations under this lease at June 30, 2019, were approximately $0.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2020	$89,397
2021	74,498
2022	-
2023	-
2024	-
Total	$163,895

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through June 30, 2019 were approximately $1,361,102.

NOTE 15 – RELATED PARTY TRANSACTIONS

Various term notes with total face value of $3,925,000 issued from February 2010 to April 2013, interest rates range from 10% to 15%, net of unamortized discount of $0 as of June 30, 2018, of which $3,925,000 was extinguished.

On August 8, 2016, the Company issued a convertible note to a daughter of a director of the Company, for $30,000 as of June 30, 2019 and 2018. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.40 per share.

From September 2017 to June 2019, the Company issued convertible notes to a director and officer of the Company for $89,500 as of June 30, 2019 and 2018. The notes bear an average interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share.

On November 15, 2016, the Company issued notes to a director and officer of the Company, for $5,000. The note bears an average interest rate of 0% per annum.

From February 2017 to June 2019, the Company issued notes to a director and officer of the Company for $225,000 and $71,000 as of June 30, 2019 and 2018, respectively. The notes bear an average interest rate of 0% per annum.

As share-based compensation to employees and non-employees, the Company issued 19,851,843 and 4,501,592 shares of common stock valued at $397,386 and $353,949 for years ended June 30, 2019 and 2018, respectively, based on the market price of the stock on the date of issuance.

The company has accrued consulting services in the amount of $306,124 and $130,621 payable to directors for services rendered for years ended June 30, 2019 and 2018, respectively.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

From July through September 2019, the Company issued 18,700,000 shares of Common Stock for $187,000 in cash as part of a private placement. As part of a private placement the Company also issued 74,800,000 warrants to purchase shares of Common Stock. As share-based compensation to employees and non-employees, the Company issued 8,328,043 shares of common stock valued at $91,608, based on the market price of the stock on the date of issuance. The Company also issued 1,000,000 warrants as part of a 90-day advisory agreement.

On August 16, 2019, the Company amended a note to extend the maturity dates for an extension fee of $1,500. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extensions did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On November 15, 2018, the Company issued a note to an unrelated party for $160,000 face value that matured in February 2019. The note bears interest rate of 5% per month. On July 9, 2019, the Lender assigned principal of $160,000 and accrued interest of $35,704 to an unrelated party.

From July through August 2019, the Company issued three notes to a related party for a total of $40,000 that matures on June 30, 2020. The notes bear 0% interest per annum.

On July 12, 2019, the Company issued a convertible note to an unrelated company for $33,000 which includes proceeds of $27,250 and $5,750 in OID that matures in July 2020. The note bears 12% interest per annum and is convertible into shares of the Company’s common stock at the lesser of 55% of the lowest volume weighted average price of common stock during the twenty (20) days prior to the issuance date and 55% of the lowest volume weighted average price of common stock during the twenty (20) days prior to the conversion date.

On August 2, 2019, the Company issued a convertible note to an unrelated company for $89,000 that matures in August 2020, of which $80,000 in principal and an OID of $9,000, interest rate of 10% and is convertible into shares of the Company’s common stock equal to the lesser of 58% of the lowest Trading Price for the Common Stock during the twenty-five (25) Trading Day or the lowest closing bid price for the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As additional consideration, the Company issued 100,000 warrants to purchase a total of 100,000 warrants to purchase shares of Common Stock.

On September 30, 2019, the Company issued a note to an unrelated party for $51,000 that matures on June 30, 2020, of which $50,000 in principal and an OID of $1,000. The notes bear 0% interest per annum.

On September 30, 2017, the Company issued a note to an unrelated party for $81,000 face value that matured in September 2018. The note bears interest rate of 8% per month. On December 31, 2017, the Company issued a convertible note to an unrelated party for $20,000 face value that matured in December 2018. The note bears interest rate of 10% per annum and is convertible into shares of the Company’s common stock for $0.10 per share. On March 29, 2018, the Company issued a note to an unrelated party for $225,000 face value that matured in March 2019. The note bears interest rate of 30% per annum. On June 29, 2018, the Company issued a note to an unrelated party for $260,000 face value that matured in December 2018. The note bears interest rate of 0% per annum. On July 9, 2019, the Company assigned a note to an unrelated party for $195,704 face value that that is due on demand. The note bears interest rate of 5% per month. On September 30, 2019, the Lender assigned a total principal of $771,704 and accrued interest of $98,500 an unrelated party. The Lender also added $30,000 in facilitation fees and $10,000 OID to the principal balance bringing the total principal balance to $910,204 due April 30, 2021 with a fixed interest rate of 15% annual