Form 10-Q
period 2019-09-30
AFTERMASTER, INC.
filed 2019-11-14
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

☐ Yes ☒ No

At November 15, 2019, the number of shares outstanding of Common Stock, $0.001 par value, was 318,486,038 shares.

AFTERMASTER, INC.

INDEX
PART I - FINANCIAL INFORMATION

AFTERMASTER, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	June 30,
	2019	2019

ASSETS

Current Assets
Cash and cash equivalents	$64,093	$366,129
Accounts receivable, net	27,304	24,226
Inventory, net	302,802	306,762
Prepaid expenses	285,909	311,296

Total Current Assets	680,108	1,008,413

Property and equipment, net	52,402	60,817
Right-to-use asset, net	133,520	-
Deposits	24,217	24,217

Total Assets	$890,247	$1,093,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$2,049,081	$1,957,550
Accrued interest	935,034	921,033
Deferred revenue	3,921	3,921
Accrued consulting services - related party	194,890	161,124
Lease payable	93,121	-
Derivative Liability	6,267,392	5,009,094
Notes payable - related party	270,000	230,000
Notes payable, net of discount of $1,000 and $992, respectively	1,291,704	1,053,758
Convertible notes payable - related party	119,500	119,500
Convertible notes payable, net of discount of $694,977 and $1,024,700, respectively	4,765,356	4,443,837

Total Current Liabilities	15,989,999	13,899,817

Long-Term Liabilities
Lease payable, net of current portion	46,069	-

Total Liabilities	16,036,068	13,899,817

Commitments and Contingencies

Stockholders’ Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series H; $0.001 par value; 5 shares authorized, 2 shares issued and outstanding	-	-
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 513,407,666 shares, par value $0.001, 302,851,038 and 275,507,995 shares issued and outstanding, respectively	302,857	275,629
Common stock to be issued, 3,885,000	3,885	3,885
Additional paid In capital	72,268,879	72,770,496
Accumulated Deficit	(87,724,551)	(85,859,489)

Total Stockholders’ Deficit	(15,145,821)	(12,806,370)

Total Liabilities and Stockholders’ Deficit	$890,247	$1,093,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2019	2018

REVENUES
AfterMaster Revenues	$131,880	$145,413
Product Revenues	8,389	389,109
Total Revenues	140,269	534,522

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	114,066	417,757
Depreciation and Amortization Expense	8,416	23,467
Research and Development	-	2,600
Advertising and Promotion Expense	1,997	54,369
Legal and Professional Expense	43,154	11,030
Non-Cash Consulting Expense	25,387	65,116
General and Administrative Expenses	725,886	849,187

Total Costs and Expenses	918,906	1,423,526

Loss from Operations	(778,637)	(889,004)

Other Income (Expense)
Interest Expense	(690,374)	(806,650)
Derivative Expense	(71,359)	(1,043,090)
Change in Fair Value of Derivative	(324,692)	612,212

Total Other Income (Expense)	(1,086,425)	(1,237,528)

Loss Before Income Taxes	(1,865,062)	(2,126,532)
Income Tax Expense	-	-
NET LOSS	$(1,865,062)	$(2,126,532)

Preferred Stock Accretion and Dividends	(56,367)	(56,367)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,921,429)	$(2,182,899)

Basic and diluted Loss Per Share of Common Stock	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	281,605,962	171,607,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid In	Common Stock to	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Equity

Balance, June 30, 2018	3,109,044	$3,109	133,446,521	$133,742	$68,916,676	$28,553	$(76,556,750)	$(7,474,670)

Share-Based Compensation to Directors and Employees- Common shares	-	-	-	-	62,879	2,168	-	65,047

Total Stock Issued for Consulting Services and Rent	-	-	8,000,000	8,000	356,630	1,385	-	366,015

Common stock issued for conversion of debt	-	-	17,326,372	17,326	256,984	-	-	274,310

Common stock issued for interest expense	-	-	3,000,000	3,000	87,000	-	-	90,000

Derivative liability	-	-	-	-	959,587	-	-	959,587

Net loss for the quarter ended September 30, 2018	-	-	-	-		-	(2,126,532)	(2,126,532)

Balance, September 30, 2018	3,109,044	$3,109	161,772,893	$162,068	$70,639,756	$32,106	$(78,683,282)	$(7,846,243)

AFTERMASTER, INC.
Consolidated Statements of Stockholders’ Deficit

					Additional			Total
	Preferred Stock		Common Stock		Paid In	Common Stock to	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Equity

Balance, June 30, 2019	3,109,046	$3,109	279,507,995	$275,629	$72,770,496	$3,885	$(85,859,489)	$(12,806,370)

Common Stock Sold for Cash	-	-	18,900,000	18,900	170,100	-	-	189,000

Share-Based Compensation to Directors and Employees- Common shares	-	-	8,328,043	8,328	83,280	-	-	91,608

Derivative liability	-	-	-	-	(754,997)	-	-	(754,997)

Net loss for the quarter ended September 30, 2019	-	-	-	-	-	-	(1,865,062)	(1,865,062)

Balance, September 30, 2019	3,109,046	$3,109	306,736,038	$302,857	$72,268,879	$3,885	$(87,724,551)	$(15,145,821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	September 30,
	2019	2018

OPERATING ACTIVITIES

Net Loss	$(1,865,062)	$(2,126,532)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	29,437	23,467
Share-based compensation - Common Stock	91,608	65,047
Common stock issued for services	-	366,015
Amortization of debt discount and issuance costs	452,715	500,457
Derivative expense	71,359	1,043,090
(Gain)/Loss remeasurement of derivative	324,692	(612,212)
Changes in Operating Assets and Liabilities:
Accounts receivables	(3,079)	(58,838)
Inventory	3,960	(2,568)
Other assets	25,387	(300,899)
Deposits	-	900
Accounts payable and accrued expenses	91,531	(88,615)
Lease payments	(15,351)	-
Accrued interest	180,955	293,975
Accrued consulting services - related party	33,766	37,304

Net Cash Used in Operating Activities	(578,082)	(859,409)

INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES

Common Stock issued for cash	189,000	-
Proceeds from notes payable	50,000	125,000
Repayments of notes payable	-	(10,000)
Proceeds from notes payable - related party	40,000	39,000
Proceeds from convertible notes payable	107,250	577,850
Repayments of convertible notes payable	(110,204)	(126,759)
Net Cash Provided by Financing Activities	276,046	605,091

NET CHANGE IN CASH	(302,036)	(254,318)
CASH AT BEGINNING OF PERIOD	366,129	390,191

CASH AT END OF PERIOD	$64,093	$135,873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$56,703	$102,217
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$-	$274,310
Conversion of notes and Interest into common stock	$-	$90,000
Derivative Liability	$107,250	$577,850
Conversion of Derivative Liability	$120	$959,587
Market To Market on Available For Sale securities	$-	$366,015
Right-to-use asset	$154,541	$-
Warrants issued in private placement	$755,117	$-
Convertible notes payable issued for prepaid expenses	$-	$120,000
Original Issue Discount	$14,750	$102,000
Assignment of Debt	$164,204	$11,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2019 audited financial statements. The results of operations for the period ended September 30, 2019 is not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $87,724,551, negative working capital of $15,309,891 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

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

On February 3, 2017, the company entered into a note payable with an unrelated party at a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. Accordingly, all convertible instruments, including standalone warrants, issued after February 3, 2017 are considered derivatives according to the Company’s sequencing policy.

The Company values these convertible notes payable using the multinomial lattice method that values the derivative liability within the notes based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Leases

The Company adopted ASC 842 as of October 1, 2019 using a modified retrospective transition approach for all leases existing at October 1, 2019, the date of the initial application. Consequently, financial information will not be updated, and disclosures required under ASC 842 will not be provided for dates and periods before October 1, 2019.

As of October 1, 2019, the Company recognized operating lease liabilities of $154,541 based on the present value of the remaining minimum rental payments determined under prior lease accounting standards and corresponding ROU assets of $154,541.

The Company determines if a contract is a lease or contains a lease at inception. Right of use assets related to operating type leases are reported in other noncurrent assets and the present value of remaining lease obligations is reported in accrued and other liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The Company does not currently have any financing type leases.

Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit rate and the Company could not determine the incremental borrowing rates applicable to the economic environment; therefore, the Company uses the risk free interest rates applicable to the duration of the lease, based on the information available at commencement date, in determining the present value of future payments. The right of use asset for operating leases is measured using the lease liability adjusted for the impact of lease payments made prior to commencement, lease incentives received, initial direct costs incurred and any asset impairments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

The Company remeasures and reallocates the consideration in a lease when there is a modification of the lease that is not accounted for as a separate contract. The lease liability is remeasured when there is a change in the lease term or a change in the assessment of whether the Company will exercise a lease option. The Company assesses right of use assets for impairment in accordance with its long-lived asset impairment policy.

The Company accounts for lease agreements with contractually required lease and non-lease components on a combined basis. Lease payments made for cancellable leases, variable amounts that are not based on an observable index and lease agreements with an original duration of less than twelve months are recorded directly to lease expense.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

Loss Per Share

Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the three months ended September 30, 2019 and 2018 of $56,367 and $56,367, respectively.

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

For the three months ended September 30, 2019 and 2018, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 656,776,405 and 129,530,326 at September 30, 2019 and 2018, respectively.

Recent Accounting Pronouncements

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management has evaluated recent pronouncements and have not included those that were note applicable.

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

Convertible Notes Payable – Related Parties

Convertible notes payable due to related parties consisted of the following as of September 30, 2019 and June 30, 2019, respectively:

	September 30,	June 30,
	2019	2019

$30,000 face value, issued in August 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matured June 30, 2019. The note is currently in default.	$30,000	$30,000

Various term notes with total face value of $89,500 issued from September 2017 to February 2018, interest rates of 0% and are convertible into shares of the Company’s common stock at $0.10 per share, matured from January 2019 to June 30, 2019. The notes are currently in default.	89,500	89,500

Total convertible notes payable – related parties	119,500	119,500
Less current portion	119,500	119,500
Convertible notes payable – related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

Convertible Notes Payable - Non-Related Parties

Convertible notes payable due to non-related parties consisted of the following as of September 30, 2019 and June 30, 2019, respectively:

	September 30,	June 30,
	2019	2019
Various term notes with total face value of $2,049,000, issued from July 2014 to March 2018, interest rates from 0% to 10% and are convertible into shares of the Company’s common stock from $0.10 to $0.40 per share, matured from October 2018 to June 2019. One of the notes and accrued interest was assigned to non-related party notes payable in September 2019. The notes are currently in default.	$2,029,000	$2,049,000

Two Term notes with total face value of $373,000, issued in February 2017, interest rates of 10% and are convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids twenty (20) days prior to the conversion date or $0.40 per share, matured June 2018, with additional extension fees of $81,000 added to principal. A total of $187,403 has been converted and $85,654 has been paid. The note is currently in default.	180,943	186,597

$265,000 face value, issued in May 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.31 or 60% of the lowest closing bids twenty-five (25) days prior to the conversion date, matured February 2018, of which $116,328 was converted. The note is currently in default.	104,845	104,845

Two term notes with total face value of $131,000 face value, issued on July 2017 and August 2017, interest rates of 12% and are convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured May 2018 and June 2018, of which $72,000 was converted. The note is currently in default.	59,000	59,000

$115,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids thirty (30) days prior to the conversion per share, matured August 2018. The note is currently in default.	115,000	115,000

$115,000 face value, issued in January 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.12 and 57.5% of the lowest trading price during the prior thirty (30) days, matured October 2018. The note is currently in default.	115,000	115,000

$150,000 face value, issued in April 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.05 or 57.5% of the lowest closing bids twenty (20) days prior to the conversion date, matured January 2019. The note is currently in default.	160,000	160,000

Two term notes with total face value of $415,000 face value, issued from an assignment in April 2018 of $370,000 in principal and an OID of $45,000, interest rates of 10% and are convertible into shares of the Company’s common stock at rate of 55% of the average trading price for the prior three (3) trading days, matured April 2019, of which $223,198 has been converted. The notes are currently in default.	191,802	191,802

Various term notes with total face value of $502,504, issued from May 2018 to June 2018, interest rates of 12% and are convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured from October 2018 to June 2019, of which $69,898 has been converted and $164,499 has been paid. The note is currently in default.	268,137	268,137

$15,651 face value, issued in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 60% of the lowest trading price during the previous twenty (20) days to the date of conversion, matured June 30, 2019. The note is currently in default.	15,651	15,651

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

$120,000 face value, issued in July 2018 for prepaid services, interest rate of 15% and is convertible into shares of the Company’s common stock at 70% of the lowest closing price during the twenty (20) days prior to the conversion per share, matures July 2019. The note is currently in default.	120,000	120,000

$39,759 face value, issued from an assignment in August 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion date, matured November 2018. The note is currently in default.	39,759	39,759

$23,000 face value, issued in August 2018 of $20,000 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company’s common stock at 55% of the average of the three (3) lowest closing price during the 25 days prior to the conversion per share, matures August 2019, net unamortized discount of $0 and $3,214 as of September 30, 2019 and June 30, 2019, respectively.	23,000	19,786

Various term notes total value of $1,115,646 face value, issued from August 2018 to December 2018, of which $995,500 in principal and an OID of $160,146, interest rates of 10% and are convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest trading price for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date, matures from August 2019 to December 2019, net unamortized discount of $69,201 and $273,843 as of September 30, 2019 and June 30, 2019, respectively. One note totaling $575,000 in principal is currently in default.	1,042,695	838,053

Two term notes total value of $64,850, issued in August 2018, of which $61,850 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen (15) trading days immediately preceding the conversion date, matures August 2019, net unamortized discount of $0 and $6,998 as of September 30, 2019 and June 30, 2019, respectively, of which $26,000 has been paid.	60,300	57,852

Two term notes total value of $178,000, issued from March 2019 to August 2019, of $160,000 in principal and an OID of $18,000, interest rate of 10% and is convertible into shares of the Company’s common stock at 58% of the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date, matures from March 2020 and August 2020, net unamortized discount of $118,180 and $65,899 as of September 30, 2019 and June 30, 2019, respectively.	59,820	23,101

Various term notes with total value of $562,500, issued from March 2019 to June 2019, of which $535,500 in principal and an OID of $27,000, interest rates of 12% and are convertible into shares of the Company’s common stock at 58% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures from March 2020 and June 2020, net unamortized discount of $367,950 and $509,344 as of September 30, 2019 and June 30, 2019, respectively, of which $100,000 has been paid.	94,550	53,156

Two term notes with total value of $154,000, issued in April 2019 and June 2019,of which $143,000 in principal and an OID of $11,000, interest rates of 12% and is convertible into shares of the Company’s common stock at 60% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures April 2020, net unamortized discount of $95,725 and $134,435 as of September 30, 2019 and June 30, 2019, respectively.	58,275	19,565

Two term notes total value $71,500, issued from April 2019 to July 2019 of $58,750 in principal and an OID of $12,750, interest rate of 12% and is convertible into shares of the Company’s common stock at the lesser of 55% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the issuance date or 55% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures from February 2020 to July 2020, net unamortized discount of $43,921 and $30,967 as of September 30, 2019 and June 30, 2019, respectively.	27,579	7,533

Total convertible notes payable – non-related parties	4,765,356	4,443,837
Less current portion	4,765,356	4,443,837
Convertible notes payable – non-related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

During the three months ended September 30, 2019, one note was amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

From July 12, 2019 through August 2, 2019, the Company issued two convertible notes to non-related parties for a total of $122,000, of which $107,250 in principal and $14,750 in OID, that mature from July 12, 2020 to August 2, 2020. The notes bear between 10% to 12% interest per annum.

During the three months ended September 30, 2019, the Company made cash payment of $110,204 toward principal various notes discussed above and assigned one note for 20,000 in principal and $3,468 in accrued interest into a non-related party note payable.

Notes Payable – Related Parties

Notes payable due to related parties consisted of the following as of September 30, 2019 and June 30, 2019, respectively:

	September 30,	June 30,
	2019	2019

$5,000 face value, issued in November 2016, interest rate of 0%, which is due on demand.	$5,000	$5,000

Various term notes with total face value of $213,000, issued from February 2017 to April 2019, interest rates of 0%, matured June 30, 2019. The notes are currently in default.	213,000	213,000

$52,000 face value, issued from June 2019 to August 2019, interest rate of 0%, matures June 2020.	52,000	12,000

Total notes payable – related parties	270,000	230,000
Less current portion	270,000	230,000
Notes payable – related parties, long term	$-	$-

From July 15, 2019 through August 30, 2019, the Company issued notes to a related party for a total of $40,000 that all mature on June 30, 2020. The notes bear 0% interest per annum. The Company evaluated the notes for imputed interest and found it to be immaterial.

Notes Payable – Non-Related Parties

Notes payable due to non-related parties consisted of the following as of September 30, 2019 and June 30, 2019, respectively:

	September 30,	June 30,
	2019	2019
Various term notes with a total face value of $252,250 issued from August 2017 to September 2019, of which $300,000 in principal, $2,750 of extension fees, and an OID of $3,250, interest rate of 0%, matured from December 2018 to October 2019 net of unamortized discount of $1,000 and $992 as of September 30, 2019 and June 30, 2019, respectfully. A total of $41,500 has been paid on principal. All but two notes are currently in default.	$263,500	$209,758

Two term notes with a total face value of $102,000 issued from August 2017 to March 2018, interest rate of 10%, matured from December 2018 through February 2019 net of unamortized discount of $0 as of September 30, 2019 and June 30, 2019. The notes are currently in default.	102,000	102,000

Two term notes with total face value of $107,000, issued from September 2017 through March 2019, interest rate of 8% per month, matured from September 2018 and April 2019 net of unamortized discount of $0 as of September 30, 2019 and June 30, 2019. One of the notes and accrued interest were assigned in September 2019. The note is currently in default.	26,000	107,000

$225,000 face value, issued in March 2018, interest rate of 30%, matured March 2019 net of unamortized discount of $0 as of September 30, 2019 and June 30, 2019. The note and accrued interest were assigned in September 2019.	-	225,000

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

$260,000 face value, issued in June 2018, an additional $21,000 was added to principal by the noteholder, interest rate of 0%, matured December 2018 net of unamortized discount of $0 as of September 30, 2019 and June 30, 2019, of which $31,000 has been paid. The note and accrued interest were assigned in September 2019.	-	250,000

$160,000 face value, issued in November 2018, interest rate of 5% per month, matured February 2019 net of unamortized discount of $0 as of September 30, 2019 and June 30, 2019. The note and accrued interest were assigned in September 2019.	-	160,000

Four notes and one convertible note were assigned totaling $900,204 were issued in September 2019, interest rate of 15%, matures April 2020 net of unamortized discount of $0 as of September 30, 2019.	900,204	-

Total note payable – non-related parties	1,291,704	1,053,758
Less current portion	1,291,704	1,053,758
Notes payable – non-related parties, long-term	$-	$-

During the three months ended September 30, 2019, two notes were amended to extend the maturity dates for payments totaling $2,750. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

On September 30, 2019, the Company issued a note to non-related parties for a total of $51,000, of which $50,000 in principal and $1,000 in OID, that matures October 14, 2019. The notes bear a 0% interest per annum. The Company evaluated the notes for imputed interest and found it to be immaterial.

During the three months ended September 30, 2019, the Company assigned five non-related party notes totaling $716,000 in principal and $160,736 in accrued interest as well as a non-related party convertible note for 20,000 in principal and $3,468 in accrued interest into a non-related party note payable totaling $900,204.

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
September 30, 2019 (Unaudited)

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the three months ended September 30, 2019, the Company has not issued any shares of Series A-1 Preferred.

During the year ended June 30, 2019, the Company has not issued any shares of Series A-1 Preferred.

On February 5, 2019, the Company issued 1 share of its Series H Preferred Stock to both the Company’s CEO and director and the Company’s Senior Vice President and director in consideration of $50,000 of accrued and unpaid wages, the Company’s failure to timely pay current and past salaries. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as there was no general solicitation, and the transaction did not involve a public offering. The shares were valued at $198,116 and the remaining $148,116 was recorded as additional compensation. The Company used an outside valuation firm who applied traditional valuation techniques and methodologies in determining the fair value of the Company’s Series H Preferred Stock, including market, income, and cost valuation approaches. The valuation firm also utilized commonly accepted allocation methods in determining the final value of the Company’s Series H Preferred Stock.

During the three months ended September 30, 2019 and 2018, the outstanding Preferred Stock accumulated $56,367 and $56,367 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of September 30, 2019 were approximately $1,417,468.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

NOTE 6 – COMMON STOCK

On February 8, 2019, the Company increased the number of authorized shares of Common Stock from 250,000,000 up to 1,000,000,000 shares in the sole discretion of the board. The Company has authorized 503,407,666 shares of $0.001 par value per share Common Stock, of which 306,736,038 issued (of which 3,885,000 are to be issued) as of September 30, 2019. The activity surrounding the issuances of the Common Stock is as follows:

For the Three Months Ended September 30, 2019

The Company issued 18,900,000 shares of Common Stock for $189,000 in cash as part of a private placement.  in conjunction with the private placements, the Company issued 75,600,000 warrants valued at $755,117.

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

Stock Purchase Options

During the three months ended September 30, 2019, the Company did not issue any stock purchase options.

During the three months ended September 30, 2018, the Company did not issue any stock purchase options, and 25,000 expired.

The following table summarizes the changes in options outstanding of the Company during the three months ended September 30, 2019.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2019	500,000	$0.05	$0.17	3.00	$25,000
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of September 30, 2019	500,000	$0.05	$0.16	2.75	$25,000

During the three months ended September 30, 2019, the Company issued three-year warrants to purchase a total of 100,000 with an exercise price of $0.10 per shares into the Company’s Common Stock, in conjunction with issuance of a promissory notes, valued at $648. The Company also issue 75,600,000 five-year warrants with exercise prices of $0.02 and $0.05 per shares into the Company’s Common Stock, in conjunction with issuance of 17 private placements, valued at $755,117. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

September 30, 2019
Expected volatility	149-222%
Expected dividends	0%
Expected term	0-5 Years
Risk-free interest rate	1.32-1.97%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three months ended September 30, 2019.

	Number of	Weighted Average	Weighted Average	Expiration Date
	Warrants	Exercise Price	Grant Date Fair Value	(yrs)	Value if Exercised
Balance as of June 30, 2019	41,900,718	$0.15	$0.36	3.43	$6,308,991
Granted	75,700,000	0.04	0.01	5.00	2,656,000
Exercised	-	-	-	-	-
Cancelled/Expired	(1,115,000)	0.36	-	-	(403,250)
Outstanding as of September 30, 2019	116,485,718	$0.07	$0.13	4.34	$8,561,741

NOTE 8 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2019 and June 30, 2019. For amounts over proceeds in the initial derivative measurement, the Company recorded a derivative expense of $71,359 and $1,043,090 during the three months ended September 30, 2019 and 2018, respectively. The fair values of the derivative instruments are measured each quarter, which resulted in a (loss)gain of ($324,692) and $612,212 during the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and June 30, 2019, the fair market value of the derivatives aggregated $6,267,392 and $5,009,094, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 221.69 – 149.39%, and a discount rate of 1.97 – 1.32%.

Financial instruments measured at fair value on a recurring basis at September 30, 2019, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$6,267,392	$6,267,392

Liabilities measured at fair value on a recurring basis at June 30, 2019, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$5,009,094	$5,009,094
Series H Preferred Stock	$-	$198,116	$-	$198,116

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.

1. The Company became a defendant in an employment related lawsuit filed by a former employee, who was terminated for cause in October 2018. The Company believes it is without merit and has filed a defense and a Motion to move the matter to Arbitration. The Motion to move the matter to arbitration was subsequently granted. The complaint revolves around alleged unpaid commissions and the Company does not consider it to be material.

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

3. A lender for two term notes with total value of $154,000, issued in April 2019 and June 2019, has issued an notice of default on the conversion of the notes into stock.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

Lease Agreements

The Company has operating type leases for real estate. As of September 30, 2019, the Company had no finance type leases. The Company’s leases have remaining lease terms of up to 1.58 years, some of which may include options to extend the leases for up to 5 years. Operating lease expense was $21,021 for the three months ended September 30, 2019, inclusive of period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $63,054 for the three months ended September 30, 2019.

Supplemental cash flow information related to operating leases:

		Three Months Ended
		September 30, 2019
Operating cash paid to settle lease liabilities		$15,351
Right of use asset additions in exchange for lease liabilities		154,541

Supplemental balance sheet information related to operating leases:

	Balance Sheet	September 30,
	Location	2019
Right of use assets	Other noncurrent assets	$133,520

Lease payable	Current liabilities	$93,121
Lease payable	Long-term liabilities	46,069
Total lease payable		$139,190

		September 30,
		2019
Weighted average remaining lease term (in years)		1.58
Weighted average discount rate		12.15%

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,574 per month, and the total remaining obligations under these leases at September 30, 2019, were approximately $0.

We lease warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at September 30, 2019, were approximately $0.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,799 per month, and the total remaining obligations under this lease at September 30, 2019, were approximately $171,570.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2020	$92,558
2021	79,012
2022	-
2023	-
2024	-
Total	$171,570

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through September 30, 2019 were approximately $1,417,468.

NOTE 11 – RELATED PARTY TRANSACTIONS

On August 8, 2016, the Company issued a convertible note to a daughter of a director of the Company, for $30,000 as of September 30, 2019 and June 30, 2019. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.40 per share.

From September 2017 to June 2019, the Company issued convertible notes to a director and officer of the Company for $89,500 as of September 30, 2019 and June 30, 2019. The notes bear an average interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share.

On November 15, 2016, the Company issued notes to a director and officer of the Company, for $5,000. The note bears an average interest rate of 0% per annum.

From February 2017 to August 2019, the Company issued notes to a director and officer of the Company for $270,000 and $255,000 as of September 30, 2019 and June 30, 2019, respectively. The notes bear an average interest rate of 0% per annum.

As share-based compensation to employees and non-employees, the Company issued 9,328,043 and 2,168,226 shares of common stock valued at $91,068 and $65,407 for three months ended September 30, 2019 and 2018, respectively, based on the market price of the stock on the date of issuance.

The company has accrued consulting services in the amount of $194,890 and $161,124 payable to directors for services rendered as of September 30, 2019 and June 30, 2019, respectively.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

From October through November 2019, the Company issued 3,500,000 shares of Common Stock for $35,000 in cash as part of a private placement. As part of a private placement the Company also issued 14,000,000 warrants to purchase shares of Common Stock. As share-based compensation to employees and non-employees, the Company issued 6,000,000 shares of common stock valued at $60,000, based on the market price of the stock on the date of issuance. The Company also issued 1,000,000 warrants as part of a 90-day advisory agreement. The Company also paid $5,000 in cash and issued 2,500,000 shares of Common Stock valued at $32,250 for settlement of $22,500 in accrued legal services.

From October through November 2019, various holders of the unrelated convertible notes converted $54,000 of principal and $3,537 of accrued interest into 11,083,692 shares of common stock.

On October 16, 2019, the Company issued a convertible note to an unrelated company for $419,355, which includes proceeds of $356,500 and $62,855 in OID, that matures in October 2020. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest Trading Price for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As additional consideration the Company also issued 2,818,244 warrants.

On October 15, 2019, the Company issued a note to an unrelated party for $15,125, which includes proceeds of $14,000 and $1,125 in OID that matures in October 2020. The notes bear 0% interest per annum

From August 2017 to October 2017, the Company issued three convertible notes to unrelated parties totaling $185,000 that matured in February 2019. The notes bear interest rates from 0% to 10% per annum and are convertible into shares of the Company’s common stock for $0.10 per share. From August 2018 to March 2019, the Company issued two notes to an unrelated party totaling $78,000 that matured from February 2019 to April 2019. The notes bear interest rates from 0% to 8% per annum. On October 18, 2019, the Company assigned a convertible note to an unrelated party for $263,000 face value that that is due March 18, 2020. The note bears interest rate of 10% per month and is convertible into shares of the Company’s common stock for $0.02 per share.

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

Corporate Background

We are a Delaware corporation, incorporated on about May 12, 1988, and traded on an over the counter market (ticker symbol OTCQB: AFTM). As of September 30, 2019, there were 306,736,038 shares of Common Stock issued and outstanding. The Company’s office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

The name Aftermaster was derived from our technology being primarily utilized to remaster and improve audio that has already been mastered. The Aftermaster audio process remasters an audio event to our standards, that has previously been finished or mastered, hence “Aftermaster”. Aftermaster is unique among audio processes as it greatly enhances the entire frequency range without distortion or changing the underlying intent of the audio. The Aftermaster process is also popular for mastering previously un-mastered audio such as new recordings or live events.

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

Summary

The Company continued to underperform during the quarter ended September 30, 2019, due to the ongoing delay in having its products available to sell. High return rates and quality and reliability issues with the Company’s Aftermaster Pro product, led the Company to suspend sales and dismiss its manufacturer in December 2018. The suspension of manufacturing has put substantial financial strain on the company as it has had no meaningful revenues from product sales since that time. The Company commenced an action against the manufacturer, Infinity Power and Controls, LLC of Rock Springs, Wyoming for $30 million to recover direct and punitive damages in the United States District Court for the Central District of California. The Company expects to resume sales sometime in the next two calendar quarters.

Since suspending production, the Company undertook a complete redesign of its Aftermaster Pro unit and developed two new products, HearClear TV and the “Superbar” soundbar. The Aftermaster Pro has new features including Bluetooth, optical in/out and a handheld remote. It’s sister unit “HearClearTV” is designed to significantly improve television audio for those that are hard of hearing. They all join the Aftermaster Studio Pro which is the Company’s first product aimed primarily at commercial applications. www.aftermaster.com/products

During the quarter, in order to address its ongoing financing and manufacturing challenges, the Company entered into a groundbreaking, multi-year, Financing, Licensing, Manufacturing and Distribution agreement with Ritika Research Labs Pvt. Ltd. of Mumbai India. Ritika is a private company which has interests in manufacturing, electronics and product distribution and marketing. The agreement calls for Ritika to finance engineering, product development, manufacturing, inventory and the marketing and distribution of all Aftermaster’s products worldwide (excluding the US and Canada). The Company will receive tiered royalty payments on worldwide sales excluding the US and Canadian markets, which are retained by the Company. The agreement is expected to save the Company significant resources both financially and operationally while raising the quality and reliability of all its products in markets worldwide. The financing and manufacturing agreement that the Company entered into with Ritika is expected to significantly reduce the requirement for the financing of product inventory and manufacturing going forward. During the quarter, the Company bundled several high interest rate notes into one note for $900,204 at 15%, with interest payments deferred until 2020.

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

Once the Company receives inventory of its products, Aftermaster Pro is for sale on HSN TV and HSN.com and other online retail outlets as well as through the Company’s own website, Aftermasterpro.com.

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

Currently, TuneCore is one of the world’s largest independent digital music distribution and publishing administration service. Under our agreement, Aftermaster has become the platform for both hands-on professional and online instant mastering services for TuneCore’s artists on an exclusive basis. TuneCore has one of the highest artist revenue-generating music catalogs in the world, earning TuneCore Artists over a billion dollar from downloads and streams. TuneCore’s music distribution services help artists, labels and managers sell their music through iTunes, Amazon Music, Spotify and other major download and streaming sites while retaining 100% of their sales revenue and rights for a low annual flat fee. TuneCore’s artists have direct access to Aftermaster’s world-class senior mastering engineers and unmatched technologies and can get their tracks hand mastered for a premium price or instantly electronically mastered through Aftermaster’s Promaster, returned and ready for distribution. The partnership builds upon TuneCore’s mission to provide independent artists with key tools to build their careers and gain broad fan exposure, by granting access to unparalleled mastering that meets the industry’s highest standards.

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

Recording Studios

The Company operates a world-class music recording studio originally built by music legend Graham Nash and made famous by Crosby, Stills and Nash in 1977, which is located adjacent to the Company’s existing studios in Hollywood at the Crossroads of the World complex. The studio is equipped with state-of-the-art recording and mixing equipment, and it is used for both audio research and development as well as to generate revenue from rental to prominent musicians. It is the largest of the six recording studios that Aftermaster operates at its studio facilities in Hollywood. www.aftermaster.com/studios

Aftermaster Audio Technology

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

The name Aftermaster was derived by our technology being primarily utilized to remaster and improve audio that has already been mastered. The Aftermaster audio process pulls an audio event apart that has previously been finished or mastered and then remasters it to our standards, hence “Aftermaster”. Aftermaster is unique among audio processes as it enhances the entire frequency range without distortion or changing the underlying intent of the audio. The Aftermaster process is also popular for mastering previously un-mastered audio such as new recordings or live events.

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

Employees

As of September 30, 2019, we employed nine full-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees are good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,574 per month, and the total remaining obligations under these leases at September 30, 2019, were approximately $0.

We lease warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at September 30, 2019, were approximately $0.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,799 per month, and the total remaining obligations under this lease at September 30, 2019, were approximately $171,570.

RESULTS OF OPERATIONS

Revenues

	For the Three Months Ended
	September 30,
	2019	2018
AfterMaster Revenues	$131,880	$145,413
Product Revenues	8,389	389,109
Total Revenues	$140,269	$534,522

We currently generate revenue from our operations through two activities: AfterMaster revenues and AfterMaster product revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. Product revenues for the three months ended September 30, 2019, decreased to $8,389, as compared to $389,109 for the comparable the three months ended September 30, 2018, respectively. The decrease in product revenues are due to the company selling fewer Aftermaster Pro through our website (www.Aftermasterpro.com) and through consumer retail distribution channels.

In the aggregate, total Company revenues decreased to $140,269 for the three months ended September 30, 2018, as compared to total revenues of $534,522 for the three months ended September 30, 2018, the decrease is due to the company acquiring new overseas manufacturer and the redesign of the Aftermaster Pro in order to lower the cost of goods sold.

Cost of Revenues

	For the Three Months Ended
	September 30,
	2019	2018
Cost of Revenues (excluding depreciation and amortization)	$114,066	$417,757

Cost of sales consists primarily of manufacturing cost of the Aftermaster Pro TV consumer electronic product, Aftermaster Studio Rent, Consultants, senior engineers, and excludes depreciation and amortization on fixed assets. The decrease in cost of sales for the three months ending September 30, 2019, over the comparable quarter, is attributable, primarily, to the decrease in product revenue therefore the company had lower manufacturing cost of the Aftermaster Pro. The company had cost of revenues in the amount of $114,066 for the three months ending September 30, 2019, as compared to $417,757 for the three months ending September 30, 2018.

Other Operating Expenses

	For the Three Months Ended
	September 30,
	2019	2018
Depreciation and Amortization Expense	$8,416	$23,467
Research and Development	-	2,600
Advertising and Promotion Expense	1,997	54,369
Legal and Professional Expense	43,154	11,030
Non-Cash Consulting Expense	25,387	65,116
General and Administrative Expenses	725,886	849,187
Total	$804,840	$1,005,769

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, public relations and information technology personnel; rent and facilities; and expenses related to the issuance of stock compensation. During the three months ended September 30, 2019, General and administrative expenses decrease by $123,301 as compared to the three months ended September 30, 2018. The decrease is primarily due to the company using a third-party consultant to help with the business operations in the prior period, which did not occur in the current period.

During the three months ended September 30, 2019, Research and Development costs decreased to $0 from $2,600, Advertising and Promotion decreased to $1,997 from $54,369, Legal and Professional fees increased to $43,154 from $11,030 and consulting services decreased to $25,387 from $65,116, as compared to the three months ended September 30, 2018. The decrease is primarily due to the company using social media advertising to help generate sales. The decrease in Research and Development was not material compared to the three months ended September 30, 2018. The decreases in Advertising and Promotion for the three months ended September 30, 2019, are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product in the three months ended September 30, 2018. Legal and Professional fees increases are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs in the prior period compared to five in the three months ended September 30, 2019. The decreases in consulting expenses are primarily due to issuing fewer stock for services compared to the three months ended September 30, 2018.

Other Expense

	For the Three Months Ended
	September 30,
	2019	2018
Interest Expense	$(690,374)	$(806,650)
Derivative Expense	(71,359)	(1,043,090)
Change in Fair Value of Derivative	(324,692)	612,212
Total	$(1,086,425)	$(1,237,528)

The other expenses during the quarter ended September 30, 2019, totaling $1,086,425 of expenses, which consists of interest expense, derivative expense, change in fair value of derivative. During the comparable period in 2018, other expenses totaled $1,237,528. Interest expense has decreased primarily due to a decrease in non-cash interest expense relating to amortization of recent debt discount. These additional borrowings have been used in the development of the Aftermaster HD. Derivative expense and change in fair value of derivatives has increased due to the issuance of derivative instruments in the current period and the company revaluing the instruments at the end of the current period.

Net Loss

	For the Three Months Ended
	September 30,
	2019	2018
Net Loss	$(1,865,062)	$(2,126,532)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants. Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505, Equity Based Payments to Non-Employees”, these non-cash issuances are expensed at the equity instruments fair market value. Absent these large stock-based compensation of $25,387 and $65,116, derivative expense of $71,359 and $1,043,090, gain (loss) on the change in the derivative liability of $(324,692) and $612,212 for the three months ended September 30, 2019 and 2018, our net loss would have been $1,443,624 and $1,630,538 for three months ended September 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $140,269 during the three months ended September 30, 2019 as compared to $534,522 in the comparable quarter of 2018. The Company has incurred losses since inception of $87,724,551. At September 30, 2019, the Company has negative working capital of $15,309,891, which was a decrease in working capital of $2,418,487 from June 30, 2019.

The Company had cash of $64,093 as of September 30, 2019, as compared to $366,129 as of June 30, 2019. The decrease is a result of the Company making payments on convertible notes payable totaling $110,204, which was partially offset by the Company entered into seventeen (17) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $189,000, one (1) note payable resulting in net proceeds of $50,000, three (3) related notes payable resulting in net proceeds of $40,000, and two (2) convertible notes payable resulting in net proceeds of $107,250 during the three months ended September 30, 2019. The cash provided by financing activities decreased by $329,045 during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This amount was also decreased by operational costs, payments of obligations from convertible notes, notes, and lease payables. The company had more expenses during the quarter than the funding which resulted in a decrease in cash. The decrease is related to the company having less funding during the quarter ending September 30, 2019 as compared to June 30, 2019.

The Company had prepaid expense of $285,909 as of September 30, 2019, as compared to $311,296 as of June 30, 2019. The decrease is due to the Company amortizing the prepaid expenses totaling $25,387 over the three months ended September 30, 2019.

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

As of September 30, 2019, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.

1. The Company became a defendant in an employment related lawsuit filed by a former employee, who was terminated for cause in October 2018. The Company believes it is without merit and has filed a defense and a Motion to move the matter to Arbitration. The Motion to move the matter to arbitration was subsequently granted. The complaint revolves around alleged unpaid commissions and the Company does not consider it to be material.

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

3. A lender for two term notes with total value of $154,000, issued in April 2019 and June 2019, has issued an notice of default on the conversion of the notes into stock.

ITEM 1A - RISK FACTORS

Not required.

ITEM 2. RECENT SALE OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

From October through November 2019, the Company issued 3,500,000 shares of Common Stock for $35,000 in cash as part of a private placement. As part of a private placement the Company also issued 14,000,000 warrants to purchase shares of Common Stock. As share-based compensation to employees and non-employees, the Company issued 6,000,000 shares of common stock valued at $60,000, based on the market price of the stock on the date of issuance. The Company also issued 1,000,000 warrants as part of a 90-day advisory agreement. The Company also paid $5,000 in cash and issued 2,500,000 shares of Common Stock valued at $32,250 for settlement of $22,500 in accrued legal services.

From October through November 2019, various holders of the unrelated convertible notes converted $54,000 of principal and $3,537 of accrued interest into 11,083,692 shares of common stock.

On October 16, 2019, the Company issued a convertible note to an unrelated company for $419,355, which includes proceeds of $356,500 and $62,855 in OID, that matures in October 2020. The note bears 10% interest per annum and is convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest Trading Price for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As additional consideration the Company also issued 2,818,244 warrants.

On October 15, 2019, the Company issued a note to an unrelated party for $15,125, which includes proceeds of $14,000 and $1,125 in OID that matures in October 2020. The notes bear 0% interest per annum.

From August 2017 to October 2017, the Company issued three convertible notes to unrelated parties totaling $185,000 that matured in February 2019. The notes bear interest rates from 0% to 10% per annum and are convertible into shares of the Company’s common stock for $0.10 per share. From August 2018 to March 2019, the Company issued two notes to an unrelated party totaling $78,000 that matured from February 2019 to April 2019. The notes bear interest rates from 0% to 8% per annum. On October 18, 2019, the Company assigned a convertible note to an unrelated party for $263,000 face value that that is due March 18, 2020. The note bears interest rate of 10% per month and is convertible into shares of the Company’s common stock for $0.02 per share.

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

AFTERMASTER, INC.

Date: November 14, 2019	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: November 14, 2019	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: November 14, 2019	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary