Form 10-Q
period 2019-12-31
AFTERMASTER, INC.
filed 2020-02-19
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

☐ Yes ☒ No

At February 19, 2020, the number of shares outstanding of Common Stock, $0.001 par value, was 480,652,177 shares.

AFTERMASTER, INC.

INDEX
PART I - FINANCIAL INFORMATION

AFTERMASTER, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	December 31,	June 30,
	2019	2019

ASSETS

Current Assets
Cash and cash equivalents	$62,140	$366,129
Accounts receivable, net	34,875	24,226
Inventory, net	302,982	306,762
Prepaid expenses	270,786	311,296

Total Current Assets	670,783	1,008,413

Property and equipment, net	46,165	60,817
Right-to-use asset, net	112,268	-
Deposits	24,217	24,217

Total Assets	$853,433	$1,093,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$1,528,053	$1,957,550
Accrued interest	1,107,159	921,033
Deferred revenue	3,921	3,921
Accrued consulting services - related party	171,887	161,124
Lease payable	83,657	-
Derivative Liability	7,033,544	5,009,094
Notes payable - related party	274,000	230,000
Notes payable, net of discount of $25,275 and $992, respectively	1,691,407	1,053,758
Convertible notes payable - related party	119,500	119,500
Convertible notes payable, net of discount of $712,078 and $1,024,700, respectively	5,202,648	4,443,837

Total Current Liabilities	17,215,776	13,899,817

Long-Term Liabilities
Lease payable, net of current portion	32,506	-

Total Liabilities	17,248,282	13,899,817

Commitments and Contingencies

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series H; $0.001 par value; 5 shares authorized, 2 shares issued and outstanding	-	-
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 513,407,666 shares,
par value $0.001, 383,919,057 and 275,622,995 shares issued
and outstanding, respectively	383,925	275,629
Common stock to be issued, 3,885,000	3,885	3,885
Additional paid In capital	72,415,510	72,770,496
Accumulated Deficit	(89,201,278)	(85,859,489)

Total Stockholders' Deficit	(16,394,849)	(12,806,370)

Total Liabilities and Stockholders' Deficit	$853,433	$1,093,447

The accompanying notes are an integral part of these condensed consolidated financial statement.

AFTERMASTER, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

REVENUES
AfterMaster Revenues	$143,587	$126,959	$275,467	$272,372
Product Revenues	6,875	281,105	15,264	670,214
Total Revenues	150,462	408,064	290,731	942,586

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	108,742	461,196	222,808	878,953
Depreciation and Amortization Expense	6,237	23,428	14,653	46,895
Research and Development	-	3,023	-	5,623
Advertising and Promotion Expense	1,780	12,199	3,777	66,568
Legal and Professional Expense	43,365	3,780	86,519	14,810
Non-Cash Consulting Expense	270,543	238,731	295,930	303,847
General and Administrative Expenses	517,013	786,347	1,242,899	1,635,534

Total Costs and Expenses	947,680	1,528,704	1,866,586	2,952,230

Loss from Operations	(797,218)	(1,120,640)	(1,575,855)	(2,009,644)

Other Income (Expense)
Interest Expense	(652,185)	(731,916)	(1,342,559)	(1,538,566)
Derivative Expense	(475,762)	(312,256)	(547,121)	(1,355,346)
Change in Fair Value of Derivative	359,896	(17,475)	35,204	594,737
Gain on Extinguishment of Debt	88,542	-	88,542	-

Total Other Income (Expense)	(679,509)	(1,061,647)	(1,765,934)	(2,299,175)

Loss Before Income Taxes	(1,476,727)	(2,182,287)	(3,341,789)	(4,308,819)
Income Tax Expense	-	-	-	-
NET LOSS	$(1,476,727)	$(2,182,287)	$(3,341,789)	$(4,308,819)

Preferred Stock Accretion and Dividends	(56,367)	(56,367)	(112,734)	(112,734)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,533,094)	$(2,238,654)	$(3,454,523)	$(4,421,553)

Basic and diluted Loss Per Share of Common Stock	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding	324,831,418	166,333,423	303,216,681	154,374,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
					Additional			Total
	Preferred Stock		Common Stock		Paid In	Common Stock to	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Equity

Balance, June 30, 2018	3,109,044	$3,109	133,446,521	$133,742	$68,916,676	$28,553	$(76,556,750)	$(7,474,670)

Share-Based Compensation to Directors and Employees- Common shares	-	-	-	-	62,879	2,168	-	65,047

Total Stock Issued for Consulting Services and Rent	-	-	8,000,000	8,000	356,630	1,385	-	366,015

Common stock issued for conversion of debt	-	-	17,326,372	17,326	256,984	-	-	274,310

Common stock issued for interest expense	-	-	3,000,000	3,000	87,000	-	-	90,000

Derivative liability	-	-	-	-	959,587	-	-	959,587

Net loss for the quarter ended September 30, 2018	-	-	-	-		-	(2,126,532)	(2,126,532)

Balance, September 30, 2018	3,109,044	$3,109	161,772,893	$162,068	$70,639,756	$32,106	$(78,683,282)	$(7,846,243)

Share-Based Compensation to Directors and Employees- Common shares	-	-	-	-	57,598	3,031	-	60,629

Total Stock Issued for Consulting Services and Rent	-	-	-	-	47,250	2,500	-	49,750

Common stock issued for conversion of debt	-	-	5,397,237	5,397	51,626	-	-	57,023

Derivative liability	-	-	-	-	203,869	-	-	203,869

Net loss for the quarter ended December 31, 2018	-	-	-	-		-	(2,182,287)	(2,182,287)

Balance, December 31, 2018	3,109,044	$3,109	167,170,130	$167,465	$71,000,099	$37,637	$(80,865,569)	$(9,657,259)

AFTERMASTER, INC.
Condensed Consolidated Statements of Stockholders' Deficit

					Additional			Total
	Preferred Stock		Common Stock		Paid In	Common Stock to	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Equity

Balance, June 30, 2019	3,109,046	$3,109	279,507,995	$275,629	$72,770,496	$3,885	$(85,859,489)	$(12,806,370)

Common Stock Sold for Cash	-	-	18,900,000	18,900	170,100	-	-	189,000

Share-Based Compensation to Directors and Employees- Common shares	-	-	8,328,043	8,328	83,280	-	-	91,608

Derivative liability	-	-	-	-	(754,997)	-	-	(754,997)

Net loss for the quarter ended September 30, 2019	-	-	-	-	-	-	(1,865,062)	(1,865,062)

Balance, September 30, 2019	3,109,046	$3,109	306,736,038	$302,857	$72,268,879	$3,885	$(87,724,551)	$(15,145,821)

Common Stock Sold for Cash	-	-	8,400,000	8,400	75,600	-	-	84,000

Share-Based Compensation to Directors and Employees- Common shares	-	-	9,724,215	9,724	10,697	-	-	20,421

Common stock issued as incentive with Convertible debt	-	-	7,000,000	7,000	22,400	-	-	29,400

Common stock issued for conversion of debt	-	-	53,693,804	53,694	46,824	-	-	100,518

Common stock issued for conversion of payables	-	-	2,250,000	2,250	29,475	-	-	31,725

Derivative liability	-	-	-	-	(38,365)	-	-	(38,365)

Net loss for the quarter ended December 31, 2019	-	-	-	-		-	(1,476,727)	(1,476,727)

Balance, December 31, 2019	3,109,046	$3,109	387,804,057	$383,925	$72,415,510	$3,885	$(89,201,278)	$(16,394,849)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	December 31,
	2019	2018

OPERATING ACTIVITIES

Net Loss	$(3,341,789)	$(4,308,819)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	56,926	46,895
Share-based compensation - Common Stock	112,029	125,676
Share-based compensation - warrants and options	242,825	-
Common stock issued for services	-	303,874
Amortization of debt discount and issuance costs	863,719	1,054,407
Early payment fees	21,789	-
(Gain)/Loss on extinguishment of debt	(88,542)	-
Derivative expense	547,121	1,355,346
(Gain)/Loss remeasurement of derivative	(35,204)	(594,737)
Changes in Operating Assets and Liabilities:
Accounts receivables	(10,649)	(164,718)
Inventory	3,780	-
Other assets	53,105	62,989
Deposits	-	900
Accounts payable and accrued expenses	115,770	137,289
Lease payments	(38,378)	-
Accrued interest	400,347	413,907
Deferred revenue	-	(1,979)
Accrued consulting services - related party	10,763	47,964

Net Cash Used in Operating Activities	(1,086,388)	(1,521,006)

INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES

Common Stock issued for cash	273,000	-
Proceeds from notes payable	219,000	300,000
Repayments of notes payable	(97,147)	(36,000)
Proceeds from notes payable - related party	44,000	112,500
Proceeds from convertible notes payable	463,750	1,077,350
Repayments of convertible notes payable	(120,204)	(189,659)
Net Cash Provided by Financing Activities	782,399	1,264,191

NET CHANGE IN CASH	(303,989)	(256,815)
CASH AT BEGINNING OF PERIOD	366,129	390,191

CASH AT END OF PERIOD	$62,140	$133,376

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$56,703	$160,251
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Conversion of notes and Interest into common stock	$100,518	$421,333
Derivative Liability	$463,750	$1,077,350
Conversion of Derivative Liability	$224,754	$1,163,456
Common stock issued for prepaid expenses	$-	$415,765
Right-to-use asset	$154,541	$-
Common stock issued with notes payable	$29,400	$-
Warrants issued in private placement	$1,018,116	$-
Convertible notes payable issued for prepaid expenses	$-	$120,000
Convertible notes payable issued for accounts payable	$425,000	$-
Original Issue Discount	$82,230	$184,146
Conversion of payables for common stock	$2,250	$-
Assignment of Debt	$164,204	$11,238
Warrants issued for prepaid expenses	$12,595	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2019 audited financial statements. The results of operations for the period ended December 31, 2019 is not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $89,201,278, negative working capital of $16,554,457 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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
December 31, 2019 (Unaudited)

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
December 31, 2019 (Unaudited)

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

Loss Per Share

Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the three and six months ended December 31, 2019 and 2018 of $56,367 and $56,367 and $112,734 and $112,734, respectively.

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

For the three and six months ended December 31, 2019 and 2018, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 3,525,005,256 and 234,671,382 at December 31, 2019 and 2018, respectively.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

Convertible Notes Payable – Related Parties

Convertible notes payable due to related parties consisted of the following as of December 31, 2019 and June 30, 2019, respectively:

Convertible Notes Payable – Related Parties
	December 31,	June 30,
	2019	2019

$30,000 face value, issued in August 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matured June 30, 2019, net unamortized discount of $0 as of December 31, 2019 and June 30, 2019, respectively. The notes are currently in default.	$30,000	$30,000
Various term notes with total face value of $89,500 issued from September 2017 to February 2018, interest rates of 0% and are convertible into shares of the Company’s common stock at $0.10 per share, matured from January 2019 to June 30, 2019, net unamortized discount of $0 as of December 31,2019 and June 30, 2019, respectively. The notes are currently in default.	89,500	89,500
Total convertible notes payable - related parties	119,500	119,500
Less current portion	119,500	119,500
Convertible notes payable – related parties, long-term	$-	$-

Convertible Notes Payable - Non-Related Parties

Convertible notes payable due to non-related parties consisted of the following as of December 31, 2019 and June 30, 2019, respectively:

Convertible Notes Payable - Non-Related Parties
	December 31,	June 30,
	2019	2019
Various term notes with total face value of $2,049,000, issued from July 2014 to March 2018, interest rates from 0% to 10% and are convertible into shares of the Company’s common stock from $0.10 to $0.40 per share, matured from October 2018 to June 2019. One of the notes and accrued interest was assigned to non-related party notes payable in September 2019 and three of the notes and accrued interest were assigned to a non-related convertible note payable in October 2019 The notes are currently in default. $	1,844,000	$2,049,000
Two term notes with total face value of $373,000, issued in February 2017, interest rates of 10% and are convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids twenty (20) days prior to the conversion date or $0.40 per share, matured June 2018, with additional extension fees of $81,000 added to principal. A total of $187,403 has been converted and $85,654 has been paid. The notes are currently in default.	180,943	186,597
$265,000 face value, issued in May 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.31 or 60% of the lowest closing bids twenty-five (25) days prior to the conversion date, matured February 2018, of which $179,406 was converted. The note is currently in default.	85,594	104,845
Two term notes with total face value of $131,000 face value, issued on July 2017 and August 2017, interest rates of 12% and are convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured May 2018 and June 2018, of which $72,000 was converted. The notes are currently in default.	59,000	59,000
$115,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids thirty (30) days prior to the conversion per share, matured August 2018. The note is currently in default.	115,000	115,000
$115,000 face value, issued in January 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.12 and 57.5% of the lowest trading price during the prior thirty (30) days, matured October 2018. The note is currently in default.	115,000	115,000
$160,000 face value, issued in April 2018, of which $150,000 in principal and $10,000 in additional fees, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.05 or 57.5% of the lowest closing bids twenty (20) days prior to the conversion date, matured January 2019. The note is currently in default.	160,000	160,000
Two term notes with total face value of $415,000 face value, issued from an assignment in April 2018 of $370,000 in principal and an OID of $45,000, interest rates of 10% and are convertible into shares of the Company’s common stock at rate of 55% of the average trading price for the prior three (3) trading days, matured April 2019, of which $223,198 has been converted. The notes are currently in default.	191,802	191,802
Various term notes with total face value of $502,534, issued from May 2018 to June 2018, interest rates of 12% and are convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period prior to the date of conversion, matured from October 2018 to June 2019, of which $69,898 has been converted and $164,499 has been paid. The note is currently in default.	268,137	268,137
$15,651 face value, issued in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 60% of the lowest trading price during the previous twenty (20) days to the date of conversion, matured June 30, 2019. The note is currently in default.	15,651	15,651

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

$120,000 face value, issued in July 2018 for prepaid services, interest rate of 15% and is convertible into shares of the Company's common stock at 70% of the lowest closing price per share during the twenty (20) days prior to the conversion, matures July 2019. The note is currently in default.	120,000	120,000
$39,759 face value, issued from an assignment in August 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion date, matured November 2018. The note is currently in default.	39,759	39,759
$23,000 face value, issued in August 2018 of $20,000 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company's common stock at 55% of the average of the three (3) lowest closing price during the 25 days prior to the conversion per share, matures August 2019, net unamortized discount of $0 and $3,214 as of December 31, 2019 and June 30, 2019, respectively, of which $23,000 was converted. The note is currently in default.	-	19,786
Various term notes total value of $1,575,001 face value, issued from August 2018 to October 2019, of which $1,352,000 in principal and an OID of $223,001, interest rates of 10% and are convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest trading price for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date, matures from August 2019 to December 2020, net unamortized discount of $332,276 and $273,843 as of December 31, 2019 and June 30, 2019, respectively. A total of $43,750 has been paid. Three notes totaling $1,111,896 in principal are currently in default.
	1,198,975	838,053
Two term notes total value of $64,850, issued in August 2018, of which $61,850 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen (15) trading days immediately preceding the conversion date, matures August 2019, net unamortized discount of $0 and $6,998 as of December 31, 2019 and June 30, 2019, respectively, of which $4,550 has been paid. The notes are currently in default.	60,300	57,852
Two term notes total value of $178,000, issued from March 2019 to August 2019, of $160,000 in principal and an OID of $18,000, interest rate of 10% and is convertible into shares of the Company’s common stock at 58% of the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date, matures from March 2020 and August 2020, net unamortized discount of $73,437 and $65,899 as of December 31, 2019 and June 30, 2019, respectively, of which $10,000 has been converted.	94,563	23,101
Various term notes with total value of $562,500, issued from March 2019 to June 2019, of which $535,500 in principal and an OID of $27,000, interest rates of 12% and are convertible into shares of the Company’s common stock at 58% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures from March 2020 and June 2020, net unamortized discount of $226,558 and $509,344 as of December 31, 2019 and June 30, 2019, respectively, of which $100,000 has been paid and $12,500 has been converted.
	223,442	53,156
Two term notes with total value of $154,000, issued in April 2019 and June 2019,of which $143,000 in principal and an OID of $11,000, interest rates of 12% and is convertible into shares of the Company’s common stock at 60% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures April 2020, net unamortized discount of $57,015 and $134,435 as of December 31, 2019 and June 30, 2019, respectively.	96,985	19,565
Two term notes total value $103,289, issued from April 2019 to July 2019 of $58,750 in principal, $10,000 in extension fees, $21,789 in additional fees, and an OID of $12,750, interest rate of 12% and is convertible into shares of the Company’s common stock at the lesser of 55% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the issuance date or 55% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures from January 2020 to July 2020, net unamortized discount of $22,792 and $30,967 as of December 31, 2019 and June 30, 2019, respectively. A total of $10,000 has been paid.
	70,497	7,533
$263,000 face value, issued from an assignment in October 2019, interest rates of 10% and is convertible into shares of the Company’s common stock at $0.02 per share, matures March 2020.	263,000	-
Total convertible notes payable – non-related parties	5,202,648	4,443,837
Less current portion	5,202,648	4,443,837
Convertible notes payable – non-related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

During the six months ended December 31, 2019, one note was amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

From July 12, 2019 through October 18, 2019, the Company issued three convertible notes to non-related parties for a total of $541,355, of which $463,750 in principal and $77,605 in OID, that mature from July 12, 2020 to August 2, 2020. The notes bear between 10% to 12% interest per annum. The Company also assumed $21,789 in additional fees added to principal during the period.

During the six months ended December 31, 2019, the Company made cash payment of $120,204 toward principal various notes discussed above, had $10,000 in extension fees, converted $64,751 in principal, and assigned one note for $20,000 in principal and $3,468 in accrued interest into a non-related party note payable.

During the six months ended December 31, 2019, the Company also assigned two non-related party notes totaling $78,000 in principal as well as three non-related party convertible notes for $185,000 in principal into a non-related party note payable totaling $263,000.

Notes Payable – Related Parties

Notes payable due to related parties consisted of the following as of December 31, 2019 and June 30, 2019, respectively:

Notes Payable – Related Parties

	December 31,	June 30,
	2019	2019

$5,000 face value, issued in November 2016, interest rate of 0%, which is due on demand.	$5,000	$5,000
Various term notes with total face value of $213,000, issued from February 2017 to April 2019, interest rates of 0%, matured June 30, 2019. The notes are currently in default.	213,000	213,000
$56,000 face value, issued from June 2019 to December 2019, interest rate of 0%, matures June 2020.	56,000	12,000
Total notes payable – related parties	274,000	230,000
Less current portion	274,000	230,000
Notes payable - related parties, long term	$-	$-

From July 15, 2019 through December 31, 2019, the Company issued notes to a related party for a total of $44,000 that all mature on June 30, 2020. The notes bear 0% interest per annum. The Company evaluated the notes for imputed interest and found it to be immaterial.

Notes Payable – Non-Related Parties

Notes payable due to non-related parties consisted of the following as of December 31, 2019 and June 30, 2019, respectively:

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

Notes Payable – Non-Related Parties
	December 31,	June 30,
	2019	2019
Various term notes with a total face value of $353,625 issued from August 2017 to December 2019, of which $344,000 in principal, $4,250 of extension fees, and an OID of $6,875, interest rate of 0%, matured from December 2018 to April net of unamortized discount of $8,686 and $992 as of December 31, 2019 and June 30, 2019, respectfully. A total of $138,625 has been paid on principal. One of the notes and accrued interest with a total face value of $52,000 was assigned to a non-related parties convertible note payable with a face value of $263,000 in October 2019. All but two notes are currently in default.
	$155,814	$209,758
Various notes with a total face value of $127,000 issued from August 2017 to December 2019, interest rate of 10%, matured from December 2018 through April 2020 net of unamortized discount of $7,034 and $0 as of December 31, 2019 and June 30, 2019, respectively. All but one note is currently in default.	119,966	102,000
Two term notes with total face value of $107,000, issued from September 2017 through March 2019, interest rate of 8% per month, matured from September 2018 and April 2019 net of unamortized discount of $0 as of December 31, 2019 and June 30, 2019. One of the notes and accrued interest with a total face value of $81,000 was assigned to non-related parties notes payable with a total face value of $900,204, and the other note and interest with a total face value of $26,000 was assigned to non-related parties convertible notes payable with a face value of $263,000 in September 2019 and October 2019, respectively.
	-	107,000
$225,000 face value, issued in March 2018, interest rate of 30%, matured March 2019 net of unamortized discount of $0 as of December 31, 2019 and June 30, 2019. The note and accrued interest were assigned to non-related parties notes payable with a total face value of $900,204 in September 2019.	-	225,000
$260,000 face value, issued in June 2018, an additional $21,000 was added to principal by the noteholder, interest rate of 0%, matured December 2018 net of unamortized discount of $0 as of December 31, 2019 and June 30, 2019, of which $31,000 has been paid. The note and accrued interest were reassigned in September 2019.	-	250,000
$160,000 face value, issued in November 2018, interest rate of 5% per month, matured February 2019 net of unamortized discount of $0 as of December 31, 2019 and June 30, 2019. The note and accrued interest were reassigned to non-related parties notes payable with a total face value of $900,204 in September 2019.	-	160,000
Four notes and one convertible note were assigned totaling $900,204 in September 2019, interest rate of 15%, matures April 2020 net of unamortized discount of $0 as of December 31, 2019.	900,204	-
Two term notes with a face value of $100,000, issued in November 2019, interest rate of 5%, matures April 2020, net of unamortized discount of $9,555 as of December 31, 2019.	90,445	-
$425,000 face value, issued in November 2019 resulting from a settlement agreement, interest rate of 0%, matures December 2022, net of unamortized discount of $0 as of December 31, 2019, of which $22 has been paid.	424,978	-
Total note payable – non-related parties	1,691,407	1,053,758
Less current portion	1,691,407	1,053,758
Notes payable – non-related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

During the six months ended December 31, 2019, two notes were amended to extend the maturity dates for payments totaling $4,250. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

From July 9, 2019 to December 20, 2019, the Company issued seven notes to non-related parties for a total of $223,625, $219,000 in principal and $4,625 in OID, that mature from October 14, 2019 to April 12, 2020. The notes bear rates from 0% to 10% interest per annum. The Company evaluated the non-interest-bearing notes for imputed interest and found it to be immaterial. As additional consideration, the Company issued 1,000,000 warrants to purchase shares of Common Stock valued at $12,595.

During the six months ended December 31, 2019, the Company assigned five non-related party notes totaling $716,000 in principal and $160,736 in accrued interest as well as a non-related party convertible note for $20,000 in principal and $3,468 in accrued interest into a non-related party note payable totaling $900,204.

On November 4, 2019, the Company issued a note to a non-related party for a total of $425,000 as part of a settlement agreement, that matures December 1, 2022. The note bears a rate of 0% interest per annum. The settlement agreement was for prior advertising services totaling $527,767. The Company recorded a gain on settlement of debt of $102,767.

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
December 31, 2019 (Unaudited)

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the six months ended December 31, 2019, the Company has not issued any shares of Series A-1 Preferred.

During the year ended June 2019, the Company has not issued any shares of A-1 Preferred.

During the three and six months ended December 31, 2019 and 2018, the outstanding Preferred Stock accumulated $56,367 and $56,367 in dividends on outstanding Preferred Stock. The cumulative dividends in arrears as of December 31, 2019 were approximately $1,417,468.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

NOTE 6 – COMMON STOCK

On February 8, 2019, the Company increased the number of authorized shares of Common Stock from 250,000,000 up to 1,000,000,000 shares in the sole discretion of the board. The Company has authorized 503,407,666 shares of $0.001 par value per share Common Stock, of which 306,736,038 issued (of which 3,885,000 are to be issued) as of December 31, 2019. The activity surrounding the issuances of the Common Stock is as follows:

For the Six months Ended December 31, 2019

The Company issued 27,300,000 shares of Common Stock for $273,000 in cash as part of a private placement in conjunction with the private placements, the Company issued 95,200,000 warrants valued at $961,121.

The Company issued 53,693,804 shares of Common Stock for the conversion of notes and accrued interest valued at $100,518. The Company also issued 2,250,000 shares of Common Stock for the conversion of payables valued at $31,725

As share-based compensation to employees and non-employees, the Company issued 18,052,258 shares of common stock valued at $112,029, based on the market price of the stock on the date of issuance.

As part of a provision in a note payable, the Company issued 7,000,000 shares of common stock valued at $29,400 based on the market price on the date of issuance.

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

Stock Purchase Options

During the six months ended December 31, 2019, the Company did not issue any stock purchase options.

During the six months ended December 31, 2018, the Company did not issue any stock purchase options, and 25,000 expired.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

The following table summarizes the changes in options outstanding of the Company during the three and six months ended December 31, 2019.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2019	500,000	$0.05	$0.17	3.00	$25,000
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of December 31, 2019	500,000	$0.05	$0.16	2.50	$25,000

During the six months ended December 31, 2019, the Company issued three-year and five-year warrants to purchase a total of 2,918,244 shares with exercise prices from $0.04 to $0.10 per share into the Company’s Common Stock, in conjunction with issuance of two promissory notes, valued at $36,578. The Company also issued 95,200,000 five-year warrants with exercise prices of $0.02 and $0.05 per shares into the Company’s Common Stock, in conjunction with issuance of 22 private placements, valued at $961,1212 and issued 32,268,725 warrants with exercise price of $0.01 per shares into the Company’s Common Stock in conjunction to two consulting agreements valued at $312,415. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

December 31,2019
Expected volatility	153.09-341%
Expected dividends	0%
Expected term	0-5 Years
Risk-free interest rate	1.48-1.74%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three and six months ended December 31, 2019.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance as of June 30, 2019	41,900,718	$0.15	$0.36	3.43	$6,308,991
Granted	130,386,969	0.03	0.01	4.99	3,777,417
Exercised	-	-	-	-	-
Cancelled/Expired	(4,079,466)	0.27	-	-	(1,107,150)
Outstanding as of December 31, 2019	168,208,221	$0.05	$0.09	4.40	$8,979,258

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

NOTE 8 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2019 and June 30, 2019. For amounts over proceeds in the initial derivative measurement, the Company recorded a derivative expense of $547,121 and $1,355,346 during the six months ended December 31, 2019 and 2018, respectively. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $35,204 and $594,737 during the six months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, and June 30, 2019, the fair market value of the derivatives aggregated $7,033,544 and $5,009,094, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 341.18 – 153.09%, and a discount rate of 1.74 – 1.48%.

Financial instruments measured at fair value on a recurring basis at December 31, 2019, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$7,033,544	$7,033,544

Liabilities measured at fair value on a recurring basis at June 30, 2019, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$5,009,094	$5,009,094
Series H Preferred Stock	$-	$198,116	$-	$198,116

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.

1. The Company is a defendant in an employment related lawsuit filed by a former employee, who was terminated for cause in October 2018. The Company believes it is without merit and filed a defense and a Motion to move the matter to Arbitration which was subsequently granted. The complaint revolves around alleged unpaid commissions.

2. The Company is both a plaintiff and defendant in litigation with its prior manufacturer, Infinity Power and Controls, LLC, (Infinity) of Rock Springs, Wyoming. Infinity was the Company’s manufacturer until they were dismissed in December 2018, due to quality and reliability issues, which resulted in unacceptable product returns and substantial damage to the Company. The Company commenced an action against Infinity in the United States District Court Central District of California for Breach of Contract, Negligence and Fraud. The claim of Fraud was later dismissed. The lawsuit seeks direct and punitive damages of $30 million from Infinity. Infinity sued the Company in the Superior Court of Arizona County of Maricopa for the alleged non-payment of invoices totaling $414,000 and an undetermined amount of parts inventory. Infinity’s Arizona action was stayed pending the outcome of the action in California commenced by the Company. Infinity subsequently counter-sued Aftermaster in California for the relief it sought in Arizona. In a related action, both the Company and Infinity were sued in Arizona on December 2, 2019 by PCB manufacturer, Quik Tek Assembly, for alleged unpaid products and parts that were procured by both the Company and Infinity. No amounts were specified in the complaint nor has Quik Tek ever contacted the Company regarding any of the alleged outstanding amounts. The Company believes that the complaint is without merit and it will continue to seek to recover the cash deposit of $375,000.00 that it lodged with Quik Tek Assembly.

3. On December 27, 2019, the Company was sued by JSJ Investments, Inc. (JSJ), a Texas corporation, in Texas State Court. Shortly thereafter, the Company successfully had the case moved to Federal Court. In April and June of 2019, JSJ issued the Company two, one year loans with a combined value of $154,000.00, backed by ratcheting promissory notes. Although neither loan was due, JSJ issued a notice of default, alleging the Company prevented them from converting their debt on one of the notes, into common shares of the Company. The Company offered to pay the notes with interest at the maximum rate allowed under Texas law, when they came due. In response, JSJ demanded in writing that the Company immediately pay them $718,000.00 to redeem the two notes, which totaled $154,000.00. The Company refused and JSJ sued for $718,000.00, which JSJ alleges represents principal, penalties, interest and fees on the loans. The Company is vigorously defending its interests and believes that their demands and conduct is usurious and illegal under Texas law.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

Lease Agreements

The Company has operating type leases for real estate. As of December 31, 2019, the Company had no finance type leases. The Company’s leases have remaining lease terms of up to 1.33 years, some of which may include options to extend the leases for up to 5 years. Operating lease expense was $21,252 and $42,273 for the three and six months ended December 31, 2019, inclusive of period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $61,376 and $124,430 for the three and six months ended December 31, 2019.

Supplemental cash flow information related to operating leases:

Six Months Ended
December 31, 2019
Operating cash paid to settle lease liabilities	$38,378
Right of use asset additions in exchange for lease liabilities	154,541

Supplemental balance sheet information related to operating leases:
		December 31,
	Balance Sheet Location	2019
Right of use assets	Other noncurrent assets	$112,268

Lease payable	Current liabilities	$83,657
Lease payable	Long-term liabilities	32,506
Total lease payable		$116,163

December 31,
2019
Weighted average remaining lease term (in years)	1.33
Weighted average discount rate	12.15%

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,574 per month, and the total remaining obligations under these leases at December 31, 2019, were approximately $0.

We lease warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at December 31, 2019, were approximately $0.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,799 per month, and the total remaining obligations under this lease at December 31, 2019, were approximately $125,518. The lease resulted in the balance sheet recognition of $154,541.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2020	$46,505
2021	79,012
2022	-
2023	-
2024	-
Total	$125,518

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
December 31, 2019 (Unaudited)

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through December 31, 2019 were approximately $1,473,835.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.

1. The Company is a defendant in an employment related lawsuit filed by a former employee, who was terminated for cause in October 2018. The Company believes it is without merit and filed a defense and a Motion to move the matter to Arbitration which was subsequently granted. The complaint revolves around alleged unpaid commissions.

2. The Company is both a plaintiff and defendant in litigation with its prior manufacturer, Infinity Power and Controls, LLC, (Infinity) of Rock Springs, Wyoming. Infinity was the Company’s manufacturer until they were dismissed in December 2018, due to quality and reliability issues, which resulted in unacceptable product returns and substantial damage to the Company. The Company commenced an action against Infinity in the United States District Court Central District of California for Breach of Contract, Negligence and Fraud. The claim of Fraud was later dismissed. The lawsuit seeks direct and punitive damages of $30 million from Infinity. Infinity sued the Company in the Superior Court of Arizona County of Maricopa for the alleged non-payment of invoices totaling $414,000 and an undetermined amount of parts inventory. Infinity’s Arizona action was stayed pending the outcome of the action in California commenced by the Company. Infinity subsequently counter-sued Aftermaster in California for the relief it sought in Arizona. In a related action, both the Company and Infinity were sued in Arizona on December 2, 2019 by PCB manufacturer, Quik Tek Assembly, for alleged unpaid products and parts that were procured by both the Company and Infinity. No amounts were specified in the complaint nor has Quik Tek ever contacted the Company regarding any of the alleged outstanding amounts. The Company believes that the complaint is without merit and it will continue to seek to recover the cash deposit of $375,000.00 that it lodged with Quik Tek Assembly.

3. On December 27, 2019, the Company was sued by JSJ Investments, Inc. (JSJ), a Texas corporation, in Texas State Court. Shortly thereafter, the Company successfully had the case moved to Federal Court. In April and June of 2019, JSJ issued the Company two, one year loans with a combined value of $154,000.00, backed by ratcheting promissory notes. Although neither loan was due, JSJ issued a notice of default, alleging the Company prevented them from converting their debt on one of the notes, into common shares of the Company. The Company offered to pay the notes with interest at the maximum rate allowed under Texas law, when they came due. In response, JSJ demanded in writing that the Company immediately pay them $718,000.00 to redeem the two notes, which totaled $154,000.00. The Company refused and JSJ sued for $718,000.00, which JSJ alleges represents principal, penalties, interest and fees on the loans. The Company is vigorously defending its interests and believes that their demands and conduct is usurious and illegal under Texas law.

NOTE 11 – RELATED PARTY TRANSACTIONS

On August 8, 2016, the Company issued a convertible note to a daughter of a director of the Company, for $30,000 as of December 31, 2019 and June 30, 2019. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.40 per share.

From September 2017 to June 2019, the Company issued convertible notes to a director and officer of the Company for $89,500 as of December 31, 2019 and June 30, 2019. The notes bear an average interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share.

On November 15, 2016, the Company issued notes to a director and officer of the Company, for $5,000. The note bears an average interest rate of 0% per annum.

From February 2017 to December 2019, the Company issued notes to a director and officer of the Company for $274,000 and $255,000 as of December 31, 2019 and June 30, 2019, respectively. The notes bear an average interest rate of 0% per annum.

As share-based compensation to employees and non-employees, the Company issued 9,724,215 and 3,031,473 and 18,052,258 and 5,199,699 shares of common stock valued at $20,421 and $60,629 and $112,029 and $125,676 for three and six months ended December 31, 2019 and 2018, respectively, based on the market price of the stock on the date of issuance.

The company has accrued consulting services in the amount of $171,887 and $161,124 payable to directors for services rendered as of December 31, 2019 and June 30, 2019, respectively.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

In January 2020, a holder of an unrelated convertible note converted $9,000 of principal and $705 of accrued interest into 16,733,120 shares of common stock.

In January 2020, the Company issued 80,000,000 shares of Common Stock for $40,000 in cash as part of a private placement.

On January 16, 2020, the Company issued a note to an unrelated party for $13,200, which includes proceeds of $12,000 and $1,200 in OID that matures in January 2020. The notes bear 0% interest per annum

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate Background

We are a Delaware corporation, incorporated on about May 12, 1988, and traded on an over the counter market (ticker symbol OTCQB: AFTM). As of December 31, 2019, there were 306,736,038 shares of Common Stock issued and outstanding. The Company’s office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

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

Summary

The Company continued to underperform during the quarter ended December 31, 2019, due to the ongoing delay in having its products available to sell. High return rates and quality and reliability issues with the Company’s Aftermaster Pro product, led the Company to suspend sales and dismiss its manufacturer in December 2018. The suspension of manufacturing has put substantial financial strain on the company as it has had no meaningful revenues from product sales since that time. The Company commenced an action against the manufacturer, Infinity Power and Controls, LLC of Rock Springs, Wyoming for $30 million to recover direct and punitive damages in the United States District Court for the Central District of California. The Company expects to resume sales sometime in the next two calendar quarters.

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

Employees

As of December 31, 2019, we employed nine full-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees are good.  None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,574 per month, and the total remaining obligations under these leases at December 31, 2019, were approximately $0.

We lease warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at December 31, 2019, were approximately $0.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,799 per month, and the total remaining obligations under this lease at December 31, 2019, were approximately $125,518.

RESULTS OF OPERATIONS

Revenues
	For the Three Months Ended
	December 31,
	2019	2018
AfterMaster Revenues	$143,587	$126,959
Product Revenues	6,875	281,105
Total Revenues	$150,462	$408,064

Revenues
	For the Six Months Ended
	December 31,
	2019	2018
AfterMaster Revenues	$275,467	$272,372
Product Revenues	15,264	670,214
Total Revenues	$290,731	$942,586

We currently generate revenue from our operations through two activities: AfterMaster revenues and AfterMaster product revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. Product revenues for the three and six months ended December 31, 2019, increased to $143,587 and $275,467, as compared to $126,959 and $282,372 for the comparable the three and six months ended December 31, 2018, respectively. The increase in product revenues are due to the company selling more Aftermaster Pro through our website (www.Aftermasterpro.com) and through consumer retail distribution channels.

In the aggregate, total Company revenues decreased to $150,462 and $290,731for the three and six months ended December 31, 2019, as compared to total revenues of $408,064 and $942,586 for the three and six months ended December 31, 2018, the decrease is due to the company acquiring new overseas manufacturer and the redesign of the Aftermaster Pro in order to lower the cost of goods sold.

Cost of Revenues
	For the Three Months Ended
	December 31,
	2019	2018
Cost of Revenues (excluding depreciation and amortization)	$108,742	$461,196

Cost of Revenues
	For the Six Months Ended
	December 31,
	2019	2018
Cost of Revenues (excluding depreciation and amortization)	$222,808	$878,953

Cost of sales consists primarily of manufacturing cost of the Aftermaster Pro TV consumer electronic product, Aftermaster Studio Rent, Consultants, senior engineers, and excludes depreciation and amortization on fixed assets. The decrease in cost of sales for the three and six months ending December 31, 2019, over the comparable quarter, is attributable, primarily, to the decrease in product revenue therefore the company had lower manufacturing cost of the Aftermaster Pro. The company had cost of revenues in the amount of $108,742 and $222,808 for the three and six months ending December 31, 2019, as compared to $461,196 and $878,953 for the three and six months ending December 31, 2018.

Other Operating Expenses

	For the Three Months Ended
	December 31,
	2019	2018
Depreciation and Amortization Expense	$6,237	$23,428
Research and Development	-	3,023
Advertising and Promotion Expense	1,780	12,199
Legal and Professional Expense	43,365	3,780
Non-Cash Consulting Expense	270,543	238,731
General and Administrative Expenses	517,013	786,347
Total	$838,938	$1,067,508

Other Operating Expenses

	For the Six Months Ended
	December 31,
	2019	2018
Depreciation and Amortization Expense	$14,653	$46,895
Research and Development	-	5,623
Advertising and Promotion Expense	3,777	66,568
Legal and Professional Expense	86,519	14,810
Non-Cash Consulting Expense	295,930	303,847
General and Administrative Expenses	1,242,899	1,635,534
Total	$1,643,778	$2,073,277

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, public relations and information technology personnel; rent and facilities; and expenses related to the issuance of stock compensation. During the three and six months ended December 31, 2019, General and administrative expenses decrease by $269,334 and $392,635 as compared to the three and six months ended December 31, 2018. The decrease is primarily due to the company using a third-party consultant to help with the business operations in the prior period, which did not occur in the current period.

During the three and six months ended December 31, 2019, Research and Development costs decreased to $0 and $0 from $3,023 and $5,623, Advertising and Promotion decreased to $1,780 and $3,777 from $12,199 and $66,568, Legal and Professional fees increased to $43,365 and $86,519 from $3,780 and $14,810 and consulting services increased and decreased to $270,543 and $295,930 from $238,731 and $303,847, as compared to the three and six months ended December 31, 2018. The decrease is primarily due to the company using social media advertising to help generate sales. The decrease in Research and Development was not material compared to the three and six months ended December 31, 2018. The decreases in Advertising and Promotion for the three and six months ended December 31, 2019, are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product in the three and six months ended December 31, 2018. Legal and Professional fees increases are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs in the prior period compared to five in the three and six months ended December 31, 2019. The increase in consulting expenses are primarily due to the issuance of warrants as part of an advisory agreement and the decrease in consulting expenses are primarily due to issuing fewer stock for services compared to the three and six months ended December 31, 2018, respectively.

Other Expense
	For the Three Months Ended
	December 31,
	2019	2018
Interest Expense	$(652,185)	$(731,916)
Derivative Expense	(475,762)	(312,256)
Change in Fair Value of Derivative	359,896	(17,475)
Gain on Extinguishment of Debt	88,542	-
Total	$(679,509)	$(1,061,647)

Other Expense
	For the Six Months Ended
	December 31,
	2019	2018
Interest Expense	$(1,342,559)	$(1,538,566)
Derivative Expense	(547,121)	(1,355,346)
Change in Fair Value of Derivative	35,204	594,737
Gain on Extinguishment of Debt	88,542	-
Total	$(1,765,934)	$(2,299,175)

The other expenses during the three and six months ended December 31, 2019, totaling $679,509 and $1,765,934 of expenses, which consists of interest expense, derivative expense, change in fair value of derivative, and gain on extinguishment of debt. During the comparable three and six months in 2018, other expenses totaled $1,061,647 and $2,299,175. Interest expense has decreased primarily due to a decrease in non-cash interest expense relating to amortization of recent debt discount. These additional borrowings have been used in the development of the Aftermaster HD. Derivative expense and change in fair value of derivatives has decreased due to the company revaluing the instruments at the end of the current period offset by the issuance of derivative instruments in the current period . Gain on extinguishment of debt is due to two settlement agreements in the current period.

Net Loss
	For the Three Months Ended
	December 31,
	2019	2018
Net Loss	$(1,476,727)	$(2,182,287)

Net Loss
	For the Six Months Ended
	December 31,
	2019	2018
Net Loss	$(3,341,789)	$(4,308,819)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants. Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505, Equity Based Payments to Non-Employees”, these non-cash issuances are expensed at the equity instruments fair market value. Absent these large stock-based compensation of $270,543 and $295,930 and $238,731 and $303,847, derivative expense of $475,762 and $547,121 and $312,256 and $1,355,346, gain (loss) on the change in the derivative liability of $359,896 and $35,204 and $(17,475) and $594,737 for the three and six months ended December 31, 2019 and 2018, our net loss would have been $1,090,318 and $1,613,825 and $2,533,942 and $3,244,363 for three and six months ended December 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $150,462 and $290,467 during the three and six months ended December 31, 2019 as compared to $408,064 and $942,586 in the comparable three and six months of 2018. The Company has incurred losses since inception of $89,201,278. At December 31, 2019, the Company has negative working capital of $16,554,457, which was a decrease in working capital of $3,663,053 from June 30, 2019.

The Company had cash of $62,140 as of December 31, 2019, as compared to $366,129 as of June 30, 2019. The decrease is a result of the Company making payments on convertible notes payable totaling $120,204 and payments on notes payable totaling $97,147, which was partially offset by the Company entered into twenty four (24) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $273,000, seven (7) notes payable resulting in net proceeds of $219,000, four (4) related notes payable resulting in net proceeds of $44,000, and three (3) convertible notes payable resulting in net proceeds of $463,750 during the six months ended December 31, 2019. The cash provided by financing activities decreased by $481,792 during the six months ended December 31, 2019 as compared to the six months ended December 31, 2018. This amount was also decreased by operational costs, payments of obligations from convertible notes, notes, and lease payables. The company had more expenses during the quarter than the funding which resulted in a decrease in cash. The decrease is related to the company having less funding during the six months ending December 31, 2019 as compared to June 30, 2019.

The Company had prepaid expense of $270,786 as of December 31, 2019, as compared to $311,296 as of June 30, 2019. The decrease is due to the Company amortizing the prepaid expenses totaling $53,106 over the six months ended December 31, 2019.

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

As of December 31, 2019, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months.  We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the six months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. RECENT SALE OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

In January 2020, a holder of an unrelated convertible note converted $9,000 of principal and $705 of accrued interest into 16,733,120 shares of common stock.

In January 2020, the Company issued 80,000,000 shares of Common Stock for $40,000 in cash as part of a private placement.

On January 16, 2020, the Company issued a note to an unrelated party for $13,200, which includes proceeds of $12,000 and $1,200 in OID that matures in January 2020. The notes bear 0% interest per annum

ITEM 6. EXHIBITS

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

AFTERMASTER, INC.

Date: February 19, 2020	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: February 19, 2020	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: February 19, 2020	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary