Form 10-Q
period 2020-03-31
AFTERMASTER, INC.
filed 2020-07-06
CIK 836809

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐ Yes ☒ No

At July 6, 2020, the number of shares outstanding of Common Stock, $0.001 par value, was 704,519,638 shares.

AFTERMASTER, INC.

INDEX
PART I - FINANCIAL INFORMATION

AFTERMASTER, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	June 30,
	2020	2019

ASSETS

Current Assets
Cash and cash equivalents	$3,721	$366,129
Accounts receivable, net	40,474	24,226
Inventory, net	302,982	306,762
Prepaid expenses	266,263	311,296

Total Current Assets	613,440	1,008,413

Property and equipment, net	40,046	60,817
Right-to-use asset, net	91,247	-
Deposits	24,217	24,217

Total Assets	$768,950	$1,093,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other accrued expenses	$1,667,096	$1,957,550
Accrued interest	1,305,474	921,033
Deferred revenue	7,496	3,921
Accrued consulting services - related party	217,505	161,124
Lease payable	85,235	-
Derivative Liability	19,766,624	5,009,094
Notes payable - related party	276,200	230,000
Notes payable, net of discount of $7,928 and $992, respectively	1,761,659	1,053,758
Convertible notes payable - related party	119,500	119,500
Convertible notes payable, net of discount of $379,706 and $1,024,700, respectively	5,518,670	4,443,837

Total Current Liabilities	30,725,459	13,899,817

Long-Term Liabilities
Lease payable, net of current portion	7,901	-

Total Liabilities	30,733,360	13,899,817

Commitments and Contingencies

Stockholders' Deficit
Convertible preferred stock, Series A; $0.001 par value; 100,000 shares authorized, 15,500 shares issued and outstanding	16	16
Convertible preferred stock, Series A-1; $0.001 par value; 3,000,000 shares authorized 2,585,000 shares issued and outstanding, respectively	2,585	2,585
Convertible preferred stock, Series B; $0.001 par value; 200,000 shares authorized, 3,500 shares issued and outstanding	3	3
Convertible preferred stock, Series C; $0.001 par value; 1,000,000 shares authorized, 13,404 shares issued and outstanding	13	13
Convertible preferred stock, Series D; $0.001 par value; 375,000 shares authorized, 130,000 shares issued and outstanding	130	130
Convertible preferred stock, Series E; $0.001 par value; 1,000,000 shares authorized, 275,000 shares issued and outstanding	275	275
Convertible preferred stock, Series H; $0.001 par value; 5 shares authorized, 2 shares issued and outstanding	-	-
Convertible preferred stock, Series P; $0.001 par value; 600,000 shares authorized, 86,640 shares issued and outstanding	87	87
Convertible preferred stock, Series S; $0.001 par value; 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, authorized 5,000,000,000 shares,
par value $0.001, 659,330,182 and 275,622,995 shares issued
and outstanding, respectively	659,335	275,629
Common stock to be issued, 3,885,000	3,885	3,885
Additional paid In capital	72,311,118	72,770,496
Accumulated Deficit	(102,941,857)	(85,859,489)

Total Stockholders' Deficit	(29,964,410)	(12,806,370)

Total Liabilities and Stockholders' Deficit	$768,950	$1,093,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

REVENUES
AfterMaster Revenues	$140,258	$185,042	$415,725	$457,414
Product Revenues	1,166	21,590	16,430	691,804
Total Revenues	141,424	206,632	432,155	1,149,218

COSTS AND EXPENSES
Cost of Revenues (Exclusive of Depreciation and Amortization)	112,591	137,958	335,399	1,016,911
Depreciation and Amortization Expense	6,119	22,792	20,772	69,687
Research and Development	-	-	-	5,623
Advertising and Promotion Expense	-	10,252	3,777	76,820
Legal and Professional Expense	16,924	17,736	103,443	32,546
Non-Cash Consulting Expense	8,384	406,661	304,314	710,508
General and Administrative Expenses	439,165	625,452	1,682,064	2,260,986

Total Costs and Expenses	583,183	1,220,851	2,449,769	4,173,081

Loss from Operations	(441,759)	(1,014,219)	(2,017,614)	(3,023,863)

Other Income (Expense)
Interest Expense	(555,100)	(686,510)	(1,897,659)	(2,225,076)
Derivative Expense	-	(239,733)	(547,121)	(1,595,079)
Change in Fair Value of Derivative	(12,753,720)	(3,736,445)	(12,718,516)	(3,141,708)
Gain on Extinguishment of Debt	-	-	88,542	-
Gain on Disposal of Property	10,000	-	10,000	-

Total Other Income (Expense)	(13,298,820)	(4,662,688)	(15,064,754)	(6,961,863)

Loss Before Income Taxes	(13,740,579)	(5,676,907)	(17,082,368)	(9,985,726)
Income Tax Expense	-	-	-	-
NET LOSS	$(13,740,579)	$(5,676,907)	$(17,082,368)	$(9,985,726)

Preferred Stock Accretion and Dividends	(56,367)	(57,595)	(169,101)	(170,329)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(13,796,946)	$(5,734,502)	$(17,251,469)	$(10,156,055)

Basic and diluted Loss Per Share of Common Stock	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Weighted Average Number of Shares Outstanding	503,593,945	188,064,556	369,328,565	165,404,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Stockholders' Deficit
(unaudited)
					Additional			Total
	Preferred Stock		Common Stock		Paid In	Common Stock to	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Equity

Balance, June 30, 2018	3,109,044	$3,109	133,446,521	$133,742	$68,916,676	$28,553	$(76,556,750)	$(7,474,670)

Share-Based Compensation to Directors and Employees- Common shares	-	-	-	-	62,879	2,168	-	65,047

Total Stock Issued for Consulting Services and Rent	-	-	8,000,000	8,000	356,630	1,385	-	366,015

Common stock issued for conversion of debt	-	-	17,326,372	17,326	256,984	-	-	274,310

Common stock issued for interest expense	-	-	3,000,000	3,000	87,000	-	-	90,000

Derivative liability	-	-	-	-	959,587	-	-	959,587

Net loss for the quarter ended September 30, 2018	-	-	-	-		-	(2,126,532)	(2,126,532)

Balance, September 30, 2018	3,109,044	$3,109	161,772,893	$162,068	$70,639,756	$32,106	$(78,683,282)	$(7,846,243)

Share-Based Compensation to Directors and Employees- Common shares	-	-	-	-	57,598	3,031	-	60,629

Total Stock Issued for Consulting Services and Rent	-	-	-	-	47,250	2,500	-	49,750

Common stock issued for conversion of debt	-	-	5,397,237	5,397	51,626	-	-	57,023

Derivative liability	-	-	-	-	203,869	-	-	203,869

Net loss for the quarter ended December 31, 2018	-	-	-	-		-	(2,182,287)	(2,182,287)

Balance, December 31, 2018	3,109,044	$3,109	167,170,130	$167,465	$71,000,099	$37,637	$(80,865,569)	$(9,657,259)

Common Stock Sold for Cash	-	-	9,750,000	9,750	87,750	-	-	97,500

Share-Based Compensation to Directors and Employees- Common shares	-	-	7,541,033	7,541	143,280	-	-	150,821

Total Stock Issued for Consulting Services and Rent	-	-	3,750,000	3,750	56,250	-	-	60,000

Preferred H stock issued for conversion of debt	2	-	-	-	198,116	-	-	198,116

Common stock issued for conversion of debt	-	-	17,278,951	17,279	89,513	-	-	106,792

Common Stock Issued from stock to be issued	-	-	34,041,080	33,752	-	(33,752)	-	-

Derivative liability	-	-	-	-	594,464	-	-	594,464

Net loss for the quarter ended March 31, 2019	-	-	-	-		-	(5,676,907)	(5,676,907)

Balance, March 31, 2019	3,109,046	$3,109	239,531,194	$239,537	$72,169,472	$3,885	$(86,542,476)	$(14,126,473)

AFTERMASTER, INC.
Condensed Consolidated Statements of Stockholders' Deficit

					Additional			Total
	Preferred Stock		Common Stock		Paid In	Common Stock to	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Equity

Balance, June 30, 2019	3,109,046	$3,109	279,507,995	$275,629	$72,770,496	$3,885	$(85,859,489)	$(12,806,370)

Common Stock Sold for Cash	-	-	18,900,000	18,900	170,100	-	-	189,000

Share-Based Compensation to Directors and Employees- Common shares	-	-	8,328,043	8,328	83,280	-	-	91,608

Derivative liability	-	-	-	-	(754,997)	-	-	(754,997)

Net loss for the quarter ended September 30, 2019	-	-	-	-	-	-	(1,865,062)	(1,865,062)

Balance, September 30, 2019	3,109,046	$3,109	306,736,038	$302,857	$72,268,879	$3,885	$(87,724,551)	$(15,145,821)

Common Stock Sold for Cash	-	-	8,400,000	8,400	75,600	-	-	84,000

Share-Based Compensation to Directors and Employees- Common shares	-	-	9,724,215	9,724	10,697	-	-	20,421

Common stock issued as incentive with Convertible debt	-	-	7,000,000	7,000	22,400	-	-	29,400

Common stock issued for conversion of debt	-	-	53,693,804	53,694	46,824	-	-	100,518

Common stock issued for conversion of payables	-	-	2,250,000	2,250	29,475	-	-	31,725

Derivative liability	-	-	-	-	(38,365)	-	-	(38,365)

Net loss for the quarter ended December 31, 2019	-	-	-	-		-	(1,476,727)	(1,476,727)

Balance, December 31, 2019	3,109,046	$3,109	387,804,057	$383,925	$72,415,510	$3,885	$(89,201,278)	$(16,394,849)

Common Stock Sold for Cash	-	-	140,000,000	140,000	(70,000)	-	-	70,000

Share-Based Compensation to Directors and Employees- Common shares	-	-	65,947,735	65,947	(19,784)	-	-	46,163

Common stock issued as incentive with Convertible debt	-	-	3,000,000	3,000	(1,500)	-	-	1,500

Common stock issued for conversion of debt	-	-	66,463,390	66,463	(33,748)	-	-	32,715

Derivative liability	-	-	-	-	20,640	-	-	20,640

Net loss for the quarter ended March 31, 2020	-	-	-	-	-	-	(13,740,579)	(13,740,579)

Balance, March 31, 2020	3,109,046	$3,109	663,215,182	$659,335	$72,311,118	$3,885	$(102,941,857)	$(29,964,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2020	2019

OPERATING ACTIVITIES

Net Loss	$(17,082,368)	$(9,985,726)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	84,066	69,687
Share-based compensation - Common Stock	158,192	580,371
Share-based compensation - warrants and options	242,825	-
Share based compensation - preferred stock	-	148,116
Amortization of debt discount and issuance costs	1,219,138	1,602,061
Gain on sale of assets	(10,000)	-
Early payment fees	21,789	-
(Gain)/Loss on extinguishment of debt	(88,542)	-
Derivative expense	547,121	1,595,079
(Gain)/Loss remeasurement of derivative	12,718,516	3,141,707
Changes in Operating Assets and Liabilities:
Accounts receivables	(16,249)	(161,862)
Inventory	3,780	-
Other assets	57,628	321,994
Deposits	-	900
Accounts payable and accrued expenses	256,613	196,264
Lease payments	(61,405)	-
Accrued interest	600,028	528,138
Deferred revenue	3,575	(1,979)
Accrued consulting services - related party	56,381	107,752

Net Cash Used in Operating Activities	(1,288,912)	(1,857,498)

INVESTING ACTIVITIES

Purchase of property and equipment	-	(1,907)
Sale of property and equipment	10,000	-

Net Cash Used in Investing Activities	10,000	(1,907)

FINANCING ACTIVITIES

Common Stock issued for cash	343,000	97,500
Proceeds from notes payable	303,500	325,000
Repayments of notes payable	(119,742)	(47,000)
Proceeds from notes payable - related party	46,200	137,000
Proceeds from convertible notes payable	463,750	1,252,350
Repayments of convertible notes payable	(120,204)	(201,359)
Net Cash Provided by Financing Activities	916,504	1,563,491

NET CHANGE IN CASH	(362,408) #	(295,914)
CASH AT BEGINNING OF PERIOD	366,129	390,191

CASH AT END OF PERIOD	$3,721	$94,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$56,703	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Conversion of notes and interest into common stock	$133,233	$518,125
Conversion of related party payables into preferred stock	$-	$50,000
Derivative liability	$463,750	$1,252,350
Conversion of derivative liability	$245,394	$1,757,920
Common stock issued for prepaid expenses	$-	$475,765
Right-to-use asset	$154,541	$-
Common stock issued with notes payable	$30,900	$-
Warrants issued in private placement	$1,018,116	$-
Convertible notes payable issued for prepaid expenses	$-	$120,000
Convertible notes payable issued for accounts payable	$425,000	$-
Original issue discount	$86,430	$199,146
Conversion of payables for common stock	$31,725	$-
Assignment of debt	$164,204	$11,238
Common stock issued from stock to be issued	$-	$28,553
Warrants issued for prepaid expenses	$12,595	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2019 audited financial statements. The results of operations for the period ended March 31, 2020 is not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $102,941,857, negative working capital of $30,112,019 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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
March 31, 2020 (Unaudited)

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

Leases

The Company adopted ASC 842 as of July 1, 2019 using a modified retrospective transition approach for all leases existing at July 1, 2019, the date of the initial application. Consequently, financial information will not be updated, and disclosures required under ASC 842 will not be provided for dates and periods before July 1, 2019.

As of July 1, 2019, the Company recognized operating lease liabilities of $154,541 based on the present value of the remaining minimum rental payments determined under prior lease accounting standards and corresponding ROU assets of $154,541.

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
March 31, 2020 (Unaudited)

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

Loss Per Share

Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period. The losses attributable to Common shareholders was increased for accrued and deemed dividends on Preferred Stock during the three and nine months ended March 31, 2020 and 2019 of $56,367 and $57,595 and $169,101 and $170,329, respectively.

Due to the fact that the Preferred Stock has certain features of debt and is redeemable, the Company analyzed the Preferred Stock in accordance with ASC 480 and ASC 815 to determine if classification within permanent equity was appropriate. Based on the fact that the redeemable nature of the stock and all cash payments are at the option of the Company, it is assumed that payments will be made in shares of the Company’s Common Stock and therefore, the instruments are afforded permanent equity treatment.

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

For the three and nine months ended March 31, 2020 and 2019, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 28,534,619,898 and 457,788,385 at March 31, 2020 and 2019, respectively.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The new ASU will be effective for the Company beginning in the first fiscal quarter of 2020, and early adoption is permitted. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)

Convertible Notes Payable – Related Parties

Convertible notes payable due to related parties consisted of the following as of March 31, 2020 and June 30, 2019, respectively:

Convertible Notes Payable – Related Parties
	March 31,	June 30,
	2020	2019

$30,000 face value, issued in August 2016, interest rate of 0% and is convertible into shares of the Company’s Common stock at $0.40 per share, matured June 30, 2019, net unamortized discount of $0 as of March 31, 2020 and June 30, 2019, respectively. The notes are currently in default.	$30,000	$30,000
Various term notes with total face value of $89,500 issued from September 2017 to February 2018, interest rates of 0% and are convertible into shares of the Company’s common stock at $0.10 per share, matured from January 2019 to June 30, 2019, net unamortized discount of $0 as of December 31, 2019 and June 30, 2019, respectively. The notes are currently in default.	89,500	89,500
Total convertible notes payable – related parties	119,500	119,500
Less current portion	119,500	119,500
Convertible notes payable – related parties, long-term	$-	$-

Convertible Notes Payable - Non-Related Parties

Convertible notes payable due to non-related parties consisted of the following as of March 31, 2020 and June 30, 2019, respectively:

Convertible Notes Payable - Non-Related Parties
	March 31,	June 30,
	2020	2019
Various term notes with total face value of $2,049,000, issued from July 2014 to March 2018, interest rates from 0% to 10% and are convertible into shares of the Company’s common stock from $0.10 to $0.40 per share, matured from October 2018 to June 2019. One of the notes and accrued interest was assigned to non-related party notes payable in September 2019 and three of the notes and accrued interest were assigned to a non-related convertible note payable in October 2019 The notes are currently in default.	$1,844,000	$2,049,000
Two term notes with total face value of $373,000, issued in February 2017, interest rates of 10% and are convertible into shares of the Company’s common stock at lesser of 40% of the average three lowest closing bids twenty (20) days prior to the conversion date or $0.40 per share, matured June 2018, with additional extension fees of $81,000 added to principal. A total of $187,403 has been converted and $85,654 has been paid. The notes are currently in default.	180,943	186,597
$265,000 face value, issued in May 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.31 or 60% of the lowest closing bids twenty-five (25) days prior to the conversion date, matured February 2018, of which $179,406 was converted. The note is currently in default.	85,594	104,845
Two term notes with total face value of $131,000 face value, issued on July 2017 and August 2017, interest rates of 12% and are convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period ending to the date of conversion, matured May 2018 and June 2018, of which $72,000 was converted. The note is currently in default.	59,000	59,000
$115,000 face value, issued in November 2017, interest rate of 10% and is convertible into shares of the Company’s common stock at 57.5% of the lowest closing bids thirty (30) days prior to the conversion per share, matured August 2018. The note is currently in default.	115,000	115,000
$115,000 face value, issued in January 2018, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.12 and 57.5% of the lowest trading price during the prior thirty (30) days, matured October 2018. The note is currently in default.	115,000	115,000
$160,000 face value, issued in April 2018, of which $150,000 in principal and $10,000 in additional fees, interest rate of 10% and is convertible into shares of the Company’s common stock at the lesser of $0.05 or 57.5% of the lowest closing bids twenty (20) days prior to the conversion date, matured January 2019. The note is currently in default.	160,000	160,000
Two term notes with total face value of $415,000 face value, issued from an assignment in April 2018 of $370,000 in principal and an OID of $45,000, interest rates of 10% and are convertible into shares of the Company’s common stock at rate of 55% of the average trading price for the prior three (3) trading days, matured April 2019, of which $223,198 has been converted. The notes are currently in default.	191,802	191,802
Various term notes with total face value of $502,534, issued from May 2018 to June 2018, interest rates of 12% and are convertible into shares of the Company’s common stock at 61% of the lowest two trading prices during the fifteen (15) trading day period prior to the date of conversion, matured from October 2018 to June 2019, of which $69,898 has been converted and $164,499 has been paid. The note is currently in default.	268,137	268,137
$15,651 face value, issued in June 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 60% of the lowest trading price during the previous twenty (20) days to the date of conversion, matured June 30, 2019. The note is currently in default.	15,651	15,651

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)

$120,000 face value, issued in July 2018 for prepaid services, interest rate of 15% and is convertible into shares of the Company's common stock at 70% of the lowest closing price per share during the twenty (20) days prior to the conversion, matures July 2019. The note is currently in default.	120,000	120,000
$39,759 face value, issued from an assignment in August 2018, interest rate of 12% and is convertible into shares of the Company’s common stock at 55% of the lowest sales price for common stock on principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion date, matured November 2018. The note is currently in default.	39,759	39,759
$23,000 face value, issued in August 2018 of $20,000 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company's common stock at 55% of the average of the three (3) lowest closing price during the 25 days prior to the conversion per share, matures August 2019, net unamortized discount of $0 and $3,214 as of March 31, 2020 and June 30, 2019, respectively, of which $23,000 was converted.	-	19,786
Various term notes total value of $1,575,001 face value, issued from August 2018 to October 2019, of which $1,352,000 in principal and an OID of $223,001, interest rates of 10% and are convertible into shares of the Company’s common stock at equal the lesser of $0.12 and 70% of the lowest trading price for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date, matures from August 2019 to December 2020, net unamortized discount of $228,010 and $273,843 as of March 31, 2020 and June 30, 2019, respectively. A total of $43,750 has been paid. Three notes totaling $1,111,896 in principal are currently in default.
	1,303,241	838,053
Two term notes total value of $64,850, issued in August 2018, of which $61,850 in principal and an OID of $3,000, interest rate of 12% and is convertible into shares of the Company’s common stock at 61% of the lowest trading price for the prior fifteen (15) trading days immediately preceding the conversion date, matures August 2019, net unamortized discount of $0 and $6,998 as of March 31, 2020 and June 30, 2019, respectively, of which $4,550 has been paid. The notes are currently in default.	60,300	57,852
Two term notes total value of $178,000, issued from March 2019 to August 2019, of $160,000 in principal and an OID of $18,000, interest rate of 10% and is convertible into shares of the Company’s common stock at 58% of the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date, matures from March 2020 and August 2020, net unamortized discount of $30,153 and $65,899 as of March 31, 2020 and June 30, 2019, respectively, of which $26,350 has been converted.	121,497	23,101
Various term notes with total value of $562,500, issued from March 2019 to June 2019, of which $535,500 in principal and an OID of $27,000, interest rates of 12% and are convertible into shares of the Company’s common stock at 58% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures from March 2020 and June 2020, net unamortized discount of $93,531 and $509,344 as of March 31, 2020 and June 30, 2019, respectively, of which $100,000 has been paid and $12,500 has been converted.	356,469	53,156
Two term notes with total value of $154,000, issued in April 2019 and June 2019,of which $143,000 in principal and an OID of $11,000, interest rates of 12% and is convertible into shares of the Company’s common stock at 60% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures April 2020, net unamortized discount of $18,725 and $134,435 as of March 31, 2020 and June 30, 2019, respectively.	135,275	19,565
Two term notes total value $103,289, issued from April 2019 to July 2019 of $58,750 in principal, $10,000 in extension fees, $21,789 in additional fees, and an OID of $12,750, interest rate of 12% and is convertible into shares of the Company’s common stock at the lesser of 55% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the issuance date or 55% of the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date, matures from January 2020 to July 2020, net unamortized discount of $9,287 and $30,967 as of March 31, 2020 and June 30, 2019, respectively. A total of $10,000 has been paid.
	84,002	7,533
$263,000 face value, issued from an assignment in October 2019, interest rates of 10% and is convertible into shares of the Company’s common stock at $0.02 per share, matures March 2020.	263,000	-
Total convertible notes payable – non-related parties	5,518,670	4,443,837
Less current portion	5,518,670	4,443,837
Convertible notes payable – non-related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)

During the nine months ended March 31, 2020, one note were amended to extend the maturity dates. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

From July 12, 2019 through October 18, 2019, the Company issued three convertible notes to non-related parties for a total of $541,355, of which $463,750 in principal and $77,605 in OID, that mature from July 12, 2020 to August 2, 2020. The notes bear between 10% to 12% interest per annum. The Company also assumed $21,789 in additional fees added to principal during the period.

During the nine months ended March 31, 2020, the Company made cash payment of $120,204 toward principal various notes discussed above, had $10,000 in extension fees, converted $81,101 in principal, and assigned one note for $20,000 in principal and $3,468 in accrued interest into a non-related party note payable.

During the nine months ended March 31, 2020, the Company also assigned two non-related party notes totaling $78,000 in principal as well as three non-related party convertible notes for $185,000 in principal into a non-related party note payable totaling $263,000.

Notes Payable – Related Parties

Notes payable due to related parties consisted of the following as of March 31, 2020 and June 30, 2019, respectively:

Notes Payable – Related Parties

	March 31,	June 30,
	2020	2019

$5,000 face value, issued in November 2016, interest rate of 0%, which is due on demand.	$5,000	$5,000
Various term notes with total face value of $213,000, issued from February 2017 to April 2019, interest rates of 0%, matured June 30, 2019. The notes are currently in default.	213,000	213,000
$58,200 face value, issued from June 2019 to February 2020, interest rate of 0%, matures June 2020.	58,200	12,000
Total notes payable – related parties	276,200	230,000
Less current portion	276,200	230,000
Notes payable - related parties, long term	$-	$-

From July 15, 2019 through March 31, 2020, the Company issued notes to a related party for a total of $46,200 that all mature on June 30, 2020. The notes bear 0% interest per annum. The Company evaluated the notes for imputed interest and found it to be immaterial.

Notes Payable – Non-Related Parties

Notes payable due to non-related parties consisted of the following as of March 31, 2020 and June 30, 2019, respectively:

Notes Payable – Non-Related Parties
	March 31,	June 30,
	2020	2019
Various term notes with a total face value of $442,325 issued from August 2017 to March 2020, of which $428,500 in principal, $4,250 of extension fees, and an OID of $11,075, interest rate of 0%, matured from December 2018 to April 2020 net of unamortized discount of $6,119 and $992 as of March 31, 2020 and June 30, 2019, respectfully. A total of $161,125 has been paid on principal and $13,200 has been converted on principal. One of the notes and accrued interest with a total face value of $52,000 was assigned to a non-related parties convertible note payable with a face value of $263,000 in October 2019. All but two notes are currently in default.
	$211,381	$209,758
Various notes with a total face value of $127,000 issued from August 2017 to December 2019, interest rate of 10%, matured from December 2018 through April 2020 net of unamortized discount of $696 and $0 as of March 31, 2020 and June 30, 2019, respectively. All but one note is currently in default.	126,304	102,000
Two term notes with total face value of $107,000, issued from September 2017 through March 2019, interest rate of 8% per month, matured from September 2018 and April 2019 net of unamortized discount of $0 as of March 31, 2020 and June 30, 2019. One of the notes and accrued interest with a total face value of $81,000 was assigned to non-related parties notes payable with a total face value of $900,204, and the other note and interest with a total face value of $26,000 was assigned to non-related parties convertible notes payable with a face value of $263,000 in September 2019 and October 2019, respectively.
	-	107,000
$225,000 face value, issued in March 2018, interest rate of 30%, matured March 2019 net of unamortized discount of $0 as of March 31, 2020 and June 30, 2019. The note and accrued interest were assigned to a non-related party notes payable with a total face value of $900,204 in September 2019.	-	225,000
$260,000 face value, issued in June 2018, an additional $21,000 was added to principal by the noteholder, interest rate of 0%, matured December 2018 net of unamortized discount of $0 as of March 31, 2020 and June 30, 2019, of which $31,000 has been paid. The note and accrued interest were reassigned to non-related parties notes payable with a total face value of $900,204 in September 2019.	-	250,000
$160,000 face value, issued in November 2018, interest rate of 5% per month, matured February 2019 net of unamortized discount of $0 as of March 31, 2020 and June 30, 2019. The note and accrued interest were reassigned to a non-related party notes payable with a total face value of $900,204 in September 2019.	-	160,000
Four notes and one convertible note were assigned totaling $900,204 in September 2019, interest rate of 15%, matures April 2020 net of unamortized discount of $0 as of March 31, 2020.	900,204	-
Two term notes with a face value of $100,000, issued in November 2019, interest rate of 5%, matures April 2020, net of unamortized discount of $1,113 as of March 31, 2020.	98,887	-
$425,000 face value, issued in November 2019 resulting from a settlement agreement, interest rate of 0%, matures December 2022, net of unamortized discount of $0 as of March 31, 2020, of which $117 has been paid.	424,883	-
Total note payable – non-related parties	1,761,659	1,053,758
Less current portion	1,761,659	1,053,758
Notes payable – non-related parties, long-term	$-	$-

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)

During the nine months ended March 31, 2020, two notes were amended to extend the maturity dates for payments totaling $4,250. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt.

From July 9, 2019 to March 27, 2020, the Company issued eleven notes to non-related parties for a total of $312,325, $303,500 in principal and $8,825 in OID, that mature from October 14, 2019 to April 19, 2020. The notes bear rates from 0% to 10% interest per annum. The Company evaluated the non-interest-bearing notes for imputed interest and found it to be immaterial. As additional consideration, the Company issued 1,000,000 warrants to purchase shares of Common Stock valued at $12,595 and issued 3,000,000 shares of Common Stock Valued at $1,500.

During the nine months ended March 31, 2020, the Company assigned five non-related party notes totaling $716,000 in principal and $160,736 in accrued interest as well as a non-related party convertible note for $20,000 in principal and $3,468 in accrued interest into a non-related party note payable totaling $900,204.

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
March 31, 2020 (Unaudited)

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

The activity surrounding the issuances of the Preferred Stock is as follows:

During the nine months ended March 31, 2020, the Company has not issued any shares of Series A-1 Preferred.

During the year ended June 2019, the Company has not issued any shares of A-1 Preferred.

During the three and nine months ended March 31, 2020 and 2018, the outstanding Preferred Stock accumulated $56,367 and $57,595 and $169,101 and $170,329 in dividends on outstanding Preferred Stock, respectively. The cumulative dividends in arrears as of March 31, 2020 were approximately $1,530,202.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)

NOTE 6 – COMMON STOCK

On January 13, 2020, the Company increased the number of authorized shares of Common Stock from 1,000,000,000 up to 5,000,000,000 shares in the sole discretion of the board. The Company has authorized 5,000,000,000 shares of $0.001 par value per share Common Stock, of which 663,215,182 issued (of which 3,885,000 are to be issued) as of March 31, 2020. The activity surrounding the issuances of the Common Stock is as follows:

For the Nine months Ended March 31, 2020

The Company issued 167,300,000 shares of Common Stock for $343,000 in cash as part of a private placement in conjunction with the private placements, the Company issued 95,200,000 warrants valued at $1,018,116.

The Company issued 120,157,194 shares of Common Stock for the conversion of notes and accrued interest valued at $133,233. The Company also issued 2,250,000 shares of Common Stock for the conversion of payables valued at $31,725

As share-based compensation to employees and non-employees, the Company issued 83,999,993 shares of common stock valued at $158,192, based on the market price of the stock on the date of issuance.

As part of a provision in a note payable, the Company issued 10,000,000 shares of common stock valued at $30,900 based on the market price on the date of issuance.

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

Stock Purchase Options

During the nine months ended March 31, 2020, the Company did not issue any stock purchase options.

During the nine months ended December 31, 2018, the Company did not issue any stock purchase options, and 25,000 expired.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)

The following table summarizes the changes in options outstanding of the Company during the three and nine months ended March 31, 2020.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance June 30, 2019	500,000	$0.05	$0.17	3.00	$25,000
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2020	500,000	$0.05	$0.16	2.25	$25,000

During the nine months ended March 31, 2020, the Company issued three-year and five-year warrants to purchase a total of 2,918,244 shares with exercise prices from $0.04 to $0.10 per share into the Company’s Common Stock, in conjunction with issuance of two promissory notes, valued at $36,578. The Company also issued 95,200,000 five-year warrants with exercise prices of $0.02 and $0.05 per shares into the Company’s Common Stock, in conjunction with issuance of 22 private placements, valued at $1,818,116 and issued 32,268,725 warrants with exercise price of $0.01 per shares into the Company’s Common Stock in conjunction to two consulting agreements valued at $242,825. The warrants are considered derivative liabilities under ASC 815-40 under the Company’s sequencing policy and were valued using the multinomial lattice model.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

March 31, 2020
Expected volatility	149-341%
Expected dividends	0%
Expected term	0-5 Years
Risk-free interest rate	0.05-1.97%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the three and nine months ended March 31, 2020.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance as of June 30, 2019	41,900,718	$0.15	$0.36	3.43	$6,308,991
Granted	130,386,969	0.03	0.01	4.99	3,777,417
Exercised	-	-	-	-	-
Cancelled/Expired	(4,499,466)	0.28	-	-	(1,281,550)
Outstanding as of March 31, 2020	167,788,221	$0.05	$0.09	4.17	$8,804,858

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)

NOTE 8 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2020 and June 30, 2019. For amounts over proceeds in the initial derivative measurement, the Company recorded a derivative expense of $0 and $547,121 and $239,733 and $1,595,079 during the three and nine months ended March 31, 2020 and 2019, respectively. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $12,753,720 and $12718,376 and $$3,736,445 and $3,141,707 during the three and nine months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, and June 30, 2019, the fair market value of the derivatives aggregated $19,766,624 and $5,009,094, respectively, using the following assumptions: estimated 5-0 year term, estimated volatility of 341.18 – 149.39%, and a discount rate of 1.97 – 0.05%.

Financial instruments measured at fair value on a recurring basis at March 31, 2020, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$19,766,624	$19,766,624

Liabilities measured at fair value on a recurring basis at June 30, 2019, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$5,009,094	$5,009,094
Series H Preferred Stock	$-	$198,116	$-	$198,116

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.

1. The Company is a defendant in an employment related lawsuit filed in California by a former employee, who was terminated for cause in October 2018. The Company believes it is without merit and filed a defense and a Motion to move the matter to Arbitration in Arizona where he was hired, which was subsequently granted. The plaintiff has not responded to requests for the arbitration and the Company expects the matter to be dismissed. The complaint revolves around alleged unpaid commissions.

2. The Company is both a plaintiff and defendant in litigation with its prior manufacturer, Infinity Power and Controls, LLC, (Infinity) of Rock Springs, Wyoming. Infinity was the Company’s manufacturer until they were dismissed in December 2018, due to quality and reliability issues, which resulted in unacceptable product returns and substantial damage to the Company. The Company commenced an action against Infinity in the United States District Court Central District of California for Breach of Contract, Negligence and Fraud. The claim of Fraud was later dismissed. The lawsuit seeks direct and punitive damages of $30 million from Infinity. Infinity sued the Company in the Superior Court of Arizona County of Maricopa for the alleged non-payment of invoices totaling $414,000 and an undetermined amount of parts inventory. Infinity’s Arizona action was stayed pending the outcome of the action in California commenced by the Company. Infinity subsequently counter-sued Aftermaster in California for the relief it sought in the stayed Arizona action. In a related action, both the Company and Infinity were sued in Arizona on December 2, 2019 by PCB manufacturer, Quik Tek Assembly (“Quik Tek”) of Tempe Arizona, for alleged unpaid products and parts that were procured by both the Company and Infinity. No amounts were specified in the complaint nor has Quik Tek ever contacted the Company regarding any of the alleged outstanding amounts. The Company believes that the complaint is without merit and was filed as a defensive maneuver as the Company was looking to recover a substantial cash deposit of $375,000.00 that it lodged with Quik Tek. The Company countersued Quik Tek to recover the cash deposit of $375,000.00.

3. On December 27, 2019, the Company was sued by JSJ Investments, Inc. (JSJ), a Texas corporation, in Texas State Court. Shortly thereafter, the Company successfully filed to have the case moved to Federal Court in Texas and also filed a counterclaim against JSJ for Usury. JSJ is a ratcheting convertible note (also referred to as toxic notes or dilution funding) lender to small-cap companies. In April and June of 2019, JSJ issued the Company two, one year loans with a combined value of $154,000.00 ($77,000.00 each), backed by ratcheting promissory notes. Although neither loan was due, JSJ issued a notice of default, alleging the Company prevented them from converting their debt on one of the notes, into common shares of the Company. The Company offered to pay the notes with interest at the maximum rate allowed under Texas law, when they came due. In response, JSJ demanded in writing through their attorney, Mark Fritsche of Hedrick Kring of Dallas Texas, that the Company immediately pay $730,200.00 to redeem the two notes (that had a face value at the time of $154,000.00). The Company refused to pay what it believed to be an outrageous, egregious and usurious amount of money to extinguish the loans that were not yet due. When the Company refused, JSJ sued the Company for $718,200.00. JSJ alleges that the $718,200.00 represents principal, penalties, interest and fees on the $154,000.00 in loans that were not yet due. The Company is vigorously defending its interests and believes that JSJ’s demands and conduct are illegal under Texas law and that JSJ operated in violation of Section 15(a)(1) of the Securities Act of 1934. Further, the Company is actively exploring its legal rights, if any, in Canada where the loans originated and Usury is a Federal Criminal Offense. JSJ is operated and controlled outside of Texas and the US by Sam Hirji, Matthew Hirji and David Hirji, all of Alberta, Canada.

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)

Lease Agreements

The Company has operating type leases for real estate. As of March 31, 2020, the Company had no finance type leases. The Company’s leases have remaining lease terms of up to 1.33 years, some of which may include options to extend the leases for up to 5 years. Operating lease expense was $21,023 and $63,295 for the three and nine months ended March 31, 2020, inclusive of period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $69,236 and $193,666 for the three and nine months ended March 31, 2020.

Supplemental cash flow information related to operating leases:
Nine Months Ended
March 31, 2020
Operating cash paid to settle lease liabilities	$61,405
Right of use asset additions in exchange for lease liabilities	154,541

Supplemental balance sheet information related to operating leases:
		March 31,
	Balance Sheet Location	2020
Right of use assets	Other noncurrent assets	$91,247

Lease payable	Current liabilities	$85,235
Lease payable	Long-term liabilities	7,901
Total lease payable		$93,136

March 31,
2020
Weighted average remaining lease term (in years)	1.08
Weighted average discount rate	12.15%

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,574 per month, and the total remaining obligations under these leases at March 31, 2020, were approximately $0.

We lease warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at March 31, 2020, were approximately $0.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,799 per month, and the total remaining obligations under this lease at March 31, 2020, were approximately $102,491. The lease resulted in the balance sheet recognition of $154,541.

Below is a table summarizing the annual operating lease obligations over the next 5 years:

Year	Lease Payments
2020	$23,478
2021	79,012
2022	-
2023	-
2024	-
Total	$102,491

AFTERMASTER, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)

Other

The Company has not declared dividends on Series A or B Convertible Preferred Stock or its Series A-1 Convertible Preferred Stock. The cumulative dividends in arrears through March 31, 2020 were approximately $1,530,202.

NOTE 10 – RELATED PARTY TRANSACTIONS

On August 8, 2016, the Company issued a convertible note to a daughter of a director of the Company, for $30,000 as of March 31, 2020 and June 30, 2019. The note bears an interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.40 per share.

From September 2017 to June 2019, the Company issued convertible notes to a director and officer of the Company for $89,500 as of March 31, 2020 and June 30, 2019. The notes bear an average interest rate of 0% per annum and is convertible into shares of the Company’s Common Stock at $0.10 per share.

On November 15, 2016, the Company issued notes to a director and officer of the Company, for $5,000. The note bears an average interest rate of 0% per annum.

From February 2017 to March 2020, the Company issued notes to a director and officer of the Company for $276,200 and $255,000 as of March 31, 2020 and June 30, 2019, respectively. The notes bear an average interest rate of 0% per annum.

As share-based compensation to employees and non-employees, the Company issued 65,947,735 and 7,541,033 and 83,999,993 and 12,740,732 shares of common stock valued at $46,163 and $150,821 and $158,192 and $276,497 for three and nine months ended March 31, 2020 and 2019, respectively, based on the market price of the stock on the date of issuance.

The company has accrued consulting services in the amount of $217,505 and $161,124 payable to directors for services rendered as of March 31, 2020 and June 30, 2019, respectively.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

On April 3, 2020, the Company issued a note to an unrelated party for $34,850, which includes proceeds of $30,000 and $4,850 in OID that matures in July 2020. The notes bear 0% interest per annum.

On March 27, 2020, the Company issued a note to an unrelated party for $22,500 that matured in April 2020. The note bears 0% interest per annum. The note was paid in full as of April 6, 2020.

On April 10, 2020, the Company issued a note to an unrelated party for $20,000 that matures in July 2020. The note bears 0% interest per annum. As additional consideration the Company also issued 3,000,000 shares of common stock and issued 1,500,000 shares to extend the maturity date to April 24, 2020. The Company evaluated the amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not extinguishment of the debt. The note was paid in full as of May 6, 2020.

On April 15, 2020, the Company received approval and funding pursuant to a promissory note evidencing an unsecured loan in the amount of approximately $177,500 (the “Loan”) under the Paycheck Protection Program (or “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Company intended to use the Loan for qualifying expenses in accordance with the terms of the CARES Act.

On April 28, 2020, a holder of the unrelated convertible note converted $1,815 of accrued interest into 23,066,380 shares of common stock.

In June 2020, a holder of an unrelated convertible note converted $9,000 of principal and $705 of accrued interest into 16,733,120 shares of common stock.

In June 2020, the Company issued 3,500,000 shares of Common Stock for $3,500 in cash as part of a private placement.

On June 11, 2020, the Company issued a convertible note to an unrelated company for $40,000 that matures in June 2021. The note bears 8% interest per annum and is convertible into shares of the Company’s common stock at equal the greater of $0.02 and 40% of the lowest Trading Price for the Common Stock on the date of the conversion notice.

Subsequent to the end of the quarter and as of July 06, 2030, certain Aftermaster creditors and note-holders have converted debt totaling the amount of $3,635,531.05 into 265,964,064 shares of restricted common stock at an average conversion price of $0.14.

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

Corporate Background

We are a Delaware corporation, incorporated on May 12, 1988, and traded on an over the counter market (ticker symbol: AFTM). As of March 31, 2020, there were 306,736,038 shares of Common Stock issued and outstanding. The Company’s office and principal place of business, research, recording and mastering studios are located at 6671 Sunset Blvd., Suite 1520, Hollywood, CA 90028 USA, and its telephone number is (310) 657-4886. The Company also has an office at 7825 E. Gelding Drive, Suite 101, Scottsdale, Arizona 85260 USA, and its telephone number is (480) 556-9303.

Aftermaster, Inc. (“the Company” or “Aftermaster”) is an audio technology and products company located in Hollywood, California and Scottsdale, Arizona. The Company’s subsidiaries include Aftermaster HD Audio Labs, Inc. and MyStudio, Inc.

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

The quarter ending March 31, 2020 brought unexpected challenges due to the outbreak of the Worldwide Covid-19 Coronavirus Pandemic. The “stay-at-home” laws that were passed and the overall uncertainty created by the Pandemic, brought the company’s ability to raise capital to a virtual standstill and further delayed the roll-out of our products. The one bright spot operationally was the recording and mastering studios operated by the Company in Hollywood which continued to perform well during the quarter while complying with California Executive Order N-33-20. Also, the Company’s R & D and product engineering team continued to work non-stop to refine its existing products, as well as develop new products, which are soon to be introduced.

The current uncertainty in the financial markets for micro-cap companies has made the Company’s level of debt (a significant portion of it being toxic, ratcheting convertible notes), a concern with prospective investors, which combined with the Company’s share price, have made it virtually impossible for the Company to continue to raise capital on acceptable terms. In order to attract investment capital, the Company must rapidly lower its overall debt. Accordingly, the Company recently offered all of its creditors and note-holders the opportunity to convert their debt into common shares. Subsequent to the end of the quarter, conversions pursuant to the debt-for-shares offer have reduced the Company’s debt by $3,635,513.05 (approximately 33% of total debt, excluding non-cash derivative liabilities), in exchange for 265,964,064 restricted common shares with an average conversion price of $0.014 per share (a substantial premium to the market). The Company is continuing to work aggressively with its lenders and creditors to further reduce its debt in order to raise the capital required to carry the Company through until the manufacturing of its products recommences.

After several quarters of exceptional sales growth, the Company was forced to suspend manufacturing and dismiss its manufacturer because of high return rates and quality and reliability issues with the Company’s Aftermaster Pro product. The suspension of manufacturing and sales substantially impaired the Company’s growth and operations over many quarters, as it eliminated any meaningful revenues from product sales. In an effort to recapture the damages sustained from its manufacturer before the Pandemic, the Company commenced an action against the manufacturer, Infinity Power and Controls, LLC of Rock Springs, Wyoming for $30 million to recover direct and punitive damages in the United States District Court for the Central District of California.

The Company’s product sales continued to be on hold during the quarter ended March 31, 2020, due to the ongoing delay in the manufacturing of our products. The latest delay is due primarily to the impact of the worldwide Coronavirus Pandemic, which forced the Company to further hold up the rollout of its product line.

Prior to the Pandemic, the Company secured a new manufacturer (see below) and had expected that manufacturing would resume during the latter part of the quarter. However, the outbreak of the Worldwide Coronavirus Pandemic and “stay-at-home” laws, brought manufacturing to an abrupt standstill. It remains uncertain when manufacturing will start-up again, however based on current information it is expected that our manufacturer will reopen in India soon and begin manufacturing our products sometime in the next two calendar quarters.

As stated above, the Company entered into a multi-year, Financing, Licensing, Manufacturing and Distribution agreement with Ritika Research Labs Pvt. Ltd. of Mumbai India. Ritika is a private company which has interests in manufacturing, electronics and product distribution and marketing. The agreement calls for Ritika to finance engineering, product development, manufacturing, inventory and the marketing and distribution of all Aftermaster’s products worldwide (excluding the US and Canada). The agreement is significant as it brings much needed capital for manufacturing, inventory and sales of Aftermaster products to the Company. The agreement is expected to save the Company significant resources both financially and operationally while raising the quality and reliability of all its products in markets worldwide. The Company will receive tiered royalty payments on worldwide sales excluding the US and Canadian markets, which are retained by the Company. The progress with Ritika in the manufacturing and sales of Aftermaster products was impacted by the worldwide Coronavirus Pandemic and lockdown in India. It remains uncertain when our products will be available for sale but based on the current state of the Coronavirus epidemic in India, the Company expects manufacturing and sales to begin sometime in the next two calendar quarters.

Business and Products

Aftermaster Consumer and Professional Electronics Products

The Company has assembled a talented branding, technical and design team who design and develop the Company’s consumer and professional electronics products. The Company’s goal is to invent, develop and market unique products utilizing its award winning and patented audio technologies.

Aftermaster Pro™ and HearClear TV™

The first consumer electronic product to be introduced was the Aftermaster Pro, designed to dramatically improve the quality of TV audio. The Aftermaster Pro is the world’s first personal audio re-mastering device and defines a new category in consumer electronics products by offering a product never before offered. Aftermaster Pro is a proprietary, first-to-market product which has no direct competition.

The number of existing televisions worldwide is substantial, and a majority of TV owners complain about their TV audio quality, especially the need to continually adjust the volume because of the difficulty in hearing dialogue in programming.

Smaller than an iPhone, the Aftermaster Pro transforms the audio of a TV to sound clearer, fuller, deeper, and more exciting using proprietary algorithms painstakingly developed over several years. The Aftermaster Pro connects easily via HDMI, optical or 3.5mm cables with virtually any A/V media source (i.e., cable, satellite box, stereo, etc.). The Aftermaster Pro raises and clarifies TV dialogue in programming while significantly enhancing the quality of the overall audio content. This solves the longstanding need to continually adjust volume during a TV show to hear the dialogue.

Thousands of Aftermaster Pro units have been sold to buyers in over 70 countries through HSN TV, HSN.com and online retail outlets including the Company’s own website, Aftermasterpro.com.

The Company has also developed a new portable TV audio remastering product called HearClear TV™, which is based on its Aftermaster Pro product. HearClear is aimed at people with hearing loss and will initially be available through audiological clinics www.hearclear.tv.

The Aftermaster "Superbars™"

Aftermaster has developed two revolutionary soundbars - the compact "Superbar™" (38" x 3" x 3") and the "Superbar Pro" (40" x 4" x 4"). We consider them revolutionary because they deliver never before heard audio quality from a soundbar design. Although our Superbar’s are designed for use primarily with televisions, they also deliver the power and fidelity demanded from a home stereo system. Aftermaster achieved this leap by incorporating Aftermaster’s proprietary, award-winning audio processing technology with components that are optimized to process and deliver Aftermaster technology. For the first time, Aftermaster engineers were able to design a product from the ground up using components and processes that were specifically chosen to optimize and complement Aftermaster's revolutionary audio processing technology. State of the art speakers, clean, powerful amplifiers and custom crossovers are integrated into a proprietary acoustic shell all designed to compliment our award-winning and patented Aftermaster audio processing technology.

Aftermaster Studio Pro™

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

Additional Aftermaster branded consumer electronics products are under development, which we expect to introduce in the coming year. www.aftermaster.com/products

ON Semiconductor/Aftermaster Audio Chip and Software

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

The algorithm and chips allow consumer product manufacturers an opportunity to offer a significantly improved and differential audio experience in their products without having to significantly change hardware and form factor designs. We hope to generate significant revenues through the sale of the ON/Aftermaster chips and software licensing to third parties.

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

The name Aftermaster was derived by our technology being able to remaster and improve audio that has already been mastered. The Aftermaster audio process pulls an audio event apart that has previously been finished or mastered and then remasters it to our standards, hence “Aftermaster”. Aftermaster is unique among audio processes as it enhances the entire frequency range without distortion or changing the underlying intent of the audio. The Aftermaster process is also popular for mastering previously un-mastered audio such as new recordings or live events.

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

Intellectual Property and Licensing

The Company has been awarded nine patents and multiple trademarks with numerous others pending. The Company has an aggressive intellectual property strategy to protect the Aftermaster and the related technologies it has developed. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with third parties. We rigorously control access to our proprietary technologies. The Company has engaged Morgan Chu of Irell and Manella, to represent its intellectual property interests along with its existing IP attorneys Farjami & Farjami LLP and Arnold Weintraub of the Weintraub Group. Mr. Weintraub serves on the Board of Directors of the Company.

Employees

As of March 31, 2020, we employed nine full-time employees. We expect to seek additional employees in the next year to handle anticipated potential growth.

We believe that our relationship with our employees are good. None of our employees are members of any union, nor have they entered into any collective bargaining agreements.

Facilities

We lease offices in Hollywood, California (located at 6671 Sunset Blvd., Suite 1520, 1518 and 1550, Hollywood, California, 90028) for corporate, research, engineering and mastering services. The lease expired on December 31, 2017 and now is on a month to month basis. The total lease expense for the facility is approximately $20,574 per month, and the total remaining obligations under these leases at March 31, 2020, were approximately $0.

We lease warehouse space located at 8260 E Gelding Drive, Suite 102, Scottsdale, Arizona, 85260. The lease expired on January 31, 2019 and now is on a month to month basis. The total lease expense for the facility is approximately $1,993 per month, and the total remaining obligations under this lease at March 31, 2020, were approximately $0.

We lease corporate offices located at 7825 E Gelding Drive, Suite 101, Scottsdale, Arizona, 85260. The lease expires on April 30, 2021. The total lease expense for the facility is approximately $7,799 per month, and the total remaining obligations under this lease at March 31, 2020, were approximately $102,491.

RESULTS OF OPERATIONS

Revenues
	For the Three Months Ended
	March 31,
	2020	2019
AfterMaster Revenues	$140,258	$185,042
Product Revenues	1,166	21,590
Total Revenues	$141,424	$206,632

Revenues
	For the Nine Months Ended
	March 31,
	2020	2019
AfterMaster Revenues	$415,725	$457,414
Product Revenues	16,430	691,804
Total Revenues	$432,155	$1,149,218

We currently generate revenue from our operations through two activities: AfterMaster revenues and AfterMaster product revenues.

AfterMaster revenues are generated primarily from AfterMaster audio services provided to producers and artists on a contract basis. We hope this source of revenue grows in coming years, and the Company is expecting to generate additional revenues in this category from on-line mastering downloads and the development of the AfterMaster software algorithm and chip, although such growth and additional revenues are not assured and may not occur. Product revenues for the three and nine months ended March 31, 2020, decreased to $140,258 and $415,725, as compared to $185,042 and $457,414 for the comparable the three and nine months ended March 31, 2019, respectively. The decrease in product revenues are due to the company selling fewer Aftermaster Pro through our website (www.Aftermasterpro.com) and through consumer retail distribution channels.

In the aggregate, total Company revenues decreased to $141,424 and $432,155 for the three and nine months ended March 31, 2020, as compared to total revenues of $206,632 and $1,149,218 for the three and nine months ended March 31, 2019, the decrease is due to the company acquiring new overseas manufacturer and the redesign of the Aftermaster Pro in order to lower the cost of goods sold.

Cost of Revenues
	For the Three Months Ended
	March 31,
	2020	2019
Cost of Revenues (excluding depreciation and amortization)	$ 112,591	$137,958

Cost of Revenues
	For the Nine Months Ended
	March 31,
	2020	2019
Cost of Revenues (excluding depreciation and amortization)	$ 335,399	$1,016,911

Cost of sales consists primarily of manufacturing cost of the Aftermaster Pro TV consumer electronic product, Aftermaster Studio Rent, Consultants, senior engineers, and excludes depreciation and amortization on fixed assets. The decrease in cost of sales for the three- and nine-months ending March 31, 2020, over the comparable quarter, is attributable, primarily, to the decrease in product revenue therefore the company had lower manufacturing cost of the Aftermaster Pro. The company had cost of revenues in the amount of $112,591 and $335,399 for the three- and nine-months ending March 31, 2020, as compared to $137,958 and $1,016,911 for the three- and nine-months ending March 31, 2019.

Other Operating Expenses

	For the Three Months Ended
	March 31,
	2020	2019
Depreciation and Amortization Expense	$6,119	$22,792
Research and Development	-	-
Advertising and Promotion Expense	-	10,252
Legal and Professional Expense	16,924	17,736
Non-Cash Consulting Expense	8,384	406,661
General and Administrative Expenses	439,165	625,452
Total	$470,592	$1,082,893

Other Operating Expenses

	For the Nine Months Ended
	March 31,
	2020	2019
Depreciation and Amortization Expense	$20,772	$69,687
Research and Development	-	5,623
Advertising and Promotion Expense	3,777	76,820
Legal and Professional Expense	103,443	32,546
Non-Cash Consulting Expense	304,314	710,508
General and Administrative Expenses	1,682,064	2,260,986
Total	$2,114,370	$3,156,170

General and administrative expenses consist primarily of compensation and related costs for our finance, legal, human resources, investor relation, public relations and information technology personnel; rent and facilities; and expenses related to the issuance of stock compensation. During the three and nine months ended March 31, 2020, General and administrative expenses decreased by $186,287 and $578,992 as compared to the three and nine months ended March 31, 2019. The decrease is primarily due to the company using a third-party consultant to help with the business operations in the prior period, which did not occur in the current period.

During the three and nine months ended March 31, 2020, Research and Development costs decreased to $0 and $0 from $0 and $5,623, Advertising and Promotion decreased to $0 and $3,777 from $10,252 and $76,820, Legal and Professional fees decreased for the three month period and increased for the nine month period to $16,924 and $103,443 from $17,736 and $32,546 and consulting services decreased to $8,384 and $304,314 from $406,661 and $710,508, as compared to the three and nine months ended March 31, 2019. The decrease is primarily due to the company using social media advertising to help generate sales. The decrease in Research and Development was not material compared to the three and nine months ended December 31, 2018. The decreases in Advertising and Promotion for the three and nine months ended March 31, 2020, are primarily due to the design, development and marketing of its Aftermaster Pro consumer hardware product in the three and nine months ended March 31, 2019. Legal and Professional fees increases are primarily to the company only using one attorney on a monthly retainer to handle all the company’s legal needs in the prior period compared to five in the nine months ended March 31, 2020. The decrease in consulting expenses are primarily due to issuing fewer stock for services compared to the three and nine months ended March 31, 2019, respectively.

Other Expense
	For the Three Months Ended
	March 31,
	2020	2019
Interest Expense	$(555,100)	$(686,510)
Derivative Expense	-	(239,733)
Change in Fair Value of Derivative	(12,753,720)	(3,736,445)
Gain on Extinguishment of Debt	-	-
Gain on Disposal of Property	10,000	-
Total	$(13,298,820)	$(4,662,688)

Other Expense
	For the Nine Months Ended
	March 31,
	2020	2019
Interest Expense	$(1,897,659)	$(2,225,076)
Derivative Expense	(547,121)	(1,595,079)
Change in Fair Value of Derivative	(12,718,516)	(3,141,708)
Gain on Extinguishment of Debt	88,542	-
Gain on Disposal of Property	10,000	-
Total	$(15,064,754)	$(6,961,863)

The other expenses during the three and nine months ended March 31, 2020, totaling $13,298,820 and $15,064,754 of expenses, which consists of interest expense, derivative expense, change in fair value of derivative, and gain on extinguishment of debt. During the comparable three and nine months in 2019, other expenses totaled $4,662,688 and $6,961,863. Interest expense has decreased primarily due to a decrease in non-cash interest expense relating to amortization of recent debt discount. These additional borrowings have been used in the development of the Aftermaster HD. Derivative expense and change in fair value of derivatives has decreased due to the company revaluing the instruments at the end of the current period offset by the issuance of derivative instruments in the current period . Gain on extinguishment of debt is due to two settlement agreements in the current period. Gain on disposal of property is due to the Company selling a vehicle that was fully depreciated during current period.

Net Loss
	For the Three Months Ended
	March 31,
	2020	2019
Net Loss	$ (13,740,579)	$(5,676,907)

Net Loss
	For the Nine Months Ended
	March 31,
	2020	2019
Net Loss	$ (17,082,368)	$(9,985,726)

Due to the Company’s cash position, we use our Common Stock as currency to pay many employees, vendors and consultants. Once we have raised additional capital from outside sources, as well as generated cash flows from operations, we expect to reduce the use of Common Stock as a significant means of compensation. Under FASB ASC 718, “Accounting for Stock-Based Compensation” and ASC 505, Equity Based Payments to Non-Employees”, these non-cash issuances are expensed at the equity instruments fair market value. Absent these large stock-based compensation of $8,384 and $406,661 and $304,314 and $710,508, derivative expense of $0 and $239,733 and $547,121 and $1,595,079, loss on the change in the derivative liability of $12,718,516 and $3,736,445 and 12,753,720 and $3,141,708 for the three and nine months ended March 31, 2020 and 2019, our net loss would have been $978,475 and $1,294,068 and $3,512,417 and $4,538,431 for three and nine months ended March 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had revenues of $141,424 and $432,155 during the three and nine months ended March 31, 2020 as compared to $206,632 and $1,149,218 in the comparable three and nine months of 2019. The Company has incurred losses since inception of $102,941,857. At March 31, 2020, the Company has negative working capital of $30,112,019, which was a decrease in working capital of $17,220,615 from June 30, 2019.

The Company had cash of $3,721 as of March 31, 2020, as compared to $366,129 as of June 30, 2019. The decrease is a result of the Company making payments on convertible notes payable totaling $120,204 and payments on notes payable totaling $119,742, which was partially offset by the Company entered into thirty four (34) Share Purchase Agreements with individual accredited investors resulting in net proceeds of $343,000, eleven (11) notes payable resulting in net proceeds of $303,500, five (5) related notes payable resulting in net proceeds of $46,200, and three (3) convertible notes payable resulting in net proceeds of $463,750 during the nine months ended March 31, 2020. The cash provided by financing activities decreased by $646,987 during the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019. This amount was also decreased by operational costs, payments of obligations from convertible notes, notes, and lease payables. The company had more expenses during the quarter than the funding which resulted in a decrease in cash. The decrease is related to the company having less funding during the nine months ending March 31, 2020 as compared to June 30, 2019.

The Company had prepaid expense of $266,263 as of March 31, 2020, as compared to $311,296 as of June 30, 2019. The decrease is due to the Company amortizing the prepaid expenses totaling $61,490 over the nine months ended March 31, 2020.

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

As of March 31, 2020, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements which will require additional capital to be generated from the sale of Common Stock, the sale of Preferred Stock, equipment financing, debt financing and bank borrowings, to the extent available, or other forms of financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the nine months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.

1. The Company is a defendant in an employment related lawsuit filed in California by a former employee, who was terminated for cause in October 2018. The Company believes it is without merit and filed a defense and a Motion to move the matter to Arbitration in Arizona where he was hired, which was subsequently granted. The plaintiff has not responded to requests for the arbitration and the Company expects the matter to be dismissed. The complaint revolves around alleged unpaid commissions.

2. The Company is both a plaintiff and defendant in litigation with its prior manufacturer, Infinity Power and Controls, LLC, (Infinity) of Rock Springs, Wyoming. Infinity was the Company’s manufacturer until they were dismissed in December 2018, due to quality and reliability issues, which resulted in unacceptable product returns and substantial damage to the Company. The Company commenced an action against Infinity in the United States District Court Central District of California for Breach of Contract, Negligence and Fraud. The claim of Fraud was later dismissed. The lawsuit seeks direct and punitive damages of $30 million from Infinity. Infinity sued the Company in the Superior Court of Arizona County of Maricopa for the alleged non-payment of invoices totaling $414,000 and an undetermined amount of parts inventory. Infinity’s Arizona action was stayed pending the outcome of the action in California commenced by the Company. Infinity subsequently counter-sued Aftermaster in California for the relief it sought in the stayed Arizona action. In a related action, both the Company and Infinity were sued in Arizona on December 2, 2019 by PCB manufacturer, Quik Tek Assembly (“Quik Tek”) of Tempe Arizona, for alleged unpaid products and parts that were procured by both the Company and Infinity. No amounts were specified in the complaint nor has Quik Tek ever contacted the Company regarding any of the alleged outstanding amounts. The Company believes that the complaint is without merit and was filed as a defensive maneuver as the Company was looking to recover a substantial cash deposit of $375,000.00 that it lodged with Quik Tek. The Company countersued Quik Tek to recover the cash deposit of $375,000.00.

3. On December 27, 2019, the Company was sued by JSJ Investments, Inc. (JSJ), a Texas corporation, in Texas State Court. Shortly thereafter, the Company successfully filed to have the case moved to Federal Court in Texas and also filed a counterclaim against JSJ for Usury. JSJ is a ratcheting convertible note (also referred to as toxic notes or dilution funding) lender to small-cap companies. In April and June of 2019, JSJ issued the Company two, one year loans with a combined value of $154,000.00 ($77,000.00 each), backed by ratcheting promissory notes. Although neither loan was due, JSJ issued a notice of default, alleging the Company prevented them from converting their debt on one of the notes, into common shares of the Company. The Company offered to pay the notes with interest atthe maximum rate allowed under Texas law, when they came due. In response, JSJ demanded in writing through their attorney, Mark Fritsche of Hedrick Kring of Dallas Texas, that the Company immediately pay $730,200.00 to redeem the two notes (that had a face value at the time of $154,000.00). The Company refused to pay what it believed to be an outrageous, egregious and usurious amount of money to extinguish the loans that were not yet due. When the Company refused, JSJ sued the Company for $718,200.00. JSJ alleges that the $718,200.00 represents principal, penalties, interest and fees on the $154,000.00 in loans that were not yet due. The Company is vigorously defending its interests and believes that JSJ’s demands and conduct are illegal under Texas law and that JSJ operated in violation of Section 15(a)(1) of the Securities Act of 1934. Further, the Company is actively exploring its legal rights, if any, in Canada where the loans originated and Usury is a Federal Criminal Offense. JSJ is operated and controlled outside of Texas and the US by Sam Hirji, Matthew Hirji and David Hirji, all of Alberta, Canada.

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

AFTERMASTER, INC.

Date: July 6, 2020	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

AFTERMASTER, INC.

Date: July 6, 2020	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: July 6, 2020	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary