Form 10-Q/A
period 2020-03-31
AFTERMASTER, INC.
filed 2020-07-17
CIK 836809

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

☐ Yes ☒ No

At July 17, 2020, the number of shares outstanding of Common Stock, $0.001 par value, was 704,519,638 shares.

EXPLANATORY NOTE

Aftermaster, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (the “Original Form 10-Q”). This Amendment is being filed solely to refer to adjustments to Item 1A. Risk Factors to the Original Form 10-Q in response to comments the Company received from the Securities and Exchange Commission (the “SEC”) on disclosing the conditions and reasons for the Company’s exemption under Release No. 34-88465, COVID-19 Order. Nothing in the Form 10-Q is being amended other than the changes to Item 1A as described above.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on July 6, 2020 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

ITEM 1A - RISK FACTORS

The Company is supplementing the risk factors previously disclosed in its most recent periodic reports filed under the Securities Exchange Act of 1934 with the following risk factor:

Our financial performance and operations have been delayed due to the impact of the Corona Virus pandemic which has also slowed down investor funding opportunities.

The recent outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations. Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Form 8-K, but we hope to limit the impact on our business, results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMASTER, INC.

Date: July 17, 2020	By:	/s/ Larry Ryckman
Larry Ryckman,
Title: Director, President, Chief Executive Officer

AFTERMASTER, INC.

Date: July 17, 2020	By:	/s/ Mirella Chavez
Mirella Chavez
Title: Chief Financial Officer, Secretary

3